Form 10-Q
period 2004-06-30
GENWORTH FINANCIAL INC
filed 2004-07-30
CIK 1276520

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32195

Genworth Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-1073076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6620 West Broad Street Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

(804) 281-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

At July 30, 2004, 146,457,613 shares of Class A Common Stock, par value $0.001 per share, and 343,088,145 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genworth Financial, Inc.

Combined Statements of Earnings

(Dollar amounts in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Premiums	$1,708	$1,690	$3,430	$3,277
Net investment income	1,001	995	2,038	1,987
Net realized investment gains (losses)	8	(37)	24	(16)
Policy fees and other income	200	216	446	447

Total revenues	2,917	2,864	5,938	5,695

Benefits and expenses:
Benefits and other changes in policy reserves	1,296	1,202	2,644	2,455
Interest credited	354	406	750	815
Underwriting, acquisition, and insurance expenses, net of deferrals	476	476	984	964
Amortization of deferred acquisition costs and intangibles	305	359	650	659
Interest expense	47	27	94	54

Total benefits and expenses	2,478	2,470	5,122	4,947

Earnings from continuing operations before income taxes and accounting changes	439	394	816	748
Provision for income taxes	171	129	288	229

Net earnings from continuing operations before accounting changes	268	265	528	519
Net earnings from discontinued operations	—	99	—	176
Gain on sale of discontinued operations	—	—	7	—

Net earnings before accounting changes	268	364	535	695
Cumulative effect of accounting changes, net of taxes	—	—	5	—

Net earnings	$268	$364	$540	$695

Earnings per share (See Note 1):
Basic	$0.55	$0.74	$1.10	$1.42

Diluted	$0.55	$0.74	$1.10	$1.42

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Combined Statements of Financial Position

(Dollar amounts in millions, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$48,001	$65,485
Equity securities available-for-sale, at fair value	352	600
Mortgage and other loans, net of valuation allowance of $49 and $50	5,800	6,114
Policy loans	1,108	1,105
Short-term investments	856	531
Restricted investments held by securitization entities	956	1,069
Other invested assets	3,558	3,789

Total investments	60,631	78,693
Cash and cash equivalents	1,384	1,982
Accrued investment income	736	970
Deferred acquisition costs	4,989	5,788
Intangible assets	889	1,346
Goodwill	1,457	1,728
Reinsurance recoverable	18,817	2,334
Other assets ($30 and $65 restricted in securitization entities)	1,471	2,346
Deferred tax asset	139	—
Separate account assets	8,393	8,244

Total assets	$98,906	$103,431

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$59,935	$59,257
Liability for policy and contract claims	3,180	3,207
Unearned premiums	3,329	3,616
Other policyholder liabilities	723	465
Other liabilities	7,117	7,051
Non-recourse funding obligations	600	600
Short-term borrowings	500	2,239
Long-term borrowings	2,415	529
3.84% Senior notes due 2009 underlying equity units	600	—
Series A Preferred Stock, mandatorily redeemable	100	—
Deferred tax liability	—	1,405
Borrowings related to securitization entities	937	1,018
Separate account liabilities	8,393	8,244

Total liabilities	87,829	87,631

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value;
1.5 billion shares authorized; 146.4 million shares issued and outstanding	—	—
Class B Common Stock, $0.001 par value;
700 million shares authorized; 343.1 million shares issued and outstanding	—	—
Paid-in capital	10,599	8,377
Accumulated nonowner changes in stockholders’ interest:
Net unrealized investment gains	166	1,518
Derivatives qualifying as hedges	84	(5)
Foreign currency translation adjustments	136	159

Accumulated nonowner changes in stockholders’ interest	386	1,672
Retained earnings	92	5,751

Total stockholders’ interest	11,077	15,800

Total liabilities and stockholders’ interest	$98,906	$103,431

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Combined Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$540	$695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of investment discounts and premiums	19	7
Net realized investment gains	(24)	16
Charges assessed to policyholders	(141)	(131)
Acquisition costs deferred	(504)	(872)
Amortization of deferred acquisition costs and intangibles	650	659
Deferred income taxes	(1,046)	64
Corporate overhead allocation	14	22
Cumulative effect of accounting changes, net of taxes	(5)	—
Net earnings from discontinued operations	—	(149)
Net gain from sale of discontinued operations	(7)	—
Change in certain assets and liabilities:
Accrued investment income and other assets, net	432	173
Insurance reserves	1,368	2,550
Other liabilities and other policy-related balances	154	(578)
Tax liabilities	881	(351)

Net cash from operating activities	2,331	2,105

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	2,960	3,259
Mortgage, policy and other loans	449	342
Other invested assets	28	28
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	2,412	6,117
Other invested assets	124	18
Purchases and originations of investments:
Fixed maturities and equity securities	(7,212)	(10,113)
Mortgage, policy and other loans	(587)	(1,084)
Other invested assets	(134)	(54)
Payments for businesses purchased, net of cash acquired	(9)	25
Proceeds from the sale of discontinued operations	10	—
Short-term investment activity, net	(232)	(379)

Net cash from investing activities	(2,191)	(1,841)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,044	3,862
Redemption and benefit payments on investment contracts	(3,257)	(4,281)
Payments on short-term borrowings, net	(2,400)	—
Proceeds from long-term borrowings	1,895	—
Net commercial paper borrowings	500	34
Cash transferred as part of our corporate reorganization	(838)	—
Dividend paid to stockholder	(1,581)	(55)
Capital contribution received from stockholder	1,893	53

Net cash from financing activities	(744)	(387)

Effect of exchange rate changes on cash and cash equivalents	6	34

Net decrease in cash and cash equivalents	(598)	(89)
Cash and cash equivalents at beginning of period	1,982	1,569

Cash and cash equivalents at end of period	$1,384	$1,480

See Notes to Combined Financial Statements

In connection with our corporate reorganization on May 24, 2004, we completed several noncash transactions with our parent. These transactions included the transfer of the assets and liabilities of entities that were not included in our corporate reorganization, as well as noncash consideration paid to GEFAHI in the form of debt issuance and other liabilities as consideration for the assets and liabilities that remained part of Genworth. The following table details these transactions:

(Dollar amounts in millions)	Six months ended June 30, 2004
(Unaudited)
Supplemental schedule of noncash investing and financing activities
Excluded Net Assets:
Assets (net of cash of $838) excluded in corporate reorganization	$21,896
Liabilities excluded in corporate reorganization	(20,965)

Net assets transferred to majority stockholder in connection with corporate reorganization	$931

Other noncash transactions in connection with corporate reorganization:
Issuance of senior notes underlying equity units	$600
Issuance of Series A preferred stock	100
Issuance of contingent note	550
Issuance of intercompany note	2,400

Total other noncash transactions in connection with our corporate reorganization	$3,650

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004. Prior to its initial public offering (“IPO”), Genworth was a wholly-owned subsidiary of GE Financial Assurance Holdings, Inc. (“GEFAHI”). GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. GEFAHI is a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. Prior to the completion of the IPO, Genworth acquired substantially all of the assets and liabilities of GEFAHI. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses include international mortgage insurance, European payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting. In consideration for the assets and liabilities Genworth acquired in connection with our corporate reorganization, Genworth issued to GEFAHI 489.5 million shares of its Class B Common Stock, $600 million of its Equity Units, $100 million of its Series A cumulative preferred stock (“Series A Preferred Stock”), which is mandatorily redeemable, a $2.4 billion short-term note, and a $550 million contingent non-interest-bearing note. The liabilities Genworth assumed included ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI. The transactions above, which were accounted for at book value as a transfer between entities under common control, are referred to as our corporate reorganization. Shares of Class B Common Stock convert automatically into shares of Class A Common Stock when they are held by any person other than GE or an affiliate of GE or when GE no longer beneficially owns at least 10% of our outstanding common stock. As a result, all of the 146.4 million shares of common stock offered in Genworth’s initial public offering consisted of Class A Common Stock (including shares sold pursuant to the underwriters’ exercise of their over-allotment option).

The accompanying combined financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and business included in the predecessor combined financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., GE Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., GE Mortgage Insurance (Guernsey) Ltd., GE Capital Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., The Terra Financial Companies, Ltd., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Financial Insurance Compania De Seguros y Reaseguros de Vida S.A. and GE Residential Connections Corp., and the consumer protection insurance business of Vie Plus S.A. All of the combined companies were indirect subsidiaries of GE. We refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year.

Basic and diluted earnings per share are calculated by dividing historical net earnings for the six months ended June 30, 2004 and 2003 by 489.5 million pro forma basic shares outstanding and by 490.9 million pro forma diluted shares outstanding, respectively, assuming in each case, that these shares were outstanding as of June 30, 2004 and 2003. Pro forma shares outstanding used in our calculation of pro forma diluted earnings per share increased due to additional shares of Class A Common Stock issuable under stock options, restricted stock units and stock appreciation rights and were calculated based on the treasury stock method.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Basic and diluted earnings per share:
Net earnings from continuing operations	$0.55	$0.54
Net earnings from discontinued operations	—	0.20

Basic and diluted earnings per share	$0.55	$0.74

	Six Months Ended June 30,
	2004	2003
Basic and diluted earnings per share:
Net earnings from continuing operations	$1.08	$1.06
Net earnings from discontinued operations	—	0.36
Gain on sale of discontinued operations	0.01	—
Cumulative effect of accounting change	0.01	—

Basic and diluted earnings per share	$1.10	$1.42

The accompanying combined financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These combined financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these combined quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The combined financial statements included herein should be read in conjunction with the audited combined financial statements and related notes for the fiscal year ended December 31, 2003, contained in the registration statement on Form S-1 used in connection with our senior notes offering discussed below (SEC File Number 333-116069). Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Recent Accounting Pronouncements.

On January 1, 2004 we adopted American Institute of Certified Public Accountants Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements and classification and valuation of long-duration contract liabilities. Prior to adopting SOP 03-1 we held reserves for the higher-tier annuitization benefit on two-tiered annuities. To record these reserves in accordance with SOP 03-1, we released $10 million, or 7%, of our two-tiered annuity reserves. After giving effect to the impact of additional amortization of deferred acquisition costs related to these reserve releases, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes.

A two-tiered annuity has two crediting rates applied to the account value. A lower rate is used to calculate the account value if the contractholder elects to surrender (the “lower tier”). A higher rate is used to calculate contractholder account value for annuitization or death (the “upper tier”). As of January 1, 2004, account values calculated using the crediting rates for the lower tier and the upper tier were $121 million and $143 million, respectively. Prior to adopting SOP 03-1, we held reserves for two-tiered annuities of $138 million as of December 31, 2003, which assumed that all policyholders moved from the lower tier ratably over the accumulation phase. Because we no longer sell these products and due to the aging of our in-force block, our carried reserve was closer to the upper tier account value. SOP 03-1 requires that during the accumulation phase we hold the lower-tier account value plus an additional liability, $7 million as of January 1 and June 30, 2004, for the estimated annuitization benefit in excess of the accrued account balance based on our actual experience, which includes annual assumptions of 10% for annuitization and 4.5% for surrenders.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

As described in Note 8, in connection with our corporate reorganization, we reinsured our in-force variable annuity contracts, excluding the GE Retirement Answer (“GERA™”) product and a small block of contracts in run-off, to an affiliate, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account, subject to third-party reinsurance transactions in the ordinary course of business. The reinsurance transaction for the separate account of the variable annuity is structured as modified coinsurance. As such, the separate account assets remain with us, and essentially all of our separate account assets and liabilities relate to variable annuity contracts. Excluding this reinsured block, the separate account liabilities include both variable annuity and variable life insurance contracts. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. Our variable contracts also include fixed accounts, which are accounted for and recognized as general account assets and liabilities. Essentially all of our separate account guarantees are death benefits.

Our variable annuity contracts provide for a guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts, with appropriate adjustment for amounts withdrawn from the policy, if any: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract, (c) the highest contract value on a specified anniversary date (“ratchet”), (d) premium accumulated at a stated interest rate (“roll-up”), or (e) the higher of the ratchet and roll-up. In addition, we offer an Earnings Protection Rider (“EPR”), which pays a death benefit equal to 40% of the gain in the contract. GERA™, a variable deferred annuity, also provides for a GMDB.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, which includes both separate account and fixed account assets, was approximately $203 million and $637 million at January 1 and June 30, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0 million and $6 million respectively. The death benefit exposure for the EPR was $0 million at January 1 and June 30, 2004.

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at June 30, 2004:

(Dollar amounts in millions)	Account Value	Net Amount at Risk (a)
Return of premium	$389	$1
Ratchet	93	1
Roll-up	85	2
Ratchet and roll-up	70	2

Total	$637	$6

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died at the balance sheet date.

The average attained age, of our variable annuity contractholders with GMDBs, weighted by net amount at risk, was 64 years of age as of June 30, 2004.

The liability for our GMDBs and EPR on variable annuity contracts, net of reinsurance, was $1 million at June 30, 2004. Incurred GMDB and EPR, net of reinsurance, was $1 million for the six months ended June 30, 2004.

Our GMDB and EPR liability is determined by estimating the expected value of death benefits in excess of the projected account value (or death benefit equal to the gain in the contract for EPR) and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefits and other changes in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

The following assumptions were used to determine the variable annuity GMDB and EPR liability at June 30, 2004: data used was 100 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 9.5% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our combined statement of financial position at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the combined statement of earnings. There were no gains or losses on transfers of assets from the general account to the separate account.

We defer sales inducements for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. At June 30, 2004 the unamortized sales inducements balance was $6 million. Deferred sales inducements are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the three and six months ended June 30, 2004, we deferred new sales inducements of $3 million and $6 million, respectively, and we amortized sales inducements of $0 million.

(3) Acquisition and Discontinued Operations

In January 2004, we acquired Hochman & Baker, Inc. for $10 million, including goodwill of $9 million. Hochman & Baker, Inc. has wholly-owned subsidiaries consisting of a broker dealer, registered investment advisor, and insurance agency. We have reflected our initial allocation of the purchase price based on estimated fair values, which may change as additional information is obtained and the valuation is finalized. The accompanying combined financial statements reflect the corresponding results of operations from the date of acquisition.

As a result of the completion of the reorganization described in Note 1, we no longer have continuing involvement with the Japanese life insurance and domestic auto and homeowners’ insurance businesses (together “Japan/Auto”) and accordingly, those operations have been accounted for as discontinued operations. Therefore, the results of operations of these businesses are reflected as discontinued operations.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

On August 29, 2003, we completed the sale of our Japan/Auto businesses to American International Group, Inc. (“AIG”) for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends of $495 million. The sale resulted in a loss of $67 million (net of taxes of $158 million). Summary operating results of discontinued operations for the three and six months ended June 30, 2003, are as follows:

(Dollar amounts in millions)	Three Months Ended June 30, 2003
Revenues	$799

Earnings before income taxes	$167
Provision for income taxes	68

Net earnings from discontinued operations	$99

Six Months Ended June 30, 2003
Revenues	$1,536

Earnings before income taxes	288
Provision for income taxes	112

Net earnings from discontinued operations	$176

As a result of a settlement related to the sale of Japan/Auto, we recognized a gain of $7 million, net of taxes, during the first quarter of 2004.

In May 2003, we acquired Spread Eagle Insurance Company Limited, renamed GE Mortgage Insurance (Guernsey) Limited, for approximately $54 million, including identifiable intangible assets of approximately $20 million.

(4) Nonowner Changes in Stockholders’ Interest

A summary of changes in stockholders’ interest that did not result directly from transactions with our stockholders is as follows:

(Dollar amounts in millions)	Three Months Ended June 30,
	2004	2003
Net earnings	$268	$364
Unrealized gains (losses) on investment securities	(2,555)	1,722
Derivatives qualifying as hedges	(8)	(455)
Foreign currency translation adjustments	(27)	287

Total	$(2,322)	$1,918

	Six Months Ended June 30,
	2004	2003
Net earnings	$540	$695
Unrealized gains (losses) on investment securities	(1,352)	2,591
Derivatives qualifying as hedges	89	(276)
Foreign currency translation adjustments	(23)	380

Total	$(746)	$3,390

The 2003 amounts include the impact of the sale of our Japan/Auto business to AIG.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(5) Investments

As of June 30, 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available for sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$619	$4	$9	$614
State and municipal	3,121	50	31	3,140
Government – non U.S.	1,458	24	20	1,462
U.S. corporate	20,193	585	389	20,389
Corporate – non U.S.	5,809	125	88	5,846
Public utilities	6,027	221	96	6,152
Mortgage and asset backed	10,454	100	156	10,398

Total fixed maturities	47,681	1,109	789	48,001
Equity securities	310	46	4	352

Total available-for-sale securities	$47,991	$1,155	$793	$48,353

As of December 31, 2003, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available for sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$1,025	$48	$18	$1,055
State and municipal	3,221	130	1	3,350
Government – non U.S.	1,510	49	8	1,551
U.S. corporate	31,454	1,863	292	33,025
Corporate – non U.S.	7,624	378	53	7,949
Public utilities	5,919	411	27	6,303
Mortgage and asset backed	12,063	269	80	12,252

Total fixed maturities	62,816	3,148	479	65,485
Equity securities	548	60	8	600

Total available-for-sale securities	$63,364	$3,208	$487	$66,085

Included in the above table are investments with $17.1 billion and $18.2 billion of amortized cost and estimated fair value, respectively, as of December 31, 2003, transferred in connection with our corporate reorganization.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(6) Intangible Assets

The following table presents the intangible assets as of June 30, 2004, and December 31, 2003:

	June 30, 2004		December 31, 2003
(Dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present Value of Future Profits (“PVFP”)	$2,442	$(1,649)	$2,744	$(1,593)
Capitalized software	228	(150)	235	(141)
Deferred sales inducements	6	—	—	—
Other	300	(288)	372	(271)

Total	$2,976	$(2,087)	$3,351	$(2,005)

Amortization expense related to intangible assets for the three and six months ended June 30, 2004 was $55 million and $89 million, respectively. The gross carrying amount of $542 million and accumulated amortization of $(34) million were transferred to our majority stockholder in connection with our corporate reorganization and the reinsurance transactions as described in Note 8.

The following table presents the activity in PVFP for the six months ended June 30, 2004 and the year ended December 31, 2003.

(Dollar amounts in millions)	June 30, 2004	December 31, 2003
Unamortized beginning balance	$1,254	$1,349
Amounts transferred in connection with our corporate reorganization	(375)	—
Acquisitions	—	16
Impact of foreign currency translation	1	1
Interest accreted at 4.0% and 4.1%	24	51
Amortization	(82)	(163)

Unamortized ending balance	822	1,254
Cumulative effect of net unrealized investment gains	(29)	(103)

Ending balance	$793	$1,151

The estimated percentage of the December 31, 2003 PVFP balance before the effect of unrealized investment gains or losses to be amortized over each of the next five years is as follows:

2004	9.5%
2005	8.8%
2006	8.0%
2007	7.2%
2008	6.5%

Amortization expenses for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(7) Deferred Acquisition Costs

The following table presents the activity in deferred acquisition costs for the six months ended June 30, 2004, and the year ended December 31, 2003.

(Dollar amounts in millions)	Six months ended June 30, 2004	Year ended December 31, 2003
Unamortized beginning balance	$6,073	$5,386
Amounts transferred in connection with our corporate reorganization	(1,004)	—
Impact of foreign currency translation	33	111
Cost deferred	504	1,758
Amortization	(561)	(1,182)

Unamortized ending balance	5,045	6,073
Accumulated effect of net unrealized investment gains	(56)	(285)

Ending balance	$4,989	$5,788

(8) Reinsurance

Prior to our corporate reorganization, we entered into several significant reinsurance transactions (“Reinsurance Transactions”). In these transactions, we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an indirect, wholly-owned subsidiary of GE, in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from Travelers Insurance Company, a subsidiary of Citigroup, Inc. (“Travelers”). In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As part of the Reinsurance Transactions, we also assumed from UFLIC a small in-force block of Medicare supplement insurance.

In the Reinsurance Transactions, we ceded to UFLIC the following blocks of business:

•	All of our liabilities under the in-force structured settlement annuities reflected as policyholder reserves on December 31, 2003, or reinsured by us under reinsurance agreements in effect prior to January 1, 2004. This block of business had aggregate reserves of $11.9 billion and $12.0 billion as of June 30, 2004, and December 31, 2003, respectively.

•	All of our liabilities under the in-force variable annuity contracts reflected as policyholder reserves on December 31, 2003, other than our GERA™ product and a limited number of variable annuity products that we no longer offer. UFLIC will also assume any benefit or expense resulting from third party reinsurance that we have on this block of business. This block of business had aggregate general account reserves of $2.7 billion and $2.8 billion as of June 30, 2004, and December 31, 2003, respectively.

•	All of our liabilities under the in-force long-term care insurance policies issued by Travelers prior to January 1, 2004 and reinsured by us. This block of business had aggregate reserves of $1.6 billion and $1.5 billion as of June 30, 2004, and December 31, 2003, respectively.

We transferred to UFLIC invested assets (including interest thereon) with a statutory book value equal to the amount by which the reinsurance premium exceeded the ceding commission, together with an amount equal to the cash flows on such invested assets between January 1, 2004 and the date of transfer of such invested assets. As of December 31, 2003, the fair value of the transferred invested assets would have been $16.0 billion.

Pursuant to a Capital Maintenance Agreement, GE Capital agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

Although we are not relieved of our primary obligations to the contractholders, the Reinsurance Transactions transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC.

UFLIC ceded to us all of its liabilities under substantially all in-force Medicare supplement insurance policies it issued prior to January 1, 2004 or reinsured under reinsurance agreements in effect prior to January 1, 2004, including renewals of these policies. This block of business had aggregate reserves of $19 million as of December 31, 2003.

The Reinsurance Transactions were completed and accounted for at book value for financial reporting purposes. At the time the reinsurance agreements were executed, UFLIC was a wholly owned subsidiary. As a result, the initial ceded premium, benefits and commissions have been eliminated in consolidation.

(9) Borrowings

Short-term Credit Facility

In connection with the IPO, we entered into a $2.4 billion 180-day credit facility with a syndicate of banks. We borrowed the entire amount available under that facility upon the completion of the IPO to repay a $2.4 billion note that we issued to GEFAHI in connection with our corporate reorganization. The amount borrowed under this credit facility was repaid in full with proceeds from our $1.9 billion senior notes offering and from the proceeds of the issuance of $500 million in commercial paper. Under the terms of the facility we cannot re-borrow any amounts repaid.

Commercial Paper Facility

On June 9, 2004, we established a $1 billion commercial paper program. We issued approximately $500 million in commercial paper from that program, and we used the proceeds from that issuance for the repayment of the short-term credit facility. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity up to 364 days from the date of issue. As of June 30, 2004, the weighted average interest rate on commercial paper outstanding was 1.26% and the weighted average maturity was 27 days.

Revolving Credit Facilities

We have committed and unsecured credit lines of $2 billion as of June 30, 2004. These include a $1 billion five-year revolving credit facility and a $1 billion 364-day credit facility which contains a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the facility. These facilities bear interest at a variable rate based upon certain indices plus an applicable margin. Each facility requires us to maintain certain minimum levels of stockholders’ interest, excluding accumulated non-owner changes in stockholders’ interest, at the end of each fiscal quarter. As of June 30, 2004, there was no balance on either of these facilities.

Long-term Senior notes

On June 15, 2004, we issued senior notes having an aggregate principal amount of $1.9 billion (the “Notes”), consisting of $500 million in aggregate principal amount maturing on June 15, 2007 (“2007 Notes”) with an interest rate equal to three-month LIBOR plus 0.15% per year, $500 million in aggregate principal amount maturing on June 15, 2009 (“2009 Notes”) with a fixed interest rate of 4.75%, $600 million in aggregate principal amount maturing on June 15, 2014 (“2014 Notes”) with a fixed interest rate of 5.75%, and $300 million in aggregate principal amount maturing on June 15, 2034 (“2034 Notes”) with a fixed interest rate of 6.50%. As a result of hedging arrangements

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

entered into with respect to these securities, our effective interest rates will be 3.53% on the 2007 Notes, 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. The Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. The Notes are not guaranteed by any subsidiary of Genworth. We have the option to redeem all or a portion of the 2009 Notes, the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(10) Income Taxes

As a consequence of our separation from GE, and our joint election to be made with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions this year and in future periods. We expect to realize tax savings from these deductions and have recorded our initial estimate of these tax savings on our balance sheet as a $630 million reduction in net deferred income tax liabilities. We are obligated, pursuant to our Tax Matters Agreement with GE, to pay to GE, on an after-tax basis, 80% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. We have recorded the $386 million present value of this obligation to GE as a liability on our balance sheet. Both of these amounts are estimates, based on a number of factors, including a final determination of the value of our company and its individual assets; these amounts will change when we actually prepare the tax filings later in 2004. However, under the Tax Matters Agreement, with certain exceptions relating to specified contingent benefits and excluding interest on payments we defer, our total payments to GE will not exceed a nominal amount of $640 million.

We recorded net interest expense of $2 million for the three months ended June 30, 2004, representing the accretion at the rate of 5.08% in the discounted value of the liability under the Tax Matters Agreement with GE. We will continue to record interest expense at that rate over the 25-year life of the Tax Matters Agreement with GE. We will also incur additional interest expense at that rate to the extent that we defer payments to GE under the Tax Matters Agreement, which we are permitted to do in the event either that we realize the future tax savings more slowly than anticipated or that we fail to realize them at all.

We have recorded the $244 million difference between the $630 million benefit and the $386 million liability to GE as an increase in stockholders’ interest.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.9	0.9	(1.1)	0.1
Tax exempt income	(2.2)	(2.4)	(2.4)	(2.6)
IPO related transaction taxes	5.1	0.0	2.7	0.0
Other, net	0.2	(0.8)	1.1	(1.9)

Effective rate	39.0%	32.7%	35.3%	30.6%

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(11) Stock Compensation

We grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to employees and non-employee directors under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan. In the past, certain of our employees were granted awards under GE’s 1990 Long-Term Incentive Plan. In connection with the IPO and our separation from GE, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into Genworth awards. Prior to the IPO, our employees held 3,607,855 GE stock options, 195,000 GE stock appreciation rights and 963,739 GE restricted stock units. In connection with the IPO, these awards were converted to 5,648,154 Genworth stock options, 305,213 Genworth SARs and 1,508,454 Genworth RSUs. The GE stock options, stock appreciation rights and restricted stock units were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally will continue to vest over their original vesting periods.

In connection with the IPO, we granted 9,947,500 Genworth stock options and 5,950,000 Genworth SARs to our employees. The exercise price of these options and SARs is equal to the IPO price of our common stock ($19.50), and the exercise term is ten years from the date of the grant. These options and SARs will vest in 25% annual increments commencing on the second anniversary of the date of the grant.

We have recorded stock-based compensation expense in the amount of $9 million for the six months ending June 30, 2004 related to the cost of the RSUs and stock options.

(12) Equity

In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our 6.00% Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and a $550 million Contingent Note. In connection with the IPO, 146.4 million shares of Class B Common Stock were converted to an equal number of shares of Series A Common Stock and offered to the public on May 24, 2004, (including shares offered pursuant to the over-allotment option). These shares currently trade on the New York Stock Exchange under the symbol “GNW”.

Common Stock

Our authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.001 per share, 700,000,000 shares of Class B Common Stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2004, 146,440,000 shares of Class A Common Stock and 343,088,145 shares of Class B Common Stock were outstanding. All of our Class B Common Stock is owned by GEFAHI.

Class A Common Stock and Class B Common Stock have identical voting rights, except Class B shares have approval rights over certain corporate actions and rights with respect to the election and removal of directors.

Series A Preferred Stock

As part of our corporate reorganization, we issued $100 million of Series A Preferred Stock to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with the IPO. As of June 30, 2004, 2,000,000 shares of our authorized preferred stock have been designated Series A Preferred Stock and were outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning September 1, 2004. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50.00 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

Our Series A Preferred Stock is not listed on any securities exchange or quoted in any automated dealer quotation system.

Equity Units

As part of our corporate reorganization, we issued $600 million of our Equity Units to GEFAHI, and GEFAHI sold all these Equity Units in a public offering concurrent with the IPO. The Equity Units initially were issued in the form of Corporate Units. Each Corporate Unit consisted of:

•	a contract to purchase shares of our Class A Common Stock, which we refer to as the stock purchase contracts; and

•	a $25 ownership interest in our 3.84% senior notes due 2009, which we refer to in this section as the notes.

The stock purchase contract that is a component of an Equity Unit requires the holder to purchase, and us to sell, for $25, on May 16, 2007, which we refer to as the purchase contract settlement date, a number of newly issued shares of our Class A Common Stock equal to a settlement rate based on the average trading price of our Class A Common Stock at that time. We will also pay quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

Initially, interest on the notes will be payable quarterly at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. We have recorded the estimated present value, $37 million, of the contract adjustment payments on the stock purchase contracts as other liabilities with a decrease in additional paid-in-capital. When we make contract adjustment payments, they will be charged to other liabilities, and we will accrue interest expense on the unpaid balance at the rate of 3.84% per year.

The notes will be remarketed to new purchasers immediately prior to the purchase contract settlement date to generate the cash necessary for the holders of Corporate Units to satisfy their obligations to purchase our Class A Common stock pursuant to the stock purchase contracts. The interest rate on the notes will be reset in the remarketing to whatever interest rate is necessary to induce purchasers to purchase all the notes remarketed at 100% of their principal amount.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(13) Stockholders’ Interest

In connection with our corporate reorganization, we received capital contributions from and paid dividends to our parent and completed other transactions that impacted our stockholders’ interest. The following presents a summary of activity in stockholders’ interest in the six months ended June 30, 2004.

(Dollar amounts in millions)	Paid-in Capital	Accumulated Nonowner Changes in Stockholders’ Interest	Retained Earnings	Total Stockholders’ Interest
Balances as of December 31, 2003	$8,377	$1,672	$5,751	$15,800
Dividends and other transactions with stockholders	2,222	(34)	(6,199)	(4,011)

Changes other than transactions with stockholders:
Net earnings	—	—	540	540
Net unrealized gains (losses) on investment securities	—	(1,318)	—	(1,318)
Derivatives qualifying as hedges	—	89	—	89
Foreign currency translation adjustments	—	(23)	—	(23)

Total changes other than transactions with stockholders	—	—	—	(712)

Balances as of June 30, 2004	$10,599	$386	$92	$11,077

(14) Related Party Transactions

In connection with the IPO, we entered into a master agreement and a number of other agreements with GE for the purpose of accomplishing our separation from GE, transferring the businesses to us and setting forth various matters governing our relationship with GE while GE remains a significant stockholder in our company. These agreements govern the relationship between GE and us and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable or related to periods or events prior to and in connection with the IPO. In addition, a number of the existing agreements between us and our subsidiaries and GE and its subsidiaries relating to various aspects of our business remain in effect following the IPO.

We entered into a transition services agreement with GE in connection with the IPO to provide each other, on a transitional basis, certain administrative and support services and other assistance in the U.S. consistent with the services provided before the separation. To comply with European regulatory requirements, we entered into a separate transition services agreement relating to transition services in Europe with respect to our European payment protection insurance business. The types of services to be provided under the European transition services agreement are substantially similar to the services to be provided under the U.S. transition services agreement. Pursuant to the Transition Services Agreement, we will provide GE various services related to the businesses not transferred to us that had received services from GEFAHI prior to the separation, including information systems and network services, legal services and sourcing support. GE will provide services to us, including:

•	treasury, payroll and other financial related services;

•	human resources and employee benefits;

•	legal and related services;

•	information systems, network and related services;

•	investment services;

•	corporate services; and

•	procurement and sourcing support.

We also will provide each other, on a transitional basis, additional services that GE and we may identify during the term of the agreement.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

Certain of our insurance subsidiaries are parties to investment management and services agreements with GE Asset Management, Inc. (“GEAM”), a GE-owned provider of investment management services, that were amended in connection with the IPO. We have agreed to pay GEAM a management fee for these services on a quarterly basis equal to a percentage of the value of the assets under management to be paid quarterly in arrears. The percentage is established annually by agreement between GEAM and us and is intended to reflect the cost to GEAM of providing its services.

We entered into the Tax Matters Agreement in connection with the IPO. The Tax Matters Agreement, among other things, governs our continuing tax sharing arrangements with GE relating to pre-separation periods, and also allocates responsibility and benefits associated with the elections made in connection with our separation from GE. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes (See Note 10).

As part of the consideration for the assets to be transferred to us in connection with our corporate reorganization, we issued to GEFAHI a $550 million Contingent Note, which is a non-interest-bearing note that matures on May 24, 2005. The Contingent Note is a general unsecured obligation of our company and is subordinated in right of payment to all of our existing and future senior indebtedness. The note will be repaid solely to the extent that statutory contingency reserves from our U.S. mortgage insurance business in excess of $150 million are released and paid to us as a dividend. The release of these reserves and payment of the dividend by our U.S. mortgage insurance business to us are subject to statutory limitations, regulatory approval and the absence of any impact on our financial ratings, including both insurance subsidiary financial strength ratings and our senior unsecured debt credit ratings. If regulatory approval has been obtained by May 24, 2005 but our financial ratings have not been affirmed, the Contingent Note may be extended for a period up to 12 months from such date, if necessary, to obtain rating agency affirmation. We will be required to repay on May 24, 2005 the portion of the principal amount of the Contingent Note for which we have received the required regulatory approvals and rating agency affirmations. If rating agency affirmation of our financial ratings is not obtained in respect of the unpaid principal balance of the Contingent Note during the extended period, the unpaid balance of the Contingent Note will be canceled. We will record any portion of the Contingent Note that is canceled as a capital contribution.

(15) Operating Segment Information

We conduct our operations through five business segments: (1) Protection, which includes our life insurance, long-term care insurance, group life and health insurance and European payment protection insurance; (2) Retirement Income and Investments, which includes our fixed, variable and income annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts (“GICs”), funding agreements and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; (4) Affinity, included in our results prior to the completion of our corporate reorganization, which includes life and health insurance and other financial products and services offered directly to consumers through affinity marketing arrangements with a variety of organizations, an institutional asset management business and several other small businesses that are not part of our core ongoing business; and (5) Corporate and Other, which consists primarily of net realized investment gains (losses), most of our interest and other financing expenses, unallocated corporate income and expenses, and the results of several small, non-core businesses that are managed outside of our operating segments.

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

The following is a summary of segment activity:

	Three Months Ended June 30,
(Dollar amounts in millions)	2004	2003
Revenues
Protection	$1,517	$1,553
Retirement Income and Investments	962	930
Mortgage Insurance	266	242
Affinity	79	145
Corporate and Other	93	(6)

Total Revenues	$2,917	$2,864

Net earnings (losses) from continuing operations
Protection	$129	$131
Retirement Income and Investments	47	55
Mortgage Insurance	114	114
Affinity	(12)	11
Corporate and Other	(10)	(46)

Total net earnings from continuing operations	$268	$265

	Six Months Ended June 30,
(Dollar amounts in millions)	2004	2003
Revenues
Protection	$3,083	$3,025
Retirement Income and Investments	1,938	1,888
Mortgage Insurance	529	469
Affinity	218	282
Corporate and Other	170	31

Total Revenues	$5,938	$5,695

Net earnings (losses) from continuing operations
Protection	$253	$262
Retirement Income and Investments	78	97
Mortgage Insurance	217	199
Affinity	(14)	11
Corporate and Other	(6)	(50)

Total net earnings from continuing operations	$528	$519

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	June 30, 2004		December 31, 2003
Assets
Protection	$30,088	(1)	$29,254
Retirement Income and Investments	55,669	(1)	55,614
Mortgage Insurance	6,192		6,110
Affinity	—		2,315
Corporate and other	6,957		10,138

Total assets	$98,906		$103,431

(1)	Includes a reinsurance recoverable of $1.5 billion and $15.0 billion for the Protection and Retirement Income and Investments segments, respectively, related to the Reinsurance Transactions discussed in Note 8.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited historical combined financial statements and related notes as well as the pro forma financial information and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, decreases in the volume of mortgage originations, increases in mortgage insurance cancellations, increases in the use of captive reinsurance in the mortgage insurance market, the influence of large mortgage lenders and investors, foreign exchange rate fluctuations, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions, political or economic instability and the threat of terrorism; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, our inability to present financial information in SEC filings that accurately represents the results we would have achieved as a stand-alone company, the possibility that we will not be able to replace services previously provided by GE on comparable terms, uncertainty of amounts and timing of payments that we have agreed to make to GE under our tax matters agreement and other matters relating to that agreement, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments—Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance and, for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer European payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the three months ended June 30, 2004 and 2003, our Protection segment had pro forma segment net earnings of $129 million and $129 million, respectively. For the six months ended June 30, 2004 and 2003, our Protection segment had pro forma segment net earnings of $252 million and $253 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed, variable and income annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts, funding agreements and structured settlements. For the three months ended June 30, 2004 and 2003, our Retirement Income and Investments segment had pro forma segment net earnings of $45 million and $40 million, respectively. For the six months ended June 30, 2004 and 2003, our Retirement Income and Investments segment had pro forma segment net earnings of $77 million and $66 million, respectively.

•	Mortgage Insurance. We offer mortgage insurance products in the U.S., Canada, Australia, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended June 30, 2004 and 2003, our Mortgage Insurance segment had pro forma segment net earnings of $114 million and $114 million, respectively. For the six months ended June 30, 2004 and 2003, our Mortgage Insurance segment had pro forma segment net earnings of $217 million and $199 million, respectively.

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), most of our interest and other financing expenses, unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), and the results of several small, non-core businesses that are managed outside of our operating segments. For the three months ended June 30, 2004 and 2003, our Corporate and Other segment had pro forma segment net loss of $(27) and $(41), respectively. For the six months ended June 30, 2004 and 2003, our Corporate and Other segment had pro forma segment net loss of $(29) million and $(47) million, respectively.

Our corporate reorganization

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and the IPO. In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. GEFAHI is an indirect subsidiary of GE and prior to the completion of the IPO, was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses include international mortgage insurance, European payment protection insurance, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and the $550 million Contingent Note.

Our historical and pro forma financial information

The historical combined financial information has been derived from our combined financial statements, which have been prepared as if Genworth had been in existence throughout all relevant periods. Our historical combined financial information and statements include all businesses that were owned by GEFAHI, including those that were not transferred to us in connection with our corporate reorganization, as well as the other insurance businesses that we acquired from other GE subsidiaries in connection with our corporate reorganization. In addition to our three operating segments and our Corporate and Other segment, our historical combined financial statements also include the results of (1) the Partnership Marketing Group business, which offers life and health insurance, auto club memberships and other financial products and services directly to consumers through affinity marketing arrangements with a variety of organizations, (2) an institutional asset management business owned by GEFAHI, and (3) several other small businesses owned by GEFAHI that are not part of our core ongoing business.

We did not acquire the Partnership Marketing Group business, the institutional asset management business or these other small businesses from GEFAHI, and their results are presented as a separate operating segment under the caption Affinity.

Our historical combined financial statements also include our Japanese life insurance and domestic auto and homeowners’ insurance businesses, which we sold on August 29, 2003, and which are presented in our historical combined financial statements as discontinued operations.

The unaudited pro forma information presented herein reflect our historical combined financial information, as adjusted to give effect to the reinsurance transactions, the transactions included in our corporate reorganization, and the other transaction described in the notes to the pro forma financial statements under “Notes to Pro Forma Financial Information,” as if each had occurred as of January 1, 2003.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life, individual long-term care, group life and health and European payment protection insurance policies;

•	net investment income on the separate investment portfolio held by our European payment protection insurance business or allocated to this segment’s other lines of business; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net premiums earned on income annuities and structured settlements with life contingencies;

•	net investment income allocated to this segment; and

•	policy fees and other income, including surrender charges, mortality and expense charges, investment management fees and commissions.

•	Mortgage Insurance. The revenues in our Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies;

•	net investment income on the segment’s separate investment portfolio; and

•	policy fees and other income, including fees from contract underwriting services.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	net premiums, policy fees and other income from the insurance businesses in this segment;

•	unallocated net investment income; and

•	net realized investment gains (losses).

We allocate net investment income from our Corporate and Other segment to our Protection (except European payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment income from our Corporate and Other segment to our Mortgage Insurance segment or to our European payment protection insurance product within the Protection segment, because they have their own separate investment portfolios, and the net investment income from those portfolios is reflected in the Mortgage Insurance and Protection segment results. In our historical combined financial statements, we allocated net investment income to our Affinity segment in the same manner that we allocated these items to our Protection and Retirement Income and Investments segments.

All net realized investment gains (losses) are reflected in the Corporate and Other segment and are not reflected in the results of any of our other segments.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	underwriting, acquisition and insurance expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments based on our relative equity investment in that segment.

Critical accounting policies

There are several accounting policies that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results: reserves, deferred acquisition costs (DAC), present value of future profits (PVFP), goodwill impairment, valuation of investment securities and impairment of investment securities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Critical Accounting Policies” contained in our registration statement on Form S-1 filed in connection with our recent senior notes offering (SEC File number 333-116069). For all of these critical accounting policies, we caution that future events rarely develop exactly as forecasted, and our managements’ estimates may require adjustment.

Pro Forma Financial Information

The unaudited pro forma statements of earnings information included herein reflects our historical combined statements of earnings as adjusted to give effect to the transactions described in the notes hereto as if each had occurred as of January 1, 2003.

A pro forma statement of financial position is not presented because all of the pro forma adjustments relate to transactions that were completed before June 30, 2004. Accordingly, there are no pro forma adjustments to our historical combined statement of financial position at June 30, 2004.

The unaudited pro forma financial information is based upon available information and assumptions that we believe are reasonable, is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the transactions described above occurred on the dates indicated. The unaudited pro forma financial information also should not be considered representative of our future results of operations.

PRO FORMA FINANCIAL INFORMATION

	Three months ended June 30, 2004
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
	(Unaudited)
Revenues:
Premiums	$1,708	$(26)	$(42)	$—	$1,640
Net investment income	1,001	(10)	(176)	—	815
Net realized investment	8	(2)	—	—	6
Policy fees and other income	200	(36)	(20)	—	144

Total revenues	2,917	(74)	(238)	—	2,605

Benefits and expenses:
Benefits and other changes in policy reserves	1,296	(22)	(168)	—	1,106
Interest credited	354	—	(30)	—	324
Underwriting, acquisition, and insurance expenses, net of deferrals	476	(44)	(12)	—	420
Amortization of deferred acquisition costs and intangibles	305	(17)	(21)	—	267
Interest expense	47	—	—	12	59

Total benefits and expenses	2,478	(83)	(231)	12	2,176

Earnings from continuing operations before income taxes	439	9	(7)	(12)	429
Provision for income taxes	171	3	(3)	(3)	168

Net earnings from continuing operations	$268	$6	$(4)	$(9)	$261

See notes to pro forma financial information.

PRO FORMA FINANCIAL INFORMATION

	Three months ended June 30, 2003
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
	(Unaudited)
Revenues:
Premiums	$1,690	$(63)	$(47)	$—	$1,580
Net investment income	995	(19)	(254)	—	722
Net realized investment losses	(37)	3	12	—	(22)
Policy fees and other income	216	(65)	(31)	—	120

Total revenues	2,864	(144)	(320)	—	2,400

Benefits and expenses:
Benefits and other changes in policy reserves	1,202	(33)	(205)	—	964
Interest credited	406	—	(66)	—	340
Underwriting, acquisition, and insurance expenses, net of deferrals	476	(69)	(21)	—	386
Amortization of deferred acquisition costs and intangibles	359	(23)	(23)	—	313
Interest expense	27	—	—	17	44

Total benefits and expenses	2,470	(125)	(315)	17	2,047

Earnings from continuing operations before income taxes	394	(19)	(5)	(17)	353
Provision for income taxes	129	(9)	(3)	(6)	111

Net earnings from continuing operations	$265	$(10)	$(2)	$(11)	$242

See notes to pro forma financial information.

PRO FORMA FINANCIAL INFORMATION

	Six months ended June 30, 2004
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities(a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
	(Unaudited)
Revenues:
Premiums	$3,430	$(80)	$(91)	$—	$3,259
Net investment income	2,038	(28)	(423)	—	1,587
Net realized investment gains	24	(3)	—	—	21
Policy fees and other income	446	(103)	(50)	—	293

Total revenues	5,938	(214)	(564)	—	5,160

Benefits and expenses:
Benefits and other changes in policy reserves	2,644	(71)	(381)	—	2,192
Interest credited	750	—	(96)	—	654
Underwriting, acquisition, and insurance expenses, net of deferrals	984	(117)	(33)	—	834
Amortization of deferred acquisition costs and intangibles	650	(46)	(51)	—	553
Interest expense	94	—	—	26	120

Total benefits and expenses	5,122	(234)	(561)	26	4,353

Earnings from continuing operations before income taxes	816	20	(3)	(26)	807
Provision for income taxes	288	13	(3)	(8)	290

Net earnings from continuing operations	$528	$7	$—	$(18)	$517

See notes to pro forma financial information.

PRO FORMA FINANCIAL INFORMATION

	Six months ended June 30, 2003
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
	(Unaudited)
Revenues:
Premiums	$3,277	$(121)	$(98)	$—	$3,058
Net investment income	1,987	(35)	(509)	—	1,443
Net realized investment losses	(16)	3	11	—	(2)
Policy fees and other income	447	(130)	(62)	—	255

Total revenues	5,695	(283)	(658)	—	4,754

Benefits and expenses:
Benefits and other changes in policy reserves	2,455	(84)	(411)	—	1,960
Interest credited	815	—	(132)	—	683
Underwriting, acquisition, and insurance expenses, net of deferrals	964	(134)	(40)	—	790
Amortization of deferred acquisition costs and intangibles	659	(49)	(46)	—	564
Interest expense	54	—	—	33	87

Total benefits and expenses	4,947	(267)	(629)	33	4,084

Earnings from continuing operations before income taxes	748	(16)	(29)	(33)	670
Provision for income taxes	229	(6)	(12)	(12)	199

Net earnings from continuing operations	$519	$(10)	$(17)	$(21)	$471

See notes to pro forma financial information.

Notes to Pro Forma Financial Information

(a)	Reflects adjustments to exclude amounts included in our historical combined earnings relating to (1) certain businesses (formerly reported in our Affinity Segment) and certain investment partnerships, which in each case were not transferred to us, and (2) net realized investment (gains) losses and related tax benefit arising from sales of Affinity segment assets that were reflected in our Corporate and Other Segment.

(b)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to, UFLIC, an indirect subsidiary of GE. As part of these transactions, we ceded to UFLIC all of our in-force structured settlement contracts, substantially all of our in-force variable annuity contracts, and a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC a block of Medicare supplement insurance, all effective as of January 1, 2004. The unaudited pro forma financial information gives effect to the reinsurance transactions as if each occurred as of January 1, 2003 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2003. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and are retaining that business for our own account, subject to third party insurance in the ordinary course of business. As a result, our unaudited pro forma financial information reflects premiums and fees from these products issued after January 1, 2003, even though variable annuities and structured settlements issued during 2003 are included in the blocks of policies reinsured to UFLIC. Our pro forma financial information excludes the impact of the entire block of long-term care insurance policies that we ceded to UFLIC as we did not issue any new policies for this block in 2003, and we will not issue any in the future.

(c)	Reflects adjustments for changes in our capitalization to exclude the impact of commercial paper, short-term borrowings from GE Capital and derivatives that were not transferred to us and are excluded from our historical combined statement of financial position at June 30, 2004, and to include the impact of the issuance of $600 million of our 6.00% Equity Units and $100 million of our 5.25% mandatorily redeemable Series A Cumulative Preferred Stock, both of which were completed on May 28, 2004, the issuance of 3, 5, 10 and 30 year notes totaling $1.9 billion which was completed June 15, 2004, and the issuance of $500 million of commercial paper which was completed June 14, 2004, as well as interest expense related to the accretion of our obligation to GE under the Tax Matters Agreement and the tax impacts resulting from these changes in our capitalization.

Net operating earnings

The following table presents our pro forma “net operating earnings” for the three- and six-month periods ended June 30, 2004 and 2003. “Net operating earnings” is a non-GAAP financial measure that we define as pro forma net earnings from continuing operations, excluding pro forma after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and non-recurring, infrequent or unusual items. There were no non-recurring, infrequent or unusual items excluded from pro forma net operating earnings in the three- and six-months periods ended June 30, 2004 and 2003, except for a $22 million tax charge arising from our separation from GE.

Management believes that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for net earnings in accordance with GAAP. In addition, our definition of net operating earnings may differ from the definitions of similar measures used by other companies. The table below provides a reconciliation of historical and pro forma net operating earnings to historical and pro forma net earnings. The term “net operating loss” is also a non-GAAP financial measure and has a meaning analogous to “net operating earnings.”

RECONCILIATION OF COMPANY NET EARNINGS TO PRO FORMA NET OPERATING EARNINGS

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions, except per share amounts)	2004	2003	2004	2003
	(Unaudited)
Net earnings	$268	$364	$540	$695
Net earnings from discontinued operations	—	(99)	—	(176)
Gain on sale of discontinued operations	—	—	(7)	—
Cumulative effect of accounting change, net of taxes	—	—	(5)	—

Net earnings from continuing operations	268	265	528	519

Excluded assets and liabilities (a)	6	(10)	7	(10)
Reinsurance transactions (b)	(4)	(2)	—	(17)
Capital structure and other (c)	(9)	(11)	(18)	(21)

Pro forma net earnings from continuing operations	261	242	517	471

Net realized investment (gains) losses on investments, net of taxes	(4)	14	(14)	1
One-time taxes charge relating to initial public offering	22	—	22	—

Pro forma net operating earnings	$279	$256	$525	$472

Net earnings per share
Basic	$0.55	$0.74	$1.10	$1.42

Diluted	$0.55	$0.74	$1.10	$1.42

Net earnings from continuing operations per share
Basic	$0.55	$0.54	$1.08	$1.06

Diluted	$0.55	$0.54	$1.08	$1.06

Pro forma net earnings from continuing operations per share
Basic	$0.53	$0.49	$1.06	$0.96

Diluted	$0.53	$0.49	$1.05	$0.96

Pro forma net operating earnings per share
Basic	$0.57	$0.52	$1.07	$0.96

Diluted	$0.57	$0.52	$1.07	$0.96

Pro forma shares outstanding:
Basic	489.5	489.5	489.5	489.5
Diluted	490.9	490.9	490.9	490.9

See notes to pro forma financial information.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Regulation XXX, which was adopted by nearly all states as of January 1, 2001, requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. In response to this regulation, we increased new business term and universal life insurance statutory reserves, implemented reinsurance and capital management actions and increased our premium rates for term life insurance products in March 2003. This rate increase contributed to lower term life insurance sales in 2003 and the first six months of 2004. Our annualized first-year premiums and deposits for term life insurance products decreased by 26% from $31 million for the three months ended June 30, 2003 to $23 million for the three months ended June 30, 2004 and by 22% from $63 million for the six months ended June 30, 2003 to $49 million for the six months ended June 30, 2004. Our pricing, reinsurance and capital management actions in response to Regulation XXX have collectively enabled us to improve our new business returns on equity and, in November 2003 and June 2004, to decrease our premium rates for term life insurance products. We believe these price decreases together with distribution penetration initiatives will lead to an increase in term life insurance sales over time.

Long-term care insurance. In the third quarter of 2003, we started selling our newest long-term care insurance products in selected states. These products were priced to achieve higher targeted returns. Our pricing strategy for these products, along with declines in overall industry sales, have contributed to lower sales in recent periods. Our annualized first-year premiums for long-term care insurance products decreased by 34% from $59 million for the three months ended June 30, 2003 to $39 million for the three months ended June 30, 2004 and by 34% from $119 million for the six months ended June 30, 2003 to $79 million for the six months ended June 30, 2004. We are continuing to seek regulatory approvals to begin selling these products in additional states, and we expect that their introduction into those states may have a similar adverse impact on sales in the near term. We believe that our pricing strategy is appropriate and, coupled with expanded distribution initiatives, will lead to increased sales and net earnings over time.

European payment protection insurance. In the last several years, our payment protection insurance business has expanded as a result of our strategy to enter additional markets in Continental Europe and Ireland and to develop new relationships with distributors in those markets. As a result, our gross written premiums in Continental Europe and Ireland increased by 24% from $174 million for the three months ended June 30, 2003 to $216 million for the three months ended June 30, 2004 and by 42% from $306 million for the six months ended June 30, 2003 to $435 million for the six months ended June 30, 2004. In the U.K., consistent with our capital reallocation strategy, we did not renew arrangements with our largest distributor of payment protection insurance (as measured by gross written premiums) when these arrangements expired at the end of 2003. As a result, our gross written premiums in the U.K. decreased by 47% from $349 million for the three months ended June 30, 2003 to $186 million for the three months ended June 30, 2004 and by 56% from $723 million for the six months ended June 30, 2003 to $318 million for the six months ended June 30, 2004. We expect that the combination of these strategies will result in our premium revenue declining over the near term as capital is redeployed into higher return markets.

Annuities, GICs and other investment products. Our deposits in fixed annuities increased by 180% from $133 million for the three months ended June 30, 2003 to $372 million for the three months ended June 30, 2004 and by 80% from $435 million for the six months ended June 30, 2003 to $783 million for the six months ended June 30, 2004. This increase was driven primarily by deposits in a new fixed annuity product that we introduced in 2004. Sales of income annuities decreased by 8% to $164 million for the three months ended June 30, 2004 from $177 million for the three months ended June 30, 2003, primarily due to the realignment of wholesaling activities by a key distributor. We believe that a gradual increase in market interest rates, such as has occurred during the first half of 2004, will have a favorable impact on consumer demand for fixed deferred annuities and income annuities.

Our new deposits in variable annuities decreased by 56% from $629 million for the three months ended June 30, 2003 to $277 million for the three months ended June 30, 2004 and by 46% from $1,059 million for the six months ended June 30, 2003 to $569 million for the six months ended June 30, 2004, which we believe was attributable to a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer. We recently introduced new, competitive retirement income products with selective benefit guarantees that meet our risk management disciplines and that we expect will contribute to increased deposits in variable annuities over time.

Our deposits in spread-based institutional products decreased by 36% from $658 million for the three months ended June 30, 2003 to $421 million for the three months ended June 30, 2004, primarily as a result of uneven flows from large contracts.

Mortgage insurance. The increase in interest rates in 2004 has led to lower demand for new mortgages and, consequently, mortgage insurance in the U.S. Due to this increase in rates and developments in the captive reinsurance arrangements described below, our U.S. new insurance written decreased by 54% from $17.7 billion for the three months ended June 30, 2003 to $8.1 billion for the three months ended June 30, 2004. In contrast to this year’s increase in mortgage interest rates, historic low interest rates in 2002 and 2003 generated significant refinancing activity. As a result of the significant refinancing activity in 2002 and 2003, as of June 30, 2004, approximately 80% of our U.S. risk in force had not yet reached its anticipated highest claim frequency years, which is generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to age.

Increased interest rates have also had a positive impact on persistency: U.S. lapse rates decreased from 61% for the three months ended June 30, 2003 to 42% for the three months ended June 30, 2004. We expect the continued rising interest rate environment to further improve persistency, while decreasing new mortgage originations and new mortgage insurance written.

Many large U.S. mortgage lenders whose policies we insure have developed reinsurance operations that provide for net premium cessions from mortgage insurers of 25% to 40%. Starting in late 2003, we generally sought to exit or restructure a portion of our excess-of-loss risk sharing arrangements with premium cessions in excess of 25% to improve profitability. This resulted in a significant reduction in business from several of these lenders, which caused a decrease in our U.S. mortgage insurance business. We then re-evaluated these relationships on a case-by-case basis assessing various factors, including ceding terms, attachment points and quality of portfolios. As a result, some of these arrangements were reinstated or restructured in a form that allows us to achieve acceptable returns. We expect to recapture a portion of this lost business over time. In addition, we believe U.S. mortgage insurance growth has been adversely impacted by the increased use of simultaneous second mortgages, and we have recently introduced new products that we believe will help us compete with this alternative to mortgage insurance over time.

Our international mortgage insurance business has continued to expand and has had an increasingly positive impact on our financial condition and results of operations. Our international new mortgage insurance written increased by 62% (41% after excluding the effects of changes in foreign exchange rates) from $7.7 billion for the three months ended June 30, 2003 to $12.5 billion for the three months ended June 30, 2004 and by 69% (40% after excluding the effects of changes in foreign exchange rates) from $13.9 billion for the six months ended June 30, 2003 to $23.5 billion for the six months ended June 30, 2004. We expect that the growth of our international mortgage insurance business will continue to contribute an increasing portion of our total revenues and profits.

Historical Combined and Pro Forma Results of Operations

The following table sets forth our historical combined and pro forma results of operations. The pro forma financial information reflects our historical results of operations as adjusted to reflect the various adjustments described in the Notes to Pro Forma Financial Information set forth above. The pro forma financial information principally reflects the exclusion from our results of operations of the structured settlement, variable annuity and long-term care insurance in-force blocks that we ceded to UFLIC in connection with the reinsurance transactions; the exclusion from our results of operations of certain businesses, including the Affinity segment, and other assets and liabilities of GEFAHI that were not transferred to us in connection with our corporate reorganization; the inclusion in our results of operations of incremental interest expense associated with the consideration that we issued to GEFAHI in connection with our corporate reorganization, including $600 million of our Equity Units, $100 million of our Series A Preferred Stock, the $550 million Contingent Note; the issuance of $500 million of commercial paper; and the issuance of an aggregate of $1.9 billion of our 3-, 5-, 10-, and 30-year senior notes. Pro forma revenues and benefits and expenses are lower than our historical revenues and benefits and expenses primarily as a result of the exclusion of revenues and expenses related to the reinsured blocks of business and the Affinity segment.

	Historical				Pro forma
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$1,708	$1,690	$3,430	$3,277	$1,640	$1,580	$3,259	$3,058
Net investment income	1,001	995	2,038	1,987	815	722	1,587	1,443
Net realized investment gains (losses)	8	(37)	24	(16)	6	(22)	21	(2)
Policy fees and other income	200	216	446	447	144	120	293	255

Total revenues	2,917	2,864	5,938	5,695	2,605	2,400	5,160	4,754

Benefits and expenses:
Benefits and other changes in policy reserves	1,296	1,202	2,644	2,455	1,106	964	2,192	1,960
Interest credited	354	406	750	815	324	340	654	683
Underwriting, acquisition and insurance expenses, net of deferrals	476	476	984	964	420	386	834	790
Amortization of deferred acquisition costs and intangibles	305	359	650	659	267	313	553	564
Interest expense	47	27	94	54	59	44	120	87

Total benefits and expenses	2,478	2,470	5,122	4,947	2,176	2,047	4,353	4,084

Earnings from continuing operations before income taxes	439	394	816	748	429	353	807	670

Provision for income taxes	171	129	288	229	168	111	290	199

Net earnings from continuing operations	$268	$265	$528	$519	$261	$242	$517	$471

The historical revenues and benefits and expenses for the three and six months ended June 30, 2004, include the results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC through May 24, 2004, the date of our corporate reorganization. These businesses were included in our results for the entire three- and six-month periods ended June 30, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health and payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums increased $18 million, or 1%, to $1,708 million for the three months ended June 30, 2004 from $1,690 million for the three months ended June 30, 2003. This increase was primarily the result of a $70 million increase in our Retirement Income and Investments segment and a $20 million increase in our Mortgage Insurance segment offset in part by a $43 million decrease in our Protection segment and a $29 million decrease in our Affinity segment. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in premiums for life-contingent structured settlements relating to new distribution agreements and a move to a more competitive pricing structure. The increase in our Mortgage Insurance segment was primarily attributable to an increase in international mortgage insurance business, which included positive effects of changes in foreign exchange rates, partially offset by a decrease in our U.S. mortgage insurance business. The decrease in our Protection segment relates primarily to our decision not to renew certain distribution relationships in our European payment protection insurance business that did not meet our targeted returns on capital. The decrease in our Affinity segment relates primarily to our corporate reorganization.

Net investment income. Net investment income represents the income earned on our investments. Net investment income increased $6 million, or 1%, to $1,001 million for the three months ended June 30, 2004 from $995 million for the three months ended June 30, 2003. This increase in net investment income was primarily the result of a $1 billion, or 2%, increase in average invested assets. This increase was offset in part by a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.49% for the three months ended June 30, 2004 from 5.57% for the three months ended June 30, 2003.

Net realized investment gains (losses). Net realized investment gains (losses) consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment gains (losses) increased $45 million to $8 million for the three months ended June 30, 2004 from $(37) million for the three months ended June 30, 2003. For the three months ended June 30, 2004, gross realized gains and (losses) were $31 million and $(23) million, respectively. The realized gains for the three months ended June 30, 2004 included $29 million from the sale of fixed maturities and equity securities, and $2 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the three months ended June 30, 2004 included losses of $18 million from the sale of fixed maturity and equity securities, $1 million from termination of hedges on fixed maturities, which were sold during the period, and $4 million of impairments. These impairments were attributable to fixed maturities and equity securities ($3 million and $1 million, respectively).

For the three months ended June 30, 2003, gross realized gains and (losses) were $128 million and $(165) million, respectively. The realized gains for the three months ended June 30, 2003 included $77 million from the sale of fixed maturities, $35 million from the sale of equity securities (including $11 million of currency gains), and $16 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the three months ended June 30, 2003 included losses of $46 million from the sale of fixed maturities, $33 million from the sale of equity securities (including $4 million of currency losses), $4 million from termination of hedges on fixed maturities, which were sold during the period, and $83 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($64, $18 and $1 million, respectively). The fixed maturities impairments were primarily related to securities issued by companies in the structured products, metals and mining, transport and airline industries ($27, $19, $6 and $6 million, respectively). The equity securities impairments were related to common stock and mutual fund investments ($12 and $6 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholders and contractholder account values, and commission income. Policy fees and other income decreased $16 million, or 7%, to $200 million for the three months ended June 30, 2004 from $216 million for the three months ended June 30, 2003. This decrease was primarily the result of a $28 million decrease in our Affinity segment, a $3 million decrease in our Mortgage Insurance segment and a $2 million decrease in our Protection segment, partially offset by a $17 million increase in our Retirement Income and Investments segment. The decrease in our Affinity segment relates primarily to the impact of our corporate reorganization. The decrease in our Mortgage Insurance segment relates primarily to lower contract underwriting fees due to lower U.S. refinancing activity. The decrease in our Protection segment relates to higher lapse rates in our group health and life insurance business partially offset by an increase in third party administration fees. The increase in our Retirement Income and Investments segment was primarily attributable to commission income associated with increased sales of third party products and administrative service fees related to a pool of municipal GICs issued by affiliates of GE.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves increased $94 million, or 8%, to $1,296 million for the three months ended June 30, 2004 from $1,202 million for the three months ended June 30, 2003. This increase was primarily attributable to a $50 million increase in our Retirement Income and Investments segment, a $35 million increase in our Mortgage Insurance segment and a $12 million increase in our Protection segment. The increase in our Retirement Income and Investments segment was primarily attributable to increased sales of life-contingent structured settlements and income annuities partially offset by the effects of a reclassification of variable annuity sales inducements between benefits and other changes in policy reserves and underwriting, acquisition, and insurance expenses net of deferrals relating to the adoption of SOP 03-1 on January 1, 2004. The increase in our Mortgage Insurance segment was primarily attributable to a lower amount of favorable loss development on prior year reserves and an increase in U.S. paid losses. The increase in our Protection segment was primarily attributable to the growth of our life and long-term care insurance in-force blocks, partially offset by favorable claims experience in our life insurance business compared to the prior year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contract holder general account balances. Interest credited decreased $52 million, or 13%, to $354 million for the three months ended June 30, 2004 from $406 million for the three months ended June 30, 2003. This decrease was primarily attributable to a $50 million decrease in our Retirement Income and Investments segment and a $2 million decrease in our Protection segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the impact of our corporate reorganization.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first year commissions in excess of ultimate renewal commissions and other policy issue expenses. These costs and expenses were unchanged at $476 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Increases of $20 million in our Protection segment and $15 million in our Retirement Income and Investments segment were offset by decreases of $18 million in our Affinity segment, $16 million in our Mortgage Insurance segment and $1 million in our Corporate and Other segment. The increase in our Protection segment was primarily attributable to increased volume in continental Europe offset by changes in foreign exchange rates. The increase in our Retirement Income and Investments segment was primarily attributable to increased commission expense incurred on our fee-based products and the reclassification of variable annuity sales inducements from underwriting, acquisition and insurance expense, net of deferrals, to benefits and other changes in policy reserves relating to the adoption of SOP 03-1 on January 1, 2004. The decrease in our Affinity segment was primarily the result of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to lower mortgage refinancing activity in the U.S. and the effects of reduced underwriting volume.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. Amortization of deferred acquisition costs and intangibles decreased $54 million, or 15%, to $305 million for the three months ended June 30, 2004 from $359 million for the three months ended June 30, 2003. This decrease was primarily attributable to a $75 million decrease in our Protection segment and a $6 million decrease in our Affinity segment, partially offset by a $24 million increase in our Retirement Income and Investments segment and a $3 million increase in our Mortgage Insurance segment. The decrease in our Protection segment was primarily attributable to the run-off of a block of business in the U.K. that did not meet our targeted return thresholds and lower experience gain adjustments in our universal life business, partially offset by changes in foreign currency rates. The decrease in our Affinity segment was primarily attributable to the impact of our corporate reorganization. The increase in our Retirement Income and Investments segment was primarily attributable to improved spreads and lower impairment charges on investments. The increase in our Mortgage Insurance segment primarily relates to growth in our international mortgage insurance business.

Interest expense. Interest expense increased $20 million, or 74%, to $47 million for the three months ended June 30, 2004 from $27 million for the three months ended June 30, 2003. This increase was primarily the result of interest expense associated with two securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46, as well as increased average borrowings, partially offset by lower interest rates on outstanding borrowings.

Provision for income taxes. Provision for income taxes increased $42 million, or 33%, to $171 million for the three months ended June 30, 2004 from $129 million for the three months ended June 30, 2003. The effective tax rate increased to 39.0% for the three months ended June 30, 2004 from 32.7% for the three months ended June 30, 2003. The increase in effective tax rate was primarily due to IPO-related transaction taxes, principally with respect to the transfer to Genworth of companies that were not subject to the election under section 338 of the Internal Revenue Code, the loss of foreign tax benefits as a result of the separation from GE, a decrease in benefits related to dividends received, and favorable examination developments for the three months ended June 30, 2003, which did not recur for the three months ended June 30, 2004.

Net earnings from continuing operations. Net earnings from continuing operations increased by $3 million, or 1%, to $268 million for the three months ended June 30, 2004 from $265 million for the three months ended June 30, 2003. This increase was primarily the result of an increase of $36 million in our Corporate and Other segment partially offset by a decreases of $23 million in our Affinity segment, $8 million in our Retirement Income and Investments segment and $2 million in our Protection segment.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premiums. Premiums increased $153 million, or 5%, to $3,430 million for the six months ended June 30, 2004 from $3,277 million for the six months ended June 30, 2003. This increase was primarily the result of an $89 million increase in our Retirement Income and Investments segment, a $45 million increase in our Protection segment, a $50 million increase in our Mortgage Insurance segment and a $2 million increase in our Corporate and Other segment partially offset by a decrease in our Affinity segment. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in premiums for life-contingent income annuities relating to new distribution agreements and a move to a more competitive pricing structure. The increase in our Protection segment was primarily attributable to an increase in premiums from the in-force block of life insurance business partially offset by our decision not to renew certain distribution relationships in our European payment protection insurance business that did not meet our targeted returns on capital. The increase in our Mortgage Insurance segment was primarily attributable to growth in our international mortgage insurance business and the effects of changes in foreign exchange rates. The decrease in our Affinity segment relates primarily to the impact of our corporate reorganization.

Net investment income. Net investment income increased $51 million, or 3%, to $2,038 million for the six months ended June 30, 2004 from $1,987 million for the six months ended June 30, 2003. This increase in net investment income was primarily the result of a $2 billion, or 3%, increase in average invested assets. This increase was offset in part by a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.57% for the six months ended June 30, 2004 from 5.62% for the six months ended June 30, 2003.

Net realized investment gains (losses). Net realized investment gains (losses) increased $40 million to $24 million for the six months ended June 30, 2004 from $(16) million for the six months ended June 30, 2003. For the six months ended June 30, 2004, gross realized gains and (losses) were $58 million and $(34) million, respectively. The realized gains for the six months ended June 30, 2004 included $48 million from the sale of fixed maturities and equity securities, and $10 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the six months ended June 30, 2004 included losses of $23 million from the sale of fixed maturities and equity securities, $1 million from termination of hedges on fixed maturities, which were sold during the period, and $9 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($3, $5 and $1 million, respectively).

For the six months ended June 30, 2003, gross realized gains and (losses) were $309 million and $(325) million, respectively. The realized gains for the six months ended June 30, 2003 included $237 million from the sale of fixed maturities, $48 million from the sale of equity securities (including $12 million of currency gains), and $24 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the six months ended June 30, 2003 included losses $74 million from the sale of fixed maturities, $86 million from the sale of equity securities (including $4 million of currency losses), $4 million from termination of hedges on fixed maturities, which were sold during the period, and $161 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($75, $80 and $6 million, respectively). The fixed maturities impairments were primarily related to securities issued by companies in the structured products, metals and mining, and other industries ($27, $20, and $26 million, respectively). The equity securities impairments were primarily related to common stock and mutual fund investments ($46 and $32 million, respectively).

Policy fees and other income. Policy fees and other income decreased $1 million to $446 million for the six months ended June 30, 2004 from $447 million for the six months ended June 30, 2003. This decrease was primarily attributable to a $26 million decrease in our Affinity segment, a $7 million decrease in our Mortgage Insurance segment and a $6 million decrease in our Protection segment, partially offset by a $38 million increase in our Retirement Income and Investments segment. The decrease in our Affinity segment was primarily attributable to the impact of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to lower U.S. refinancing activity. The decrease in our Protection segment was primarily attributable to higher lapse rates in our group health and life insurance business partially offset by an increase in third party administration fees. The increase in our Retirement Income and Investments segment was primarily attributable to commission income associated with increased sales of third party products and administrative service fees related to a pool of municipal GICs issued by affiliates of GE.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $189 million, or 8%, to $2,644 million for the six months ended June 30, 2004 from $2,455 million for the six months ended June 30, 2003. This increase was primarily attributable to an $85 million increase in our Retirement Income and Investments segment, a $69 million increase in our Protection segment and a $41 million increase in our Mortgage Insurance segment, partially offset by a decrease of $4 million in our Affinity segment and $2 million in our Corporate and other segment. The increase in our Retirement Income and Investments segment was primarily attributable to reserve increases associated with sales growth in fixed annuities. The increase in the Protection segment was primarily attributable to growth of our life insurance and long-term care insurance in-force blocks, partially offset by the run-off of certain U.K. blocks of business. The increase in our Mortgage Insurance segment was primarily attributable to a lower amount of favorable loss development on prior-year reserves and an increase in U.S. paid losses.

Interest credited. Interest credited decreased $65 million, or 8%, to $750 million for the six months ended June 30, 2004 from $815 million for the six months ended June 30, 2003. This decrease was primarily attributable to a $62 million decrease in our Retirement Income and Investments segment and a $3 million decrease in our Protection segment. The decrease in our Retirement Income and Investments segment was primarily attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to decreased crediting rates for universal life insurance.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, increased $20 million, or 2%, to $984 million for the six months ended June 30, 2004 from $964 million for the six months ended June 30, 2003. This increase was primarily attributable to a $29 million increase in our Protection segment and a $25 million increase in our Retirement Income and Investments segment partially offset by decreases of $22 million in our Mortgage Insurance segment and $8 million in our Affinity segment. The increase in our Protection segment was primarily attributable to the increased volume in continental Europe; partially offset by favorable changes in foreign currency exchange rates and decreased legal fees following our settlement of a class action litigation. The increase in our Retirement Income and Investments segment was primarily attributable to increased commission expense incurred in our fee-based products and increased variable annuity fee inducements. The decrease in our Mortgage Insurance segment was primarily attributable to lower refinancing activity in the U.S., and a decrease in the provision for indemnity liabilities. The decrease in our Affinity segment was primarily attributable to the impact of our corporate reorganization.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $9 million, or 1%, to $650 million for the six months ended June 30, 2004 from $659 million for the six months ended June 30, 2003. This decrease was primarily attributable to a $41 million decrease in our Protection segment and a $2 million decrease in our Affinity segment, partially offset by an increases of $27 million in our Retirement Income and Investments segment and $7 million in our Mortgage Insurance segment. The decrease in our Protection segment was primarily attributable to our decision not to renew certain distribution relationships in the U.K. that did not meet our targeted returns on capital. The decrease in our Affinity segment was primarily attributable to the impact of our corporate reorganization. The increase in our Retirement Income and Investments segment was primarily attributable improved spreads and lower impairment charges on investments. The increase in our Mortgage Insurance was primarily attributable to growth in our international mortgage insurance business.

Interest expense. Interest expense increased $40 million, or 74%, to $94 million for the six months ended June 30, 2004 from $54 million for the six months ended June 30, 2003. This increase is primarily the result of interest expense associated with two securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46, as well as increased average borrowings, partially offset by lower interest rates on outstanding borrowings.

Provision for income taxes. Provision for income taxes increased $59 million, or 26%, to $288 million for the six months ended June 30, 2004 from $229 million for the six months ended June 30, 2003. The effective tax rate increased to 35.3% for the six months ended June 30, 2004 from 30.6% for the six months ended June 30, 2003. The increase in effective tax rate was primarily due to IPO-related transaction taxes, principally with respect to the transfer to Genworth of companies that were not subject to the election under section 338 of the Internal Revenue

Code, the loss of foreign tax benefits as a result of the separation from GE, and favorable examination developments for the six months ended June 30, 2003, which did not recur for the six months ended June 30, 2004.

Net earnings from continuing operations. Net earnings from continuing operations increased by $7 million, or 2%, to $528 million for the six months ended June 30, 2004 from $519 million for the six months ended June 30, 2003. This increase was primarily the result of $44 million in our Corporate and Other segment and an increase of $18 million in our Mortgage Insurance segment partially offset by decreases of $25 million in our Affinity segment, $19 million in our Retirement Income and Investments segment and $9 million in our Protection segment.

Historical Combined and Pro Forma Results of Operations by Segment

Set forth below is historical combined financial information for each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance), together with our Corporate and Other segment and the Affinity segment. Set forth below also is pro forma financial information for our Protection, Retirement Income and Investments, Mortgage Insurance and Corporate and Other segments. Pro forma financial information is not provided for the Affinity segment because we did not acquire that segment from GEFAHI. All pro forma segment information is calculated on the same basis as the segment information presented in our unaudited combined financial statements.

Protection segment

The following table sets forth the historical and pro forma results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore its results are not included in our historical results after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore its results are included in our historical results after that date. As a result of the foregoing, our historical results of operations for the three- and six-month periods ended June 30, 2004 are not comparable to our results of operations for the three- and six-month periods ended June 30, 2003. The pro forma results of operations below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2003. There were no pro forma adjustments to policy fees and other income, interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC, and the Medicare supplement insurance policies UFLIC ceded to us, in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense. Pro forma revenues and benefits and expenses are lower than our historical revenues and expenses primarily as a result of exclusion of revenues and expenses related to the reinsured long-term care insurance policies.

	Historical				Pro forma
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$1,132	$1,175	$2,302	$2,257	$1,098	$1,128	$2,219	$2,159
Net investment income	306	297	615	596	288	271	569	542
Policy fees and other income	79	81	166	172	79	81	166	172

Total revenues	1,517	1,553	3,083	3,025	1,465	1,480	2,954	2,873

Benefits and expenses:
Benefits and other changes in policy reserves	727	715	1,487	1,418	691	657	1,385	1,301
Interest credited	90	92	180	183	90	92	180	183
Underwriting, acquisition and insurance expenses, net of deferrals	272	252	548	519	262	244	531	505
Amortization of deferred acquisition costs and intangibles	219	294	463	504	214	290	455	496
Interest expense	2	—	5	—	2	—	5	—

Total benefits and expenses	1,310	1,353	2,683	2,624	1,259	1,283	2,556	2,485

Earnings before income taxes	207	200	400	401	206	197	398	388

Provision for income taxes	78	69	147	139	77	68	146	135

Segment net earnings	$129	$131	$253	$262	$129	$129	$252	$253

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premiums. Premiums decreased $43 million, or 4%, to $1,132 million for the three months ended June 30, 2004 from $1,175 million for the three months ended June 30, 2003. This decrease was primarily the result of a $54 million decrease in European payment protection premiums, consisting of a decrease of $100 million on a constant currency basis ($119 million decrease in premiums in the U.K. market partially offset by a $19 million increase in Continental Europe), partially offset by the favorable impact of changes in foreign exchange rates of $44 million. The decrease in the U.K. market was attributable to the run-off block where we decided not to renew certain distribution relationships that did not meet our targeted returns on capital. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets. These decreases were partially offset by a $1 million increase in long-term care insurance premiums, which consisted of a $14 million increase due to the growth of the in-force block offset in part by a decrease of $13 million from the impact of the reinsurance transactions. Life premiums increased by $10 million due to the growth of the in-force business.

Net investment income. Net investment income increased $9 million, or 3%, to $306 million for the three months ended June 30, 2004 from $297 million for the three months ended June 30, 2003. This increase was primarily due to an increase in invested assets due to the growth of the segment’s in-force block partially offset by a decrease in capital allocated to this segment in connection with our corporate reorganization, as well as a decrease due to declining yields on investments in the lower interest rate environment.

Policy fees and other income. Policy fees and other income decreased $2 million, or 2%, to $79 million for the three months ended June 30, 2004 from $81 million for the three months ended June 30, 2003. This decrease was primarily related to a $3 million decrease in our Group health business and life attributable to higher lapse rates and was offset by an increase in our European payment protection business of $3 million consisting of higher third party administration fees and servicing income, and an increase of $1 million due to changes in foreign exchange rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $12 million, or 2%, to $727 million for the three months ended June 30, 2004 from $715 million for the three months ended June 30, 2003. The increase was primarily the result of a $29 million increase from life insurance due to growth of the in-force block partially offset by favorable claims experience compared to the prior year period. Long-term care insurance increased $15 million which consisted of a $36 million increase due to the growth of the in-force block, offset in part by a $21 million decrease from the impact of the reinsurance transactions. The long-term care insurance increase was primarily the result of increased reserves and benefit payments resulting from the normal, expected increases associated with the aging and continued growth of the in-force block. These increases were partially offset by a $35 million decrease in European payment protection due to decreased claims in our run-off block in the U.K., which included an increase of $8 million due to changes in foreign exchange rates. The prior year period also included $3 million of favorable experience in our Group life and health business that did not recur in the current period.

Interest credited. Interest credited decreased $2 million, or 2%, to $90 million for the three months ended June 30, 2004 from $92 million for the three months ended June 30, 2003.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $20 million, or 8%, to $272 million for the three months ended June 30, 2004 from $252 million for the three months ended June 30, 2003. The increase was primarily due to a $27 million increase due to the increased volume in continental Europe, including an increase of $14 million relating to changes in foreign exchange rates. The increase was partially offset by a $3 million decrease in life insurance primarily due to decreased legal fees and by a $3 million decrease in long-term care insurance expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $75 million, or 26%, to $219 million for the three months ended June 30, 2004 from $294 million for the three months ended June 30, 2003. This decrease was primarily the result of a $45 million decrease in European payment protection insurance due to the U.K. run-off block partially offset by favorable claims experience on this block, including $21 million due to changes in foreign currency effects. This decrease also included a $23 million decrease in life insurance relating to accelerated amortization in the comparable period of 2003, and run-off of the whole life block. Also included is a $6 million decrease in long-term care insurance related to favorable persistency.

Interest expense. Interest expense increased $2 million to $2 million for the three months ended June 30, 2004 from $0 million for the three months ended June 30, 2003. This increase was primarily the result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003, supporting certain term life insurance policies.

Provision for income taxes. Provision for income taxes increased $9 million, or 13%, to $78 million for the three months ended June 30, 2004 from $69 million for the three months ended June 30, 2003. The effective tax rate increased to 37.7% for the three months ended June 30, 2004 from 34.5% for the three months ended June 30, 2003. The increase in effective tax rate was primarily due to the loss of foreign tax benefits as a result of the separation from GE. The impact of this item was partially offset by unfavorable examination developments for the three months ended June 30, 2003, which did not recur for the three months ended June 30, 2004.

Segment net earnings. Segment net earnings decreased by $2 million, or 2%, to $129 million for the three months ended June 30, 2004 from $131 million for the three months ended June 30, 2003. This decrease was primarily the result of decreases in net earnings for European payment protection and Group life and health insurance products, offset in part by increases in net earnings for life insurance products. The European payment protection decrease was primarily due to the loss of certain foreign tax benefits offset by a $3 million increase due to changes in foreign exchange rates. The decrease in net earnings for Group life and health relates to a favorable benefits expense in the prior year period that did not recur in the three months ending June 30, 2004 . The increase in net earnings from life insurance products was primarily the result of favorable mortality in term life and decreased expenses. Long-term care insurance was unchanged attributable to growth of the in-force block which was partially offset by the loss of investment income resulting from a reallocation of capital from our long-term care insurance business to our Corporate and Other segment and a loss of net earnings associated with the reinsurance transactions.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premiums. Premiums increased $45 million, or 2%, to $2,302 million for the six months ended June 30, 2004 from $2,257 million for the six months ended June 30, 2003. The increase was primarily the result of a $26 million increase in long-term care insurance premiums which included an increase of $41 million due to growth of the in-force block offset in part by a $15 million decrease from the Reinsurance transactions. Life insurance premiums increased $31 million and are attributable to the growth of the in-force block. Partially offsetting these increases was a $13 million decrease in European payment protection premiums consisting of a decrease of $110 million on a constant-currency basis in the U.K. net of a $97 million increase in Continental Europe partially offset by the favorable impact of changes in foreign exchange rates of $98 million. The decrease in the U.K. market was attributable to the run-off of our in-force block in the U.K. where we decided not to renew certain distribution relationships to enable us to achieve our targeted returns on capital. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets.

Net investment income. Net investment income increased $19 million, or 3%, to $615 million for the six months ended June 30, 2004 from $596 million for the six months ended June 30, 2003. This increase was primarily the result of an increase in invested assets, offset in part by declining yields on investments in the lower interest rate environment and a decrease resulting from a decrease in invested capital attributable to a reallocation of capital to our Corporate and Other segment relating to our corporate reorganization. The increase in net investment income included $6 million in our European payment protection insurance business due to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income decreased $6 million, or 3%, to $166 million for the six months ended June 30, 2004 from $172 million for the six months ended June 30, 2003. This decrease was primarily the result of a $5 million decrease in administrative fees from our Group life and health insurance business that was primarily attributable to higher lapse rates. Policy fees and other income included $2 million in our European payment protection insurance business relating to changes in foreign exchange rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $69 million, or 5%, to $1,487 million for the six months ended June 30, 2004 from $1,418 million for the six months ended June 30, 2003. This increase was primarily the result of an increase of $50 million in life insurance reserves and benefit payments and is primarily attributable to the growth in the in-force block. Long-term care increased $37 million which consisted of $50 million increase which was primarily the result of increased reserves and benefit payments resulting from the normal, expected increases associated with the aging and continued growth of the long-term care insurance in-force block partially offset by $13 million decrease from the impact of the reinsurance transactions. These increases were partially offset by a decrease in our European payment protection insurance of $24 million primarily relating to the run-off of certain UK blocks. The decrease in benefits also included a $17 million change in foreign exchange rates. The prior year period included favorable experience in our group life and health business that did not recur in the current period.

Interest credited. Interest credited decreased $3 million, or 2%, to $180 million for the six months ended June 30, 2004 from $183 million for the six months ended June 30, 2003.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $29 million, or 6%, to $548 million for the six months ended June 30, 2004 from $519 million for the six months ended June 30, 2003. The increase was primarily the result of a $36 million increase attributable to the increased volume in continental Europe, which includes $11 million due to the favorable impact of changes in foreign exchange rates. The increase also included a $6 million increase in long-term care insurance primarily attributable to a shift in our distribution mix toward independent producers and away from dedicated sales specialists, which resulted in an increase in non-deferrable renewal commission expense. These increases were offset in part by a $9 million decrease in life insurance primarily due to the decreased legal fees following the agreement in principle to settle a class action litigation in the third quarter of 2003 and increased operational efficiencies.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $41 million, or 8%, to $463 million for the six months ended June 30, 2004 from $504 million for the six months ended June 30, 2003. This decrease was primarily the result of a $29 million decrease in life insurance due to lower experience gain adjustments in universal life products and run-off of the whole life block. The decrease also includes a $17 million decrease in European payment protection insurance due to our decision not to renew certain distribution relationships in the U.K. market that did not meet our targeted returns on capital and was partially offset by an increase of $6 million due to the changes in foreign exchange rates.

Interest expense. Interest expense increased $5 million to $5 million for the six months ended June 30, 2004 from $0 million for the six months ended June 30, 2003. This increase was primarily the result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003, which support certain term life insurance policies.

Provision for income taxes. Provision for income taxes increased $8 million, or 6%, to $147 million for the six months ended June 30, 2004 from $139 million for the six months ended June 30, 2003. The effective tax rate increased to 36.7% for the six months ended June 30, 2004 from 34.7% for the six months ended June 30, 2003. The increase in effective tax rate was primarily due to a loss of foreign tax benefits as a result of the separation from GE. The impact of this item was partially offset by unfavorable examination developments for the six months ended June 30, 2003, which did not recur for the six months ended June 30, 2004.

Segment net earnings. Segment net earnings decreased by $9 million, or 3%, to $253 million for the six months ended June 30, 2004 from $262 million for the six months ended June 30, 2003. This decrease was primarily the result of decreases in net earnings for European payment protection, group life and health insurance and long-term care products, offset in part by an increase in net earnings for life insurance products. This decrease in net earnings for group life and health was primarily due to a decrease in fee income and the decrease in European payment protection insurance products was primarily attributable to the loss of certain foreign tax benefits and an increase due to changes in foreign exchange rates. The decrease in net earnings for group life and health relates to a favorable policy reduction in the prior year period that did not recur in the six months ending June 30, 2004. The increase in net earnings life insurance products resulting from favorable mortality in term life and decreased expenses. The decrease in long-term care insurance was primarily attributable to a decrease from the reinsurance transactions as well as the decrease in investment income resulting from a reallocation of capital from our long-term care insurance business to our Corporate and Other segment, partially offset by growth of the in-force block.

Retirement Income and Investments segment

The following table sets forth the historical and pro forma results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlement contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are not included in our historical results after that date. As a result of the foregoing, our historical results of operations for the three- and six-month periods ended June 30, 2004 are not comparable to our results of operations for the three- and six-month periods ended June 30, 2003. The pro forma results of operations below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2003. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums. Pro forma revenues and benefits and expenses are lower than our historical revenues and benefits and expenses primarily as a result of the exclusion of revenues and expenses related to the reinsured blocks of structured settlements and variable annuities.

	Historical				Pro forma
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$321	$251	$598	$509	$321	$251	$598	$509
Net investment income	569	624	1,186	1,263	413	387	809	788
Policy fees and other income	72	55	154	116	53	24	105	54

Total revenues	962	930	1,938	1,888	787	662	1,512	1,351

Benefits and expenses:
Benefits and other changes in policy reserves	501	451	992	907	379	303	723	613
Interest credited	264	314	570	632	234	248	474	500
Underwriting, acquisition and insurance expenses, net of deferrals	68	53	143	118	65	40	127	92
Amortization of deferred acquisition costs and intangibles	54	30	111	84	38	12	68	46
Interest expense	1	—	1	—	1	—	1	—

Total benefits and expenses	888	848	1,817	1,741	717	603	1,393	1,251

Earnings before income taxes	74	82	121	147	70	59	119	100

Provision for income taxes	27	27	43	50	25	19	42	34

Segment net earnings	$47	$55	$78	$97	$45	$40	$77	$66

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premiums. Premiums increased $70 million, or 28%, to $321 million for the three months ended June 30, 2004 from $251 million for the three months ended June 30, 2003. This increase was primarily the result of a $67 million increase in premiums for life-contingent structured settlements due to a more competitive pricing structure.

Net investment income. Net investment income decreased $55 million, or 9%, to $569 million for the three months ended June 30, 2004 from $624 million for the three months ended June 30, 2003. This decrease was primarily attributable to $74 million lower investment income on variable annuities and structured settlements due to the reinsurance transactions which included a reallocation of invested assets from the Retirement Income and Investments segment to the Corporate and Other segment. This decrease was also the result of $5 million lower investment income on institutional products due to lower account values. These decreases were partially offset by an increase of $22 million in fixed and income annuities due to growth in these product lines in addition to increased mortgage prepayment fees and bond call premiums.

Policy fees and other income. Policy fees and other income increased $17 million, or 31%, to $72 million for the three months ended June 30, 2004 from $55 million for the three months ended June 30, 2003. This increase was primarily the result of a $9 million increase in commission income attributable to increased sales of third-party products, $7 million of fee income earned pursuant to new arrangements we entered into, effective as of January 1, 2004, to provide investment administrative services related to a pool of municipal GICs issued by affiliates of GE, $3 million of fee income attributable to increased assets in our asset management products, and $3 million of service fees earned on asset management services. These increases were partially offset by $7 million of lower fee income due to the reinsurance transaction in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities prior to our IPO.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $50 million, or 11%, to $501 million for the three months ended June 30, 2004 from $451 million for the three months ended June 30, 2003. This increase was primarily the result of increases in benefits and changes in policy reserves of $26 million and $15 million in life-contingent structured settlements and income annuities, respectively, attributable to higher sales of these products. These increases were partially offset by $8 million of variable annuity sales inducements, which were classified as underwriting, acquisition and insurance expense, net of deferrals in the comparable period of the prior year. The reclassification resulted from the adoption of SOP 03-1 on January 1, 2004.

Interest credited. Interest credited decreased $50 million, or 16%, to $264 million for the three months ended June 30, 2004 from $314 million for the three months ended June 30, 2003. This decrease was primarily the result of a $27 million decrease in interest credited due to the reinsurance transactions in which we ceded to UFLIC substantially all of our in-force blocks of structured settlements and variable annuities in connection with our corporate reorganization. This decrease was also the result of $8 million related to lower interest credited on institutional products due to a decline in the size of the in-force block, as well as due to lower average interest crediting rates. In addition, the decrease was the result of a $12 million decrease in interest credited on fixed annuities due to lower average interest crediting rates, which was offset by an increase in the size of the in-force block.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $15 million, or 28%, to $68 million for the three months ended June 30, 2004 from $53 million for the three months ended June 30, 2003. This increase was the result of $8 million of increased commission expense incurred in our fee-based products due to increased sales of third-party products. The increase was also impacted by $8 million of variable annuity sales inducements, which were classified as deferred acquisition costs in the comparable period of the prior year. The reclassification resulted from the adoption of SOP 03-1 on January 1, 2004.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $24 million, or 80%, to $54 million for the three months ended June 30, 2004 from $30 million for the three months ended June 30, 2003. This increase was primarily the result of a $21 million increase in spread retail products due in part to improved spreads and lower investment impairment charges in the three months ended June 30, 2004. This increase was also the result of $2 million additional amortization on variable life insurance due to a change in surrender assumptions. In addition, the period ended June 30, 2003, included favorable amortization adjustments which did not recur in the three months ended June 30, 2004.

Provision for income taxes. Provision for income taxes was $27 million for the three months ended June 30, 2004 and 2003. The effective tax rate increased to 36.6% for the three months ended June 30, 2004 from 32.9% for the three months ended June 30, 2003. This increase in effective tax rate was primarily due to favorable examination developments for the three months ended June 30, 2003, which did not recur for the three months ended June 30, 2004. The impact of this item was partially offset by recurring benefits related to dividends received on lower pre-tax book income for the three-month period ended June 30, 2004.

Segment net earnings. Segment net earnings decreased by $8 million, or 15%, to $47 million for the three months ended June 30, 2004 from $55 million for the three months ended June 30, 2003. This decrease was primarily attributable to $14 million lower net earnings on variable annuities and structured settlements due to the reinsurance transactions entered into prior to our corporate reorganization. This decrease was partly offset by fees received under new contracts with GE to manage its municipal GIC business, as well as growth in our asset management business.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premiums. Premiums increased $89 million, or 17%, to $598 million for the six months ended June 30, 2004 from $509 million for the six months ended June 30, 2003. This increase was primarily the result of a $55 million increase in premiums for life-contingent income annuities that was primarily attributable to new distribution relationships in 2004, as well as reduced premiums in the first six months ended June 30, 2003, attributable to highly competitive pricing conditions in that period. This increase in premiums was also the result of a $34 million increase in premiums for life-contingent structured settlements due to a more competitive pricing structure.

Net investment income. Net investment income decreased $77 million, or 6%, to $1,186 million for the six months ended June 30, 2004 from $1,263 million for the six months ended June 30, 2003. This decrease was primarily attributable to $74 million lower investment income on variable annuities and structured settlements due to the reinsurance transactions entered into prior to our corporate reorganization which included a reallocation of Invested Assets from the Retirement Income and Investments Segment to the Corporate and Other segment.

Policy fees and other income. Policy fees and other income increased $38 million, or 33%, to $154 million for the six months ended June 30, 2004 from $116 million for the six months ended June 30, 2003. This increase was primarily the result of a $20 million increase in commission income attributable to increased sales of third-party products, $12 million of fee income earned pursuant to new arrangements we entered into, effective as of January 1, 2004, to provide investment administrative services related to a pool of municipal GICs issued by affiliates of GE, $6 million of fee income attributable to increased assets in our asset management products, and $5 million of trail commissions earned on asset management services. These increases were partially offset by $7 million of lower fee income due to the reinsurance transaction in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities prior to our IPO.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $85 million, or 9%, to $992 million for the six months ended June 30, 2004 from $907 million for the six months ended June 30, 2003. This increase was primarily the result of increases in benefits and changes in policy reserves of $68 million, $9 million, and $8 million in life-contingent income annuities, structured settlements, and fixed annuities, respectively, attributable to higher sales of these products. These increases were partially offset by $13 million of variable annuity sales inducements, which were classified as underwriting, acquisition and insurance expenses, net of deferrals in the comparable period of the prior year. The reclassification resulted from the adoption of SOP 03-1 on January 1, 2004.

Interest credited. Interest credited decreased $62 million, or 10%, to $570 million for the six months ended June 30, 2004 from $632 million for the six months ended June 30, 2003. This decrease was primarily the result of a $22 million decrease in interest credited due to the reinsurance transactions in which we ceded to UFLIC substantially all of our in-force blocks of structured settlements and variable annuities in connection with our corporate reorganization. This decrease was also the result of $19 million lower interest credited on institutional products due to a decline in the size of the block, as well as due to lower average interest crediting rates. In addition, this decrease was the result of a $19 million decrease in interest credited on fixed annuities due to lower average crediting rates, which was offset by an increase in the size of the in-force block.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $25 million, or 21%, to $143 million for the six months ended June 30, 2004 from $118 million for the six months ended June 30, 2003. This increase was the result of $15 million increased commission expense incurred in our fee-based products due to increased sales of third-party products. The increase was also impacted by $13 million of variable annuity sales inducements, which were classified as deferred acquisition costs in the comparable period of the prior year. The reclassification resulted from the adoption of SOP 03-1 on January 1, 2004.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $27 million, or 32%, to $111 million for the six months ended June 30, 2004 from $84 million for the six months ended June 30, 2003. This increase was primarily the result of a $22 million increase in spread retail products due in part to improved spreads and lower investment impairment charges in the six months ended June 30, 2004. In addition, the period ended June 30, 2003, included favorable amortization adjustments, which did not recur in the six months ended June 30, 2004. This increase was also the result of $2 million additional amortization on variable life insurance due to a change in surrender assumptions.

Provision for income taxes. Provision for income taxes decreased $7 million, or 14%, to $43 million for the six months ended June 30, 2004 from $50 million for the six months ended June 30, 2003. The effective tax rate increased to 35.6% for the six months ended June 30, 2004 from 34.0% for the six months ended June 30, 2003. This increase in effective tax rate was primarily due to favorable examination developments for the six months ended June 30, 2003, which did not recur for the six months ended June 30, 2004. The impact of this item was partially offset by recurring benefits related to dividends received on lower pre-tax book income for the six months ended June 30, 2004.

Segment net earnings. Segment net earnings decreased $19 million, or 20%, to $78 million for the six months ended June 30, 2004 from $97 million for the six months ended June 30, 2003. This decrease was primarily attributable to $14 million lower net earnings on variable annuities and structured settlements due to the reinsurance transactions entered into prior to our corporate reorganization. The decrease is also the result of favorable mortality experience in our structured settlement business during the six months ended June 30, 2003, that did not recur in the six months ended June 30, 2004. These decreases were partly offset by fees received under new contracts with GE to manage its municipal GIC business, as well as growth in our asset management business.

Mortgage Insurance segment

The following table presents the historical results of operations relating to our Mortgage Insurance segment. There are no pro forma adjustments to the Mortgage Insurance segment’s results of operations.

	Historical
	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Revenues:
Premiums	$195	$175	$390	$340
Net investment income	61	54	121	104
Policy fees and other income	10	13	18	25

Total revenues	266	242	529	469

Benefits and expenses:
Benefits and other changes in policy reserves	27	(8)	66	25
Underwriting, acquisition and insurance expenses, net of deferrals	65	81	129	151
Amortization of deferred acquisition costs and intangibles	11	8	23	16

Total benefits and expenses	103	81	218	192

Earnings before income taxes	163	161	311	277

Provision for income taxes	49	47	94	78

Segment net earnings	$114	$114	$217	$199

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premiums. Premiums increased $20 million, or 11%, to $195 million for the three months ended June 30, 2004 from $175 million for the three months ended June 30, 2003. This increase was primarily the result of a $28 million increase in premiums in our international mortgage insurance business, $10 million of which was attributable to changes in foreign exchange rates. The increase was also the result of the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premium reserves over time in accordance with the expected expiration of risk. As of June 30, 2004, our unearned premium reserves were $1.2 billion. The increase in international premiums was partially offset by an $8 million decrease in our U.S. mortgage insurance premiums. This decrease was the result of lower persistency in 2003 from increased refinancing activity and higher premiums ceded to captive reinsurers.

Net investment income. Net investment income increased $7 million, or 13%, to $61 million for the three months ended June 30, 2004 from $54 million for the three months ended June 30, 2003. The increase was primarily attributable to an $8 million increase in net investment income resulting from additional invested assets in our international mortgage insurance business, $4 million of which was due to changes in foreign exchange rates. This increase was offset in part by a $1 million decrease in net investment income that was primarily attributable to a decrease in invested assets resulting from the payment of dividends in the second quarter of 2003 by our U.S. mortgage insurance business to our holding company.

Policy fees and other income. Policy fees and other income decreased $3 million, or 23%, to $10 million for the three months ended June 30, 2004 from $13 million for the three months ended June 30, 2003. This decrease was primarily the result of a $6 million decrease in fees for contract underwriting services attributable to lower U.S. refinancing activity for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This decrease was partially offset by a $3 million increase in Canadian policy fees driven by an increase in Canadian mortgage originations.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $35 million to $27 million for the three months ended June 30, 2004 from $(8) million for the three months ended June 30, 2003. This increase was primarily the result of a $26 million increase principally attributable to a lower amount of favorable loss development on prior-year reserves, an $8 million increase in U.S. paid losses and a $1 million increase primarily attributable to the increase in mortgage delinquencies and claims associated with the aging of our international mortgage insurance in-force block.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $16 million, or 20%, to $65 million for the three months ended June 30, 2004 from $81 million for the three months ended June 30, 2003. This decline was primarily attributable to a $9 million decrease in underwriting expenses as a result of lower mortgage refinancing activity in the U.S., a $16 million decline in the provision for indemnity liabilities that did not recur in 2004 related to reduced underwriting volume and the updating of assumptions used in 2003 to reflect recent underwriting experience, offset in part by a $9 million increase in expenses to support the expansion of our international mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $3 million, or 38%, to $11 million for the three months ended June 30, 2004 from $8 million for the three months ended June 30, 2003. This increase was primarily attributable to the growth in our international mortgage insurance business.

Provision for income taxes. Provision for income taxes increased $2 million, or 4%, to $49 million for the three months ended June 30, 2004 from $47 million for the three months ended June 30, 2003. The effective tax rate increased to 30.1% for the three months ended June 30, 2004 from 29.2% for the three months ended June 30, 2003. This increase in effective tax rate was primarily due to the loss of foreign tax benefits as a result of the separation from GE. The impact of this item was partially offset by additional benefits related to tax-exempt investment income and state income taxes. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income.

Segment net earnings. Segment net earnings remained unchanged at $114 million for the three months ended June 30, 2004 and 2003. While segment net earnings remained unchanged, there was a $15 million decrease in U.S. net earnings, offset by a $15 million increase in international net earnings, with $7 million of the international increase attributable to foreign currency translation gains. The increase in international net earnings was primarily the result of continued core growth. The decrease in U.S. net earnings was primarily attributable to a decrease in premiums due to significant refinancing activity in 2003, increased ceding to captive reinsurers and greater losses from less favorable loss development on prior-year reserves, offset in part by lower refinancing activity in 2004 which reduced underwriting expenses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premiums. Premiums increased $50 million, or 15%, to $390 million for the six months ended June 30, 2004 from $340 million for the six months ended June 30, 2003. This increase was primarily the result of a $67 million increase in premiums in our international mortgage insurance business, $24 million of which was attributable to changes in foreign exchange rates. The increase was also the result of the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. As of June 30, 2004, our unearned premium reserves were $1.2 billion. The increase in international premiums was partially offset by a $17 million decrease in our U.S. mortgage insurance premiums. This decrease was the result of lower persistency in 2003 from increased refinancing activity and higher premiums ceded to captive reinsurers.

Net investment income. Net investment income increased $17 million, or 16%, to $121 million for the six months ended June 30, 2004 from $104 million for the six months ended June 30, 2003. The increase was primarily attributable to a $20 million increase in net investment income resulting from additional invested assets in our international mortgage insurance business, $9 million of which was due to changes in foreign exchange rates. This increase was offset in part by a $3 million decrease in net investment income that was primarily attributable to a decrease in invested assets resulting from the payment of dividends in the second quarter of 2003 by our U.S. mortgage insurance business.

Policy fees and other income. Policy fees and other income decreased $7 million, or 28%, to $18 million for the six months ended June 30, 2004 from $25 million for the six months ended June 30, 2003. This decrease was primarily the result of an $11 million decrease in fees for contract underwriting services attributable to lower U.S. refinancing activity for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease was partially offset by a $4 million increase in Canadian policy fees driven by an increase in Canadian mortgage originations.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $41 million to $66 million for the six months ended June 30, 2004 from $25 million for the six months ended June 30, 2003. This increase was primarily the result of an $18 million increase principally attributable to a lower amount of favorable loss development on prior-year reserves, a $14 million increase in U.S. paid losses and a $9 million increase primarily attributable to the increase in mortgage delinquencies and claims associated with the aging of our international mortgage insurance in-force block.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $22 million, or 15%, to $129 million for the six months ended June 30, 2004 from $151 million for the six months ended June 30, 2003. This decline is primarily attributable to a $22 million decrease in underwriting expenses as a result of lower mortgage refinancing activity in the U.S., a $21 million decline in the provision for indemnity liabilities related to reduced underwriting volume and the updating of assumptions used in 2003 to reflect recent underwriting experience, offset in part by a $21 million increase in expenses to support the expansion of our international mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $7 million, or 44%, to $23 million for the six months ended June 30, 2004 from $16 million for the six months ended June 30, 2003. This increase was primarily attributable to the growth in our international mortgage insurance business.

Provision for income taxes. Provision for income taxes increased $16 million, or 21%, to $94 million for the six months ended June 30, 2004 from $78 million for the six months ended June 30, 2003. The effective tax rate increased to 30.2% for the six months ended June 30, 2004 from 28.2% for the six months ended June 30, 2003. This increase in effective tax rate was primarily due to the loss of foreign tax benefits as a result of the separation from GE and a reduction in benefits related to tax-exempt income. The impact of these items was partially offset by additional benefits related to state income taxes. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $18 million, or 9%, to $217 million for the six months ended June 30, 2004 from $199 million for the six months ended June 30, 2003. This increase in segment net earnings was primarily the result of a $32 million increase in international net earnings, with $17 million of that increase attributable to foreign currency translation gains, partially offset by a $14 million decrease in U.S. net earnings. The increase in international net earnings was primarily the result of continued core growth. The decrease in U.S. net earnings was primarily attributable to a decrease in premiums due to significant refinancing activity in 2003, increased ceding to captive reinsurers and greater losses from less favorable loss development on prior-year reserves, offset in part by lower refinancing activity in 2004 which reduced underwriting expenses.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Pro forma financial information is not presented for the Affinity segment because we did not acquire any of the Affinity segment businesses from GEFAHI. Accordingly, these businesses were removed from our historical results effective with our corporate reorganization on May 24, 2004, and their results are included in our historical results of operations through May 24, 2004 but excluded thereafter. As a result of the foregoing, our historical results of operations for the three- and six-month periods ended June 30, 2004 are not comparable to our results of operations for the three- and six-month periods ended June 30, 2003.

	Historical
	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Revenues:
Premiums	$34	$63	$88	$121
Net investment income	8	17	26	31
Policy fees and other income	37	65	104	130

Total revenues	79	145	218	282

Benefits and expenses:
Benefits and other changes in policy reserves	31	32	80	84
Underwriting, acquisition and insurance expenses, net of deferrals	49	67	123	131
Amortization of deferred acquisition costs and intangibles	18	24	47	49

Total benefits and expenses	98	123	250	264

Earnings before income taxes	(19)	22	(32)	18

Provision (benefit) for income taxes	(7)	11	(18)	7

Segment net earnings (loss)	$(12)	$11	$(14)	$11

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues. Total revenues decreased $66 million, or 46%, to $79 million for the three months ended June 30, 2004 from $145 million for the three months ended June 30, 2003. The decrease was primarily due to lower premiums and policy fees attributable to our decision to discontinue certain products and distribution relationships that did not meet our target return thresholds and the result of our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004.

Total benefits and expenses. Total benefits and expenses decreased $25 million, or 20%, to $98 million for the three months ended June 30, 2004 from $123 million for the three months ended June 30, 2003. The decrease was primarily due to lower underwriting, acquisition and insurance expenses, net of deferrals, and amortization of deferred acquisition costs as the result of our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004, partially offset by an increase in certain benefits and expenses that were ceded to us from a purchaser of one of our discontinued operations.

Provision (benefit) for income taxes. Provision for income taxes decreased $18 million to a benefit of $(7) million for the three months ended June 30, 2004 from an expense of $11 million for the three months ended June 30, 2003. The effective tax rate decreased to 36.8% for the three months ended June 30, 2004 from 50% for the three months ended June 30, 2003. The decrease in effective tax rate was primarily due to a valuation allowance on foreign losses that was recorded in the three months ended June 30, 2003 and was unchanged for the three months ended June 30, 2004. The impact of this item was partially offset by a decrease in benefits related to dividends received.

Segment Net earnings (loss). Segment net earnings (loss) decreased $23 million to $(12) million for the three months ended June 30, 2004 from $11 million for the three months ended June 30, 2003. The decrease was primarily the result of our decision to discontinue certain products and distribution relationships that did not meet our target return thresholds and the result of our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues. Total revenues decreased $64 million, or 23%, to $218 million for the six months ended June 30, 2004 from $282 million for the six months ended June 30, 2003. The decrease was primarily due to lower premiums and policy fees attributable to our decision to discontinue certain products and distribution relationships that did not meet our target return thresholds and the result of our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004.

Total benefits and expenses. Total benefits and expenses decreased $14 million, or 5%, to $250 million for the six months ended June 30, 2004 from $264 million for the six months ended June 30, 2003. The decrease was primarily due to lower underwriting, acquisition and insurance expenses, net of deferrals, and amortization of deferred acquisition costs as the result of our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004, partially offset by an increase in certain benefits and expenses that were ceded to us from a purchaser of one of our discontinued operations, and an increase in amortization of deferred acquisition costs relating to the acceleration of amortization in our job loss insurance product due to increased lapse rates.

Provision (benefit) for income taxes. Provision for income taxes decreased $25 million to a benefit of $(18) million for the six months ended June 30, 2004 from an expense of $7 million for the six months ended June 30, 2003. The effective tax rate increased to 56.3% for the six months ended June 30, 2004 from 38.9% for the six months ended June 30, 2003. The increase in effective tax rate was primarily due to the impact of recurring benefits related to dividends received on a net pre-tax loss for the six-month period ended June 30, 2004 as compared to pre-tax income in 2003. The impact of this item was partially offset by the effect of a valuation allowance on foreign losses that was recorded for the six months ended June 30, 2003 and was unchanged for the six months ended June 30, 2004.

Segment net earnings (loss). Segment net earnings (loss) decreased $25 million to $(14) million for the six months ended June 30, 2004 from $11 million for the six months ended June 30, 2003. The decrease was primarily the result of our decision to discontinue certain products and distribution relationships that did not meet our target return thresholds, our corporate reorganization, which excluded the results of the Affinity segment after May 24, 2004 and increased expenses attributable to the reinsurance transaction.

Corporate and Other segment

The following table sets forth the historical and pro forma results of operations relating to our Corporate and Other segment. There were no pro forma adjustments to premiums or policy fees and other income because there are no premiums or policy fees and other income in the Corporate and Other segment that were ceded to UFLIC in connection with the reinsurance transactions. Pro forma net investment income is different from our historical net investment income primarily as a result of net investment income earned on excess surplus assets that were transferred from the Protection and Retirement Income and Investments segments to the Corporate and Other segment, offset in part by a decrease attributable to reduced net investment income related to the $1.836 billion capital contribution that we made to UFLIC. Pro forma revenues are different from our historical revenues primarily as a result of the adjustments to net investment income due to the transfer of assets from the Protection and Retirement Income and Investment segments as discussed above partially offset by the exclusion from our results of operations of net realized investment gains (losses) related to the long-term care insurance, structured settlement and variable annuity products we ceded to UFLIC in connection with the reinsurance transactions and net realized investment gains (losses) related to the Affinity segment. Pro forma benefits and expenses are different from our historical benefits and expenses primarily as a result of the interest expense attributable to our revised debt structure following the completion of the IPO, including the offerings of senior notes and commercial paper as described in note 9 to the interim unaudited financial statements.

	Historical				Pro forma
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$26	$26	$52	$50	$26	$26	$52	$50
Net investment income (loss)	57	3	90	(7)	53	10	88	9
Net realized gains (losses) on investment securities	8	(37)	24	(16)	6	(22)	21	(2)
Policy fees and other income	2	2	4	4	2	2	4	4

Total revenues	93	(6)	170	31	87	16	165	61

Benefits and expenses:
Benefits and other changes in policy reserves	10	12	19	21	9	12	18	21
Interest credited	—	—	—	—	—	—	—	—
Underwriting, acquisition and insurance expenses, net of deferrals	22	23	41	45	28	21	47	42
Amortization of deferred acquisition costs and intangibles	3	3	6	6	4	3	7	6
Interest expense	44	27	88	54	56	44	114	87

Total benefits and expenses	79	65	154	126	97	80	186	156

Earnings (losses) before income taxes	14	(71)	16	(95)	(10)	(64)	(21)	(95)

Provision (benefit) for income taxes	24	(25)	22	(45)	17	(23)	8	(48)

Segment net losses	$(10)	$(46)	$(6)	$(50)	$(27)	$(41)	$(29)	$(47)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premiums. Premiums were unchanged at $26 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

Net investment income. Net investment income increased $54 million to $57 million for the three months ended June 30, 2004 from $3 million for the three months ended June 30, 2003. The increase in net investment income was primarily due to income associated with higher levels of invested assets that were not allocated to the operating segments, including $11 million from partnership investments driven by improved equity market performance. In addition, net investment income for the three months ended June 30, 2004 included $16 million from two securitization entities that were consolidated in our financial statements on July 1, 2003 in connection with our adoption of FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN46”).

Net realized investment gains (losses). See the comparison of this line under “Historical Combined and Pro Forma Results of Operations.”

Policy fees and other income. Policy fees and other income was unchanged at $2 million for the three months ended June 30, 2004 compared to $2 million for the three months ended June 30, 2003.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased by $2 million to $10 million for the three months ended June 30, 2004 compared to $12 million for the three months ended June 30, 2003. This decrease was primarily attributable to favorable claims experience in our Bermuda reinsurer partially offset by an increase in benefits from our Mexico auto insurer.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, primarily consist of expenses of our Bermuda reinsurer, Mexico auto insurer and corporate expenses that are not allocated for segment reporting purposes. These corporate expenses include items such as class-action litigation settlements, advertising and marketing costs, severance and restructuring charges and other corporate-level expenses. Underwriting, acquisition and insurance expenses, net of deferrals decreased by $1 million to $22 million for the three months ended June 30, 2004 compared to $23 million for the three months ended June 30, 2003. Excluding a decrease in expense related to the removal of excluded businesses as part of our corporate reorganization, unallocated expenses increased $5 million primarily attributable to the issuance of certain equity awards.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles remained unchanged at $3 million for the three months ended June 30, 2004 compared to $3 million for the three months ended June 30, 2003.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $17 million, or 63%, to $44 million for the three months ended June 30, 2004 from $27 million for the three months ended June 30, 2003. This increase was primarily the result of $12 million of interest expense from two securitization entities that were consolidated in our financial statements on July 1, 2003 in connection with our adoption of FIN 46. Additionally interest expense increased $12 million due to higher average borrowings partially offset by a $7 million decrease resulting from lower average interest rates on outstanding borrowings.

Provision (benefit) for income taxes. Provision for income taxes increased $49 million to an expense of $24 million for the three months ended June 30, 2004 from a benefit of $(25) million for the three months ended June 30, 2003. The increased provision was primarily due to IPO-related transaction taxes, principally with respect to the transfer to Genworth of companies that were not subject to the election made under section 338 of the Internal Revenue Code, and the increase in earnings before income taxes. The components of tax expense for the Corporate and Other segment are not directly allocable to specific products or segments.

Segment net losses. Segment net losses decreased $36 million to $10 million for the three months ended June 30, 2004 from $46 million for the three months ended June 30, 2003. The decrease in net losses was primarily the result of higher income from equity securities and other investments, attributable to improved equity market performance, as well as an increase in invested assets attributable to a reallocation of capital from our Protection and Retirement Income and Investments segments to our Corporate and Other segment in preparation for our corporate reorganization and IPO. The decrease in net losses was also the result of lower realized investment losses in 2004 offset by a one-time tax charge of $22 million related to our IPO.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premiums. Premiums increased $2 million to $52 million for the six months ended June 30, 2004 compared to $50 million for the six months ended June 30, 2003. This increase was primarily the result of increased premiums from our Bermuda reinsurer.

Net investment income (loss). Net investment income (loss) increased $97 million to $90 million for the six months ended June 30, 2004 from $(7) million for the six months ended June 30, 2003. The increase in net investment income was primarily due to income associated with higher levels of assets that were not required to be allocated to the operating segments, including $18 million from partnership investments driven by improved equity market performance. In addition, net investment income for the three months ended June 30, 2004 included $33 million from two securitization entities that were consolidated in our financial statements on July 1, 2003 in connection with our adoption of FIN 46.

Net realized investment gains (losses). See the comparison of this line under “Historical Combined and Pro Forma Results of Operations.”

Policy fees and other income. Policy fees and other income was unchanged at $4 million for the six months ended June 30, 2004 compared to $4 million for the six months ended June 30, 2003.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves decreased by $2 million to $19 million for the six months ended June 30, 2004 compared to $21 million for the six months ended June 30, 2003. This decrease was primarily attributable to favorable claims experience in our Bermuda reinsurer partially offset by an increase in benefits from our Mexico auto insurer.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals declined by $4 million to $41 million for the six months ended June 30, 2004 compared to $45 million for the six months ended June 30, 2003. Excluding a decrease in expense related to the removal of excluded businesses as part of our corporate reorganization, unallocated expenses increased $2 million, primarily attributable to the issuance of certain equity awards.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles remained unchanged at $6 million for the six months ended June 30, 2004 compared to $6 million for the six months ended June 30, 2003.

Interest expense. Interest expense increased $34 million, or 63%, to $88 million for the six months ended June 30, 2004 from $54 million for the six months ended June 30, 2003. This increase was primarily the result of $24 million of interest expense associated with securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003 and a $18 million increase due to higher average borrowings partially offset by an $8 million decrease resulting from lower average interest rates on outstanding borrowings.

Provision (benefit) for income taxes. Provision for income taxes increased $67 million to an expense of $22 million for the six months ended June 30, 2004 from a benefit of $(45) million for the six months ended June 30, 2003. The increased provision was primarily due to IPO-related transaction taxes, principally with respect to the transfer to Genworth of companies that were not subject to the election made under section 338 of the Internal Revenue Code, and the increase in earnings before income taxes. The impact of these items was partially offset by an increase in tax benefits related to tax-exempt income. Components of tax expense for the Corporate and Other segment are not directly allocable to specific products or segments.

Segment net loss. Segment net loss decreased $44 million to $(6) million for the six months ended June 30, 2004 from $(50) million for the six months ended June 30, 2003. The decrease in net loss was primarily the result of higher income from equity securities and other investments attributable to improved equity market performance, as well as an increase in invested assets not required to be allocated to the operating segments. The decrease in net losses was also the result of lower realized investment losses in 2004 offset in part by a one-time tax charge related to the IPO transaction.

Liquidity and Capital Resources

In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and the $550 million Contingent Note. The Contingent Note is a non-interest-bearing note that matures on May 24, 2005 and will be repaid solely to the extent that statutory contingency reserves from our U.S. mortgage insurance business in excess of $150 million are released and paid to us as a dividend.

The release of the statutory reserves and payment of the dividend by our U.S. mortgage insurance business to us are subject to statutory limitations, regulatory approval and the absence of any impact on our financial ratings. If regulatory approval has been obtained by May 24, 2005, but our financial ratings have not been affirmed, the term of the Contingent Note will be extended for a period up to twelve months to obtain affirmation of our financial ratings. Any portion of the Contingent Note that is not repaid by May 24, 2005 or by the extended term, if applicable, will be canceled. We will record any portion of the Contingent Note that is canceled as a capital contribution. If our U.S. mortgage insurance business effects an accelerated release from its statutory contingency reserve and distributes such released funds to us, we intend to retain the first $150 million of those funds in a segregated account at our holding company to pay debt servicing expenses and dividends on our common stock. Of this amount, we expect that $50 million will be available for disbursement during 2005, and $100 million will be available for disbursement during 2006.

The liabilities we assumed from GEFAHI include the Yen Notes, which are ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI, ¥3 billion of which GEFAHI held and transferred to us in connection with our corporate reorganization. We have entered into arrangements to swap our obligations under the Yen Notes to a U.S. dollar obligation with a principal amount of $491 million and bearing interest at a rate of 4.84% per annum. We also entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE, estimated to have a present value of approximately $386 million.

We repaid the $2.4 billion note to GEFAHI with proceeds from the borrowings under a $2.4 billion short-term credit facility with a syndicate of banks concurrently with the completion of the IPO. The $2.4 billion borrowed under the short-term credit facility was repaid from the proceeds of a $1.9 billion offering of senior notes, which was completed on June 15, 2004, and the proceeds from the issuance of $500 million in commercial paper. The notes have aggregate principal amounts and maturities as follows: $500 million due 2007, $500 million due 2009, $600 million due 2014, and $300 million due 2034. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates are 3.5315% on the three-year notes, 4.478% on the five-year notes, 5.510% on the ten-year notes and 6.349% on the thirty-year notes. The commercial paper was issued under a $1 billion commercial paper program that we have established. We may issue additional commercial paper under this program from time to time.

We also entered into $2 billion of revolving credit facilities, including a $1 billion 364-day facility and a $1 billion five-year facility. The revolving credit facilities support our commercial paper program and provide us with liquidity to meet general funding requirements. However, our ability to borrow under these facilities and to issue commercial paper in excess of $500 million in the aggregate may be subject to GE’s right as the holder of the Class B Common Stock to approve our incurrence of debt in excess of $700 million outstanding at any one time (subject to certain exceptions).

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations, will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

Net cash provided from operating activities was $2,331 million and $2,105 million for the six months ended June 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of income annuities with life contingencies and long-term care insurance, as well as sales of structured settlements with life contingencies and term-life insurance. The increase in cash from operating activities for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 of $226 million was primarily the result of the timing of cash settlement for other assets and liabilities.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(2,191) million and $(1,841) million for the six months ended June 30, 2004 and 2003, respectively.

The decrease in net cash from investing activities for the six months ended June 30, 2004 compared to June 30, 2003, of $350 million was primarily the result of a decrease of $3.7 million in cash provided from the sale of fixed maturities and equity securities, partially offset by a decrease of $2.9 million in cash used in the purchase of fixed maturities and equity securities.

Net cash from financing activities was $(744) million and $(387) million for the six months ended June 30, 2004 and 2003, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, other capital transactions, as well as the issuance and redemptions and benefit payments on investment contracts. The $357 million decrease in cash from financing activities for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was primarily the result of dividends paid to our stockholder of $1,581 million, a reduction in our short-term borrowings and cash of $838 million as part of our corporate reorganization, offset by the issuance of long-term borrowings of $1,895 million, commercial paper borrowings of $500 million as discussed in Note 9 and the capital contributions of $1,893 million received from our majority stockholder.

As of June 30, 2004 we had approximately $3.0 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days but can be less than 30 days. GE Capital has agreed to guarantee our obligations under certain annually renewable funding agreements that were issued prior to November 18, 2003, and certain renewals with a final maturity on or before June 30, 2005. This guarantee covers our obligation to contractholders and requires us to reimburse GE Capital for any such payments made to contractholders under the guarantee. As of June 30, 2004, the aggregate amount outstanding of funding agreements guaranteed by GE Capital was approximately $2.8 billion. As of June 30, 2004, our funding agreements with put option notice periods of 90 days were $1.6 billion, those with put option notice periods of 30 days were $200 million and those with put option notice of seven days were $100 million.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2004, our total cash and invested assets was $62.0 billion. Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests, real estate and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 34% of the carrying value of our total cash and invested assets as of June 30, 2004.

Total assets were $98.9 billion as of June 30, 2004, compared to $103.4 billion as of December 31, 2003. The decrease was primarily attributable to $2.1 billion of assets that were not transferred to us in connection with our corporate reorganization and a $2.4 billion net decrease in unrealized gains on our investment securities. Total liabilities were $87.8 billion as of June 30, 2004, compared to $87.6 billion as of December 31, 2003. The increase was primarily due to growth in contract holder liabilities and reserves as well as the issuance of $600 million of our Equity Units, $100 million of our mandatorily redeemable Series A Preferred Stock, and the $550 million Contingent Note, partially offset by the tax impact of our corporate reorganization and other liabilities that were not transferred to us in connection with our corporate reorganization.

Impairments of Investment Securities

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance and risk teams as well as the portfolio management and research capabilities of GEAM. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of June 30, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $45 million.

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value. Fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The carrying value of infrequently traded securities as of June 30, 2004 was $11 billion.

For the three months ended June 30, 2004 and 2003, we recognized impairment losses of $4 million and $83 million, respectively. For the six months ended June 30, 2004 and 2003, we recognized impairments of $9 million and $161 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. For the three and six months ended June 30, 2004, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $18 million and $23 million, respectively. The aggregate fair value of securities sold at a loss during the three and six months ended June 30, 2004 were respectively $496 million and $639 million, which was approximately 96% and 97% of book value.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2004:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% underwater	# of securities
Fixed maturities:
U.S. government and agencies	$373	$364	$(9)	—	27
State and municipal	1,635	1,604	(31)	—	323
Government - non U.S.	784	765	(19)	2.4%	107
U.S. corporate (including public utilities)	8,557	8,235	(322)	3.8%	776
Corporate - non U.S.	3,081	2,985	(96)	3.1%	384
Asset Backed	808	797	(11)	1.4%	87
Mortgage Backed	4,150	4,021	(129)	3.1%	368

Subtotal, fixed maturities	19,388	18,771	(617)	3.2%	2,072
Equities securities	11	10	(1)	9.1%	23

Total temporarily impaired securities	$19,399	$18,781	$(618)	3.2%	2,095

% Underwater - fixed maturities:
<20% Underwater	$19,308	$18,710	$(598)	3.1%	2,049
20-50% Underwater	80	61	(19)	23.8%	18
>50% Underwater	—	—	—	0%	5

Total fixed securities	$19,388	$18,771	$(617)	3.2%	2,072

% Underwater - equity securities:
<20% Underwater	$11	$10	$(1)	9.1%	12
20-50% Underwater	—	—	—	—	1
>50% Underwater	—	—	—	—	10

Total equity securities	11	10	(1)	9.1%	23

Total temporarily impaired securities	$19,399	$18,781	$(618)	3.2%	2,095

Investment grade	$18,619	$18,046	$(573)	3.1%	1,863
Below investment grade	724	680	(44)	6.1%	205
Not Rated - Fixed maturities	45	45	—	—	4
Not Rated - Equities	11	10	(1)	9.1%	23

Total temporarily impaired securities	$19,399	$18,781	$(618)	3.2%	2,095

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% underwater	# of securities
Fixed maturities:
U.S. government and agencies	$9	$9	$—	—	1
State and municipal	5	5	—	—	2
Government - non U.S.	19	18	(1)	5.3%	6
U.S. corporate	1,311	1,172	(139)	10.6%	153
Corporate - non U.S.	291	275	(16)	5.5%	48
Asset Backed	50	50	—	—	4
Mortgage Backed	237	221	(16)	6.8%	58

Subtotal, fixed maturities	1,922	1,750	(172)	8.9%	272
Equities securities	20	17	(3)	15.0%	19

Total temporarily impaired securities	$1,942	$1,767	$(175)	9.0%	291

% Underwater - fixed maturities:
<20% Underwater	$1,702	$1,595	$(107)	6.3%	217
20-50% Underwater	199	147	(52)	26.1%	33
>50% Underwater	21	8	(13)	60.2%	22

Total fixed maturities	$1,922	$1,750	$(172)	8.9%	272

% Underwater - equity securities:
<20% Underwater	$7	$7	$—	2.5%	6
20-50% Underwater	13	10	(3)	—	13
>50% Underwater	—	—	—	—	—

Total equity maturities	20	17	(3)	16.0%	19

Total temporarily impaired securities	$1,942	$1,767	$(175)	9.0%	291

Investment grade	$1,499	$1,395	$(104)	6.9%	182
Below investment grade	423	355	(68)	16.1%	90
Not Rated - Fixed maturities	—	—	—	—	—
Not Rated - Equities	20	17	(3)	15.0%	19

Total temporarily impaired securities	$1,942	$1,767	$(175)	9.0%	291

The investment securities in an unrealized loss position for less than twelve months account for $618 million, or 78%, of our total unrealized losses. Of the securities in this category, there were three securities with an unrealized loss in excess of $5 million. These three securities had aggregate unrealized losses of $19 million. The amount of the unrealized loss on these securities is driven primarily by the relative size of the holdings, the par values of which range from $31 million to $41 million, and by the maturities. Two of the three securities have approximate maturities of 25 and 39 years while the other one has an approximate maturity of 6 years and is performing as expected.

The investment securities in an unrealized loss position for twelve months or more account for $175 million, or 22%, of our total unrealized losses. There are 126 fixed-maturity securities in four industry groups that account for $113 million, or 65%, of the unrealized losses in this category.

Forty-eight of these 126 securities are in the finance and insurance sector. Within this sector, no single issue has unrealized losses greater than $5 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended June 30, 2004.

Thirty-eight of these 126 securities are in the transportation sector and are related to the airline industry. One hundred percent of our airline securities are collateralized by commercial aircraft associated with seven domestic airlines. The collateral underlying these securities consists of commercial jet aircraft. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. In accordance with our impairment policy described above, we have recognized no impairments in 2004 and $6 million and $9 million in other-than-temporary impairments for the three and six months ended June 30, 2003, respectively, associated with the airline industry due to either bankruptcies or restructurings. These holdings were written down to estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft. As of June 30, 2004, we expect to collect full principal and interest in accordance with the contractual terms of the instruments of our remaining holdings in airline securities. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

Thirteen of these 126 securities are in the industrial sector and are primarily in the chemical and paper and timber products industries. Within this sector, there are two issuers, comprising six of the thirteen securities, which represent $12 million of the unrealized losses in this sector. These two issuers, one of which is in the chemical industry and one of which is in the timber products industry, are current on all terms, show improving trends with regards to liquidity and security price and are not considered at risk of impairment. Our other holdings issued by the chemical company are in unrealized gain positions. Our other holdings issued by the timber products company are collateralized by assets, which provide greater than 100% coverage of the outstanding obligations based on the most recent valuations performed. Each of the other securities in this sector has unrealized losses of less than $5 million.

Twenty-seven of these 126 securities are in the consumer sector. Within the consumer sector, there are five issuers, comprising nine of the 27 securities, which represents $19 million of the unrealized losses in this sector. One of the five issuers, a national retail chain, has unrealized losses of $7 million and is current on all terms, shows improving trends with regard to liquidity and security price, and is not considered at risk of impairment. Other holdings issued by this company are in an unrealized gain position. Of the remaining four issuers, none has unrealized losses greater than $5 million.

In the remaining industry sectors, no single issuer of fixed-maturity securities has an unrealized loss greater than $5 million.

The equity securities in an unrealized loss position for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single security had an unrealized loss greater than $3 million as of June 30, 2004.

Off-balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

We have not used securitization transactions to provide us with additional liquidity, and we do not anticipate using securitization transactions for that purpose in the future. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of June 30, 2004 and December 31, 2003 were $1.6 billion and $1.6 billion, respectively.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with GEAM and with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of June 30, 2004, we provided limited recourse for a maximum of $119 million of credit losses. To date we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

GE Capital, our indirect parent and continuing majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third party. Because these securitization entities lost their qualifying status, we were required to include $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our Combined Statement of Financial Position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Combined Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities.

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $36 million of revenue, $2 million of general expenses and $27 million of interest expense associated with these newly consolidated entities in our historical combined financial statements for the period from July 1 to December 31, 2003. For the six months ended June 30, 2004, we included $33 million of revenue, $2 million of general expenses and $24 million of interest expense associated with these entities in our historical combined financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Combined Statement of Financial Position, which are part of our Corporate and Other segment as of June 30, 2004 and December 31, 2003:

(Dollar amounts in millions)	June 30, 2004	December 31, 2003
Assets:
Restricted investments held by securitization entities	$956	$1,069
Other assets	30	65

Total(1)	$986	$1,134

Liabilities:
Borrowings related to securitization entities	$937	$1,018
Other liabilities	16	59

Total	$953	$1,077

(1)	Includes $43 million and $51 million of retained interests in securitized assets as of June 30, 2004 and December 31, 2003, respectively, that are consolidated.

New Accounting Standards

Currently effective

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we adopted on January 1, 2004. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements and classification and valuation of long-duration contract liabilities. Prior to adopting SOP 03-1 we held reserves for the higher-tier annuitization benefit on two-tiered annuities. To record these reserves in accordance with SOP 03-1, we released $10 million, or 7%, of our two-tiered annuity reserves and $3 million of guaranteed minimum death benefit reserves. After giving effect to the impact of additional amortization of deferred acquisition costs related to these reserve releases, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes, which is not reflected in net earnings from continuing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of June 30, 2004, and December 31, 2003, was $60.6 billion and $78.7 billion, respectively, of which 79% and 83%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

The primary market risk for our long-term borrowings and Equity Units is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

We are exposed to equity risk on our holdings of common stocks and other equities. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the three months ended June 30, 2004 and 2003, 26% and 24%, respectively, of our net earnings from continuing operations were generated by our international operations.

We use derivative financial instruments, such as interest rate and currency swaps, currency forwards and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate interest rate and currency risk by:

•	Reducing the risk between the timing of the receipt of cash and its investment in the market;

•	Matching the currency of invested assets with the liabilities they support;

•	Converting the asset duration to match the duration of the liabilities; and

•	Protecting against the early termination of an asset or liability.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Sensitivity analysis

Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the Securities and Exchange Commission, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, currency exchange rates and equity market prices.

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would decrease the market value of our fixed income securities portfolio by approximately $3.0 billion, based on our securities positions as of June 30, 2004.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our combined currency exposure as of June 30, 2004, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of June 30, 2004, that such a decrease would have an insignificant effect on our net earnings from continuing operations for the year ended December 31, 2004.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $23 million, based on our equity positions as of June 30, 2004. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

Counterparty credit risk

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below Moody’s “A3” or S&P’s “A-.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy allows for derivative transactions with lower rated counterparties (Moody’s “Aa3” and S&P’s “AA-”) if the agreements governing such transactions require both parties to provide collateral supporting exposures above the unsecured credit limit. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1” and the credit limit for these transactions is $150 million per counterparty.

The following table sets forth an analysis of our counterparty credit risk exposures as of the dates indicated:

	June 30, 2004	December 31,
Moody’s Rating		2003	2002
Aaa	82%	95%	91%
Aa	18%	5%	9%

	100%	100%	100%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payment and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary duties to customers. In our investment-related operations, we are or may become subject to litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, state insurance regulatory authorities and other authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance, investment and other laws and regulations.

Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, an adverse outcome in certain matters in addition to those described below could have a material adverse effect on our financial condition or results of operations.

One of our insurance subsidiaries is named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court as a class action on behalf of all persons who purchased certain universal life insurance policies from that subsidiary and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. No class has been certified. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class action basis with respect to the insurance subsidiary named in the lawsuit. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The settlement documents have been finalized and submitted to the court for approval. The court has preliminarily approved the settlement and will hold a final fairness hearing on August 12, 2004 to determine whether to give final approval to the settlement. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. In addition, class members may elect to exclude themselves from the class action settlement. We were recently named as a defendant in one lawsuit brought by three such individuals. However, we cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the one pending case, on our financial condition, results of operations or reputation.

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the FCRA requires an “adverse action” notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the

Court deems proper.” Similar cases are pending against six other mortgage insurers. We intend to vigorously defend against these actions, but we cannot predict their outcome.

We agreed to an injunction as part of a September 2002 settlement of a putative class action, Douglas v. General Electric Mortgage Insurance Corporation, dba General Electric Capital Mortgage Insurance, and General Electric Mortgage Insurance Corporation of North Carolina, dba General Electric Capital Mortgage Insurance, alleging that we violated RESPA by providing items of value to induce lenders to refer mortgage insurance business to it. The complaint was filed on December 15, 2000, in the United States District Court for the Southern District of Georgia. Pursuant to the settlement, we paid $9 million in damages and other costs of settlement. The injunction, which expired on December 31, 2003, provides that so long as certain products and services challenged in the lawsuit, including contract underwriting, captive reinsurance arrangements and certain other products and services, meet the minimum requirements for risk transfer and cost recovery specified in the injunction, they will be deemed to be in compliance with RESPA, thus barring lawsuits by class members for any mortgage insurance-related claim in connection with any loan transaction closed on or before December 31, 2003. The class members gave a general release to our mortgage insurance subsidiary, lenders and the GSEs for all claims on insurance commitments issued December 17, 1997 through December 31, 2003, including claims under RESPA and related state law claims. In accordance with the terms of the injunction, we provide contract underwriting services pursuant to written agreements with lenders at fees that cover our marginal costs of providing these services.

It is not clear whether the expiration of the injunction will lead to new litigation under RESPA and related state law against mortgage insurers, including us. Any future claims made against us could allege either that we violated the terms of the injunction or that our pricing structures and business practices violate RESPA after the expiration of the injunction. We cannot predict whether any change in our pricing structure or business practices, whether in response to any changes by our competitors in their pricing structure or business practices or otherwise, or whether any services we or they may provide to mortgage lenders, could be found to violate RESPA or any future injunction that might be issued.

One of our subsidiaries is involved in an arbitration regarding our delegated underwriting practices. A mortgage lender that underwrote loan applications for mortgage insurance under our delegated underwriting program commenced the arbitration against us in 2003 after we rescinded policy coverage for a number of mortgage loans underwritten by that lender. We rescinded coverage because we believe those loans were not underwritten in compliance with applicable program standards and underwriting guidelines. However, the lender claims that we improperly rescinded coverage. We believe our maximum exposure in the arbitration, based upon the risk in force on the rescinded coverage on loans that are delinquent, is approximately $20 million. However, this exposure may increase in the event additional rescinded policies are included in the arbitration. The arbitration currently is in the discovery phase. We believe we had valid reasons to rescind coverage on the disputed loans and therefore believe we have meritorious defenses in the arbitration. We intend to contest vigorously all the claims in this arbitration.

One of our insurance subsidiaries is a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. All five cases, Monger v. Allen, Maynard and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, et al. (filed June 25, 2004), are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Monger alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleges breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices and negligent supervision. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in all five actions is approximately $2.5 million. The plaintiff in Monger seeks damages of $1.2 million, the plaintiff in Warfel seeks damages of $1.4 million, the plaintiff in Hanrick seeks damages of $650,000, and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. In October, 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. Although we cannot determine the ultimate outcome of these suits, we do not believe they will have a material effect on our financial condition or results of operations. However, we cannot determine whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Richard P. McKenney

b.	Reports on Form 8-K

A Form 8-K was filed on June 7, 2004, under Items 5 and 7, reporting the completion of our IPO on May 28, 2004, and attaching as exhibits executed versions of agreements entered into in connection with our IPO and separation from GE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: July 30, 2004

	By:	/S/ Richard P. McKenney
Richard P. McKenney
Senior Vice President-Chief Financial Officer Duly Authorized Officer and Principal Financial Officer