Form 10-Q
period 2004-09-30
GENWORTH FINANCIAL INC
filed 2004-10-29
CIK 1276520

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At October 27, 2004, 146,484,616 shares of Class A Common Stock, par value $0.001 per share, and 343,088,145 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genworth Financial, Inc.

Combined Statements of Earnings

(Dollar amounts in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Premiums	$1,523	$1,664	$4,953	$4,941
Net investment income	785	1,033	2,823	3,020
Net realized investment gains (losses)	3	(13)	27	(29)
Policy fees and other income	159	232	612	685

Total revenues	2,470	2,916	8,415	8,617

Benefits and expenses:
Benefits and other changes in policy reserves	1,034	1,345	3,675	3,806
Interest credited	328	407	1,088	1,222
Underwriting, acquisition, and insurance expenses, net of deferrals	399	525	1,383	1,489
Amortization of deferred acquisition costs and intangibles	242	276	892	935
Interest expense	60	40	154	94

Total benefits and expenses	2,063	2,593	7,192	7,546

Earnings from continuing operations before income taxes and accounting changes	407	323	1,223	1,071
Provision for income taxes	136	93	424	322

Net earnings from continuing operations before accounting changes	271	230	799	749
Net earnings from discontinued operations, net of taxes	—	10	—	186
Gain (loss) on sale of discontinued operations, net of taxes	—	(67)	7	(67)

Net earnings before accounting changes	271	173	806	868
Cumulative effect of accounting changes, net of taxes	—	—	5	—

Net earnings	$271	$173	$811	$868

Earnings per share
Basic	$0.55	$0.35	$1.66	$1.77

Diluted	$0.55	$0.35	$1.65	$1.77

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Combined Statements of Financial Position

(Dollar amounts in millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$50,829	$65,485
Equity securities available-for-sale, at fair value	360	600
Mortgage and other loans, net of valuation allowance of $50 and $50	5,877	6,114
Policy loans	1,215	1,105
Short-term investments	1,269	531
Restricted investments held by securitization entities	925	1,069
Other invested assets	4,299	3,789

Total investments	64,774	78,693
Cash and cash equivalents	1,398	1,982
Accrued investment income	735	970
Deferred acquisition costs	4,867	5,788
Intangible assets	793	1,346
Goodwill	1,456	1,728
Reinsurance recoverable	18,475	2,334
Other assets ($47 and $65 restricted in securitization entities)	1,298	2,346
Separate account assets	8,278	8,244

Total assets	$102,074	$103,431

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$60,716	$59,257
Liability for policy and contract claims	3,251	3,207
Unearned premiums	3,306	3,616
Other policyholder liabilities	717	465
Other liabilities ($29 and $59 restricted in securitization entities)	8,307	7,051
Non-recourse funding obligations	600	600
Short-term borrowings	499	2,239
Long-term borrowings	2,415	529
Senior notes underlying equity units	600	—
Preferred stock	100	—
Deferred tax liability	196	1,405
Borrowings related to securitization entities	903	1,018
Separate account liabilities	8,278	8,244

Total liabilities	89,888	87,631

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value;
1.5 billion shares authorized; 146.5 million shares issued and outstanding	—	—
Class B Common Stock, $0.001 par value;
700 million shares authorized; 343.1 million shares issued and outstanding	—	—
Paid-in capital	10,609	8,377
Accumulated nonowner changes in stockholders’ interest:
Net unrealized investment gains	923	1,518
Derivatives qualifying as hedges	168	(5)
Foreign currency translation adjustments	155	159

Accumulated nonowner changes in stockholders’ interest	1,246	1,672
Retained earnings	331	5,751

Total stockholders’ interest	12,186	15,800

Total liabilities and stockholders’ interest	$102,074	$103,431

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Combined Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$811	$868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of investment discounts and premiums	55	22
Net realized investment (gains) losses	(27)	29
Charges assessed to policyholders	(218)	(215)
Acquisition costs deferred	(757)	(1,304)
Amortization of deferred acquisition costs and intangibles	892	935
Deferred income taxes	(1,203)	13
Corporate overhead allocation	15	24
Cumulative effect of accounting changes, net of taxes	(5)	—
Net earnings from discontinued operations	—	(186)
Net (gain) loss from sale of discontinued operations	(7)	67
Change in certain assets and liabilities:
Accrued investment income and other assets, net	714	62
Insurance reserves	2,262	2,186
Other liabilities and other policy-related balances	960	1,873
Tax liabilities	939	(179)

Net cash from operating activities	4,431	4,195

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	4,550	4,801
Mortgage, policy and other loans	668	1,528
Other invested assets	11	34
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	3,483	16,033
Other invested assets	179	102
Purchases and originations of investments:
Fixed maturities and equity securities	(11,321)	(23,230)
Mortgage, policy and other loans	(991)	(1,896)
Other invested assets	(196)	(174)
Dividends received from discontinued operations	—	495
Payments for businesses purchased, net of cash acquired	(9)	44
Proceeds from the sale of discontinued operations	10	1,631
Short-term investment activity, net	(646)	(1,982)

Net cash from investing activities	(4,262)	(2,614)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	4,834	6,030
Redemption and benefit payments on investment contracts	(5,081)	(6,225)
Payments on short-term borrowings, net	(2,400)	(175)
Proceeds from long-term borrowings	1,895	—
Net commercial paper borrowings	500	12
Cash transferred as part of our corporate reorganization	(838)	—
Proceeds from issuance of non-recourse funding obligations	—	300
Dividend paid to stockholder	(1,581)	(5)
Capital contribution received from stockholder	1,894	56

Net cash from financing activities	(777)	(7)

Effect of exchange rate changes on cash and cash equivalents	24	7

Net change in cash and cash equivalents	(584)	1,581
Cash and cash equivalents at beginning of period	1,982	1,569

Cash and cash equivalents at end of period	$1,398	$3,150

See Notes to Combined Financial Statements

In connection with our corporate reorganization on May 24, 2004, we completed several non-cash transactions with our parent. These transactions included the transfer of the assets and liabilities of entities that did not remain with Genworth, as well as non-cash consideration paid to our then-sole stockholder through the issuance of debt and other liabilities. The following table details these transactions as well as other non-cash items:

Supplemental schedule of non-cash investing and financing activities

(Dollar amounts in millions)	Nine months ended September 30, 2004
(Unaudited)
Excluded Net Assets:
Assets (net of cash of $838) excluded in our corporate reorganization	$21,896
Liabilities excluded in corporate reorganization	(20,965)

Net assets transferred to majority stockholder in connection with corporate reorganization	$931

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$600
Issuance of Series A preferred stock	100
Issuance of contingent note	550
Issuance of intercompany note	2,400

Total other non-cash transactions in connection with our corporate reorganization	$3,650

Non-cash transactions subsequent to our corporate reorganization
Stock-based compensation	$18
Dividends declared not yet paid	32

Total non-cash transactions subsequent to our corporate reorganization	$50

See Notes to Combined Financial Statements

Genworth Financial, Inc.

Notes to Combined Financial Statements

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004. Prior to its initial public offering (“IPO”), Genworth was a wholly-owned subsidiary of GE Financial Assurance Holdings, Inc. (“GEFAHI”). GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. GEFAHI is a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. Prior to the completion of the IPO, Genworth acquired substantially all of the assets and liabilities of GEFAHI. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses include international mortgage insurance, payment protection insurance based in Europe, a Bermuda reinsurer, and mortgage contract underwriting. In consideration for the assets and liabilities Genworth acquired in connection with our corporate reorganization, Genworth issued to GEFAHI 489.5 million shares of its Class B Common Stock, $600 million of its Equity Units, $100 million of its Series A cumulative preferred stock (“Series A Preferred Stock”), which is mandatorily redeemable, a $2.4 billion short-term note, and a $550 million contingent non-interest-bearing note. The liabilities Genworth assumed included ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI. The transactions above, which were accounted for at book value as a transfer between entities under common control, are referred to as our corporate reorganization. Shares of Class B Common Stock convert automatically into shares of Class A Common Stock when they are held by any person other than GE or an affiliate of GE or when GE no longer beneficially owns at least 10% of our outstanding common stock. As a result, all of the 146.4 million shares of common stock offered in Genworth’s initial public offering consisted of Class A Common Stock (including shares sold pursuant to the underwriters’ exercise of their over-allotment option).

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

Basic and diluted earnings per share are calculated by dividing net earnings for the three and nine months ended September 30, 2004 by 489.6 million and 489.5 million weighted average basic shares outstanding and by

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(1) Formation of Genworth and Basis of Presentation (Continued)

490.4 million and 490.4 million weighted average diluted shares outstanding, respectively. For the three and nine months ended September 30, 2003 weighted average basic and diluted shares outstanding were 489.5 million. Shares outstanding used in our calculation of diluted earnings per share increased due to additional shares of Class A Common Stock issuable under stock options and restricted stock units and were calculated based on the treasury stock method.

	Three Months Ended September 30,
	2004	2003
Basic and diluted earnings per share:
Net earnings from continuing operations	$0.55	$0.47
Net earnings from discontinued operations	—	0.02
Loss on sale of discontinued operations	—	(0.14)

Basic and diluted earnings per share	$0.55	$0.35

	Nine Months Ended September 30,
	2004	2003
Basic earnings per share:
Net earnings from continuing operations	$1.63	$1.53
Net earnings from discontinued operations	—	0.38
Gain (loss) on sale of discontinued operations	0.01	(0.14)
Cumulative effect of accounting change	0.01	—

Basic earnings per share	$1.66	$1.77

	Nine Months Ended September 30,
	2004	2003
Diluted earnings per share:
Net earnings from continuing operations	$1.63	$1.53
Net earnings from discontinued operations	—	0.38
Gain (loss) on sale of discontinued operations	0.01	(0.14)
Cumulative effect of accounting change	0.01	—

Diluted earnings per share	$1.65	$1.77

The accompanying combined financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These combined financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these combined quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The combined financial statements included herein should be read in conjunction with the audited combined financial statements and related notes for the fiscal year ended December 31, 2003, contained in the registration statement on Form S-1 used in connection with our senior notes offering (SEC File Number 333-116069) completed on June 15, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(2) Recent Accounting Pronouncements

On January 1, 2004 we adopted American Institute of Certified Public Accountants Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. Prior to adopting SOP 03-1 we held reserves for the higher-tier annuitization benefit on two-tiered annuities. To record these reserves in accordance with SOP 03-1, we released $10 million, or 7%, of our two-tiered annuity reserves. After giving effect to the impact of additional amortization of deferred acquisition costs related to these reserve releases, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes.

A two-tiered annuity has two crediting rates applied to the account value. A lower rate is used to calculate the account value if the contractholder elects to surrender (the “lower tier”). A higher rate is used to calculate contractholder account value for annuitization or death (the “upper tier”). As of January 1, 2004, account values calculated using the crediting rates for the lower tier and the upper tier were $121 million and $143 million, respectively. Prior to adopting SOP 03-1, we held reserves for two-tiered annuities of $138 million as of December 31, 2003, which assumed that all policyholders moved from the lower tier to the upper tier ratably over the accumulation phase. Because we no longer sell these products and due to the aging of our in-force block, our carried reserve was closer to the upper tier account value. SOP 03-1 requires that during the accumulation phase we hold the lower-tier account value plus an additional liability, $7 million as of January 1, 2004 and $6 million as of September 30, 2004, for the estimated annuitization benefit in excess of the accrued account balance based on our actual experience, which includes annual assumptions of 10% for annuitization and 4.5% for surrenders.

As described in Note 8, in connection with our corporate reorganization, we reinsured our in-force variable annuity contracts, excluding the GE Retirement Answer (“GERA™”) product and a small block of contracts in run-off, to an affiliate, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account, subject to third-party reinsurance transactions in the ordinary course of business. The reinsurance transactions for the separate account of the variable annuity is structured as modified coinsurance. As such, the separate account assets remain with us, and essentially all of our separate account assets and liabilities relate to variable annuity contracts. Excluding this reinsured block, the separate account liabilities include both variable annuity and variable life insurance contracts. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. Our variable contracts also include fixed accounts, which are accounted for and recognized as general account assets and liabilities. Essentially all of our separate account guarantees are death benefits.

Our variable annuity contracts provide for a guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts, with appropriate adjustment for amounts withdrawn from the policy, if any: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract, (c) the highest contract value on a specified anniversary date (“ratchet”), (d) premium accumulated at a stated interest rate (“roll-up”), or (e) the higher of the ratchet and roll-up. In addition, we offer an Earnings Protection Rider (“EPR”), which pays a death benefit up to 40% of the gain in the contract. GERA™, a variable deferred annuity and two variable annuity riders, the Guaranteed Income Advantage and Principal Protection Advantage, also provides for a GMDB.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(2) Recent Accounting Pronouncements (Continued)

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, which includes both separate account and fixed account assets, was approximately $203 million and $829 million at January 1 and September 30, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0 million and $6 million, respectively. The death benefit exposure for the EPR was $0 million at January 1 and September 30, 2004.

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at September 30, 2004:

(Dollar amounts in millions)	Account Value	Net Amount at Risk (a)
Return of premium	$473	$1
Ratchet	139	1
Roll-up	126	2
Ratchet and roll-up	91	2

Total	$829	$6

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died on September 30, 2004.

The average attained age of our variable annuity contractholders with GMDBs, weighted by net amount at risk, was 63 years of age as of September 30, 2004.

The liability for our GMDBs and EPR on variable annuity contracts, net of reinsurance, was $0 million at September 30, 2004. Incurred GMDB and EPR, net of reinsurance, was $0 million for the nine months ended September 30, 2004.

Our GMDB and EPR liability is determined by estimating the expected value of death benefits in excess of the projected account value (or death benefit up to 40% of the gain in the contract for EPR) and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefits and other changes in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions were used to determine the variable annuity GMDB and EPR liability at September 30, 2004: data used was 1,000 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 8.9% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

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

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(2) Recent Accounting Pronouncements (Continued)

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the combined statement of earnings. There were no gains or losses on transfers of assets from the general account to the separate account.

We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. At September 30, 2004 the unamortized sales inducements to contractholders balance was $9 million. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the three and nine months ended September 30, 2004, we deferred new sales inducements to contractholders of $3 million and $9 million, respectively, and we amortized sales inducements to contractholders of $0 million and $0 million, respectively.

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

On August 29, 2003, we completed the sale of our Japan/Auto businesses to American International Group, Inc. (“AIG”) for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends of $0.5 billion. The sale resulted in a loss of $74 million (net of taxes of $158 million). Summary operating results of discontinued operations for the three and nine months ended September 30, 2003, are as follows:

(Dollar amounts in millions)	Three Months Ended September 30, 2003
Revenues	$449

Earnings before income taxes	$(4)
Provision (benefit) for income taxes	(14)

Net earnings from discontinued operations	$10

Nine Months Ended September 30, 2003
Revenues	$1,985

Earnings before income taxes	$284
Provision (benefit) for income taxes	98

Net earnings from discontinued operations	$186

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(3) Acquisition and Discontinued Operations (Continued)

As a result of a settlement related to the sale of our Japan/Auto businesses, we recognized a gain of $7 million, net of taxes, during the first quarter of 2004.

In May 2003, we acquired Spread Eagle Insurance Company Limited, renamed GE Mortgage Insurance (Guernsey) Limited, for approximately $54 million, including identifiable intangible assets of approximately $20 million.

(4) Nonowner Changes in Stockholders’ Interest

A summary of changes in stockholders’ interest that did not result directly from transactions with our stockholders is as follows:

(Dollar amounts in millions)	Three Months Ended September 30,
	2004	2003
Net earnings	$271	$173
Unrealized gains (losses) on investment securities	757	(2,634)
Derivatives qualifying as hedges	84	308
Foreign currency translation adjustments	19	(56)

Total	$1,131	$(2,209)

	Nine Months Ended September 30,
	2004	2003
Net earnings	$811	$868
Unrealized gains (losses) on investment securities	(595)	(43)
Derivatives qualifying as hedges	173	32
Foreign currency translation adjustments	(4)	324

Total	$385	$1,181

(5) Investments

As of September 30, 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available for sale, excluding unrealized losses of $13 million relating to restricted investments held by securitization entities, were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$550	$20	$1	$569
State and municipal	3,128	140	1	3,267
Government – non U.S.	1,417	43	7	1,453
U.S. corporate	20,454	973	174	21,253
Corporate – non U.S.	6,359	217	26	6,550
Public utilities	6,055	356	24	6,387
Mortgage and asset-backed	11,173	213	36	11,350

Total fixed maturities	49,136	1,962	269	50,829
Equity securities	303	60	3	360

Total available-for-sale securities	$49,439	$2,022	$272	$51,189

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(5) Investments (Continued)

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

(6) Intangible Assets

The following table presents the intangible assets as of September 30, 2004, and December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits (“PVFP”)	$2,368	$(1,671)	$2,744	$(1,593)
Capitalized software	239	(163)	235	(141)
Deferred sales inducements to contractholders	9	—	—	—
Other	301	(290)	372	(271)

Total	$2,917	$(2,124)	$3,351	$(2,005)

Amortization expense related to intangible assets for the three and nine months ended September 30, 2004 was $33 million and $122 million, respectively. Intangible assets with a gross carrying amount of $542 million and accumulated amortization of $34 million were transferred in connection with our corporate reorganization and the reinsurance transactions as described in Note 8.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(6) Intangible Assets (Continued)

The following table presents the activity in PVFP for the nine months ended September 30, 2004 and the year ended December 31, 2003.

(Dollar amounts in millions)	September 30, 2004	December 31, 2003
Unamortized beginning balance	$1,254	$1,349
Amounts transferred in connection with our corporate reorganization	(375)	—
Acquisitions	—	16
Impact of foreign currency translation	1	1
Interest accreted at 6.1% and 6.0%	47	78
Amortization	(128)	(190)

Unamortized ending balance	799	1,254
Cumulative effect of net unrealized investment gains	(102)	(103)

Ending balance	$697	$1,151

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

(7) Deferred Acquisition Costs

The following table presents the activity in deferred acquisition costs for the nine months ended September 30, 2004, and the year ended December 31, 2003.

(Dollar amounts in millions)	September 30, 2004	December 31, 2003
Unamortized beginning balance	$6,073	$5,386
Amounts transferred in connection with our corporate reorganization	(1,004)	—
Impact of foreign currency translation	25	111
Cost deferred	757	1,758
Amortization	(770)	(1,182)

Unamortized ending balance	5,081	6,073
Accumulated effect of net unrealized investment gains	(214)	(285)

Ending balance	$4,867	$5,788

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

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

In the Reinsurance Transactions, we ceded to UFLIC the following blocks of business:

•	All of our liabilities under the in-force structured settlement annuities reflected as policyholder reserves on December 31, 2003, or reinsured by us under reinsurance agreements in effect prior to January 1, 2004. This block of business had aggregate reserves of $12.0 billion as of each of September 30, 2004 and December 31, 2003.

•	All of our liabilities under the in-force variable annuity contracts reflected as policyholder reserves on December 31, 2003, other than our GERA™ product and a limited number of variable annuity products that we no longer offer. UFLIC also assumed any benefit or expense resulting from third party reinsurance that we have on this block of business. This block of business had aggregate general account reserves of $2.7 billion and $2.8 billion as of September 30, 2004 and December 31, 2003, respectively.

•	All of our liabilities under the in-force long-term care insurance policies issued by Travelers prior to January 1, 2004 and reinsured by us. This block of business had aggregate reserves of $1.6 billion and $1.5 billion as of September 30, 2004 and December 31, 2003, respectively.

We transferred to UFLIC invested assets (including interest thereon) with a statutory book value equal to the amount by which the reinsurance premium exceeded the ceding commission, together with an amount equal to the cash flows on such invested assets between January 1, 2004 and the date of transfer of such invested assets. As of December 31, 2003, the fair value of the transferred invested assets would have been $16.0 billion, excluding separate account assets relating to variable annuities that were reinsured with UFLIC. As part of these reinsurance transactions, we retained separate account assets of $7.4 billion as of September 30, 2004, attributable to the separate account portion of the variable annuity business. We will make payments with respect to that portion of the variable annuity business directly from these separate account assets.

In addition, pursuant to a Capital Maintenance Agreement, GE Capital agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners.

Although we are not relieved of our primary obligations to the contractholders, the Reinsurance Transactions transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(8) Reinsurance (Continued)

UFLIC ceded to us all of its liabilities under substantially all in-force Medicare supplement insurance policies it issued prior to January 1, 2004 or reinsured under reinsurance agreements in effect prior to January 1, 2004, including renewals of these policies. This block of business had aggregate reserves of $19 million as of December 31, 2003.

The Reinsurance Transactions were completed and accounted for at book value for financial reporting purposes. At the time the Reinsurance Transactions were completed, UFLIC was a wholly-owned subsidiary. As a result, the initial ceded premium, benefits and commissions have been eliminated in consolidation.

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

Commercial Paper Facility

On June 9, 2004, we established a $1 billion commercial paper program. We issued approximately $500 million in commercial paper from that program, and we used the proceeds from that issuance for the repayment of the short-term credit facility. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity up to 364 days from the date of issue. As of September 30, 2004, the weighted average interest rate on commercial paper outstanding was 1.73% and the weighted average maturity was 44 days.

Revolving Credit Facilities

We have committed and unsecured credit lines of $2 billion as of September 30, 2004. These include a $1 billion five-year revolving credit facility and a $1 billion 364-day credit facility which contains a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the facility. These facilities bear interest at a variable rate based upon certain indices plus an applicable margin. Each facility requires us to maintain certain minimum levels of stockholders’ interest, excluding accumulated nonowner changes in stockholders’ interest, at the end of each fiscal quarter. As of September 30, 2004, there was no balance on either of these facilities.

Long-term Senior Notes

On June 15, 2004, we issued senior notes having an aggregate principal amount of $1.9 billion (the “Notes”), consisting of $500 million in aggregate principal amount maturing on June 15, 2007 (“2007 Notes”) with an interest rate equal to three-month LIBOR plus 0.15% per year, $500 million in aggregate principal amount maturing on June 15, 2009 (“2009 Notes”) with a fixed interest rate of 4.75%, $600 million in aggregate principal amount maturing on June 15, 2014 (“2014 Notes”) with a fixed interest rate of 5.75%, and $300 million

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(9) Borrowings (Continued)

in aggregate principal amount maturing on June 15, 2034 (“2034 Notes”) with a fixed interest rate of 6.50%. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 3.53% on the 2007 Notes, 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. The Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. The Notes are not guaranteed by any subsidiary of Genworth. We have the option to redeem all or a portion of the 2009 Notes, the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(10) Income Taxes

As a consequence of our separation from GE, and our joint election to be made with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions this year and in future periods. We expect to realize tax savings from these deductions and have recorded our initial estimate of these tax savings on our Combined Statement of Financial Position as a $630 million reduction in net deferred income tax liabilities. We are obligated, pursuant to our Tax Matters Agreement with GE, to pay to GE, on an after-tax basis, 80% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. We have recorded the $386 million present value of this obligation to GE as a liability on our Combined Statement of Financial Position. Both of these amounts are estimates, based on a number of factors, including a final determination of the value of our company and its individual assets. These amounts will change when we actually prepare the tax filings later in 2004. However, under the Tax Matters Agreement, with certain exceptions relating to specified contingent benefits and excluding interest on payments we defer, our total payments to GE will not exceed a nominal amount of $640 million.

We recorded net interest expense of $5 million and $7 million for the three and nine months ended September 30, 2004, respectively, representing the accretion at the rate of 5.08% in the discounted value of the liability under the Tax Matters Agreement with GE. We will continue to record interest expense at that rate over the 25-year life of the Tax Matters Agreement with GE. We will also incur additional interest expense at that rate to the extent that we defer payments to GE under the Tax Matters Agreement, which we are permitted to do in the event either that we realize the future tax savings more slowly than anticipated or that we fail to realize them at all.

We have recorded the $244 million difference between the $630 million benefit and the $386 million liability to GE as an increase in stockholders’ interest.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.5	0.1	(1.2)	0.1
Tax exempt income	(2.6)	(2.9)	(2.4)	(2.7)
IPO related transaction taxes	—	—	1.8	—
Other, net	0.5	(3.4)	1.5	(2.3)

Effective rate	33.4%	28.8%	34.7%	30.1%

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(11) Stock Compensation

We grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to employees and non-employee directors under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan. In the past, certain of our employees were granted awards under GE’s 1990 Long-Term Incentive Plan. In connection with the IPO and our separation from GE, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into Genworth awards. Prior to the IPO, our employees held 3,607,855 GE stock options, 195,000 GE stock appreciation rights and 963,739 GE restricted stock units. In connection with the IPO, these awards were converted to 5,648,154 Genworth stock options, 305,213 Genworth SARs and 1,508,454 Genworth RSUs. The GE stock options, stock appreciation rights and restricted stock units were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally will continue to vest over their original vesting periods. As of September 30, 2004, there were 5,589,701 Genworth stock options, 305,213 Genworth SAR’s and 1,465,504 Genworth RSU’s outstanding as a result of this conversion.

In connection with the IPO, we granted 9,947,500 Genworth stock options and 5,950,000 Genworth SARs to our employees. The exercise price of these options and SARs is equal to the IPO price of our common stock ($19.50), and the exercise term is ten years from the date of the grant. These options and SARs will vest in 25% annual increments commencing on the second anniversary of the date of the grant. As of September 30, 2004, there were 9,735,250 Genworth stock options and 5,950,000 Genworth SARs outstanding relating to this award. During the three month period ending September 30, 2004, we granted an additional 104,250 Genworth stock options with exercise prices ranging from $21.41 to $23.20, based on the market price on the date of grant. These options have similar terms as those issued in connection with the IPO.

We have recorded stock-based compensation expense in the three and nine months ended September 30, 2004 of $9 million and $18 million, respectively.

(12) Capitalization

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

Common Stock

Our authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.001 per share, 700,000,000 shares of Class B Common Stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2004, 146,484,302 shares of Class A Common Stock and 343,088,145 shares of Class B Common Stock were outstanding. All of our Class B Common Stock is owned by GEFAHI.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(12) Capitalization (Continued)

Class A Common Stock and Class B Common Stock have identical voting rights, except Class B shares have approval rights over certain corporate actions and rights with respect to the election and removal of directors.

On September 8, 2004, our Board of Directors declared an initial quarterly dividend of $0.065 per outstanding share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 27, 2004 to stockholders of record as of the close of business on October 12, 2004.

Series A Preferred Stock

As part of our corporate reorganization, we issued $100 million of Series A Preferred Stock to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with the IPO. As of June 30, 2004, 2,000,000 shares of our authorized preferred stock have been designated Series A Preferred Stock and were outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. On September 1, 2004, we paid a dividend of $1.4 million, which has been recorded as interest expense in the accompanying combined financial statements. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50.00 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

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

The stock purchase contract that is a component of an Equity Unit requires the holder to purchase, and us to sell, for $25, on May 16, 2007, which we refer to as the purchase contract settlement date, a number of newly issued shares of our Class A Common Stock equal to a settlement rate based on the average trading price of our Class A Common Stock at that time. We will also pay quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. During the three months ended September 30, 2004 we paid $2.8 million in contract adjustment payments. We have recorded the estimated present value, $37 million, of the contract adjustment payments on the stock purchase contracts as other liabilities with a decrease in additional paid-in-capital. When we make contract adjustment payments, they will be charged to other liabilities, and we will accrue interest expense on the unpaid balance at the rate of 3.84% per year.

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(12) Capitalization (Continued)

Initially, interest on the notes will be payable quarterly at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. For three and nine months ended September 30, 2004 we accrued $5.7 million and $7.6 million, respectively, of which $5.0 million was paid during the third quarter of 2004. As of September 30, 2004 we had $2.6 million in interest accrued relating to these notes.

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

(13) Stockholders’ Interest

In connection with our corporate reorganization, we received capital contributions from, and paid dividends to, our parent and completed other transactions that impacted our stockholders’ interest. The following presents a summary of activity in stockholders’ interest in the nine months ended September 30, 2004.

(Dollar amounts in millions)	Paid-in Capital	Accumulated Nonowner Changes in Stockholders’ Interest	Retained Earnings	Total Stockholders’ Interest
Balances as of December 31, 2003	$8,377	$1,672	$5,751	$15,800
Dividends and other transactions with stockholders	2,232	(34)	(6,231)	(4,033)

Changes other than transactions with stockholders:
Net earnings	—	—	811	811
Net unrealized gains (losses) on investment securities	—	(561)	—	(561)
Derivatives qualifying as hedges	—	173	—	173
Foreign currency translation adjustments	—	(4)	—	(4)

Total changes other than transactions with stockholders				419

Balances as of September 30, 2004	10,609	1,246	331	12,186

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

We entered into a transition services agreement with GE in connection with the IPO to provide each other, on a transitional basis, certain administrative and support services and other assistance in the U.S. consistent with the services provided before the separation. To comply with European regulatory requirements, we entered into a

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(14) Related Party Transactions (Continued)

separate transition services agreement relating to transition services in Europe with respect to our payment protection insurance business. The types of services to be provided under the European transition services agreement are substantially similar to the services to be provided under the U.S. transition services agreement. Pursuant to the Transition Services Agreement, we will provide GE various services related to the businesses not transferred to us that had received services from GEFAHI prior to the separation, including information systems and network services, legal services and sourcing support. GE will provide services to us, including:

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

Certain of our insurance subsidiaries are parties to investment management and services agreements with GE Asset Management Incorporated (“GEAM”), a GE-owned provider of investment management services, that were amended in connection with the IPO. We have agreed to pay GEAM a quarterly management fee for these services equal to a percentage of the value of the assets under management to be paid quarterly in arrears. The percentage is established annually by agreement between GEAM and us and is intended to reflect the cost to GEAM of providing its services.

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

As part of the consideration for the assets to be transferred to us in connection with our corporate reorganization, we issued to GEFAHI a $550 million Contingent Note, which is a non-interest-bearing note that matures on May 24, 2005. The Contingent Note is a general unsecured obligation of our company and is subordinated in right of payment to all of our existing and future senior indebtedness. The note will be repaid solely to the extent that statutory contingency reserves from our U.S. mortgage insurance business in excess of $150 million are released and paid to us as a dividend. The release of these reserves and payment of the dividend by our U.S. mortgage insurance business to us are subject to statutory limitations, regulatory approval and the absence of any impact on our financial ratings, including both insurance subsidiary financial strength ratings and our senior unsecured debt credit ratings. We are required to use reasonable best efforts to obtain all regulatory approvals that are required for our principal U.S. mortgage insurance subsidiary to release statutory contingency reserves and declare and pay a dividend to us to satisfy the repayment of the Contingent Note. Once we have obtained the required regulatory approvals and rating agency affirmations, GEFAHI has the right to require repayment of the note prior to May 24, 2005. We recently have sought to accelerate these approvals and

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(14) Related Party Transactions (Continued)

affirmations in order to allow for early repayment of the note, and have received a payment of $600,000 to reimburse us for costs relative to the acceleration from GEFAHI in consideration of that effort. If regulatory approval has been obtained by May 24, 2005 but our financial ratings have not been affirmed, the Contingent Note may be extended for a period up to 12 months from such date, if necessary, to obtain rating agency affirmation.

If rating agency affirmation of our financial ratings is not obtained in respect of the unpaid principal balance of the Contingent Note during the extended period, the unpaid balance of the Contingent Note will be canceled. We will record any portion of the Contingent Note that is canceled as a capital contribution.

(15) Operating Segment Information

We conduct our operations through five business segments: (1) Protection, which includes our life insurance, long-term care insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed, variable and immediate income annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts (“GICs”), funding agreements and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; (4) Affinity, included in our results prior to the completion of our corporate reorganization, which includes life and health insurance and other financial products and services offered directly to consumers through affinity marketing arrangements with a variety of organizations, an institutional asset management business and several other small businesses that are not part of our core ongoing business; and (5) Corporate and Other, which consists primarily of net realized investment gains (losses), most of our interest and other financing expenses, unallocated corporate income and expenses, and the results of several small, non-core businesses that are managed outside of our operating segments.

The following is a summary of segment activity:

	Three Months Ended September 30,
(Dollar amounts in millions)	2004	2003
Revenues
Protection	$1,474	$1,539
Retirement Income and Investments	664	916
Mortgage Insurance	272	251
Affinity	—	149
Corporate and Other	60	61

Total Revenues	$2,470	$2,916

Net earnings (losses) from continuing operations
Protection	$135	$130
Retirement Income and Investments	40	31
Mortgage Insurance	102	93
Affinity	—	4
Corporate and Other	(6)	(28)

Total net earnings from continuing operations	$271	$230

Genworth Financial, Inc.

Notes to Combined Financial Statements—(Continued)

(Unaudited)

(15) Operating Segment Information (Continued)

	Nine Months Ended September 30,
(Dollar amounts in millions)	2004	2003
Revenues
Protection	$4,557	$4,564
Retirement Income and Investments	2,609	2,810
Mortgage Insurance	801	720
Affinity	218	431
Corporate and Other	230	92

Total Revenues	$8,415	$8,617

Net earnings (losses) from continuing operations
Protection	$388	$392
Retirement Income and Investments	118	128
Mortgage Insurance	319	292
Affinity	(14)	15
Corporate and Other	(12)	(78)

Total net earnings from continuing operations	$799	$749

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	September 30, 2004		December 31, 2003
Assets
Protection	$30,636	(1)	$29,254
Retirement Income and Investments	55,260	(1)	55,614
Mortgage Insurance	6,688		6,110
Affinity	—		2,315
Corporate and Other	9,490		10,138

Total assets	$102,074		$103,431

(1)	Includes reinsurance recoverables of $1.6 billion and $14.6 billion for the Protection and Retirement Income and Investments segments, respectively, related to the Reinsurance Transactions discussed in Note 8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, decreases in the volume of mortgage originations, increases in mortgage insurance cancellations, increases in the use of captive reinsurance in the mortgage insurance market, the influence of large mortgage lenders and investors, foreign exchange rate fluctuations, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability and the threat of terrorism; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, our inability to present financial information in SEC filings that accurately represents the results we would have achieved as a stand-alone company, the possibility that we will not be able to replace services previously provided by GE on comparable terms, uncertainty of amounts and timing of payments that we have agreed to make to GE under our tax matters agreement and other matters relating to that agreement, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance, Medicare supplement insurance and for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the three months ended September 30, 2004 and 2003, our Protection segment had pro forma segment net earnings of $135 million and $132 million, respectively. For the nine months ended September 30, 2004 and 2003, our Protection segment had pro forma segment net earnings of $387 million and $385 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed, variable and immediate income annuities, variable life insurance, asset management and specialized products, including GIC’s, funding agreements and structured settlements. For the three months ended September 30, 2004 and 2003, our Retirement Income and Investments segment had pro forma segment net earnings of $42 million and $15 million, respectively. For the nine months ended September 30, 2004 and 2003, our Retirement Income and Investments segment had pro forma segment net earnings of $119 million and $81 million, respectively.

•	Mortgage Insurance. We offer mortgage insurance products in the U.S., Canada, Australia, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended September 30, 2004 and 2003, our Mortgage Insurance segment had segment net earnings of $102 million and $93 million, respectively. For the nine months ended September 30, 2004 and 2003, our Mortgage Insurance segment had segment net earnings of $319 million and $292 million, respectively.

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), most of our interest and other financing expenses, unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), and the results of several small, non-core businesses that are managed outside of our operating segments. For the three months ended September 30, 2004 and 2003, our Corporate and Other segment had pro forma segment net loss of $(6) million and $(30) million, respectively. For the nine months ended September 30, 2004 and 2003, our Corporate and Other segment had pro forma segment net loss of $(35) million and $(77) million, respectively.

Our corporate reorganization

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and the IPO. In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. GEFAHI is an indirect subsidiary of GE and prior to the completion of the IPO, was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses include international mortgage insurance, payment protection insurance, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and the $550 million Contingent Note.

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

Our historical combined financial statements also include our Japan/Auto and homeowners’ insurance businesses, which we sold on August 29, 2003, and which are presented in our historical combined financial statements as discontinued operations.

The unaudited pro forma information presented herein reflects our historical combined financial information, as adjusted to give effect to the reinsurance transactions, the transactions included in our corporate reorganization, and the other transaction described in the notes to the pro forma financial statements under “Notes to Pro Forma Financial Information,” as if each had occurred as of January 1, 2003.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life, individual long-term care, group life and health and payment protection insurance policies;

•	net investment income on the separate investment portfolio held by our payment protection insurance business or allocated to this segment’s other lines of business; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net premiums earned on income annuities and structured settlements with life contingencies;

•	net investment income allocated to this segment; and

•	policy fees and other income, including surrender charges, mortality and expense charges, investment management fees and commissions.

•	Mortgage Insurance. The revenues in our Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies;

•	net investment income on the segment’s separate investment portfolio; and

•	policy fees and other income, including fees from contract underwriting services.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	net premiums, policy fees and other income from the insurance businesses in this segment;

•	unallocated net investment income; and

•	net realized investment gains (losses).

We allocate net investment income from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment income from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance product within the Protection segment, because they have their own separate investment portfolios, and the net investment income from those portfolios is reflected in the Mortgage Insurance and Protection segment results. In our historical combined financial statements, we allocated net investment income to our Affinity segment in the same manner that we allocated these items to our Protection and Retirement Income and Investments segments.

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

We allocate corporate expenses to each of our operating segments based on the amount of capital allocated to that segment.

Critical accounting policies

There are several accounting policies that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results: reserves, deferred acquisition costs (DAC), present value of future profits (PVFP), goodwill impairment, valuation of investment securities and impairment of investment securities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Critical Accounting Policies” contained in our registration statement on Form S-1 filed in connection with our senior notes offering (SEC File number 333-116069) completed June 15, 2004. For all of these critical accounting policies, we caution that future events rarely develop exactly as forecasted, and management’s estimates may require adjustment.

Pro Forma Financial Information

The following unaudited pro forma financial information tables reflect our historical combined statements of earnings as adjusted to give effect to the transactions described in the notes hereto as if each had occurred as of January 1, 2003.

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

	Three months ended September 30, 2004
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
Revenues:
Premiums	$1,523	$—	$—	$—	$1,523
Net investment income	785	—	21	—	806
Net realized investment gains	3	—	—	—	3
Policy fees and other income	159	—	2	—	161

Total revenues	2,470	—	23	—	2,493

Benefits and expenses:
Benefits and other changes in policy reserves	1,034	—	7	—	1,041
Interest credited	328	—	8	—	336
Underwriting, acquisition, and insurance expenses, net of deferrals	399	—	2	—	401
Amortization of deferred acquisition costs and intangibles	242	—	2	—	244
Interest expense	60	—	—	—	60

Total benefits and expenses	2,063	—	19	—	2,082

Earnings from continuing operations before income taxes	407	—	4	—	411
Provision for income taxes	136	—	2	—	138

Net earnings from continuing operations	$271	$—	$2	$—	$273

See notes to pro forma financial information.

	Three months ended September 30, 2003
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
Revenues:
Premiums	$1,664	$(66)	$(51)	$—	$1,547
Net investment income	1,033	(20)	(249)	—	764
Net realized investment losses	(13)	4	—	—	(9)
Policy fees and other income	232	(65)	(33)	—	134

Total revenues	2,916	(147)	(333)	—	2,436

Benefits and expenses:
Benefits and other changes in policy reserves	1,345	(52)	(214)	—	1,079
Interest credited	407	—	(67)	—	340
Underwriting, acquisition, and insurance expenses, net of deferrals	525	(66)	(18)	—	441
Amortization of deferred acquisition costs and intangibles	276	(27)	(23)	—	226
Interest expense	40	—	—	17	57

Total benefits and expenses	2,593	(145)	(322)	17	2,143

Earnings from continuing operations before income taxes	323	(2)	(11)	(17)	293
Provision for income taxes	93	—	(4)	(6)	83

Net earnings from continuing operations	$230	$(2)	$(7)	$(11)	$210

See notes to pro forma financial information.

	Nine months ended September 30, 2004
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
Revenues:
Premiums	$4,953	$(80)	$(91)	$—	$4,782
Net investment income	2,823	(28)	(402)	—	2,393
Net realized investment gains	27	(3)	—	—	24
Policy fees and other income	612	(103)	(48)	—	461

Total revenues	8,415	(214)	(541)	—	7,660

Benefits and expenses:
Benefits and other changes in policy reserves	3,675	(71)	(374)	—	3,230
Interest credited	1,088	—	(88)	—	1,000
Underwriting, acquisition, and insurance expenses, net of deferrals	1,383	(117)	(31)	—	1,235
Amortization of deferred acquisition costs and intangibles	892	(46)	(49)	—	797
Interest expense	154	—	—	26	180

Total benefits and expenses	7,192	(234)	(542)	26	6,442

Earnings from continuing operations before income taxes	1,223	20	1	(26)	1,218
Provision for income taxes	424	13	(1)	(8)	428

Net earnings from continuing operations	$799	$7	$2	$(18)	$790

See notes to pro forma financial information.

	Nine months ended September 30, 2003
(Dollar amounts in millions)	Historical	Pro forma adjustments - excluded assets and liabilities (a)	Pro forma adjustments - reinsurance transactions (b)	Pro forma adjustments - capital structure and other (c)	Pro forma
Revenues:
Premiums	$4,941	$(187)	$(149)	$—	$4,605
Net investment income	3,020	(55)	(758)	—	2,207
Net realized investment losses	(29)	7	11	—	(11)
Policy fees and other income	685	(195)	(95)	—	395

Total revenues	8,617	(430)	(991)	—	7,196

Benefits and expenses:
Benefits and other changes in policy reserves	3,806	(136)	(625)	—	3,045
Interest credited	1,222	—	(199)	—	1,023
Underwriting, acquisition, and insurance expenses, net of deferrals	1,489	(200)	(58)	—	1,231
Amortization of deferred acquisition costs and intangibles	935	(76)	(69)	—	790
Interest expense	94	—	—	50	144

Total benefits and expenses	7,546	(412)	(951)	50	6,233

Earnings from continuing operations before income taxes	1,071	(18)	(40)	(50)	963
Provision for income taxes	322	(6)	(16)	(18)	282

Net earnings from continuing operations	$749	$(12)	$(24)	$(32)	$681

See notes to pro forma financial information.

Notes to Pro Forma Financial Information

(a)	Reflects adjustments to exclude amounts included in our historical combined earnings relating to (1) certain businesses (formerly reported in our Affinity Segment) and certain investment partnerships, which in each case were not transferred to us, and (2) net realized investment (gains) losses and related tax benefit arising from sales of Affinity segment assets that were reflected in our Corporate and Other Segment.

(b)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to, UFLIC, an indirect subsidiary of GE. As part of these transactions, we ceded to UFLIC all of our in-force structured settlement contracts, substantially all of our in-force variable annuity contracts, and a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC a block of Medicare supplement insurance, all effective as of January 1, 2004. The unaudited pro forma financial information gives effect to the reinsurance transactions as if each occurred as of January 1, 2003 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2003. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and are retaining that business for our own account, subject to third party reinsurance in the ordinary course of business. As a result, our unaudited pro forma financial information reflects premiums and fees from these products issued after January 1, 2003, even though variable annuities and structured settlements issued during 2003 are included in the blocks of policies reinsured to UFLIC. Our pro forma financial information excludes the impact of the entire block of long-term care insurance policies that we ceded to UFLIC as we did not issue any new policies for this block in 2003, and we will not issue any in the future.

Under the reinsurance transactions, we receive an expense allowance to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts will be determined by expense studies to be conducted periodically. The pro forma adjustments have been prepared assuming that actual costs incurred during the pro forma periods, as determined under our historical cost structure and allocation methods, were reimbursed by an expense allowance.

In addition to investment assets transferred to UFLIC in exchange for a reinsurance recoverable asset from UFLIC, concurrently, we contributed $1.836 billion of capital to UFLIC which primarily represented the excess statutory capital in our insurance subsidiaries after giving effect to the reinsurance transactions. As a significant portion of the assets transferred and contributed were not owned for the entire period, the pro forma earnings adjustments to reduce net investment income and net realized investment gains were based upon a proportional allocation of investment income from the investment assets historically identified (1) as supporting the blocks of business reinsured for the reinsurance, and (2) as representing surplus of subsidiaries providing assets to be contributed to UFLIC for the contribution.

(c)	Reflects adjustments for changes in our capitalization to exclude the impact of commercial paper, short-term borrowings from GE Capital and derivatives that were not transferred to us in connection with the corporate reorganization and to include the impact of the issuance of $600 million of our 6.00% Equity Units and $100 million of our 5.25% mandatorily redeemable Series A Cumulative Preferred Stock, both of which were completed on May 28, 2004, the issuance of 3, 5, 10 and 30 year notes totaling $1.9 billion which was completed June 15, 2004, and the issuance of $500 million of commercial paper which was completed June 14, 2004, as well as interest expense related to the accretion of our obligation to GE under the Tax Matters Agreement and the tax impacts resulting from these changes in our capitalization.

Net operating earnings

The following table presents our pro forma “net operating earnings” for the three and nine month periods ended September 30, 2004 and 2003. “Net operating earnings” is a non-GAAP financial measure that we define as pro forma net earnings from continuing operations, excluding pro forma after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and non-recurring, infrequent or unusual items. There were no non-recurring, infrequent or unusual items excluded from pro forma net operating earnings in the three or nine month periods ended September 30, 2004 and 2003, except for a $22 million tax charge arising from our separation from GE in the second quarter of 2004.

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

RECONCILIATION OF COMPANY NET EARNINGS TO PRO FORMA NET OPERATING EARNINGS

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions, except per share amounts)	2004	2003	2004	2003
Net earnings	$271	$173	$811	$868
Net earnings from discontinued operations	—	(10)	—	(186)
Gain on sale of discontinued operations	—	67	(7)	67
Cumulative effect of accounting change, net of taxes	—	—	(5)	—

Net earnings from continuing operations	271	230	799	749

Excluded assets and liabilities (a)	—	(2)	7	(12)
Reinsurance transactions (b)	2	(7)	2	(24)
Capital structure and other (c)	—	(11)	(18)	(32)

Pro forma net earnings from continuing operations	273	210	790	681

Net realized investment (gains) losses on investments, net of taxes	(2)	6	(16)	7
One-time taxes charge relating to initial public offering	—	—	22	—

Pro forma net operating earnings	$271	$216	$796	$688

Net earnings per share
Basic	$0.55	$0.35	$1.66	$1.77

Diluted	$0.55	$0.35	$1.65	$1.77

Net earnings from continuing operations per share
Basic	$0.55	$0.47	$1.63	$1.53

Diluted	$0.55	$0.47	$1.63	$1.53

Pro forma net earnings from continuing operations per share
Basic	$0.56	$0.43	$1.61	$1.39

Diluted	$0.56	$0.43	$1.61	$1.39

Pro forma net operating earnings per share
Basic	$0.55	$0.44	$1.63	$1.41

Diluted	$0.55	$0.44	$1.62	$1.41

Pro forma shares outstanding:
Basic	489.6	489.5	489.5	489.5
Diluted	490.4	489.5	490.4	489.5

For a description of footnotes (a), (b) and (c), see the corresponding notes under “—Notes to Pro Forma Financial Information.”

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Regulation XXX, which was adopted by nearly all states as of January 1, 2001, requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. In response to this regulation, we increased term and universal life insurance statutory reserves, implemented reinsurance and capital management actions and increased our premium rates for term life insurance products in March 2003. Our pricing, reinsurance and capital management actions in response to Regulation XXX have collectively enabled us to improve our new business returns on equity. However, our annualized first-year premiums for term life insurance products decreased by 14% from $87 million for the nine months ended September 30, 2003 to $75 million for the nine months ended September 30, 2004. In October 2003 and June 2004, we decreased our premium rates for term life insurance products while maintaining our focus on targeted returns. This decrease has led to an increase in term life insurance sales in the quarter ended September 30, 2004. Our annualized first-year premiums for term life insurance products increased by 8% from $24 million for the three months ended September 30, 2003 to $26 million for the three months ended September 30, 2004. We believe our recent price reductions, together with ongoing service and distribution support initiatives, will continue to lead to increased term life insurance sales over time.

Long-term care insurance. In the third quarter of 2003, we started selling our newest long-term care insurance products in selected states. These products were priced to achieve higher targeted returns. Our pricing strategy for these products, along with declines in overall industry sales, have contributed to lower sales in recent periods. Our annualized first-year premiums for the long-term care business decreased by 37% from $62 million for the three months ended September 30, 2003 to $39 million for the three months ended September 30, 2004 and by 35% from $186 million for the nine months ended September 30, 2003 to $121 million for the nine months ended September 30, 2004. We have obtained regulatory approvals to begin selling these products in the majority of the remaining states; we expect that after their introduction in the fourth quarter of 2004 there may be a similar adverse impact on sales in those states, potentially resulting in uneven sales in our long-term care business. We believe that our pricing strategy is appropriate and, coupled with expanded distribution initiatives, will lead to increased sales and net earnings over time.

Payment protection insurance. In the last several years, our payment protection insurance business (“PPI”) has expanded as a result of our strategy to enter additional markets in Europe and to develop new relationships with distributors in those markets. In the third quarter of 2003, we evaluated our contractual relationships with PPI distributors against targeted return thresholds and made decisions to terminate or non-renew certain contracts which we refer to as “non-core” or “run-off”. Existing policies under these contracts will runoff over several years in the normal course of business. As a result, overall PPI written premiums gross of reinsurance and cancellations decreased by 39% from $648 million for the three months ended September 30, 2003 to $397 for the three months ended September 30, 2004. Excluding runoff business, written premiums gross of reinsurance and cancellations increased by 18% from $330 million for the three months ended September 30, 2003 to $390 million for the three months ended September 30, 2004 due to growth in the southern European region.

Annuities, GICs and other investment products. Our deposits in fixed annuities increased by 126% from $289 million for the three months ended September 30, 2003 to $653 million for the three months ended September 30, 2004 and by 98% from $724 million for the nine months ended September 30, 2003 to $1,436 million for the nine months ended September 30, 2004. This increase reflects our strong distribution relationships and flexible product features. Sales of our income distribution series products, which consist of our retirement income annuity product and two variable annuity riders that provide similar income features, increased by 120% to $70 million to $128 million for the three months ended September 30, 2004 from $58 million for the three months ended September 30, 2003. The income distribution series does not include immediate annuities or fixed annuities. We believe that a gradual increase in market interest rates will have a favorable impact on consumer demand for fixed annuities and income annuities.

Our new deposits in variable annuities decreased by 59% from $613 million for the three months ended September 30, 2003 to $250 million for the three months ended September 30, 2004 and by 51% from $1,672 million for the nine months ended September 30, 2003 to $819 million for the nine months ended September 30, 2004. We believe this decline was driven by fixed account deposit restrictions in addition to lower interest crediting rates that were implemented in the third quarter of 2003, as well as by a market shift to variable annuity products with certain guaranteed benefit features that we choose not to offer.

Our deposits in spread based institutional products increased by 74% from $334 million for the three months ended September 30, 2003 to $580 million for the three months ended September 30, 2004, primarily as a result of uneven flows from large contracts.

Mortgage insurance. The increase in interest rates in 2004 has led to lower demand for new mortgages and, consequently, mortgage insurance in the U.S. As a result of this increase in rates, simultaneous second mortgages, and to a lesser extent the decline in our market share due to the re-evaluation of certain customer relationships in connection with our captive reinsurance arrangements, our U.S. new insurance written decreased by 64% from $17 billion for the three months ended September 30, 2003 to $6 billion for the three months ended September 30, 2004. As a result of the significant refinancing activity in 2002 and 2003, as of September 30, 2004, approximately 80% of our U.S. risk in force had not yet reached its anticipated highest claim frequency years, which is generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to age.

Higher interest rates have also had a positive impact on U.S. persistency. U.S. persistency rates increased from 34% for the three months ended September 30, 2003 to 64% for the three months ended September 30, 2004. We expect a rising interest rate environment would further improve persistency, while decreasing new mortgage originations and new mortgage insurance written.

We believe U.S. mortgage insurance growth continues to be adversely impacted by the increased use of simultaneous second mortgages. High loan-to-value mortgages can consist of two simultaneous loans consisting of a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%. Simultaneous second loans are often known as “80-10-10 loans” because they frequently consist of a first mortgage with an 80% loan-to-value ratio, a second mortgage with a 10% loan-to-value ratio and the remaining 10% paid in cash by the buyer, rather than a single mortgage with a 90% loan-to-value ratio. We continue to pursue product alternatives in response to the growth of the simultaneous second mortgage market.

Our international mortgage insurance business has continued to expand and has had an increasing impact on our financial condition and results of operations. International new insurance written was $13 billion for the three months ended September 30, 2004, nearly unchanged from the prior-year period, reflecting a smaller mortgage origination market in Australia. This was offset by increased account penetration in both Canada and Australia, as well as growth in new insurance written in Europe. Unearned premium reserves in our international mortgage insurance business increased to $1.4 billion as of September 30, 2004 from $1.2 billion as of December 31, 2003. We expect that the growth of our international mortgage insurance business will continue to contribute an increasing portion of our total revenues and profits.

Historical Combined and Pro Forma Results of Operations

The following table sets forth our historical combined and pro forma results of operations. The pro forma financial information reflects our historical results of operations as adjusted to reflect the various adjustments described in the Notes to Pro Forma Financial Information set forth above. The pro forma financial information principally reflects the exclusion from our results of operations, the results of the structured settlement, variable annuity and long-term care insurance in-force blocks that we ceded to UFLIC in connection with the reinsurance transactions; the exclusion from our results of operations of certain businesses, including the Affinity segment, and other assets and liabilities of GEFAHI that were not transferred to us in connection with our corporate reorganization; the inclusion in our results of operations of incremental interest expense associated with the consideration that we issued to GEFAHI in connection with our corporate reorganization, including $600 million of our Equity Units, $100 million of our Series A Preferred Stock, the $550 million Contingent Note; the issuance of $500 million of commercial paper; and the issuance of an aggregate of $1.9 billion of our 3-, 5-, 10-, and 30-year senior notes.

The historical revenues and benefits and expenses for the nine months ended September 30, 2004, include the results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC through May 24, 2004, the date of our corporate reorganization. The results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC are not included in our results for the three months ended September 30, 2004, but these businesses were included in our historical results for the entire three and nine months ended September 30, 2003.

	Historical				Pro forma
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$1,523	$1,664	$4,953	$4,941	$1,523	$1,547	$4,782	$4,605
Net investment income	785	1,033	2,823	3,020	806	764	2,393	2,207
Net realized investment gains (losses)	3	(13)	27	(29)	3	(9)	24	(11)
Policy fees and other income	159	232	612	685	161	134	461	395

Total revenues	2,470	2,916	8,415	8,617	2,493	2,436	7,660	7,196

Benefits and expenses:
Benefits and other changes in policy reserves	1,034	1,345	3,675	3,806	1,041	1,079	3,230	3,045
Interest credited	328	407	1,088	1,222	336	340	1,000	1,023
Underwriting, acquisition and insurance expenses, net of deferrals	399	525	1,383	1,489	401	441	1,235	1,231
Amortization of deferred acquisition costs and intangibles	242	276	892	935	244	226	797	790
Interest expense	60	40	154	94	60	57	180	144

Total benefits and expenses	2,063	2,593	7,192	7,546	2,082	2,143	6,442	6,233

Earnings from continuing operations before income taxes	407	323	1,223	1,071	411	293	1,218	963
Provision for income taxes	136	93	424	322	138	83	428	282

Net earnings from continuing operations	$271	$230	$799	$749	$273	$210	$790	$681

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health, payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased $141 million, or 8%, to $1,523 million for the three months ended September 30, 2004 from $1,664 million for the three months ended September 30, 2003. This decrease was the result of a $66 million decrease in our Affinity segment, a $65 million decrease in our Protection segment, a $18 million decrease in our Retirement Income and Investments segment and a $7 million decrease in our Corporate and Other segment, partially offset by a $15 million increase in our Mortgage Insurance segment. The decrease in our Affinity segment was attributable to our corporate reorganization in which we did not acquire the operations of this segment. The decrease in our Protection segment was primarily attributable to a decrease in premiums in our long-term care business relating to the reinsurance transactions with UFLIC and a decrease in premiums in our PPI business attributable to the continued run-off of low return books of business. The decrease in our Retirement Income and Investments segment was primarily attributable to our decision to write life contingent structured settlement contracts only when we believe we will be able to achieve our targeted returns. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit life blocks. The increase in our Mortgage Insurance segment was attributable to continued growth in our international mortgage insurance business.

Net investment income. Net investment income represents the income earned on our investments. Net investment income decreased $248 million, or 24%, to $785 million for the three months ended September 30, 2004 from $1,033 million for the three months ended September 30, 2003. This decrease in net investment income was primarily the result of an $11 billion, or 16%, decrease in average invested assets relating primarily to the reinsurance transactions with UFLIC and our corporate reorganization. The decrease was also due to a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.24% for the three months ended September 30, 2004 from 5.60% for the three months ended September 30, 2003. The decrease in our weighted average investment yields was attributable to the reinsurance transactions with UFLIC in which we ceded blocks of business that were longer in duration and therefore backed by higher yielding investments.

Net realized investment gains (losses). Net realized investment gains (losses) represents gains and (losses) recognized on the sale of investments. Net realized investment gains increased $16 million to $3 million for the three months ended September 30, 2004 from $(13) million for the three months ended September 30, 2003. For the three months ended September 30, 2004, gross realized gains and (losses) were $18 million and $(15) million, respectively. The realized gains for the three months ended September 30, 2004 included $17 million from the sale of fixed maturities and equity securities, and $1 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the three months ended September 30, 2004 included $11 million from the sale of fixed maturities and equity securities, and $4 million of impairments. These impairments were attributable to fixed maturities securities.

For the three months ended September 30, 2003, gross realized gains and (losses) were $123 million and $(136) million, respectively. The realized gains for the three months ended September 30, 2003 included $61 million from the sale of fixed maturities, $6 million from the sale of equity securities, and $55 million in other gains, of which $43 million was primarily attributable to a securitization of certain financial assets. Realized losses for the three months ended September 30, 2003 included $55 million from the sale of fixed maturities, $28 million from derivative hedges, $3 million from the sale of equity securities, and $49 million of impairments. These impairments were primarily attributable to securities issued by companies in the metals and mining, airline and technology industries ($8, $20, and $11 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed on policyholders and contractholder account values, and commission income. Policy fees and other income decreased $73 million, or

31%, to $159 million for the three months ended September 30, 2004 from $232 million for the three months ended September 30, 2003. This decrease was primarily the result of a $65 million decrease in our Affinity segment and a $3 million decrease in our Mortgage Insurance segment, offset by a $4 million increase in our Corporate and Other segment. The decrease in our Affinity segment was attributable to the impact of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease in fees for contract underwriting services due to lower U.S. refinancing activity in 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consists primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies, and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves decreased $311 million, or 23%, to $1,034 million for the three months ended September 30, 2004 from $1,345 million for the three months ended September 30, 2003. This decrease was attributable to a $182 million decrease in our Retirement Income and Investments segment, a $76 million decrease in our Protection segment, a $52 million decrease in our Affinity segment and a $3 million decrease in our Corporate and Other segment offset by a $2 million increase in our Mortgage Insurance segment. The decreases in our Retirement Income and Investments and Protection segments were primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contract holder general account balances. Interest credited decreased $79 million, or 19%, to $328 million for the three months ended September 30, 2004 from $407 million for the three months ended September 30, 2003. This decrease was primarily attributable to a $78 million decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represents costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts. These costs decreased $126 million, or 24%, to $399 million for the three months ended September 30, 2004 from $525 million for the three months ended September 30, 2003. This decrease was attributable to a $65 million decrease in our Affinity segment, a $46 million decrease in our Corporate and Other segment, a $19 million decrease in our Protection segment and a $10 million decrease in our Mortgage Insurance segment, partially offset by a $14 million increase in our Retirement Income and Investments segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Corporate and Other segment was primarily attributable to litigation settlement costs in 2003 that did not recur in 2004. The decrease in our Protection segment was primarily attributable to lower legal fees following the agreement in principle to settle a class action litigation in the early fourth quarter of 2003 and lower commission expense in our life insurance business. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease in U.S. contract underwriting expenses due to lower U.S. refinancing activity in 2004. The increase in our Retirement Income and Investments segment was attributable to a $13 million of annuity sales inducements to contractholders which were classified as deferred acquisition costs in the prior year and an increase of $11 million in commissions and other expenses attributable to increased fee based sales, partially offset by a decrease in recurring expenses associated with the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and the present value of future profits. Amortization of deferred acquisition costs and intangibles decreased $34 million, or 12%, to $242 million for the three months ended September 30, 2004 from $276 million for the three months ended September 30, 2003. This decrease was attributable to a $27 million decrease in our Affinity segment and a $24 million decrease in our Retirement Income and Investments segment, partially offset by a $13 million increase in our Protection segment, a $2 million increase in our Mortgage Insurance segment and a $2 million increase in our Corporate and Other segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC. The increase in our Protection segment was primarily attributable to increased amortization in our long-term care business in 2004.

Interest expense. Interest expense increased $20 million, or 50%, to $60 million for the three months ended September 30, 2004 from $40 million for the three months ended September 30, 2003. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization.

Provision for income taxes. Provision for income taxes increased $43 million, or 46%, to $136 million for the three months ended September 30, 2004 from $93 million for the three months ended September 30, 2003. The effective tax rate increased to 33.4% for the three months ended September 30, 2004 from 28.8% for the three months ended September 30, 2003. The increase in effective tax rate was primarily due to the loss of certain foreign tax benefits as a result of our separation from GE and a decrease in benefits related to dividends received.

Net earnings from continuing operations. Net earnings from continuing operations increased by $41 million, or 18%, to $271 million for the three months ended September 30, 2004 from $230 million for the three months ended September 30, 2003. This increase was the result of a $22 million increase in our Corporate and Other segment, a $9 million increase in our Retirement Income and Investments segment, a $9 million increase in our Mortgage Insurance segment and a $5 million increase in our Protection segment, partially offset by a $4 million decrease in our Affinity segment.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Premiums. Premiums increased $12 million to $4,953 million for the nine months ended September 30, 2004 from $4,941 million for the nine months ended September 30, 2003. This increase was the result of a $71 million increase in our Retirement Income and Investments segment and a $65 million increase in our Mortgage Insurance segment, partially offset by a $99 million decrease in our Affinity segment, a $20 million decrease in our Protection segment and a $5 million decrease in our Corporate and Other segment. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in premiums for life-contingent income annuities relating to new distribution relationships and reduced premiums in the nine months ended September 30, 2003 due to highly competitive pricing conditions in that period. The increase in our Mortgage Insurance segment was primarily attributable to growth in our international mortgage insurance business and the effects of changes in foreign exchange rates. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to the reinsurance transactions with UFLIC and the continued run-off of low return books of business, partially offset by an increase in premiums due to growth of the in-force block of life insurance.

Net investment income. Net investment income decreased $197 million, or 7%, to $2,823 million for the nine months ended September 30, 2004 from $3,020 million for the nine months ended September 30, 2003. This decrease in net investment income was primarily the result of a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.62% for the nine months ended September 30, 2004 from 5.79% for the nine months ended September 30, 2003. The decrease in net investment income was also the result of a decrease in average invested assets attributable to the reinsurance transactions with UFLIC.

Net realized investment gains (losses). Net realized investment gains increased $56 million to $27 million for the nine months ended September 30, 2004 from $(29) million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, gross realized gains and (losses) were $76 million and $(49) million, respectively. The realized gains for the nine months ended September 30, 2004 included $65 million from the sale of fixed maturities and equity securities, and $10 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the nine months ended September 30, 2004 included $32 million from the sale of fixed maturities and equity securities, $3 million from termination of hedges on fixed maturities, which were sold during the period, and $13 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($3, $5 and $5 million, respectively).

For the nine months ended September 30, 2003, gross realized gains and (losses) were $413 million and $(442) million, respectively. The realized gains for the nine months ended September 30, 2003 included $278 million from the sale of fixed maturities, $38 million from the sale of equity securities and $97 million of other gains which included $43 million attributable to the securitization of certain financial assets. Realized losses for the nine months ended September 30, 2003 included $90 million from the sale of fixed maturities, $89 million from the sale of equity securities $51 million from other invested assets and $211 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($122, $83 and $6 million, respectively). The fixed maturities impairments were primarily related to securities issued by companies in the structured products, metals and mining, airline, technology, transport and communications industries ($31, $28, $30, $19, $6 and $5 million, respectively). The equity securities impairments were primarily related to common stock and mutual fund investments ($47 and $34 million, respectively).

Policy fees and other income. Policy fees and other income decreased $73 million, or 11%, to $612 million for the nine months ended September 30, 2004 from $685 million for the nine months ended September 30, 2003. This decrease was attributable to a $91 million decrease in our Affinity segment, a $10 million decrease in our Mortgage Insurance segment and a $6 million decrease in our Protection segment, partially offset by a $30 million increase in our Retirement Income and Investments segment and a $4 million increase in our Corporate and Other segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to lower fees for contract underwriting services due to lower U.S. refinancing activity in 2004. The decrease in our Protection segment was primarily attributable to higher lapse rates in our group insurance business. The increase in our Retirement Income and Investments segment was primarily attributable to increased commission income associated with increased sales of third-party products and administrative service fees related to a pool of municipal GICs issued by affiliates of GE.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $131 million, or 3%, to $3,675 million for the nine months ended September 30, 2004 from $3,806 million for the nine months ended September 30, 2003. This decrease was attributable to a $106 million decrease in our Retirement Income and Investments segment, a $56 million decrease in our Affinity segment, a $7 million decrease in our Protection segment and a $5 million decrease in our Corporate and Other segment, partially offset by a $43 million increase in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC, partially offset by reserve increases associated with sales growth in life contingent income annuities and structured settlements. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to the reinsurance transactions with UFLIC and the run-off of certain payment protection insurance business, partially offset by growth of our life and group insurance in-force blocks. The increase in our Mortgage Insurance segment was primarily attributable to an increase in U.S. paid losses, a lower amount of favorable U.S. loss development on prior year reserves, an increase in mortgage delinquencies and claims associated with the aging of our international mortgage insurance in-force block and the unfavorable impact of foreign exchange rates.

Interest credited. Interest credited decreased $134 million, or 11%, to $1,088 million for the nine months ended September 30, 2004 from $1,222 million for the nine months ended September 30, 2003. This decrease was attributable to a $130 million decrease in our Retirement Income and Investments segment and a $4 million decrease in our Protection segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, decreased $106 million, or 7%, to $1,383 million for the nine months ended September 30, 2004 from $1,489 million for the nine months ended September 30, 2003. This decrease was attributable to a $73 million decrease in our Affinity segment, a $50 million decrease in our Corporate and Other segment and a $32 million decrease in our Mortgage Insurance segment, partially offset by a $39 million increase in our Retirement Income and Investments segment and a $10 million increase in our Protection segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Corporate and Other segment was primarily attributable to litigation settlement costs in 2003 that did not recur in 2004. The decrease in our Mortgage Insurance segment was primarily attributable to lower contract underwriting expenses due to lower refinancing activity in the U.S. in 2004 and a decrease in the provision for indemnity liabilities in 2004. The increase in our Protection segment was primarily attributable to the growth in our payment protection business in continental Europe, favorable changes in foreign currency exchange rates in our payment protection business and decreased legal fees in our life insurance business following our settlement in principle of a class action litigation in the early fourth quarter of 2003. The increase in our Retirement Income and Investments segment was primarily attributable to increased commission expense incurred in our fee based products and increased acquisition costs in our spread based retail products associated with increased volume.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $43 million, or 5%, to $892 million for the nine months ended September 30, 2004 from $935 million for the nine months ended September 30, 2003. This decrease was attributable to a $29 million decrease in our Affinity segment and a $28 million decrease in our Protection segment, partially offset by a $9 million increase in our Mortgage Insurance segment, a $3 million increase in our Retirement Income and Investments segment and a $2 million increase in our Corporate and Other segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to the reinsurance transactions with UFLIC and our decision not to renew certain distribution relationships in our payment protection business that did not meet our targeted returns on capital. The increase in our Mortgage Insurance segment was primarily attributable to growth in our international mortgage insurance business.

Interest expense. Interest expense increased $60 million, or 64%, to $154 million for the nine months ended September 30, 2004 from $94 million for the nine months ended September 30, 2003. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization and interest expense associated with securitization entities. These increases were partially offset by lower interest rates on outstanding borrowings.

Provision for income taxes. Provision for income taxes increased $102 million, or 32%, to $424 million for the nine months ended September 30, 2004 from $322 million for the nine months ended September 30, 2003. The effective tax rate increased to 34.7% for the nine months ended September 30, 2004 from 30.1% for the nine months ended September 30, 2003. The increase in effective tax rate was primarily due to IPO-related transaction taxes, principally with respect to the transfer to us of companies that were not subject to the election under section 338 of the Internal Revenue Code, the loss of certain foreign tax benefits as a result of our separation from GE and a decrease in benefits related to dividends received. Favorable examination developments for the nine months ended September 30, 2003, which did not recur for the three months ended September 30, 2004, also contributed to the increase.

Net earnings from continuing operations. Net earnings from continuing operations increased by $50 million, or 7%, to $799 million for the nine months ended September 30, 2004 from $749 million for the nine months ended September 30, 2003. This increase was the result of a $66 million increase in our Corporate and Other segment and a $27 million increase in our Mortgage Insurance segment, partially offset by a $29 million decrease in our Affinity segment, a $10 million decrease in our Retirement Income and Investments segment, and a $4 million decrease in our Protection segment.

Historical Combined and Pro Forma Results of Operations by Segment

Set forth below is historical combined financial information for each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance), together with our Corporate and Other segment and the Affinity segment. Set forth below also is pro forma financial information for our Protection, Retirement Income and Investments, Mortgage Insurance and Corporate and Other segments. Pro forma financial information is not provided for the Affinity segment because we did not acquire that segment from GEFAHI. All pro forma segment information is prepared on the same basis as the segment information presented in our unaudited combined financial statements.

Protection segment

The following table sets forth the historical and pro forma results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore its results are not included in our historical results after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are included in our historical results after that date. As a result of the foregoing, our historical results of operations for the three and nine month periods ended September 30, 2004 are not comparable to our results of operations for the three and nine month periods ended September 30, 2003. The pro forma results of operations below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2003. There were no pro forma adjustments to interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC, and the Medicare supplement insurance policies UFLIC ceded to us, in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense.

	Historical				Pro forma
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$1,085	$1,150	$3,387	$3,407	$1,085	$1,099	$3,304	$3,258
Net investment income	298	298	913	894	298	277	867	819
Policy fees and other income	91	91	257	263	91	90	257	262

Total revenues	1,474	1,539	4,557	4,564	1,474	1,466	4,428	4,339

Benefits and expenses:
Benefits and other changes in policy reserves	698	774	2,185	2,192	698	707	2,083	2,008
Interest credited	91	92	271	275	91	92	271	275
Underwriting, acquisition and insurance expenses, net of deferrals	267	286	815	805	267	280	798	785
Amortization of deferred acquisition costs and intangibles	198	185	661	689	198	181	653	677
Interest expense	4	1	9	1	4	1	9	1

Total benefits and expenses	1,258	1,338	3,941	3,962	1,258	1,261	3,814	3,746

Earnings before income taxes	216	201	616	602	216	205	614	593
Provision for income taxes	81	71	228	210	81	73	227	208

Segment net earnings	$135	$130	$388	$392	$135	$132	$387	$385

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premiums. Premiums decreased $65 million, or 6%, to $1,085 million for the three months ended September 30, 2004 from $1,150 million for the three months ended September 30, 2003. This decrease was primarily the result of a $51 million decrease in premiums in our long-term care insurance business (“LTC”) relating to the reinsurance transactions with UFLIC and a decrease of $37 million in PPI premiums, consisting of a decrease of $65 million on a constant currency basis ($82 million decrease in premiums in the U.K. market partially offset by a $17 million increase in Continental Europe), partially offset by the favorable impact of changes in foreign exchange rates of $28 million. The decrease in the U.K. market was attributable to the continued run-off of low return books of business. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets. These decreases were partially offset by a $15 million increase in life insurance premiums relating to growth of the term life insurance in-force block and a $9 million increase in our group premiums driven by an increase in non-medical insurance sales and improving lapse rates.

Net investment income. Net investment income remained unchanged at $298 million for the three months ended September 30, 2004 and September 30, 2003. Net investment income in our LTC business decreased $5 million, which included a $21 million decrease relating to the reinsurance transactions with UFLIC as well as a decrease in invested capital attributable to a reallocation of capital to our Corporate and Other segment in connection with our corporate reorganization, partially offset by an increase of $20 million related to asset growth associated with growth of the LTC in-force block. This decrease in our LTC business investment income was offset by a $5 million increase in our life business relating to changes in average invested assets relating to growth of the in-force block.

Policy fees and other income. Policy fees and other income remained unchanged at $91 million for the three months ended September 30, 2004 and 2003.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $76 million, or 10%, to $698 million for the three months ended September 30, 2004 from $774 million for the three months ended September 30, 2003. The decrease was primarily the result of a $67 million decrease in our LTC business primarily related to the UFLIC reinsurance transactions and a decrease of $34 million in our PPI business associated with a decrease in claims in our run-off business. These decreases were partially offset by increases of $22 million and $9 million in our life and group businesses, respectively, primarily attributable to growth of the in-force blocks.

Interest credited. Interest credited decreased $1 million, or 1%, to $91 million for the three months ended September 30, 2004 from $92 million for the three months ended September 30, 2003.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals decreased $19 million, or 7%, to $267 million for the three months ended September 30, 2004 from $286 million for the three months ended September 30, 2003. The decrease was primarily due to a $12 million decrease relating to lower legal fees following the agreement in principle to settle a class action litigation in the early fourth quarter of 2003 and lower commission expense in our life insurance business. The decrease in underwriting, acquisition, insurance and other expenses, net of deferrals was also attributable to a decrease of $6 million in our LTC business primarily related to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $13 million, or 7%, to $198 million for the three months ended September 30, 2004 from $185 million for the three months ended September 30, 2003. This increase was primarily the result of a $17 million increase in our LTC business primarily attributable to additional amortization of deferred acquisition costs in the three months ended September 30, 2004 to reflect our policy termination experience and deferred selling expenses, as well as lower amortization expense in the three months ended September 30, 2003 that did not recur in 2004, partially offset by a decrease in amortization related to the reinsurance transactions with UFLIC in our LTC business.

Interest expense. Interest expense increased by $3 million to $4 million for the three months ended September 30, 2004 from $1 million for the three months ended September 30, 2003. This increase was primarily the result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003, supporting certain term life insurance policies.

Provision for income taxes. Provision for income taxes increased $10 million, or 14%, to $81 million for the three months ended September 30, 2004 from $71 million for the three months ended September 30, 2003. The effective tax rate increased to 37.5% for the three months ended September 30, 2004 from 35.3% for the three months ended September 30, 2003. The increase in effective tax rate was primarily due to the loss of certain foreign tax benefits as a result of our separation from GE.

Segment net earnings. Segment net earnings increased by $5 million, or 4%, to $135 million for the three months ended September 30, 2004 from $130 million for the three months ended September 30, 2003. This increase was primarily attributable to a $9 million increase in the net earnings of our life business associated with the growth of the in-force block and lower legal fees. Also contributing to the overall increase was a $3 million increase in the net earnings of our LTC business, which was attributable to growth in the in-force block and claims favorability, partially offset by an increase in deferred acquisition cost amortization and lower investment income resulting from a reallocation of capital to our Corporate and Other segment. This increase in our LTC business was also partially offset by decreased earnings associated with the reinsurance transactions with UFLIC. These increases were partially offset by decreases in net earnings of $4 million in PPI and $3 million in our group business. The PPI decrease in net earnings was primarily due to the loss of certain foreign tax benefits. The decrease in net earnings for our group business relates to a favorable benefits expense in the prior year period that did not recur in the three months ending September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Premiums. Premiums decreased $20 million, or 1%, to $3,387 million for the nine months ended September 30, 2004 from $3,407 million for the nine months ended September 30, 2003. This decrease was primarily the result of a $51 million decrease in PPI premiums consisting of a $226 million decrease on a constant-currency basis in the U.K., partially offset by the favorable impact of changes in foreign exchange rates of $118 million and a $57 million increase in premiums in Continental Europe. The decrease in U.K. premiums was attributable to the continued run-off of low return books of business. The increase in Continental Europe was attributable to the growth of our in-force business, which was due to new distribution relationships and the growth of consumer lending in Continental Europe. The decrease was also due to a decrease of $26 million in our LTC business primarily attributable to a $66 million decline in premiums related to the reinsurance transactions with UFLIC, partially offset by a $40 million increase in premiums associated with the growth of the in-force block. These decreases were offset in part by a $46 million increase in life premiums attributable to growth of the term in-force block and a $9 million increase in group premiums due to growth of the in-force block.

Net investment income. Net investment income increased $19 million, or 2%, to $913 million for the nine months ended September 30, 2004 from $894 million for the nine months ended September 30, 2003. This increase was primarily the result of an increase in invested assets, offset in part by declining yields on investments in the lower interest rate environment and a decrease resulting from a decrease in invested capital attributable to a reallocation of capital to our Corporate and Other segment in connection with our corporate reorganization. The increase in net investment income included $11 million in our PPI business due to favorable changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income decreased $6 million, or 2%, to $257 million for the nine months ended September 30, 2004 from $263 million for the nine months ended September 30, 2003. This decrease was primarily the result of a $7 million decrease in administrative fees from our group business that was primarily attributable to higher lapse rates in 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $7 million to $2,185 million for the nine months ended September 30, 2004 from $2,192 million for the nine months ended September 30, 2003. This decrease was primarily the result of a decrease in our PPI business of $58 million primarily relating to the continued run-off of low return books of PPI business, net of a $23 million increase related to foreign exchange rates. In addition, LTC benefits and other changes in policy reserves decreased $34 million, which consisted of an $82 million decrease primarily attributable to the reinsurance transactions with UFLIC, partially offset by a $48 million increase primarily attributable to increased reserves and benefit payments resulting from the normal, expected increases associated with the aging and continued growth of the LTC in-force block. These decreases were partially offset by a $20 million increase in claim payments in our life insurance business due to growth of the in-force block and a $15 million increase in our group business primarily attributable to the growth in the in-force block.

Interest credited. Interest credited decreased $4 million, or 1%, to $271 million for the nine months ended September 30, 2004 from $275 million for the nine months ended September 30, 2003.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $10 million, or 1%, to $815 million for the nine months ended September 30, 2004 from $805 million for the nine months ended September 30, 2003. The increase was primarily the result of a $25 million increase attributable to higher levels of business and a $3 million increase in commission expense in our group business. This increase was offset in part by a $21 million decrease in our life business primarily attributable to decreased legal fees following the agreement in principle to settle a class action litigation in the early fourth quarter of 2003 and lower commission expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $28 million, or 4%, to $661 million for the nine months ended September 30, 2004 from $689 million for the nine months ended September 30, 2003. This decrease was primarily the result of a $30 million decrease in our life business due to additional investment income related to bond calls and favorable universal life claims experience, both of which resulted in accelerated amortization in 2003, which did not recur in the nine months ended September 30, 2004, and run-off of the whole life insurance block. The decrease also includes a $69 million decrease in PPI due to our decision not to renew certain distribution relationships that did not meet our targeted returns on capital, partially offset by an increase of $53 million due to the changes in foreign exchange rates. These decreases were partially offset by a $13 million increase in our LTC business primarily due to the growth in the in-force block, partially offset by a decrease in amortization related to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $8 million to $9 million for the nine months ended September 30, 2004 from $1 million for the nine months ended September 30, 2003. This increase was primarily the result of interest paid on non-recourse funding obligations issued in the third and fourth quarters of 2003 to support certain term life insurance policies.

Provision for income taxes. Provision for income taxes increased $18 million, or 9%, to $228 million for the nine months ended September 30, 2004 from $210 million for the nine months ended September 30, 2003. The effective tax rate increased to 37.0% for the nine months ended September 30, 2004 from 34.9% for the nine months ended September 30, 2003. The increase in effective tax rate was primarily due to the loss of certain foreign tax benefits as a result of our separation from GE.

Segment net earnings. Segment net earnings decreased $4 million, or 1%, to $388 million for the nine months ended September 30, 2004 from $392 million for the nine months ended September 30, 2003. This decrease was primarily the result of decreases in net earnings for our PPI and group businesses, offset in part by an increase in net earnings in our life business. This decrease in net earnings in our PPI business was primarily attributable to the loss of certain foreign tax benefits, partially offset by a favorable impact of foreign exchange rates. The decrease in net earnings for our group business was attributable to favorable loss experience in 2003 that did not recur in 2004. The increase in net earnings in our life insurance business was attributable to growth of the in-force block and lower legal expenses following the agreement in principle to settle a class action litigation in the early fourth quarter of 2003. Our LTC business was unchanged, which was attributable to a loss of earnings from the reinsurance transactions with UFLIC and the decrease in investment income associated with a reallocation of capital from our LTC business to our Corporate and Other segment, offset by the growth of the in-force block.

Retirement Income and Investments segment

The following table sets forth the historical and pro forma results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are not included in our historical results after that date. As a result of the foregoing, our historical results of operations for the three and nine month periods ended September 30, 2004 are not comparable to our results of operations for the three and nine month periods ended September 30, 2003. The pro forma results of operations below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2003. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums.

	Historical				Pro forma
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$219	$237	$817	$746	$219	$237	$817	$746
Net investment income	393	618	1,579	1,881	414	381	1,223	1,169
Policy fees and other income	52	61	213	183	54	29	166	89

Total revenues	664	916	2,609	2,810	687	647	2,206	2,004

Benefits and expenses:
Benefits and other changes in policy reserves	281	463	1,270	1,376	288	316	1,008	935
Interest credited	237	315	817	947	245	248	729	748
Underwriting, acquisition and insurance expenses, net of deferrals	59	45	202	163	61	33	188	125
Amortization of deferred acquisition costs and intangibles	25	49	136	133	27	30	95	76
Interest expense	—	—	1	—	—	—	1	—

Total benefits and expenses	602	872	2,426	2,619	621	627	2,021	1,884

Earnings before income taxes	62	44	183	191	66	20	185	120
Provision for income taxes	22	13	65	63	24	5	66	39

Segment net earnings	$40	$31	$118	$128	$42	$15	$119	$81

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premiums. Premiums decreased $18 million, or 8%, to $219 million for the three months ended September 30, 2004 from $237 million for the three months ended September 30, 2003. This decrease was primarily the result of a $21 million decrease in premiums for life-contingent structured settlements that was primarily attributable to our decision to write those contracts only when we believe we will be able to achieve our targeted returns. This decrease was offset in part by a $3 million increase in premiums for life-contingent income annuities that was primarily attributable to new distribution relationships in 2004.

Net investment income. Net investment income decreased $225 million, or 36%, to $393 million for the three months ended September 30, 2004 from $618 million for the three months ended September 30, 2003. This decrease was primarily attributable to a $258 million decrease in investment income on variable annuities and structured settlements due to the reinsurance transactions with UFLIC which resulted in an overall decrease in invested assets, partially offset by an increase of $21 million in fixed and income annuities due to growth in these product lines.

Policy fees and other income. Policy fees and other income decreased $9 million, or 15%, to $52 million for the three months ended September 30, 2004 from $61 million for the three months ended September 30, 2003. The decrease in fee income of $34 million was primarily attributable to the reinsurance transactions with UFLIC. This decrease was partially offset by a $9 million increase in fee income earned pursuant to new arrangements into which we entered, effective as of January 1, 2004, to manage GE’s municipal GIC business, an $8 million increase in commission income attributable to increased sales of third-party products, a $3 million decrease in service fees earned on asset management services, and a $2 million increase in fee income attributable to increased assets in our asset management products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $182 million, or 39%, to $281 million for the three months ended September 30, 2004 from $463 million for the three months ended September 30, 2003. This decrease was primarily the result of a $154 million decrease related to the reinsurance transactions with UFLIC.

Interest credited. Interest credited decreased $78 million, or 25%, to $237 million for the three months ended September 30, 2004 from $315 million for the three months ended September 30, 2003. This decrease was primarily the result of a $75 million decrease in interest credited related to the reinsurance transactions with UFLIC. This decrease was also the result of a $2 million reduction in interest credited on institutional products due to a decline in the size of the in-force block, as well as lower average interest crediting rates. These decreases were offset by an $11 million increase in interest credited on fixed annuities due to an increase in the size of the in-force block, partially offset by lower average interest crediting rates.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $14 million, or 31%, to $59 million for the three months ended September 30, 2004 from $45 million for the three months ended September 30, 2003. The increase was primarily attributable to $13 million of variable annuity sales inducements to contractholders in the three months ended September 30, 2004, which were classified as deferred acquisition costs in the comparable period of the prior year. This increase was also the result of an $11 million increase in commission and other expenses incurred in our fee based products due to increased sales and an increase of $3 million in acquisition costs, net of deferrals in our spread based retail products associated with increased sales and lower deferral rates. These increases were partially offset by a $14 million decrease in recurring expenses associated with the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $24 million, or 49%, to $25 million for the three months ended September 30, 2004 from $49 million for the three months ended September 30, 2003. This decrease was primarily the result of a $21 million decrease relating to the reinsurance transactions with UFLIC.

Provision for income taxes. Provision for income taxes increased $9 million, or 69%, to $22 million for the three months ended September 30, 2004 from $13 million for the three months ended September 30, 2003. The effective tax rate increased to 35.5% for the three months ended September 30, 2004 from 29.6% for the three months ended September 30, 2003. This increase in effective tax rate was primarily due to an increase in state income taxes and favorable examination developments for the three months ended September 30, 2003, which did not recur for the three months ended September 30, 2004.

Segment net earnings. Segment net earnings increased by $9 million, or 29%, to $40 million for the three months ended September 30, 2004 from $31 million for the three months ended September 30, 2003. This increase was primarily attributable to increased net income on fixed annuities due to higher spreads and an increase in assets under management. This increase was also the result of fees received under new contracts with GE to manage its municipal GIC business. These increases were offset by lower net earnings on variable annuities and structured settlements attributable to the reinsurance transactions with UFLIC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Premiums. Premiums increased $71 million, or 10%, to $817 million for the nine months ended September 30, 2004 from $746 million for the nine months ended September 30, 2003. This increase was primarily the result of a $58 million increase in premiums for life-contingent income annuities that was primarily attributable to new distribution relationships in 2004, in addition to more competitive pricing for our products. This increase in premiums was also the result of a $13 million increase in premiums for life-contingent structured settlements due to more competitive pricing.

Net investment income. Net investment income decreased $302 million, or 16%, to $1,579 million for the nine months ended September 30, 2004 from $1,881 million for the nine months ended September 30, 2003. This decrease was primarily attributable to lower investment income on variable annuities and structured settlements due to the reinsurance transactions with UFLIC, as well as the reallocation of invested capital from the Retirement Income and Investments segment to the Corporate and Other segment.

Policy fees and other income. Policy fees and other income increased $30 million, or 16%, to $213 million for the nine months ended September 30, 2004 from $183 million for the nine months ended September 30, 2003. This increase was primarily the result of a $29 million increase in commission income attributable to increased sales of third-party products, $26 million of fee income earned pursuant to new arrangements we entered into, effective as of January 1, 2004, to provide investment administrative services related to a pool of municipal GICs issued by affiliates of GE, an $8 million increase in fee income attributable to increased assets under management, and an $8 million increase in service fees on asset management services. These increases were partially offset by $47 million of lower fee income related to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $106 million, or 8%, to $1,270 million for the nine months ended September 30, 2004 from $1,376 million for the nine months ended September 30, 2003. This decrease was primarily the result of a $179 million decrease related to the reinsurance transactions with UFLIC. This decrease was partially offset by reserve increases of $58 million for life-contingent income annuities and $13 million for life-contingent structured settlements attributable to higher sales of these products.

Interest credited. Interest credited decreased $130 million, or 14%, to $817 million for the nine months ended September 30, 2004 from $947 million for the nine months ended September 30, 2003. This decrease was primarily attributable to a $111 million decrease in interest credited associated with the reinsurance transactions with UFLIC. This decrease was also the result of a $21 million decrease related to lower interest credited on institutional products due to a decline in the size of the in-force block, as well as lower average interest crediting rates.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $39 million, or 24%, to $202 million for the nine months ended September 30, 2004 from $163 million for the nine months ended September 30, 2003. This increase was primarily the result of a $29 million increase in commission and other expenses incurred in our fee based products due to increased sales. This increase was also the result of $26 million of variable annuity sales inducements, which were classified as deferred acquisition costs in the comparable period of the prior year. Also contributing to this increase was a $10 million increase in acquisition costs, net of deferrals in our spread based retail products associated with increased volume. These increases were partially offset by a $24 million decrease in recurring expenses associated with blocks of business ceded as part of the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $3 million, or 2%, to $136 million for the nine months ended September 30, 2004 from $133 million for the nine months ended September 30, 2003. This increase was primarily the result of an increase in fixed annuities due in part to improved spreads. This increase was partially offset by a decrease related to the reinsurance transactions with UFLIC.

Provision for income taxes. Provision for income taxes increased $2 million, or 3%, to $65 million for the nine months ended September 30, 2004 from $63 million for the nine months ended September 30, 2003. The effective tax rate increased to 35.5% for the nine months ended September 30, 2004 from 33.0% for the nine months ended September 30, 2003. This increase in effective tax rate was primarily due to an increase in state income taxes and favorable examination developments for the nine months ended September 30, 2003, which did not recur for the nine months ended September 30, 2004.

Segment net earnings. Segment net earnings decreased by $10 million, or 8%, to $118 million for the nine months ended September 30, 2004 from $128 million for the nine months ended September 30, 2003. This decrease was primarily attributable to lower net earnings on variable annuities and structured settlements related to the reinsurance transactions with UFLIC. This decrease was partly offset by fees received under new contracts with GE to manage its municipal GIC business, as well as growth in our asset management business.

Mortgage Insurance segment

The following table presents the historical results of operations relating to our Mortgage Insurance segment. There are no pro forma adjustments to the Mortgage Insurance segment’s results of operations.

	Historical
	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Revenues:
Premiums	$197	$182	$587	$522
Net investment income	65	56	186	160
Policy fees and other income	10	13	28	38

Total revenues	272	251	801	720

Benefits and expenses:
Benefits and other changes in policy reserves	46	44	112	69
Underwriting, acquisition and insurance expenses, net of deferrals	64	74	193	225
Amortization of deferred acquisition costs and intangibles	12	10	35	26

Total benefits and expenses	122	128	340	320

Earnings before income taxes	150	123	461	400
Provision for income taxes	48	30	142	108

Segment net earnings	$102	$93	$319	$292

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premiums. Premiums increased $15 million, or 8%, to $197 million for the three months ended September 30, 2004 from $182 million for the three months ended September 30, 2003. This increase was primarily the result of a $25 million increase in premiums in our international mortgage insurance business, $4 million of which was attributable to changes in foreign exchange rates, as a result of the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premium reserves over time in accordance with the expected expiration of risk. As of September 30, 2004, our unearned premium reserves were $1.4 billion. The increase in international premiums was offset by a $10 million decrease in U.S. mortgage insurance premiums. This decrease was the result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written.

Net investment income. Net investment income increased $9 million, or 16%, to $65 million for the three months ended September 30, 2004 from $56 million for the three months ended September 30, 2003. The increase was primarily attributable to a $5 million increase in net investment income resulting from additional invested assets in our international mortgage insurance business and a $4 million increase attributable to increased investment yields in our U.S. mortgage insurance business resulting from investment portfolio repositioning.

Policy fees and other income. Policy fees and other income decreased $3 million, or 23%, to $10 million for the three months ended September 30, 2004 from $13 million for the three months ended September 30, 2003. This decrease was primarily the result of a $4 million decrease in fees for contract underwriting services attributable to lower U.S. refinancing activity for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $2 million, or 5%, to $46 million for the three months ended September 30, 2004 from $44 million for the three months ended September 30, 2003. This increase was primarily the result of a $9 million increase in U.S. mortgage insurance claims paid and a $2 million increase principally attributable to the aging of our international mortgage insurance business in-force block, partially offset by a $9 million decrease in U.S. loss reserves primarily attributable to favorable delinquency experience in our U.S. mortgage insurance business.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $10 million, or 14%, to $64 million for the three months ended September 30, 2004 from $74 million for the three months ended September 30, 2003. This decline was primarily attributable to a $15 million decrease in underwriting expenses as a result of lower mortgage refinancing activity in the U.S., partially offset by a $5 million increase in expenses to support the expansion of our international mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $2 million, or 20%, to $12 million for the three months ended September 30, 2004 from $10 million for the three months ended September 30, 2003. This increase was primarily attributable to growth in our international mortgage insurance business.

Provision for income taxes. Provision for income taxes increased $18 million, or 60%, to $48 million for the three months ended September 30, 2004 from $30 million for the three months ended September 30, 2003. The effective tax rate increased to 32.0% for the three months ended September 30, 2004 from 24.4% for the three months ended September 30, 2003. This increase in effective tax rate was primarily due to an increase in state income taxes and the loss of certain foreign tax benefits as a result of our separation from GE. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income in our U.S. mortgage insurance business.

Segment net earnings. Segment net earnings increased $9 million, or 10%, to $102 million for the three months ended September 30, 2004 from $93 million for the three months ended September 30, 2003. The increase in segment net earnings was primarily attributable to an $8 million increase in our international mortgage insurance business, $3 million of which was due to changes in foreign exchange rates. The increase in our international mortgage insurance net earnings was primarily attributable to continued growth of that business.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Premiums. Premiums increased $65 million, or 12%, to $587 million for the nine months ended September 30, 2004 from $522 million for the nine months ended September 30, 2003. This increase was primarily the result of a $91 million increase in premiums in our international mortgage insurance business, $28 million of which was attributable to changes in foreign exchange rates. The increase was the result of the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. The increase in international premiums was partially offset by a $26 million decrease in our U.S. mortgage insurance premiums. This decrease was the result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written and an increase in premiums ceded to captive reinsurers.

Net investment income. Net investment income increased $26 million, or 16%, to $186 million for the nine months ended September 30, 2004 from $160 million for the nine months ended September 30, 2003. The increase was primarily attributable to a $25 million increase in net investment income resulting from additional invested assets in our international mortgage insurance business, $10 million of which was due to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income decreased $10 million, or 26%, to $28 million for the nine months ended September 30, 2004 from $38 million for the nine months ended September 30, 2003. This decrease was primarily the result of a $16 million decrease in fees for contract underwriting services attributable to lower U.S. refinancing activity for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease was partially offset by a $6 million increase in Canadian policy fees driven by an increase in Canadian mortgage originations.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $43 million, or 62%, to $112 million for the nine months ended September 30, 2004 from $69 million for the nine months ended September 30, 2003. This increase was primarily the result of a $23 million increase in U.S. paid losses in excess of reserves and an $8 million increase primarily attributable to a lower amount of favorable U.S. loss development on prior-year reserves. The increase was also attributable to a $12 million increase primarily attributable to increased mortgage delinquencies and claims associated with the aging of our international mortgage insurance in-force block, $3 million of which was due to changes in foreign exchange rates.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $32 million, or 14%, to $193 million for the nine months ended September 30, 2004 from $225 million for the nine months ended September 30, 2003. This decrease was primarily attributable to a $27 million decrease in contract underwriting expenses due to lower refinancing activity in the U.S. in 2004, a $23 million decrease in the provision for indemnity liabilities related to reduced underwriting volume in 2004 and an $8 million decrease primarily attributable to the updating of the indemnity liability assumptions used in 2003 to reflect recent underwriting experience. These decreases were offset in part by a $26 million increase in expenses to support the expansion of our international mortgage insurance business, $7 million of which was attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $9 million, or 35%, to $35 million for the nine months ended September 30, 2004 from

$26 million for the nine months ended September 30, 2003. This increase was primarily attributable to growth in our international mortgage insurance business.

Provision for income taxes. Provision for income taxes increased $34 million, or 31%, to $142 million for the nine months ended September 30, 2004 from $108 million for the nine months ended September 30, 2003. The effective tax rate increased to 30.8% for the nine months ended September 30, 2004 from 27.0% for the nine months ended September 30, 2003. This increase in effective tax rate was primarily attributable to an increase in state income taxes and the loss of certain foreign tax benefits as a result of our separation from GE. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income in our U.S. mortgage insurance business.

Segment net earnings. Segment net earnings increased $27 million, or 9%, to $319 million for the nine months ended September 30, 2004 from $292 million for the nine months ended September 30, 2003. This increase in segment net earnings was primarily attributable to a $39 million increase in net earnings in our international mortgage insurance business, $19 million of which was due to changes in foreign exchange rates, partially offset by a $12 million decrease in net earnings in our U.S. mortgage insurance business. The increase in international net earnings was primarily attributable to continued growth in that business. The decrease in U.S. net earnings was primarily attributable to a decrease in premiums due to a continued decline in the in-force block, an increase in ceding to captive reinsurers and a lower amount of favorable U.S. loss development on prior-year reserves, partially offset by lower refinancing activity in 2004, which reduced underwriting expenses.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Pro forma financial information is not presented for the Affinity segment because we did not acquire any of the Affinity segment businesses from GEFAHI. Accordingly, results of the Affinity segment are included in our historical results of operations through May 24, 2004 but excluded thereafter. As a result of the foregoing, our historical results of operations for the three and nine month periods ended September 30, 2004 are not comparable to our results of operations for the three and nine month periods ended September 30, 2003.

The operations of the Affinity segment are not included in our historical results for the three months ended September 30, 2004. Therefore, a comparative discussion of its results is not included herein.

	Historical
	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003
Revenues:
Premiums	$—	$66	$88	$187
Net investment income	—	18	26	49
Policy fees and other income	—	65	104	195

Total revenues	—	149	218	431

Benefits and expenses:
Benefits and other changes in policy reserves	—	52	80	136
Underwriting, acquisition and insurance expenses, net of deferrals	—	65	123	196
Amortization of deferred acquisition costs and intangibles	—	27	47	76

Total benefits and expenses	—	144	250	408

Earnings before income taxes	—	5	(32)	23
Provision (benefit) for income taxes	—	1	(18)	8

Segment net earnings (loss)	$—	$4	$(14)	$15

Corporate and Other segment

The following table sets forth the historical and pro forma results of operations relating to our Corporate and Other segment. There were no pro forma adjustments to premiums or policy fees and other income because there are no premiums or policy fees and other income in the Corporate and Other segment that were ceded to UFLIC in connection with the reinsurance transactions. Pro forma net investment income is different from our historical net investment income primarily as a result of net investment income earned on excess surplus assets that were transferred from the Protection and Retirement Income and Investments segments to the Corporate and Other segment in 2004, offset in part by a decrease attributable to reduced net investment income related to the $1.836 billion capital contribution that we made to UFLIC in connection with our corporate reorganization. Pro forma revenues are different from our historical revenues primarily as a result of the adjustments to net investment income due to the transfer of assets from the Protection and Retirement Income and Investments segments as discussed above, partially offset by the exclusion from our results of operations of net realized investment gains (losses) related to the long-term care insurance, structured settlement and variable annuity blocks we ceded to UFLIC in connection with the reinsurance transactions and net realized investment gains (losses) related to the Affinity segment. Pro forma benefits and expenses are different from our historical benefits and expenses primarily as a result of the interest expense attributable to our revised debt structure following the completion of the IPO, including the offerings of senior notes and commercial paper as described in note 9 to the interim unaudited financial statements.

	Historical				Pro forma
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues:
Premiums	$22	$29	$74	$79	$22	$29	$74	$79
Net investment income (loss)	29	43	119	36	29	50	117	59
Net realized gains (losses) on investment securities	3	(13)	27	(29)	3	(9)	24	(11)
Policy fees and other income	6	2	10	6	6	2	10	6

Total revenues	60	61	230	92	60	72	225	133

Benefits and expenses:
Benefits and other changes in policy reserves	9	12	28	33	9	12	27	33
Interest credited	—	—	—	—	—	—	—	—
Underwriting, acquisition and insurance expenses, net of deferrals	9	55	50	100	9	54	56	96
Amortization of deferred acquisition costs and intangibles	7	5	13	11	7	5	14	11
Interest expense	56	39	144	93	56	56	170	143

Total benefits and expenses	81	111	235	237	81	127	267	283

Losses before income taxes	(21)	(50)	(5)	(145)	(21)	(55)	(42)	(150)
Provision (benefit) for income taxes	(15)	(22)	7	(67)	(15)	(25)	(7)	(73)

Segment net losses	$(6)	$(28)	$(12)	$(78)	$(6)	$(30)	$(35)	$(77)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premiums. Premiums decreased $7 million, or 24%, to $22 million for the three months ended September 30, 2004 from $29 million for the three months ended September 30, 2003. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit life blocks.

Net investment income. Net investment income decreased $14 million to $29 million for the three months ended September 30, 2004 from $43 million for the three months ended September 30, 2003. The decrease in net investment income was primarily attributable to a $9 million decrease in net investment income relating to lower average invested assets as a result of dividends paid to our parent in the fourth quarter of 2003. In addition, net investment income for the three months ended September 30, 2004 included a decrease of $5 million related to a declining principal balance in two securitization entities that were consolidated in our financial statements on July 1, 2003 in connection with our adoption of FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN46”).

Net realized investment gains (losses). See the comparison of this line under “Historical Combined and Pro Forma Results of Operations”.

Policy fees and other income. Policy fees and other income increased $4 million to $6 million for the three months ended September 30, 2004 compared to $2 million for the three months ended September 30, 2003.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $3 million to $9 million for the three months ended September 30, 2004 from $12 million for the three months ended September 30, 2003. This decrease was primarily attributable to the run-off of certain credit life blocks in our Bermuda reinsurer and favorable claims experience from our Mexico auto insurer.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, primarily consists of expenses of our Bermuda reinsurer, Mexico auto insurer and corporate expenses that are not allocated for segment reporting purposes. These corporate expenses include items such as class-action litigation settlements, advertising and marketing costs, severance and restructuring charges and other corporate-level expenses. Underwriting, acquisition and insurance expenses, net of deferrals decreased $46 million to $9 million for the three months ended September 30, 2004 compared to $55 million for the three months ended September 30, 2003. This decrease was primarily attributable to the non-recurrence of a $59 million litigation expense in 2003, partially offset by $9 million of expenses related to the issuance of options and stock appreciation rights in connection with our corporate reorganization and $8 million in branding expenses in 2004.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $2 million to $7 million for the three months ended September 30, 2004 from $5 million for the three months ended September 30, 2003. This increase was primarily attributable to an increase in software amortization.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $17 million, or 44%, to $56 million for the three months ended September 30, 2004 from $39 million for the three months ended September 30, 2003. This increase was primarily the result of $19 million of interest expense associated with the a change in debt structure associated with our corporate reorganization.

Provision (benefit) for income taxes. Provision for income taxes increased $7 million to a benefit of $15 million for the three months ended September 30, 2004 from a benefit of $22 million for the three months ended September 30, 2003. The components of tax expense for the Corporate and Other segment are not directly allocable to specific products or segments.

Segment net losses. Segment net losses decreased $22 million to $6 million for the three months ended September 30, 2004 from $28 million for the three months ended September 30, 2003. The decrease in net losses was primarily attributable to a $46 million decrease in underwriting, acquisition and insurance expenses, net of deferrals due primarily to the non-recurrence of a litigation expense in 2003 and an increase in realized investment gains due to lower unrealized investment losses of $16 million. These decreases were partially offset by an increase of $17 million in interest expense associated with a change in debt structure following our corporate reorganization and a $14 million decrease in net investment income primarily attributable to lower average invested assets and the declining principal balance of two securitization entities.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Premiums. Premiums decreased $5 million to $74 million for the nine months ended September 30, 2004 from $79 million for the nine months ended September 30, 2003. This decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit life blocks.

Net investment income. Net investment income increased $83 million to $119 million for the nine months ended September 30, 2004 from $36 million for the nine months ended September 30, 2003. The increase in net investment income was primarily attributable to an increase in assets that were not required to be allocated to the operating segments, including $23 million from partnership and equity investments, and $27 million from two securitization entities that were consolidated in our financial statements on July 1, 2003 in connection with our adoption of FIN 46.

Net realized investment gains (losses). See the comparison of this line under “Historical Combined and Pro Forma Results of Operations.”

Policy fees and other income. Policy fees and other income increased $4 million to $10 million for the nine months ended September 30, 2004 from $6 million for the nine months ended September 30, 2003. The increase in policy fees and other income was primarily attributable to income associated with the transition services agreement with GE related to our corporate reorganization.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves decreased by $5 million to $28 million for the nine months ended September 30, 2004 from $33 million for the nine months ended September 30, 2003. This decrease was primarily attributable to favorable claims experience in our Bermuda reinsurer partially offset by an increase in benefits from our Mexico auto insurer.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $50 million to $50 million for the nine months ended September 30, 2004 from $100 million for the nine months ended September 30, 2003. This decrease was primarily attributable to the non-recurrence of a $59 million litigation expense in 2003 and a decrease of $17 million in allocated expenses from our parent as a result of our corporate reorganization. This decrease was partially offset by $18 million of expenses relating to the issuance of options and stock appreciation rights in connection with our corporate reorganization and a $19 million increase in expenses relating to branding.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $2 million to $13 million for the nine months ended September 30, 2004 from $11 million for the nine months ended September 30, 2003. This increase was primarily attributable to an increase in software amortization.

Interest expense. Interest expense increased $51 million to $144 million for the nine months ended September 30, 2004 from $93 million for the nine months ended September 30, 2003. This increase was primarily the result of $38 million of interest expense associated with a change in debt structure as the result of our corporate reorganization and a $22 million increase attributable to the securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003. These increases were partially offset by lower interest rates on outstanding borrowings.

Provision (benefit) for income taxes. Provision for income taxes increased $74 million to an expense of $7 million for the nine months ended September 30, 2004 from a benefit of $67 million for the nine months ended September 30, 2003. The increased provision was primarily attributable to IPO-related transaction taxes, principally with respect to the transfer to us of companies that were not subject to the election made under section 338 of the Internal Revenue Code, and the increase in earnings before income taxes. Components of tax expense for the Corporate and Other segment are not directly allocable to specific products or segments.

Segment net loss. Segment net loss decreased $66 million to $12 million for the nine months ended September 30, 2004 from $78 million for the nine months ended September 30, 2003. The decrease in net losses was primarily attributable to the non-recurrence of a litigation expense in 2003, higher income from equity securities and other investments attributable to improved equity market performance, and an increase in invested assets not required to be allocated to the operating segments. The decrease in net losses was offset in part by an increase in provision for income taxes, which included a one-time tax charge related to our IPO.

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

The release of the statutory reserves and payment of the dividend by our U.S. mortgage insurance business to us are subject to statutory limitations, regulatory approval and the absence of any impact on our financial ratings. If regulatory approval has been obtained by May 24, 2005, but our financial ratings have not been affirmed, the term of the Contingent Note will be extended for a period up to twelve months to obtain affirmation of our financial ratings. We are required to use reasonable best efforts to obtain all regulatory approvals that are required for our principal U.S. mortgage insurance subsidiary to release statutory contingency reserves and declare and pay a dividend to satisfy the repayment of the Contingent Note. Any portion of the Contingent Note that is not repaid by May 24, 2005 or by the extended term, if applicable, will be canceled. We will record any portion of the Contingent Note that is canceled as a capital contribution. If our U.S. mortgage insurance business effects an accelerated release from its statutory contingency reserve and distributes such released funds to us, we intend to retain the first $150 million of those funds in a segregated account at our holding company to pay debt servicing expenses and dividends on our common stock. Of this amount, we expect that $50 million will be available for disbursement during 2005, and $100 million will be available for disbursement during 2006.

The liabilities we assumed from GEFAHI include the Yen Notes, which are ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI, ¥3 billion of which GEFAHI held and transferred to us in connection with our corporate reorganization. In the three months ended September 30, 2004, the ¥3 billion transferred to Genworth has been retired. We have entered into arrangements to swap our obligations under the Yen Notes to a U.S. dollar obligation with a principal amount of $491 million and bearing interest at a rate of 4.84% per annum. We also entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE, estimated to have a present value of approximately $386 million.

We repaid the $2.4 billion note to GEFAHI with proceeds from the borrowings under a $2.4 billion short-term credit facility with a syndicate of banks concurrently with the completion of the IPO. The $2.4 billion borrowed under the short-term credit facility was repaid from the proceeds of a $1.9 billion offering of senior notes, which was completed on June 15, 2004, and the proceeds from the issuance of $500 million in commercial paper. The notes have aggregate principal amounts and maturities as follows: $500 million due 2007, $500 million due 2009, $600 million due 2014, and $300 million due 2034. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates are 3.53% on the three-year notes, 4.48% on the five-year notes, 5.51% on the ten-year notes and 6.35% on the thirty-year notes. The commercial paper was issued under a $1 billion commercial paper program that we have established. We may issue additional commercial paper under this program from time to time.

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

Net cash provided from operating activities was $4,431 million and $4,195 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of income annuities with life contingencies and long-term care insurance, as well as sales of structured settlements with life contingencies and term-life insurance. The increase in cash from operating activities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 of $236 million was primarily the result of the timing of cash settlement for other assets and liabilities.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(4,262) million and $(2,614) million for the nine months ended September 30, 2004 and 2003, respectively.

The increase in net cash from investing activities for the nine months ended September 30, 2004 compared to September 30, 2003, of $1,648, million was primarily the result of a $1,621 million decrease in cash provided by the proceeds from the sale of our Japan/Auto businesses in 2003 that did not recur in 2004.

Net cash from financing activities was $(777) million and $(7) million for the nine months ended September 30, 2004 and 2003, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, other capital transactions, as well as the issuance and redemptions and benefit payments on investment contracts. The $770 million decrease in cash from financing activities for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily the result of dividends paid to our stockholder of $1,581 million, a reduction in our short-term borrowings and cash of $838 million as part of our corporate reorganization, offset by capital contributions of $1,894 million received from our majority stockholder.

As of September 30, 2004, we had approximately $2.9 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days but can be less than 30 days. GE Capital has agreed to guarantee our obligations under certain annually renewable funding agreements that were issued prior to November 18, 2003, and certain renewals with a final maturity on or before June 30, 2005. This guarantee covers our obligation to contractholders and requires us to reimburse GE Capital for any such payments made to contractholders under the guarantee. As of September 30, 2004, the aggregate amount outstanding of funding agreements guaranteed by GE Capital was approximately $2.0 billion. As of September 30, 2004, our funding agreements with put option notice periods of 90 days were $1.6 billion, those with put option notice periods of 30 days were $150 million and those with put option notice of seven days were $50 million.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2004, our total cash and invested assets was $66 billion. Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests, real estate and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 36% of the carrying value of our total cash and invested assets as of September 30, 2004.

Total assets were $102.1 billion as of September 30, 2004, compared to $103.4 billion as of December 31, 2003. The decrease was primarily attributable to $2.1 billion of assets that were not transferred to us in connection with our corporate reorganization, a $1.0 billion decrease in other assets related to settlements of intercompany accounts with GE, and an increase of $1.0 billion in unrealized investment losses, partially offset by an increase of $3.0 billion in fixed maturity investments. Total liabilities were $89.9 billion as of September 30, 2004, compared to $87.6 billion as of December 31, 2003. The increase was primarily due to growth in contract holder liabilities and reserves as well as the issuance of $600 million of our Equity Units, $100 million of our mandatorily redeemable Series A Preferred Stock, and the $550 million Contingent Note, partially offset by the tax impact of our corporate reorganization and other liabilities that were not transferred to us in connection with our corporate reorganization.

Impairments of Investment Securities

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our portfolio management, finance and risk teams. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of September 30, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $45 million.

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value. Fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The carrying value of infrequently traded securities as of September 30, 2004 was $12 billion.

For the three months ended September 30, 2004 and 2003, we recognized impairment losses of $4 million and $8 million, respectively. For the nine months ended September 30, 2004 and 2003, we recognized impairments of $13 million and $211 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio for reasons such as credit quality, yield and liquidity requirements and portfolio diversification. For the three and nine months ended September, 2004, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $11 million and $34 million, respectively. The aggregate fair value of securities sold at a loss during the three and nine months ended September 30, 2004 were $0.6 billion and $1.3 billion, respectively, which was approximately 98% and 97% of book value.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2004:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% underwater	# of securities
Fixed maturities:
U.S. government and agencies	$70	$70	$—	—	6
State and municipal	64	63	(1)	1.6%	15
Government - non U.S.	299	294	(5)	1.7%	58
U.S. corporate	3,185	3,113	(72)	2.3%	340
Corporate - non U.S.	1,561	1,538	(23)	1.5%	170
Asset Backed	583	579	(4)	0.7%	82
Mortgage Backed	1,614	1,595	(19)	1.2%	193

Subtotal, fixed maturities	7,376	7,252	(124)	1.7%	864
Equities securities	3	3	—	—	13

Total temporarily impaired securities	$7,379	$7,255	$(124)	1.7%	877

% Underwater - fixed maturities:
<20% Underwater	$7,309	$7,202	$(107)	1.5%	851
20-50% Underwater	67	50	(17)	25.4%	7
>50% Underwater	—	—	—	—	6

Total fixed securities	$7,376	$7,252	$(124)	1.7%	864

% Underwater - equity securities:
<20% Underwater	$3	$3	$—	—	9
20-50% Underwater	—	—	—	—	—
>50% Underwater	—	—	—	—	4

Total equity securities	3	3	—	—	13

Total temporarily impaired securities	$7,379	$7,255	$(124)	1.7%	877

Investment grade	$6,959	$6,853	$(106)	1.5%	727
Below investment grade	387	369	(18)	4.7%	131
Not Rated - Fixed maturities	30	30	—	—	6
Not Rated - Equities	3	3	—	—	13

Total temporarily impaired securities	$7,379	$7,255	$(124)	1.7%	877

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% underwater	# of securities
Fixed maturities:
U.S. government and agencies	$16	$15	$(1)	6.3%	2
State and municipal	6	6	—	—	3
Government - non U.S.	136	134	(2)	1.5%	8
U.S. corporate	1,144	1,024	(120)	10.5%	147
Corporate - non U.S.	298	289	(9)	3.0%	57
Asset Backed	30	30	—	—	2
Mortgage Backed	261	248	(13)	5.0%	69

Subtotal, fixed maturities	1,891	1,746	(145)	7.7%	288
Equities securities	23	20	(3)	13.0%	26

Total temporarily impaired securities	$1,914	$1,766	$(148)	7.7%	314

% Underwater - fixed maturities:
<20% Underwater	$1,697	$1,617	$(80)	4.7%	231
20-50% Underwater	156	114	(42)	26.9%	30
>50% Underwater	38	15	(23)	60.5%	27

Total fixed maturities	$1,891	$1,746	$(145)	7.7%	288

% Underwater - equity securities:
<20% Underwater	$21	$19	$(2)	9.5%	10
20-50% Underwater	2	1	(1)	50.0%	11
>50% Underwater	—	—	—	—	5

Total equity maturities	23	20	(3)	13.0%	26

Total temporarily impaired securities	$1,914	$1,766	$(148)	7.7%	314

Investment grade	$1,498	$1,426	$(72)	4.8%	192
Below investment grade	392	319	(73)	18.6%	95
Not Rated - Fixed maturities	1	1	—	—	1
Not Rated - Equities	23	20	(3)	13.0%	26

Total temporarily impaired securities	$1,914	$1,766	$(148)	7.7%	314

The investment securities in an unrealized loss position for less than twelve months account for $124 million, or 45%, of our total unrealized losses. Of the securities in this category, there were two securities with an unrealized loss in excess of $5 million. These two securities had aggregate unrealized losses of $12 million. The amount of the unrealized loss on these securities is driven primarily by the relative size of the holdings, the par values of which range from $36 million to $40 million, and by their maturities. Both securities are performing as expected.

The investment securities in an unrealized loss position for twelve months or more account for $148 million, or 55%, of our total unrealized losses. There are 122 fixed-maturity securities in four industry groups that account for $92 million, or 62%, of the unrealized losses in this category.

Fifty-nine of these 122 securities are in the finance and insurance sector. Within this sector, no single issue has unrealized losses greater than $5 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended September 30, 2004.

Thirty-four of these 122 securities are in the transportation sector and are related to the airline industry. One hundred percent of our airline securities are collateralized by commercial jet aircraft associated with seven domestic airlines. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. In accordance with our impairment policy described above, we recognized less than $1 million of impairments in 2004 and $21 million and $30 million in other-than-temporary impairments for the three and nine months ended September 30, 2003, respectively, associated with the airline industry due to either bankruptcies or restructurings. These holdings were written down to estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft. As of September 30, 2004, we expect to collect full principal and interest in accordance with the contractual terms of the instruments of our remaining holdings in airline securities. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

Fourteen of these 122 securities are in the industrial sector and are primarily in the chemical and paper and timber products industries. Within this sector, there are two issuers, comprising five of the fourteen securities, which represent $12 million of the unrealized losses in this sector. These two issuers, one of which is in the chemical industry and one of which is in the timber products industry, are current on all terms, show improving trends with regards to liquidity and security price and are not considered at risk of impairment. Our other holdings issued by the chemical company are in unrealized gain positions. Our other holdings issued by the timber products company are collateralized by assets, which provide greater than 100% coverage of the outstanding obligations based on the most recent valuations performed. Each of the other securities in this sector has unrealized losses of less than $5 million.

Eight of these 122 securities are in the technology and communication sectors, of which there was one issuer with unrealized losses in excess of $5 million. This issuer is performing as expected. The aggregate par value of securities from this issuer was $48 million. No other single issuer of fixed-maturities in this sector has an unrealized loss of greater than $5 million.

The remaining seven of these 122 securities are in other industry sectors, two securities of which had an unrealized loss of greater than $5 million. The amount of the unrealized losses on these securities is driven primarily by the relative size of the holdings, the par value by issuer which ranges from $37 million to $40 million, and by the maturities. Both of these issuers are performing as expected. No other single issuer of fixed-maturities in these sectors has an unrealized loss of greater than $5 million.

The equity securities in an unrealized loss position for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single security had an unrealized loss of greater than $2 million as of September 30, 2004.

Off-balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

We have not used securitization transactions to provide us with additional liquidity, and we do not anticipate using securitization transactions for that purpose in the future. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of September 30, 2004 and December 31, 2003 were $1.6 billion and $1.6 billion, respectively.

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

GE Capital, our indirect parent and majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third party. Because these securitization entities lost their qualifying status, we were required to include $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our Combined Statement of Financial Position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Combined Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities.

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $36 million of revenue, $2 million of general expenses and $27 million of interest expense associated with these newly consolidated entities in our historical combined financial statements for the period from July 1 to December 31, 2003. For the nine months ended September 30, 2004, we included $49 million of revenue, $3 million of general expenses and $36 million of interest expense associated with these entities in our historical combined financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Combined Statement of Financial Position, which are part of our Corporate and Other segment as of September 30, 2004 and December 31, 2003:

(Dollar amounts in millions)	September 30, 2004	December 31, 2003
Assets:
Restricted investments held by securitization entities	$925	$1,069
Other assets	47	65

Total(1)	$972	$1,134

Liabilities:
Borrowings related to securitization entities	$903	$1,018
Other liabilities	29	59

Total	$932	$1,077

(1)	Includes $34 million and $51 million of retained interests in securitized assets as of September 30, 2004 and December 31, 2003, respectively, that are consolidated.

New Accounting Standards

Currently effective

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we adopted on January 1, 2004. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. Prior to adopting SOP 03-1 we held reserves for the higher-tier annuitization benefit on two-tiered annuities. To record these reserves in accordance with SOP 03-1, we released $10 million, or 7%, of our two-tiered annuity reserves and $3 million of guaranteed minimum death benefit reserves. After giving effect to the impact of additional amortization of deferred acquisition costs related to these reserve releases, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes, which is not reflected in net earnings from continuing operations.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of September 30, 2004, and December 31, 2003, was $65 billion and $79 billion, respectively, of which 78% and 83%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the nine months ended September 30, 2004 and 2003, 26% and 23%, respectively, of our net earnings from continuing operations were generated by our international operations.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would decrease the market value of our fixed income securities portfolio by approximately $3 billion, based on our securities positions as of September 30, 2004.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our combined currency exposure as of September 30, 2004, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of September 30, 2004, that such a decrease would have an insignificant effect on our net earnings from continuing operations for the year ended December 31, 2004.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $24 million, based on our equity positions as of September 30, 2004. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

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

The following table sets forth an analysis of our counterparty credit risk exposures net of collateral held as of the dates indicated:

Moody’s Rating	September 30, 2004	December 31,
		2003	2002
Aaa	91%	95%	91%
Aa	9%	5%	9%

	100%	100%	100%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payment and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. In our investment-related operations, we are or may become subject to litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, state insurance regulatory authorities and other authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance, investment and other laws and regulations.

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

One of our insurance subsidiaries is named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court as a class action on behalf of all persons who purchased certain universal life insurance policies from that subsidiary and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis with respect to the insurance subsidiary named in the lawsuit. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. We have been named as a defendant in five lawsuits brought by 41 such individuals. However, we cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the five pending cases, on our financial condition, results of operations or reputation.

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the

FCRA requires an “adverse action” notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” In the Karwo case, the codefendant, CitiMortgage, filed a motion to dismiss, which was recently denied. Similar cases are pending against six other mortgage insurers. In two of those cases, both in the Middle District of Florida, the judges have denied motions for class certification. In at least one of those cases, a motion for reconsideration has been filed. We intend to vigorously defend against these actions, but we cannot predict their outcome.

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

One of our insurance subsidiaries is a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. The five cases are Monger v. Allen, Maynard and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, et al. (filed June 25, 2004). The Monger and Hanrick cases have been settled. The remaining three cases are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Warfel alleges breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in the three unresolved actions is approximately $883,000. The plaintiff in Warfel seeks damages of $1.4 million, and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. In October, 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. Although we cannot determine the ultimate outcome of these suits, we do not believe they will have a material effect on our financial condition or results of operations. However, we cannot determine whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Recent Regulatory Developments

With respect to the New York State Attorney General’s recent industry-wide investigation regarding the practice of paying “contingent commissions” to insurance brokers, we have not received a subpoena or other inquiry from the New York State Attorney General. In general, however, we are subject to various regulatory inquiries from state and federal regulators and other authorities. Some of these inquiries are specific to us, and others are generally applicable to business practices in the industry in which we operate. The industry-wide inquiries include those regarding distribution and service provider compensation arrangements, market timing and late trading in variable annuity contracts, and variable annuity sales practices/exchanges. We have received and responded to such inquiries and follow-up inquiries, and will continue to be responsive. Our responses include our response to a New York State Attorney General subpoena received in the fall of 2003 regarding market timing and late trading in variable products and mutual funds, with respect to which we have not received any follow-up from the New York State Attorney General. We have also responded to the Securities and Exchange Commission’s, NASD’s, and state regulators’ general requests, examination requests, subpoenas and/or follow-up requests, on these industry-wide inquiries. These and potentially other inquiries, investigations and/or legal actions may continue in the future and could result in legal precedents and/or new industry-wide regulation or practices that could adversely affect our business.

Item 6.	Exhibits

10.3.1	Letter, dated August 18, 2004, from General Electric Company to Genworth Financial, Inc., regarding the Transition Services Agreement, dated May 24, 2004, among General Electric Company, General Electric Capital Corporation, GEI, Inc., GE Financial Assurance Holdings, Inc., GNA Corporation, GE Asset Management Incorporated, General Electric Mortgage Holdings LLC and Genworth Financial, Inc.

10.46.1	Amendment No. 1 to Subordinated Contingent Promissory Note between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc.

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: October 29, 2004

	By:	/s/ RICHARD P. MCKENNEY
Richard P. McKenney
Senior Vice President-Chief Financial Officer Duly Authorized Officer and Principal Financial Officer