Form 10-K
period 2004-12-31
GENWORTH FINANCIAL INC
filed 2005-03-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32195

Genworth Financial, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1073076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6620 West Broad Street Richmond, Virginia 23230 (804) 281-6000
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $.001 per share 6.00% Equity Units	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

5.25% Series A Cumulative Preferred Stock, Liquidation Preference $50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 28, 2005, 146,505,045 shares of Class A Common Stock, par value $0.001 per share, and 343,088,145 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.36 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2005 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report.

PART I

In this Annual Report, unless the context otherwise requires, “Genworth,” “we,” “us,” and “our” refer to Genworth Financial, Inc. and its subsidiaries and include the operations of the businesses acquired from General Electric in connection with our corporate reorganization referred to below. In addition, in this Annual Report, we refer to pro forma financial information, which reflects our statement of earnings for the year ended December 31, 2004, as adjusted to give effect to the transactions described in “Item 6.—Selected Historical and Pro Forma Financial Information,” as if each of those transactions had occurred on January 1, 2004.

Item 1. Business

Overview

We are a leading insurance company in the U.S., with an expanding international presence, serving the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. We have leadership positions in key products that we expect will benefit from a number of significant demographic, governmental and market trends. We distribute our products and services through an extensive and diversified distribution network that includes financial intermediaries, independent producers and dedicated sales specialists. We conduct operations in 22 countries and have approximately 6,150 employees.

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and an initial public offering, or IPO, which was completed on May 28, 2004. In connection with the IPO, we acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc., or GEFAHI. GEFAHI is an indirect subsidiary of General Electric Company, or GE, and prior to the IPO was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses include international mortgage insurance, payment protection insurance based in Europe, a Bermuda reinsurer and mortgage contract underwriting.

In consideration for the assets and liabilities that we acquired from GEFAHI, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our 6.00% Equity Units (the “Equity Units”), $100 million of our 5.25% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”), which is mandatorily redeemable, a $2.4 billion short-term note, and a $550 million contingent non-interest-bearing note (the “Contingent Note”). We refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper shortly after the IPO, and we repaid the contingent note in December 2004. The liabilities we assumed included ¥60 billion aggregate principal amount of 1.6% notes due 2011 that had been issued by GEFAHI, ¥3 billion of which GEFAHI owned and transferred to us (and were subsequently retired). We refer to the transactions described above as our corporate reorganization. Shares of our Class B Common Stock convert automatically into shares of our Class A Common Stock when they are held by any person other than GE or an affiliate of GE or when GE no longer beneficially owns at least 10% of our outstanding common stock. As a result, all of the 146.4 million shares of common stock offered in our IPO (including shares sold pursuant to the underwriters’ exercise of their over-allotment option) consisted of Class A Common Stock.

GE currently owns approximately 70% of our outstanding common stock. GE has indicated that it expects, subject to market conditions, to reduce its ownership over the next two years as we transition to full independence. GE also has informed us that, in any event, it expects to reduce its interest in us to below 50% by value by May 27, 2006 (in satisfaction of a condition to the tax ruling secured in connection with the IPO).

In connection with our corporate reorganization and the IPO, we entered into a number of arrangements with GE governing our separation from GE and a variety of transition and other matters, including our relationship with GE while GE remains a significant stockholder in our company. These arrangements include several significant reinsurance transactions with Union Fidelity Life Insurance Company, or UFLIC, an indirect subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC all of our structured settlement contracts and substantially all of our variable annuity contracts, and a block of long-term care insurance policies that we reinsured in 2000 from The Travelers Insurance Company, which we refer to in this Annual Report as Travelers. In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. We continue to service the blocks of business that we reinsured, which preserves our operating scale and enables us to service and grow our new sales of these products. In addition, as part of the reinsurance transactions, UFLIC ceded to us substantially all of its in-force blocks of Medicare supplement insurance.

We have the following three operating segments:

•	Protection. We offer U.S. customers life insurance, long-term care insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. In 2004, we were the leading provider of individual long-term care insurance and a leading provider of term life insurance in the U.S., according to LIMRA International (in each case based upon annualized first-year premiums). We believe we are a leading provider of term life insurance through brokerage general agencies in the U.S. and that this channel is the largest and fastest-growing distribution channel for term life insurance. Our leadership in long-term care insurance is based upon 30 years of product underwriting and claims experience. This experience has enabled us to build and benefit from what we believe is the largest actuarial database in the long-term care insurance industry. For the year ended December 31, 2004, our Protection segment had pro forma segment net earnings of $527 million.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management, and specialized products, including guaranteed investment contracts, or GICs, funding agreements and structured settlements. We are an established provider of these products. In 2004, according to VARDS, we were the largest provider of variable income annuities in the U.S., and according to LIMRA International, we were the second-largest provider of fixed income annuities in the U.S. (in each case based upon total premiums and deposits). For the year ended December 31, 2004, our Retirement Income and Investments segment had pro forma segment net earnings of $148 million.

•	Mortgage Insurance. In the U.S., Canada, Australia, New Zealand and Europe, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. According to Inside Mortgage Finance, in 2004, we were the fifth-largest provider of mortgage insurance in the U.S. (based upon new insurance written). We also believe we are the largest provider of private mortgage insurance outside the U.S. (based upon flow new insurance written), with leading mortgage insurance operations in Canada, Australia and the U.K. and a growing presence in Continental Europe. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 45% for the three years ended December 31, 2004. For the year ended December 31, 2004, our Mortgage Insurance segment had pro forma segment net earnings of $426 million.

We also have a Corporate and Other segment which consists primarily of unallocated corporate income and expenses (including amounts incurred in settlement of class action lawsuits), the results of several small, non-core businesses that are managed outside our operating segments, most of our interest and other financing expenses and net realized investment gains (losses). For the year ended December 31, 2004, our Corporate and Other segment had pro forma segment net earnings of $29 million.

We had $12.9 billion of total stockholders’ interest and $103.9 billion of total assets as of December 31, 2004. For the year ended December 31, 2004, on a pro forma basis, our revenues were $10.2 billion and our net earnings from continuing operations were $1.1 billion. Our principal life insurance companies have financial strength ratings of “AA-” (Very Strong) from S&P, “Aa3” (Excellent) from Moody’s, “A+” (Superior) from A.M. Best and “AA-” (Very Strong) from Fitch, and our rated mortgage insurance companies have financial strength ratings of “AA” (Very Strong) from S&P, “Aa2” (Excellent) from Moody’s and “AA” (Very Strong) from Fitch. The “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 20 ratings categories, respectively. The “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories, respectively. The “A+” rating is the second-highest of A.M. Best’s 15 ratings categories. The “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 24 ratings categories, respectively.

Market Environment and Opportunities

We believe we are well positioned to benefit from a number of significant demographic, governmental and market trends, including the following:

•	Aging U.S. population with growing retirement income needs. According to the U.S. Social Security Administration, from 1945 to 2003, U.S. life expectancy at birth increased from 62.9 years to 74.4 years for men and from 68.4 years to 79.5 years for women, respectively, and life expectancy is expected to increase further. In addition, increasing numbers of baby boomers are approaching retirement age. The U.S. Census Bureau projects that the percentage of the U.S. population aged 55 or older will increase from approximately 22% (65 million) in 2004 to more than 29% (97 million) in 2020. These increases in life expectancy and the average age of the U.S. population heighten the risk that individuals will outlive their retirement savings. In addition, approximately $4.4 trillion of invested financial assets (25% of all U.S. invested financial assets) are held by people within 10 years of retirement and will be available to be converted to income as those people retire, and approximately $3.3 trillion of invested financial assets are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2002. We believe these trends will lead to growing demand for products, such as our income annuities and other investment products, that help consumers accumulate assets and provide reliable retirement income.

•	Growing lifestyle protection gap. The aging U.S. population and a number of other factors are creating a significant lifestyle protection gap for a growing number of individuals. This gap is the result of individuals not having sufficient resources, including insurance coverage, to ensure that their future assets and income will be adequate to support their desired lifestyle. Other factors contributing to this gap include declining individual savings rates, rising healthcare and nursing care costs, and a shifting of the burden for funding protection needs from governments and employers to individuals. For example, many companies have reduced employer-paid benefits in recent years, and the Social Security Administration projected in 2004 that the annual costs of Social Security will exceed the program’s tax revenue under current law in 2018, creating the potential for both long-term benefit reductions from these traditional sources and the need for individuals to identify alternative sources for these benefits. In addition, according to the U.S. Bureau of Economic Analysis, personal savings rates decreased from 10.8% in 1984 to 1.0% in 2004. Consumers are exposed to the rising costs of healthcare and nursing care during their retirement years, and some experts believe that many consumers are underinsured with respect to their protection needs. For example, according to the American Society on Aging and Conning Research & Consulting, approximately 70% of individuals in the U.S. age 65 and older will require long-term care at some time in their lives. However, in 2003, less than 10% of the individuals in the U.S. age 55 and older had long-term care insurance, according to statistics published by LIMRA International and the U.S. Census Bureau. Moreover, the most recent Survey of Consumer Finances conducted by the Federal Reserve Board found that the median household’s life insurance coverage decreased in recent years to 1.4 times household income, which we believe leaves a significant life insurance protection gap for individuals and families. We expect these trends to result in increased demand for our life, long-term care and small group life and health insurance products.

•

Increasing opportunities for mortgage insurance internationally and in the U.S. We believe a number of factors have contributed and will contribute to the growth of mortgage insurance in Canada, Australia and the U.S., where we have significant mortgage insurance operations. These factors include increasing homeownership levels (spurred in part by government housing policies that favor homeownership and demographic factors driving demand for housing); expansion of low-down-payment mortgage loan offerings; legislative and regulatory policies that provide capital incentives for lenders to transfer the risks of low-down-payment mortgages to mortgage insurers; and expansion of secondary mortgage markets that require credit enhancements, such as mortgage insurance. We believe a number of these factors also are becoming evident in some European, Latin American and Asian markets, where lenders increasingly are using mortgage insurance to manage the risks of their loan portfolios and to expand low-down-payment lending.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•	Leading positions in diversified targeted markets. We have established leading positions in our targeted markets. In our Protection segment, we are a leading provider of several core products including individual long-term care insurance and term life insurance in the U.S. and payment protection insurance in Europe. In our Retirement Income and Investments segment, we are a leading provider of income annuities. In our international Mortgage Insurance business, we have leading operations in Canada, Australia and the U.K., with a growing presence in Continental Europe. We believe our leading positions provide us with the scale necessary to compete effectively in these markets as they grow. We also believe our strong presence in multiple markets provides balance to our business, reduces our exposure to adverse economic trends affecting any one market and provides stable cash flow to fund growth opportunities.

•	Product innovation and breadth. We have a tradition of developing innovative financial products to serve the needs of our customers. For example, we were the first to introduce long-term care insurance plans that enable married couples to share long-term care insurance benefits. We also introduced the Income Distribution Series of guaranteed income annuity products and riders that provide the contractholder with a guaranteed minimum income stream and an opportunity to participate in market appreciation. In our U.S. mortgage insurance business, we recently introduced our HomeOpenersSM products, which are designed, in part, to compete with simultaneous second loans. We offer a breadth of products that meet the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We believe our reputation for innovation and our breadth of products enable us to sustain strong relationships with our distributors. They also position us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships, while at the same time providing distributors continued access to a breadth of products.

•	Extensive, multi-channel distribution network. We have extensive distribution reach and offer consumers access to our products through a broad network of financial intermediaries, independent producers and dedicated sales specialists. In addition, we maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts. We also offer a joint business improvement program, through which we help our independent sales intermediaries increase sales and realize greater cost and operational efficiencies in their businesses.

•

Technology-enhanced, scalable, low-cost operating platform. We have pursued an aggressive approach to cost-management and continuous process improvement. We employ an extensive array of cost management disciplines, forming dedicated teams to identify opportunities for cost reductions and the continuous improvement of business processes. This has enabled us to reduce our recurring operating expenses and provide funds for new growth and technology investments. We also have developed sophisticated technology tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us. For example, we have developed a proprietary digital platform that automates our term life and long-term care insurance new business processing and improves the consistency and accuracy of our underwriting decisions. This platform has shortened the cycle time from receipt-of-application to issuance-of-policy and reduced policy acquisition costs. In addition, we have centralized our operations and have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. Through an outsourcing provider that is 40% owned by GE, we also have a substantial team of professionals in India who provide us with a variety of support services.

•	Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical parts of our business, and we are recognized in the insurance industry for our excellence in these areas. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs. We have an experienced group of more than 150 professionals dedicated exclusively to our risk management processes. We believe our disciplined risk management processes have enabled us to avoid a number of the pricing and product design pitfalls that have affected other participants in the insurance industry. For example, we have not offered a traditional guaranteed minimum income benefit with our variable annuities as offered by many of our competitors because we concluded the exposures inherent in these benefits exceed our permissible risk tolerance. In our mortgage insurance business, we have substantially limited our exposure to the riskier portions of the bulk and sub-prime mortgage insurance market. We take a similar disciplined approach to legal and regulatory compliance. Throughout our company we instill a strong commitment to integrity in business dealings and compliance with applicable laws and regulations.

•	Strong balance sheet and high-quality investment portfolio. We believe our size, ratings and capital strength provide us with a significant competitive advantage. We have a diversified, high-quality investment portfolio with $65.7 billion of invested assets, as of December 31, 2004. Approximately 94% of our fixed maturities had ratings equivalent to investment-grade, and less than 1% of our total investment portfolio consisted of equity securities, as of December 31, 2004. We also actively manage the relationship between our investment assets and our insurance liabilities. Our prudent approach to managing our balance sheet reflects our commitment to maintaining financial strength.

•	Experienced and deep management team. Our senior management team has an average of approximately 18 years of experience in the financial services industry. We have an established track record for successfully developing managerial talent at all levels of our organization and have instilled a performance- and execution-oriented corporate culture.

Growth Strategies

Our objective is to increase operating earnings and enhance returns on equity. We intend to pursue this objective by focusing on the following strategies:

•	Capitalize on attractive growth trends in three key markets. We have positioned our product portfolio and distribution relationships to capitalize on the attractive growth prospects in three key markets:

Retirement income, where we believe growth will be driven by a variety of favorable demographic trends and the approximately $4.4 trillion of invested financial assets in the U.S. that are held by people within 10 years of retirement and $3.3 trillion of invested assets that are held by individuals who are under age 70 and consider themselves retired, in each case according to SRI Consulting Business Intelligence. Our products are designed to enable the growing retired population to convert their accumulated assets into reliable income throughout their retirement years.

Protection, particularly long-term care insurance and payment protection insurance. In long-term care insurance, we believe growth will be driven by the increasing protection needs of the expanding aging population and a shifting of the burden for funding these needs from governments and employers to individuals. For example, according to the American Society on Aging and Conning Research & Consulting, approximately 70% of individuals in the U.S. age 65 and older will require long-term care at some time in their lives, but in 2003, less than 10% of the individuals in the U.S. age 55 and older had long-term care insurance. In our payment protection insurance business, we believe market growth will result from the increase in consumer borrowing across Europe, the expansion of the European Union and reduced unemployment benefits in the European markets where we offer our products.

International mortgage insurance, where we continue to see attractive growth opportunities with the expansion of homeownership and low-down-payment loans. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 45% for the three years ended December 31, 2004.

•	Further strengthen and extend our distribution channels. We intend to further strengthen and extend our distribution channels by continuing to differentiate ourselves in areas where we believe we have distinct competitive advantages. These areas include:

Product and service innovations, as evidenced by new product introductions, such as the introduction of our Income Distribution Series of guaranteed income products and riders, our private mortgage insurance products in the European market, and our service innovations, which include programs such as our policyholder wellness initiatives in our long-term care insurance business and our automated underwriting platform in our mortgage insurance business.

Collaborative approach to key distributors, which includes our joint business improvement program and our tailored approach to our sales intermediaries addressing their unique service needs, which have benefited our distributors and helped strengthen our relationships with them.

Technology initiatives, such as our proprietary underwriting system, which has made it easier for distributors to do business with us, improved our term life and long-term care insurance underwriting speed and accuracy, and lowered our operating costs.

•	Enhance returns on capital and increase margins. We believe we will be able to enhance our returns on capital and increase our margins through the following means:

Adding new business layers at targeted returns and optimizing mix. We have introduced revised pricing and new products in a number of business lines, which we believe will increase our expected returns. In U.S. mortgage insurance, we are targeting market segments in which we can generate new business at higher returns and limiting our growth from segments that have lower returns. We have exited or placed in run-off certain product lines in blocks of business with low returns, including, for example, our older, fixed GICs, facility-only long-term care insurance policies and certain payment protection insurance contracts, mostly in the U.K. As these blocks decrease, we expect to release capital over time to deploy to higher-return products and/or businesses.

Capital efficiency and management. We continually seek opportunities to use our capital more efficiently, while maintaining our ratings and strong capital position. We have developed a capital markets solution to fund additional statutory reserves on our term life insurance policies related to Regulation XXX, and we are working to develop similar structures for other product lines, including universal life insurance. In addition, we intend to complement our core growth strategy through selective acquisitions designed to enhance product and distribution capabilities and returns, the breadth of our product portfolio, or our distribution reach. We have successfully completed the acquisition and integration of 13 key businesses since 1993. In addition to pursuing opportunities for core growth and accretive acquisitions, we also will consider making share repurchases and increasing dividends on our common stock.

Investment income enhancements. The yield on our investment portfolio is affected by the practice, prior to our separation from GE, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments in our investment portfolio, fund consolidations and restructurings in our business and provide current income. As an independent public company, our investment strategy is to optimize investment income without relying on realized investment gains. Although the interest-rate environment since our IPO in mid-2004 has been challenging, we expect over time that the yield on our investment portfolio will stabilize, with the potential for yield increases in a rising interest rate environment. We also will seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk when we believe that it is prudent to do so.

Ongoing operating cost reductions and efficiencies. We continually focus on reducing our cost base while maintaining strong service levels for our customers. We expect to accomplish this goal in each of our operating units through a wide range of cost management disciplines, including consolidating operations, using low-cost operating locations, reducing supplier costs, leveraging process improvement efforts, forming focused teams to identify opportunities for cost reductions and investing in new technology, particularly for web-based, digital end-to-end processes.

Protection

Through our Protection segment, we offer life insurance, long-term care insurance, payment protection insurance and employment-based group life and health insurance. The following table sets forth, on an actual and pro forma basis, selected financial information regarding our Protection segment as of the dates and for the periods indicated:

	Historical			Pro forma
	As of or for the years ended December 31,			For the year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Net earned premiums
Life insurance	$759	$698	$685	$759
Long-term care insurance	1,672	1,775	1,543	1,589
Payment protection insurance	1,427	1,507	1,242	1,427
Group life and health insurance	623	608	618	623

Total net earned premiums	$4,481	$4,588	$4,088	$4,398

Revenues, net of reinsurance
Life insurance	$1,518	$1,443	$1,432	$1,518
Long-term care insurance	2,311	2,408	2,087	2,182
Payment protection insurance	1,549	1,615	1,372	1,549
Group life and health insurance	686	677	714	686

Total revenues, net of reinsurance	$6,064	$6,143	$5,605	$5,935

Segment net earnings
Life insurance	$245	$211	$252	$245
Long-term care insurance	172	171	164	171
Payment protection insurance	81	64	82	81
Group life and health insurance	30	41	56	30

Total segment net earnings	$528	$487	$554	$527

Total segment assets	$31,806	$29,254	$27,104

Life insurance

Overview

Life insurance provides protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. According to the American Council of Life Insurers, sales of new life insurance coverage in the U.S. were $2.9 trillion in 2003, and total life insurance coverage in the U.S. was $16.8 trillion as of December 31, 2003. Excluding variable life insurance, the sales of which have been adversely affected by recent stock market volatility, annualized first-year premiums for life insurance increased by an average of 14.7% per year from 2000 to 2003, according to LIMRA International.

Our principal life insurance product is term life, which provides life insurance coverage with guaranteed level premiums for a specified period of time with little or no buildup of cash value that is payable upon lapse of the coverage. We have been a leading provider of term life insurance for more than two decades, and we believe we are a leading provider of term life insurance through brokerage general agencies in the U.S. In addition to term life insurance, we offer universal life insurance products, which are designed to provide protection for the entire life of the insured and may include a buildup of cash value that can be used to meet the policyholder’s particular financial needs during his lifetime. Our life insurance business also includes a run-off block of whole life insurance.

We price our insurance policies based primarily upon our own historical experience in the risk categories that we target. Our pricing strategy is to target individuals in preferred risk categories and offer them attractive products at competitive prices. Preferred risks include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating people with health problems and offer appropriately priced coverage for people who meet our underwriting criteria.

We have been able to improve our returns on equity on new business by implementing pricing, reinsurance and capital management actions in response to Regulation XXX, which requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. Virtually all our newly issued term and universal life insurance business is now affected by Regulation XXX.

We offer our life insurance products primarily through an extensive network of independent brokerage general agencies located throughout the U.S. We also offer our life insurance products through affluent market producer groups and financial intermediaries. We believe there are opportunities to expand our sales through each of these distribution channels.

The following table sets forth selected financial information regarding our life insurance products as of the dates and for the periods indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Term life insurance
Net earned premiums	$721	$664	$635
Annualized first-year premiums(1)	102	106	138
Revenues, net of reinsurance	831	746	720
Life insurance in force, net of reinsurance (face amount)	329,014	296,942	263,622
Life insurance in force, before reinsurance (face amount)	481,985	457,738	416,305
Universal and whole life insurance
Net earned premiums and deposits	373	402	406
Annualized first-year deposits(1)	42	57	57
Revenues, net of reinsurance	687	697	712
Life insurance in force, net of reinsurance (face amount)	41,745	43,726	44,663
Life insurance in force, before reinsurance (face amount)	50,775	53,074	54,587
Total life insurance(2)
Net earned premiums and deposits	1,094	1,066	1,041
Annualized first-year premiums(1)	102	106	138
Annualized first-year deposits(1)	42	57	57
Revenues, net of reinsurance	1,518	1,443	1,432
Life insurance in force, net of reinsurance (face amount)	370,759	340,668	308,285
Life insurance in force, before reinsurance (face amount)	532,760	510,812	470,892

(1)	Annualized first-year premiums for term life insurance and deposits for universal life insurance reflect the amount of business we generated during each period shown and do not include renewal premiums or deposits on policies written during prior periods. We consider annualized first-year premiums and deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period. This operating measure enables us to compare our operating performance across periods without regard to revenues or profitability related to policies sold in prior periods or from investments or other sources.
(2)	Excludes life insurance written through our group life and health insurance business, a corporate-owned life insurance run-off block managed by our long-term care insurance business and variable life insurance written through our Retirement Income and Investments segment.

Products

Term life insurance

Our term life insurance policies provide a death benefit if the insured dies while the coverage is in force. Term life policies lapse with little or no required payment by us at the end of the coverage period if the insured is still alive. We also offer policyholders the right to convert most of our term insurance policies to specified universal or variable universal life insurance policies issued by us. We seek to reduce the mortality risk associated with conversion by restricting its availability to certain ages and by limiting the period during which the conversion option can be exercised.

Our primary term life insurance products have guaranteed level premiums for initial terms of 5, 10, 15, 20 or 30 years. In addition, our 5-year products offer, at the end of the initial term, a second 5-year term of level premiums, which may or may not be guaranteed. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue under the current policy by paying the increased premiums without demonstrating insurability or qualifying for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or the policyholder ceases to make premium payments or otherwise terminates the policy, including potentially converting to a permanent plan of insurance. The termination of coverage is called a lapse. For newer policies, we seek to reduce lapses at the end of the guaranteed period by gradually grading premiums to the attained age scale of the insured over the five years following the guaranteed period. After this phase-in period, premiums continue to increase as the insured ages.

Universal life insurance

Our universal life insurance policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis, and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our universal life products allow policyholders to adjust the timing and amount of premium payments. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance, which generally increase from year to year as the insured ages. Our universal life insurance policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our universal life policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2004, 53% of our in-force block of universal life insurance was subject to surrender charges. We also sell joint, second-to-die policies that are typically used for estate planning purposes. These policies insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually guaranteed minimum. Our in-force universal life insurance policies generally have minimum guaranteed crediting rates ranging from 3.0% to 6.0% for the life of the policy.

Underwriting and pricing

We believe effective underwriting and pricing are significant drivers of the profitability of our life insurance business, and we have established rigorous underwriting and pricing practices to maximize our profitability. We retain most of the risk we currently underwrite, thereby minimizing the premiums ceded to reinsurers. We generally reinsure risks in excess of $1 million per life, and the reinsured amount is generally based on the policy amount at the time of issue. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Our current underwriting guidelines place each insurable life insurance applicant in one of eight primary risk categories, depending upon current health, medical history and other factors. Each of these eight categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category, regardless of face value or net amount at risk. We may decline an applicant’s request for coverage if his health or lifestyle assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, all underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage those risks.

A key part of our life insurance underwriting program is the streamlined, technology-enhanced process called GENIUS®, which automates new business processing for term life insurance. GENIUS® has shortened the cycle time from receipt-of-application to issuance-of-policy, reduced policy acquisition costs and improved the consistency and accuracy of our underwriting decisions by reducing decision-making variation.

Long-term care insurance

Overview

We offer individual long-term care insurance products that provide protection against the high and escalating costs of long-term health care provided in the insured’s home and in assisted living and nursing facilities. Insureds become eligible for benefits when they are incapable of performing certain activities of daily living or when they become cognitively impaired. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital. The typical claim covers a duration of care of 3 to 24 months.

We were the leading provider of individual long-term care insurance in 2004, according to LIMRA International, based upon number of policies sold and annualized first-year premiums. We established ourselves as a pioneer in long-term care insurance 30 years ago. Since that time, we have accumulated extensive pricing and claims experience, which we believe is the most comprehensive in the industry and has enabled us to build what we believe is the largest actuarial database in the industry. We believe our experience gives us a deep understanding of what is required for long term, consistent success and has enabled us to develop a disciplined growth strategy built on a foundation of strong risk management, product innovation and a diversified distribution strategy.

Total individual long-term care insurance premiums for in-force policies in the U.S. increased from approximately $2.4 billion in 1997 to $6.8 billion in 2004, according to LIMRA International. Industry-wide sales of individual long-term care insurance peaked in 2002 at approximately $1.0 billion and decreased by 7% in 2003 and 25% in 2004. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in force-policies, and to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. Notwithstanding these recent trends, we believe that over time, the long-term care insurance market will continue to expand as the result of aging demographics, increasing healthcare and nursing care costs, the uncertainty regarding government programs that currently cover these costs and the increasing public awareness of the benefits of private long-term care insurance.

As the leading provider of individual long-term care insurance, we have made significant investments to further the education and awareness of the benefits of long-term care insurance. Examples of these investments include the national sponsorship of the Alzheimer’s Association annual Memory Walk, the creation of a national long-term care awareness day, and free access to our Center for Financial Learning website. In 2004, we also entered into a strategic alliance with the Corporation for Long-Term Care Certification, Inc., a nationally recognized long-term care training organization, to educate and train our independent producers in how to help solve clients’ long-term care needs. Through our sponsorship, approximately 2,000 of our independent producers attended this program.

Our rigorous focus on risk management in long-term care insurance is a key part of our disciplined growth strategy and we believe it has differentiated us from our competitors. This focus includes strong pricing disciplines, intelligent product positioning, experienced-based underwriting, sound claims adjudication, disciplined asset-liability management and extensive in-force monitoring processes. Our critical product pricing assumptions such as lapse rates, investment yields, mortality and morbidity are based upon 30 years of experience. As part of our approach to product pricing, we stress test all our morbidity and other pricing assumptions through stochastic modeling. Our products are positioned to be particularly attractive to certain segments of the population, based on age and marital status, where we see consistent, favorable claims experience. Our extensive pricing and claims experience and databases enable us to perform in depth analysis so that we can respond to emerging experience and execute product pricing strategies to achieve target returns. We have comprehensive underwriting processes, including an experienced team of underwriters, and advanced analytics and technology, that improve our risk assessment and operating efficiency. We believe we have one of the largest and most experienced claims organizations in the industry. Our claims adjudication process on reimbursement policies includes a pre-eligibility assessment by an experienced health professional to establish preliminary claims eligibility, followed by an on-site assessment and care coordination phase to validate eligibility and to design an appropriate plan of care. To mitigate exposure to interest rate risk, including interest rate risk on the investment of in-force premiums, we execute investment and hedging strategies. Finally, our in-force monitoring processes include on-going evaluations of product performance, external validation of risks and various simulation tests including stochastic modeling.

Throughout our history, we have consistently been a leader in product innovation. We were one of the first long-term care insurers to offer home care coverage and the first to offer shared plan coverage for married couples. We developed these innovations based upon our risk analytics and in response to policyholder needs and emerging claims experience. Our most recent innovations have included our policyholder wellness initiatives that are designed to improve the overall health of our policyholders. These initiatives provide valuable services to our policyholders, reduce claims expenses and differentiate us from our competitors.

We distribute our products through diversified sales channels consisting of more than 100,000 appointed independent producers, financial intermediaries and dedicated sales specialists. Approximately 300 associates support these diversified distribution channels.

The following table sets forth, on an actual and pro forma basis, selected financial information regarding our long-term care insurance business, which includes long-term care insurance, Medicare supplement insurance, as well as several run-off blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	Historical			Pro forma
	For the years ended December 31,			For the year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Net earned premiums	$1,672	$1,775	$1,543	$1,589
Annualized first-year premiums(1)	162	240	257	162
Revenues, net of reinsurance	2,311	2,408	2,087	2,182

(1)	Annualized first-year premiums reflect the amount of business we generated during each period shown and do not include renewal premiums on policies written during prior periods. We consider annualized first-year premiums to be a measure of our operating performance because they represent a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period. This operating measure enables us to compare our operating performance across periods without regard to revenues or profitability related to policies sold in prior periods or from investments or other sources.

Products

Our principal product is individual long-term care insurance. Prior to the mid-1990s, we issued primarily indemnity policies, which provide for fixed daily amounts for long-term care benefits. Since the mid-1990s, we have offered primarily reimbursement policies, which provide for reimbursement of documented and approved expenses for nursing home, assisted living facilities or home care expenses. As of December 31, 2004, our in-force policies consisted of approximately 84% reimbursement policies and 16% indemnity policies, measured on a premium-weighted basis. Reimbursement policies permit us to review individual claims expenses and, therefore, provide greater control over claims cost management than indemnity policies.

Our products provide customers with a choice of a maximum period of coverage from two years to ten years, as well as lifetime coverage. Our current products also provide customers with different choices for the maximum reimbursement limit for their policy, with $100 to $150 per day being the most common choices nationwide. Our new policies can be purchased with a benefit increase option that provides for increases in the maximum reimbursement limit at a fixed rate of 5% per year, which helps to mitigate customers’ exposure to increasing long-term care costs. Many long-term care insurance policies sold in the industry have a feature referred to as an elimination period that is a minimum period of time that an insured must incur the direct cost of care before becoming eligible for policy benefits. Although many of our new policies have no elimination period for home care coverage, the majority of our new policies do have an elimination period for care provided in assisted living and nursing facilities. All of these product features allow customers to tailor their coverage to meet their specific requirements and allow us to price our products with better predictability regarding future claim costs.

Our current long-term care insurance product is designed to offer comprehensive coverage with flexibility to adjust benefits and coverages to meet individual consumer needs. Features include no elimination period for home-care benefits, international coverage and a choice between monthly maximum expense limits and daily limits. Consumers also are able to design more economical long-term care insurance policies by customizing individual benefit features and reducing reimbursement on home-care benefits.

We sell our long-term care insurance policies on a guaranteed renewable basis, which means that we are required to renew the policies each year as long as the premium is paid. The terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period if appropriate in light of our experience with a relevant group of policies, although historically it has been our practice not to do so. We may increase premiums on a group of policies in response to those policies’ performance, subject to the receipt of regulatory approvals. However, we may not increase premiums due to changes in an individual’s health status or age.

In addition to our individual long-term care insurance products, we also offer a group long-term care insurance program for GE employees in the U.S. This group program currently consists of approximately 42,000 long-term care insurance policies and accounted for approximately $25 million and $24 million of net earned premiums for the years ending December 31, 2004 and 2003, respectively.

We also offer Medicare supplement insurance providing coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits. Medicare supplement insurance often appeals to a similar sector of the population as long-term care insurance, and we believe we will be able to use our marketing and distribution strengths for long-term care insurance products to increase sales of Medicare supplement insurance.

The financial results of our long-term care insurance business also include the results of our Medicare supplement insurance product and several small run-off blocks of accident and health insurance products and corporate-owned life insurance. We believe that these blocks of business do not have a material effect on the results of our long-term care insurance business.

Prior to the completion of the IPO, we ceded a block of in-force long-term care insurance business to UFLIC, and we assumed several small in-force blocks of Medicare supplement insurance from UFLIC.

Underwriting and pricing

We employ extensive medical underwriting policies and procedures to assess and quantify risks before we issue our long-term care insurance policies. For individual long-term care products, we use underwriting criteria that are similar to, but separate from, those we use in underwriting life insurance products. Depending upon an applicant’s age and health status, we use a variety of underwriting information sources to determine morbidity risk, or the probability that an insured will be unable to perform activities of daily living or suffer cognitive impairment, and eligibility for insurance. The process entails a comprehensive application that requests health, prescription drug and lifestyle- and activity-related information. Higher-risk applicants are also required to participate in an assessment process by telephone or in person. A critical element of this assessment process is a cognitive exam to identify early cognitive impairments. In addition, an experienced long-term care insurance underwriter conducts a comprehensive review of the application, the results of the assessment process and, in many cases, complete medical records from the applicant’s physicians.

To streamline the underwriting process and improve the accuracy and consistency of our underwriting decisions, we implemented the GENIUS® automated underwriting technology in our long-term care insurance business beginning in January 2003. We now use GENIUS® to process all our new long-term care insurance applications.

We believe we have one of the largest and most experienced long-term care insurance claims management operations in the industry. Our claims adjudication process includes, with respect to newer policies, a pre-claim assessment by an experienced health professional who establishes preliminary claims eligibility, followed by an on-site assessment and care coordination phase to validate eligibility and to work with the customer in determining an appropriate plan of care. Continued claims eligibility is verified through an ongoing eligibility assessment for existing claimants. We will continue to make investments in new processes and technologies that will improve the efficiency and effectiveness of our long-term care insurance expense tracking and claims decision-making process.

The overall profitability of our long-term care insurance policies depends to a large extent on the degree to which our claims experience, morbidity and mortality experience, lapse rates and investment yields match our pricing assumptions. We believe we have the largest actuarial database in the industry, derived from 30 years of experience in offering long-term care insurance products. This database has provided substantial claims experience and statistics regarding morbidity risk, which has helped us to develop a sophisticated pricing methodology tailored to segmented risk categories, depending upon marital status, medical history and other factors. We continually monitor trends and developments that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms as appropriate. We also work with a Medical Advisory Board, comprising independent experts from the medical technology and public policy fields, that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

Payment protection insurance

Overview

We provide payment protection insurance to customers throughout Europe. Payment protection insurance helps consumers meet their payment obligations on outstanding financial commitments, such as mortgages, personal loans or credit cards, in the event of a misfortune such as illness, involuntary unemployment, temporary incapacity, permanent disability or death. We currently offer payment protection insurance in the U.K., where we have offered the product for more than 30 years, and in 12 other European markets—Denmark, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

Finaccord, an industry research firm, estimated in 2002 that gross written premiums for payment protection insurance with an involuntary unemployment, temporary incapacity, permanent disability or death element were approximately €26 billion in the U.K. and the six other European countries it reviewed. Finaccord also estimated that the average annual growth rates in these seven countries would be approximately 10% for retail lending balances from 2003 to 2005. The U.K. is the largest and most mature market in Europe. Although recent growth rates and margins have varied throughout Continental Europe, they are generally significantly higher than in the U.K.

We distribute our payment protection products primarily through financial institutions, such as major European banks, which offer our insurance products in connection with underlying loans or other financial products they sell to their customers. Under these arrangements, the distributors typically take responsibility for branding and marketing the products, allowing us to take advantage of their distribution capabilities, while we take responsibility for pricing, underwriting and claims payment. We continue to implement innovative methods for distributing our payment protection insurance products, including using web-based tools that provide our distributors with a cost-effective means of applying and selling our products in combination with a broad range of underlying financial products. We believe these innovative methods also will make it easier to establish arrangements with new distributors.

As we enter into new arrangements and as existing arrangements become due for renewal, we are focused on maintaining a disciplined approach to growth, with an emphasis on arrangements that achieve our targeted returns on capital and increase our operating earnings.

Products

Our principal product is payment protection insurance, which can support any loan, credit agreement or other financial commitment. Depending upon the type of financial product or commitment, our policies may cover all or a portion of the policyholder’s obligation or may cover monthly payments for a fixed period of time. We are able to customize the circumstances under which benefits are paid from among the range of events that can prevent policyholders from meeting their payment obligations. In the event of a policyholder’s illness, involuntary unemployment or other temporary inability to work, we cover monthly payment obligations until the policyholder is able to return to work, subject, in some cases, to a maximum period. In the event of a policyholder’s death or permanent disability, we typically repay the entire covered obligation.

In addition to payment protection insurance, we offer related consumer protection products, primarily in the U.K., including personal accident insurance and product purchase protection. We continue to evaluate opportunities to take advantage of our European operations and distribution infrastructure to offer consumer protection insurance products throughout Europe.

The following table sets forth selected financial information regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	For for the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Gross written premiums	$902	$1,532	$1,548
Net earned premiums	1,427	1,507	1,242
Total revenues, net of reinsurance	1,549	1,615	1,372
Losses and loss adjustment expenses	263	376	307

We work with our distributors to design and promote insurance products in ways that best complement their product strategies and risk profiles and to ensure that our products comply with all applicable consumer regulations. Through this close cooperation, we believe there are opportunities to increase the benefit of these arrangements by extending our payment protection insurance products across the full range of consumer finance products offered by our distributors. We are also working closely with our distributors to help them increase the percentage of their customers who purchase our protection insurance at the time they enter into a loan or financial commitment and reduce the percentage of customers who elect not to renew our policies upon expiration. Consumers generally pay premiums for our insurance to our distributors, who in turn forward these payments to us, typically net of commissions.

Consistent with our focus on disciplined growth and returns on capital, as we enter into new arrangements and review existing arrangements with distributors, we seek to manage these arrangements and deploy capital where we believe we can achieve the highest returns while strengthening our client relationships. In some cases, particularly in the U.K., we had arrangements in place that accounted for significant revenue without a corresponding benefit to return on capital. Accordingly, in the third quarter of 2003, we evaluated our contractual relationships with our payment protection insurance distributors against our targeted return thresholds and decided to terminate or not to renew certain relationships that we refer to as “run-off.” Although we expect our revenue to continue to decline over the next few years as existing policies from these less-profitable arrangements continue to run off, we believe this will not have a material impact on our operating earnings and will have a favorable effect on our returns as capital is released and redeployed into markets with potential for higher growth and returns. Written premiums in our payment protection insurance business, gross of reinsurance and cancellations, decreased by 31% from $2,175 million for the year ended December 31, 2003 to $1,501 million for the year ended December 31, 2004. Excluding the run-off business, written premiums, gross of reinsurance and cancellations, increased by 21% from $1,191 million for the year ended December 31, 2003 to $1,441 million for the year ended December 31, 2004.

We are continuing to diversify and expand our base of distributors. We are also exploring additional growth opportunities in Europe, which we believe will be increasingly receptive to payment protection insurance as consumer lending further develops in those markets. In addition, we believe the accession of additional countries to the European Union will facilitate our entry into those markets.

For the years ended December 31, 2004, 2003 and 2002, GE’s consumer finance division and other related GE entities accounted for 42%, 19% and 14% of our payment protection insurance gross written premiums, respectively. This increase in the percentage of business relating to GE entities was primarily attributable to the decline in total gross written premiums in our payment insurance business that was due to the significant decrease in premiums relating to our run-off block. In early 2004, we entered into a five-year agreement, subject to certain early termination provisions, that extends our relationship with GE’s consumer finance division and provides us with the right to be the exclusive provider of payment protection insurance in Europe for GE’s consumer finance operations in jurisdictions where we offer these products.

Underwriting and pricing

We have more than 30 years of experience in underwriting payment protection insurance. Consistent with market practices, our payment protection insurance currently is underwritten and priced on a program basis, by type of product and by distributor, rather than on the basis of the characteristics of the individual policyholder. In setting prices, we take into account the underlying obligation, the particular product features and the average customer profile of the distributor (including data such as customer age, gender and occupation). We also consider morbidity and mortality rates, lapse rates and investment yields in pricing our products. We believe our experience in underwriting allows us to provide competitive pricing to distributors and generate targeted returns and profits for our business.

Group life and health insurance

Overview

We offer a full range of employment-based benefit products and services targeted primarily at employers with fewer than 1,000 employees, as well as select groups within larger companies that require highly customized benefit plans. We refer to our group life and health insurance business as the Employee Benefits Group. This group’s products include group non-medical insurance products, such as dental, vision, life and disability insurance; group medical insurance products, such as stop loss insurance; and individual voluntary products. We purchase excess-of-loss reinsurance coverage to limit our exposure to losses from our group non-medical and medical insurance lines.

We use an independent network of approximately 4,000 licensed group life and health insurance brokers and agents, supported by our nationwide sales force of approximately 100 employees, to distribute our group life and health insurance products. Individual voluntary products are sold through employers and other worksite-

based groups using a network of independent insurance producers. As of December 31, 2004, our Employee Benefits Group provided employment-based benefit products and services to more than 31,000 organizations, including approximately 2.7 million plan participants.

Many of the employers in our target market do not have large human resource departments with individuals devoted to benefit design, administration and budgeting. As a result, we work closely with independent group benefit brokers and the end customer or employer to design benefit plans to meet the employer’s particular requirements. Our customers are small and mid-size employers that require knowledgeable independent group benefit brokers and insurance company representatives to understand their individual financial needs and employee profiles and to structure benefit plans that are appropriate for their particular size, geographical markets and resources. We believe our extensive experience and expertise in group life and health insurance products provide us with opportunities to foster close broker relationships and to assist employers in designing benefit plans, as well as selling traditional insurance products.

The following table sets forth selected financial information regarding our group life and health insurance products for the periods indicated:

	For the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Net earned premiums	$623	$608	$618
Annualized first-year premiums(1)	171	144	168
Revenues, net of reinsurance	686	677	714

(1)	Annualized first-year premiums reflect the amount of business we generated during each period shown and do not include renewal premiums on policies written during prior periods. We consider annualized first-year premiums to be a measure of our operating performance because they represent a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period. This operating measure enables us to compare our operating performance across periods without regard to revenues or profitability related to policies sold in prior periods or from investments or other sources.

Products

We offer a full range of employee benefits products for the group, group voluntary and individual voluntary markets. We sell group benefits exclusively to employers, which pay all or most of the applicable premiums. We sell group voluntary and individual voluntary benefits through employers to employees, who generally pay all or most of the premiums through payroll deductions. Coverage in both group and group voluntary benefits generally ceases upon the termination of employment, whereas coverage in individual voluntary benefits continues after the termination of employment. Voluntary benefit products enable an employer to expand its available employee benefits without adding to the company’s costs. As a result, these programs allow employees to select benefit packages to meet their individual and family needs and budgets, generally at lower premiums than they would pay for comparable benefit packages assembled independently. Employers help to administer group and group voluntary benefits, and we administer individual voluntary benefits with little involvement from employers.

Group non-medical insurance

Our group non-medical insurance consists of dental and vision, life and disability insurance products.

Dental and vision insurance. Our group dental coverage provides benefits to insured employees and their eligible dependents for specified dental services. We also offer dental managed-care plans, which provide differentiated benefit levels depending upon whether the dental provider is a member of a nationwide network. Vision coverage generally is offered as a supplement to dental coverage.

Life insurance. Our group term life insurance product provides benefits in the event of an insured employee’s death. The death benefit can be based upon an individual’s earnings or occupation, or can be fixed at a set dollar amount. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee’s loss of life, limb or sight as a result of accidental death or injury.

Disability insurance. Our group long-term disability coverage is designed to cover the risk of employee loss of income during prolonged periods of disability. Our group short-term disability coverage provides partial replacement of an insured employee’s weekly earnings in the event of disability resulting from an injury or illness. Benefits can be a set dollar amount or based upon a percentage of earnings.

Group medical insurance

Our group medical insurance consists of stop loss insurance and fully insured medical.

Stop loss insurance. Our stop loss insurance coverage is written for employers that self-insure their employee medical benefits and covers the risk of higher-than-expected claims experience. Our coverage provides reimbursement for claims in excess of a predetermined level.

We also offer an integrated self-funded medical benefits program that provides employers with stop-loss reinsurance coverage coupled with administrative services.

Fully insured medical. Our group medical coverage provides benefits for insured employees and their dependents for hospital, surgical and ancillary medical expenses. We offer several types of plans with a wide range of plan features, such as indemnity plans, which contain deductibles and co-insurance payments, and preferred provider organization plans, or PPO plans, which reduce deductibles and co-insurance payments for medical services provided by members of a preferred provider network of healthcare providers.

Individual voluntary products

We offer individual voluntary life and health insurance and annuity contracts through worksite marketing programs in which our representatives visit employer premises and make presentations to employees. Our individual health coverage consists primarily of short-term disability benefits with benefit periods generally ranging from nine months to two years. Although the policies are sold in connection with a benefit package offered to company employees, each policyholder receives an individual policy, and coverage can continue after termination of employment if the policyholder continues to make premium payments.

Underwriting and pricing

Group insurance pricing is different from individual product pricing in that it reflects the group’s claims experience, when appropriate. The risk characteristics of each group are reviewed at the time the policy is issued and each year thereafter, resulting in ongoing adjustments to the group’s pricing. The key rating and underwriting criteria are the group’s demographic composition, including the age, gender and family composition of the group’s members, the industry of the group, geographic location, regional economic trends, plan design and the group’s prior claims experience.

We have a data warehouse that is integrated with all our claims processing systems. The data warehouse contains at least seven years of experience for each product that helps us predict future experience by modeling the impact of changes in current rates against historic claims. Our automated underwriting quotation and renewal systems efficiently process low-risk cases and identify high-risk cases for further underwriter review. We also have developed proprietary automated underwriting techniques that enhance the speed and accuracy of, and reduce variations in, our underwriting decision-making.

Competition

We face significant competition in all our Protection segment operations. Our competitors include other large and highly rated insurance carriers. Some of these competitors have greater resources than we do, and many of them offer similar products and use similar distribution channels. We also face competition in our life, long-term care and group insurance product lines for independent sales intermediaries and our dedicated sales specialists. This competition is based primarily upon product pricing and features, compensation and benefits structure and support services offered. We continuously provide technology upgrades and enhanced training, and we seek to improve service for our independent sales intermediaries and dedicated sales specialists.

In our payment protection insurance business, we are one of the few payment protection insurance providers with operations across Europe. Our competitors are divided into two broad groups: the large pan-European payment protection providers and local competitors, consisting principally of smaller national insurance companies. We also compete with captive insurers, particularly in the U.K., as our distributors increasingly consider the benefits of providing payment protection insurance directly to their customers.

Retirement Income and Investments

Overview

Through our Retirement Income and Investments segment, we offer fixed and variable deferred annuities and income annuities. We offer these products to a broad range of consumers who want to accumulate tax-deferred assets for retirement, desire a reliable source of income during their retirement, and/or seek to protect against outliving their assets during retirement. According to VARDS, we were the largest provider of variable income annuities, and according to LIMRA International, we were the second-largest provider of fixed income annuities in the U.S. for the year ended December 31, 2004, in each case based upon total premiums and deposits.

According to LIMRA International, sales of individual annuities were $220 billion and $219 billion in 2002 and 2003, the last years for which industry data regarding aggregate sales of individual annuities is available. We believe aggregate sales of individual annuities in 2003 and 2004 remained nearly constant from 2002 levels for two reasons. First, the low interest rates that persisted throughout 2003 and 2004 resulted in low crediting rates and limited market demand for certain annuities. Second, continued volatility in the equity markets caused potential purchasers to refrain from purchasing products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets. We believe that higher interest rates and greater stability in equity markets will result in increased demand for annuities and other investment products that help consumers accumulate assets and provide reliable retirement income.

We offer fixed and variable deferred annuities, in which assets accumulate until the contract is surrendered, the contractholder dies or the contractholder begins receiving benefits under an annuity payout option, as well as fixed and variable income annuities, in which payments begin within one year of issue and continue for a fixed period or for life. We believe our wide range of fixed annuity products has provided a stable source of asset growth during volatile equity and bond markets in recent years, and our variable annuity offerings continue to appeal to contractholders who wish to participate in returns linked to equity and bond markets. We also offer variable life insurance through our Retirement Income and Investments segment because this product provides investment features that are similar to our variable annuity products.

In addition to our annuity and variable life insurance products, we offer a number of specialty products, including guaranteed investment contracts, or GICs, funding agreements and structured settlements. We sell GICs to ERISA-qualified plans, such as pension and 401(k) plans, and we sell funding agreements to money market funds that are not ERISA qualified and to other institutional investors. Our structured settlements provide an alternative to a lump sum settlement, generally in a personal injury lawsuit, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled to be paid throughout a fixed period or for the life of the claimant. In addition, we offer private asset management services for affluent individual investors.

We develop our annuity products through a rigorous pricing and underwriting process designed to achieve targeted returns based upon each product’s risk profile and our expected rate of investment returns. We compete for sales of annuities through competitive pricing policies and innovative product design. For example, we recently introduced the Income Distribution Series of guaranteed income annuity products and riders that provide a guaranteed minimum income stream with an opportunity for the contractholder to participate in market appreciation but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits.

We offer our annuities and other investment products primarily through financial institutions and specialized brokers, as well as independent accountants and independent advisers associated with our captive broker dealer. We provide extensive training and support to our distributors through a wholesaling sales force that specializes in retirement income needs.

The following table sets forth selected information regarding the products we offer through our Retirement Income and Investments segment as of the dates and for the periods indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Spread-Based Retail Products
Fixed annuities
Account value net of reinsurance, beginning of period	$14,166	$13,753	$11,965
Deposits	1,741	1,069	2,663
Interest credited	600	603	606
Surrenders and benefits	(1,381)	(1,248)	(1,471)
Product charges	(13)	(11)	(10)

Account value net of reinsurance, end of period	$15,113	$14,166	$13,753

Income annuities
Account value net of reinsurance, beginning of period	$5,008	$4,673	$4,002
Net earned premiums and deposits	760	717	979
Interest credited	303	292	277
Surrenders and benefits	(689)	(650)	(562)
Product charges	(28)	(24)	(23)

Account value net of reinsurance, end of period	$5,354	$5,008	$4,673

Structured settlements(1)
Account value, beginning of period	$12,017	$11,544	$11,098
Net earned premiums and deposits	544	581	516
Interest credited	844	827	797
Surrenders and benefits	(1,060)	(912)	(847)
Product charges	(22)	(23)	(20)

Account value, end of period	$12,323	$12,017	$11,544

Total annualized first-year premiums from spread-based retail products(2)	$1,094	$1,049	$991

Total deposits on spread-based retail products(3)	1,951	1,318	3,167
Spread-Based Institutional Products
GICs and funding agreements
Account value, beginning of period	$9,527	$10,274	$8,693
Deposits(4)	3,056	3,702	3,862
Interest credited	281	296	230
Surrenders and benefits(4)	(3,323)	(4,745)	(2,511)

Account value, end of period	$9,541	$9,527	$10,274

Total deposits on spread-based institutional products(3)(4)	$3,056	$3,702	$3,862
Fee-Based Products
Variable annuities(1)
Account value, beginning of period	$10,904	$9,048	$10,168
Deposits	1,106	2,102	1,667
Interest credited and investment performance	1,116	1,356	(1,091)
Surrenders and benefits	(1,451)	(1,483)	(1,571)
Product charges	(120)	(119)	(125)

Account value, end of period	$11,555	$10,904	$9,048

Variable life insurance
Deposits	$39	$45	$47
Future policy benefits/policy account balances, net of reinsurance	16	12	8
Separate account liability	297	269	220
Life insurance in force	3,472	3,636	3,628
Asset management
Revenues	47	32	40
Deposits(5)	691	760	650
Assets under management	2,753	2,395	1,762

Total deposits on fee-based products(3)	1,836	2,907	2,364

(1)	Effective as of January 1, 2004, we ceded to UFLIC all of our structured settlement contracts and substantially all of our variable annuity contracts that were in-force as of December 31, 2003.
(2)	Represents annualized first-year premiums earned on spread based income annuities and structured settlements with life contingencies. Annualized first year premiums reflect the amount of business we generated during each period shown and do not include renewal premiums on policies written during prior periods. We consider annualized first year premiums to be a measure of our operating performance because they represent a measure of new sales of insurance policies during a specified period, rather than a measure of our revenues or profitability during that period. This operating measure enables us to compare our operating performance across periods without regard to revenues or profitability related to policies sold in prior periods or from investments or other sources.
(3)	Represents deposits received on spread based non-life-contingent products and on fee based products. We consider deposits, like annualized first year premiums, to be a measure of our operating performance because they represent a measure of additional investments by our customers during a specified period, rather than a measure of our revenues or profitability during that period.
(4)	“Surrenders and benefits” include contracts that have matured but are redeposited with our company and reflected as deposits. In the years ended December 31, 2004, 2003 and 2002, surrenders and benefits of spread based institutional products included $927 million, $1,675 million and $800 million, respectively, that was redeposited and reflected under “Deposits.”
(5)	Our clients own the assets deposited in our asset management products, and we receive a management fee based on the amount of assets under management.

The following table sets forth, on an actual and pro forma basis, selected financial information regarding our Retirement Income and Investments segment as of the dates and for the periods indicated:

	Historical			Pro forma
	As of or for the years ended December 31,			For the year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Net earned premiums
Spread-based retail products	$1,094	$1,049	$991	$1,094
Spread-based institutional products	—	—	—	—
Fee-based products	—	—	—	—

Total net earned premiums	$1,094	$1,049	$991	$1,094

Revenues, net of reinsurance
Spread-based retail products	$2,712	$3,122	$3,028	$2,347
Spread-based institutional products	332	346	419	332
Fee-based products	317	335	309	212

Total revenues, net of reinsurance	$3,361	$3,803	$3,756	$2,891

Segment net earnings
Spread-based retail products(1)	$79	$109	$119	$71
Spread-based institutional products	30	29	47	30
Fee-based products	44	13	20	47

Total segment net earnings(1)	$153	$151	$186	$148

Assets
Spread-based retail products	$34,972	$34,255	$33,493
Spread-based institutional products	9,359	9,346	10,175
Fee-based products	12,279	12,013	9,956

Total assets	$56,610	$55,614	$53,624

(1)	Total segment net earnings for the year ended December 31, 2004 exclude the cumulative effect of a change in accounting principles, net of taxes, of $5 million.

Products

Spread-Based Retail Products

Fixed annuities

We offer fixed single premium deferred annuities, or SPDAs, which provide for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, we credit the account value of the annuity with interest earned at an interest rate, called the crediting rate. The crediting rate is guaranteed generally for one year but may be guaranteed for up to seven years, at the contractholders’ option, and thereafter is subject to change at our discretion, based upon competitive factors, prevailing market rates and product profitability. Each contract also has a minimum guaranteed crediting rate. Our fixed annuity contracts are funded by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for 5 to 10 years. After the period specified in the annuity contract, the contractholder may elect to take the proceeds of the annuity as a single payment or over time.

Our fixed annuity contracts permit the contractholder at any time during the accumulation period to withdraw all or part of the single premium paid, plus the amount credited to his account, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 8.0% of the account value, starting in the year of deposit and decreasing to zero over a 5- to 9-year period. The contractholder also may withdraw annually up to 10% of the account value without any contractual penalty. Approximately $11.2 billion, or 75% of the total account value of our fixed annuities as of December 31, 2004, were subject to surrender charges.

At least once each month, we set an interest crediting rate for newly issued fixed SPDAs and additional deposits. We maintain the initial crediting rate for a minimum period of one year or the guarantee period, whichever is longer. Thereafter, we may adjust the crediting rate no more frequently than once per year for any given deposit. In 2004, we introduced a product that has flexible pricing features. Most of our recently issued annuity contracts have minimum guaranteed crediting rates between 1.5% and 3.0%.

Our earnings from fixed annuities are based upon the spread between the crediting rate on our fixed annuity contracts and the returns we earn on our investment of premiums in our general account.

Income annuities

We offer income annuities, also known in the industry as fixed single premium immediate annuities, or SPIAs, which provide for a single premium at the time of issue and guarantee a series of payments beginning within one year of the issue date and continuing over a period of years. Income annuities also include variable income annuities, which provide for an accumulation period, followed by a guaranteed minimum income stream for the life of the annuitant, with the possibility of additional income depending upon underlying investment account performance.

Our income annuities differ from deferred annuities in that they provide for contractually guaranteed payments that begin within one year of issue. Income annuities do not provide for surrender or policy loans by the contractholder, and therefore they provide us with the opportunity to match closely the underlying investment of the deposit received to the cash benefits to be paid under a policy and provide for an anticipated margin for expenses and profit, subject to credit, reinvestment and, in some cases, mortality risk.

The two most common types of income annuities are the life-contingent annuity, which makes payments for the life of a contractholder, and the joint and survivor annuity, which continues to make payments to a second contractholder, such as a spouse, after the death of the contractholder. We also offer period certain annuities, which generally make payments for a minimum period from 5 to 20 years even if the contractholder dies within the term certain period. Income annuities typically are sold to contractholders approaching retirement. We anticipate higher sales of income annuities with the demographic shift toward more people reaching retirement age and focusing on their need for dependable retirement income.

Structured settlements

Structured settlement contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or worker’s compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant with a guaranteed minimum period of payments. Structured settlement contracts also may provide for irregularly scheduled payments to coincide with anticipated medical or other claimant needs. These settlements offer tax-advantaged, long-range financial security to the injured party and facilitate claim settlement for the property and casualty insurance carrier. Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract.

Prior to the completion of the IPO, we ceded all of our in-force structured settlements business to UFLIC. We continue to write structured settlements when we believe we will be able to achieve our targeted returns, capitalizing on our experience and relationships in this product.

Spread-Based Institutional Products

We offer guaranteed investment contracts, or GICs, and funding agreements, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. GICs are purchased by ERISA qualified plans, including pension and 401(k) plans. Funding agreements are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors in the U.S. and other countries.

Substantially all our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index. To hedge our exposure to fluctuations in interest rates, we invest the proceeds backing floating-rate funding agreements in floating-rate assets. Some of our funding agreements are purchased by money market funds, bank common trust funds and other short-term investors. These funding agreements typically are renewed annually, and generally contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. As of December 31, 2004, we had an aggregate of $2.8 billion of floating-rate funding agreements outstanding, compared to $2.9 billion as of December 31, 2003. Of the $2.8 billion aggregate amount outstanding as of December 31, 2004, $1.6 billion had put option features, including $1.5 billion with put option features of 90 days and the remaining $0.1 billion with put option features of 180 days. General Electric Capital Corporation, or GE Capital, has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of December 31, 2004, GE Capital’s guarantee covered $1.4 billion of outstanding floating-rate funding agreements.

We also issue funding agreements to trust accounts to back medium-term notes purchased by investors. These contracts typically are issued for terms of one to seven years. As of December 31, 2004, we had an aggregate of $3.4 billion of these funding agreements, compared to $3.0 billion as of December 31, 2003. Of the $3.4 billion of these funding agreements outstanding as of December 31, 2004, $0.4 billion permitted early termination provisions upon twelve months’ notice. The remainder of these funding agreements did not permit early termination.

Fee-Based Products

Variable annuities

We offer variable annuities that allow the contractholder to make payments into a guaranteed-rate account and separate accounts that invest in underlying mutual funds, as determined by the contractholder. Like a deferred fixed annuity, a deferred variable annuity has an accumulation period and a payout period. The main difference between our fixed annuity products and our variable annuity products is that the variable annuities allow the contractholder to allocate all or a portion of his account value to separate accounts that invest in investment accounts that are distinct from our general account. Assets allocated to each separate account track the performance of selected mutual funds, including offerings from GE, Fidelity and Oppenheimer. There is no guaranteed minimum rate of return in these subaccounts, and the contractholder bears the entire risk associated with the performance of these subaccounts. Some of our variable annuities also permit the contractholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities.

Similar to our fixed annuities, our variable annuity contracts permit the contractholder to withdraw all or part of the premiums paid, plus the amount credited to his account, subject to contract terms such as surrender charges. The cash surrender value of a variable annuity contract depends upon the value of the assets that have been allocated to the contract, how long those assets have been in the contract and the investment performance of the mutual funds to which the contractholder has allocated assets.

Variable annuities provide us with fee-based revenue in the form of expense charges and, in some cases, mortality charges. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 1.25% to 1.70% per annum. We also receive fees charged on assets allocated to our separate account to cover administrative costs and, in some cases, a distribution fee from the underlying mutual funds in which assets are invested.

We also offer variable annuities with fixed account options and with bonus features. Variable annuities with fixed account options enable the contractholder to allocate a portion of his account value to the fixed account, which pays a fixed interest crediting rate. New deposits to the fixed account within the variable annuity are limited to 25% of the total deposit. The portion of the account value allocated to the fixed account option represents general account liability for us and functions similarly to a traditional fixed annuity, whereas for the portion allocated to the separate account, the contractholder bears the investment risk. Our variable annuities with bonus features entitle the contractholder to an additional increase to his account value upon making a deposit. However, variable annuities with bonus features are subject to different surrender charge schedules and expense charges than variable annuities without the bonus feature.

Our variable annuity contracts provide for a guaranteed minimum death benefit, or GMDB, which provides a minimum account value to be paid upon the annuitant’s death. Our contractholders also have the option to purchase, at an additional charge, a GMDB rider that provides for an enhanced death benefit. Assuming every annuitant died on December 31, 2004, as of that date, contracts with GMDB features not covered by reinsurance had an account value of $1.1 billion and a related death benefit exposure of $1 million net amount at risk. In May 2003, we raised prices of, and reduced certain benefits under, our newly issued GMDBs. We continue to evaluate our pricing and hedging of GMDB features and intend to change prices if appropriate. In addition, in July 2004, we introduced a variable annuity product with a guaranteed minimum withdrawal benefit, or GMWB. This product provides a guaranteed annual withdrawal of a fixed portion of the initial deposit over a fixed period of time but requires a balanced asset allocation of the customer’s separate account deposit.

We continually review potential new variable annuity products and pursue only those where we believe we can achieve targeted returns in light of the risks involved. Unlike several of our competitors, we have not offered variable annuity products with traditional guaranteed minimum income benefits, or GMIBs, or with guaranteed minimum accumulation benefits, or GMABs. Traditional GMIB products guarantee a specified minimum appreciation rate for a defined period of time, after which annuity payments commence. GMAB products guarantee a customer’s account value will be no less than the original investment at the end of a specified accumulation period, plus a specified interest rate.

Although we do not offer traditional GMIBs or GMABs, we have been able to capitalize on the demand for products with guarantees with our GE Retirement Answer®, or GERA. GERA is a variable deferred annuity that has a minimum 10-year scheduled deposit period for customers who desire guaranteed minimum income streams at the end of an accumulation period. The income stream may exceed the guaranteed minimum based upon the performance of the mutual fund underlying the separate accounts. As of December 31, 2004, we had $1.23 billion of lump-sum deposits, collected scheduled periodic deposits, and future scheduled periodic deposits for this product since its inception in April 2002. Based on key product design features, some of which have patents pending, we believe GERA allows us to provide our customers a guaranteed income annuity product that mitigates a number of the risks that accompany traditional guaranteed minimum income benefits offered by many of our competitors.

GERA is a component of our Income Distribution Series of variable annuity products and riders. The Income Distribution Series also includes the GE Guaranteed Income Advantage, or GIA, and the GE Principal Protection Advantage, or PPA. The GIA is a rider to several of our variable annuity products that provides retirement benefits similar to the GERA but requires contractholders to allocate assets among a group of available investment options. Whereas the GERA and the GIA require a minimum ten-year accumulation period, the PPA is designed for purchasers nearing retirement and requires only a three-year accumulation period before annuitization.

Prior to the completion of the IPO, we ceded our in-force variable annuities business, excluding the GERA product and a small block of contracts in run-off, to UFLIC.

Variable life insurance

We offer variable life insurance products that provide insurance coverage through a policy that gives the policyholder flexibility in investment choices and, in some products, in premium payments and coverage amounts. Our variable life products allow the policyholder to allocate all or a portion of his premiums to separate accounts that invest in investment accounts that are distinct from our general account. Assets allocated to each separate account track the performance of selected mutual funds, including funds from GE, Fidelity and Oppenheimer. There is no guaranteed minimum rate of return in these subaccounts, and the policyholder bears the entire investment risk associated with the performance of the subaccounts. Some of our variable life insurance products also permit the policyholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities.

Similar to our variable annuity products, we collect specified mortality and expense charges, fees charged on assets allocated to the separate account to cover administrative services and costs, and a portion of the management fees from the various underlying mutual funds in which the assets are invested. We collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

Asset management

We offer asset management services to affluent individual investors. Most of our clients for these services have accumulated significant capital, and our principal asset management strategy is to help protect their assets while taking advantage of opportunities for capital appreciation. Our asset management clients are referred to us through financial advisers. We work with these financial advisers to develop portfolios consisting of individual securities, mutual funds and variable annuities designed to meet each client’s particular investment objectives. Our products consist of separately managed accounts, managed mutual funds accounts, and managed variable annuity services. For each of these products, we receive a management fee based upon the amount of assets under management.

Separately managed accounts are individually managed client portfolios that we structure based on the clients’ needs and investment objectives, with securities recommended by multiple institutional investment advisors according to defined investment strategies. Our clients directly own the stocks in their individual portfolios, and we continuously monitor and evaluate each investment advisor and the investment performance in each portfolio. We also offer advisory services to help clients invest in a variety of mutual funds and other securities. By working in cooperation with our clients’ financial advisers, we seek to achieve each client’s investment objectives by selecting the appropriate mutual funds.

Our asset management services generally require minimum investments of $50,000. As of December 31, 2004, we managed more than $2.6 billion for more than 17,000 accounts worldwide.

Our broker dealers have approximately 2,000 affiliated personal financial advisers, including approximately 1,700 accountants, who sell our annuity and insurance products, as well as third party mutual funds and other investment products. In connection with these sales, we receive commission and fee income from purchasers, and we pay a portion of the commissions and fees to personal financial advisers.

Prior to the completion of the IPO, we offered a broad range of institutional asset management services to third parties. GEAM provided the portfolio management services for this business, and we provided marketing, sales and support services. We did not acquire the institutional asset management services business from GEFAHI, but we will continue to provide services to GEAM and GEFAHI related to this asset management business, including client introduction services, asset retention services and compliance support. GEFAHI has agreed to pay us a fee of up to $10 million per year for four years following the completion of the IPO to provide these services. The fee will be determined based upon the level of third party assets under management managed by GEAM over the four-year term.

As of January 1, 2004, we entered into three agreements with affiliates of GE to manage a pool of municipal guaranteed investment contracts issued by those affiliates. Pursuant to these agreements, we have agreed to originate GIC liabilities and advise the GE affiliates regarding the investment, administration and management of their assets that support those liabilities. Under two of those agreements, we receive an administration fee of 0.165% per annum of the maximum program size for those GE affiliates, which is $15 billion. The agreements also provide for termination fees in the event of early termination at the option of either affiliate. Under a third agreement with another affiliate, we receive a management fee of 0.10% per annum of the book value of the investment contracts or similar securities issued by this affiliate after January 1, 2003, which was $1.6 billion as of December 31, 2004. The fee we receive on the contracts issued by that affiliate before January 1, 2003 is based upon a pricing arrangement that varies depending upon the maturities of those contracts and that affiliate’s cost of capital. The book value of the contracts issued before January 1, 2003 was $1.5 billion as of December 31, 2004 and is expected to generate a weighted average fee of approximately 0.35% in 2005. We also will receive reimbursement of our operating expenses under each of the agreements. The initial term of each of the three agreements will expire December 31, 2006, and unless terminated at the option of either party, each agreement will automatically renew on January 1 of each year for successive terms of one year.

Underwriting and pricing

We generally do not underwrite individual lives in our annuity products, other than structured settlements and some income annuities. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity and persistency for the group of our contractholders as a whole, taking into account mortality improvements in the general population and our historical experience. We price deferred annuities by analyzing longevity and persistency risk, volatility of expected earnings on our assets under management, and the expected time to retirement. We price our GICs using customized pricing models that estimate both expected cash flows and likely variance from those expectations caused by reallocations of assets by plan participants. We price income annuities and structured settlements using our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter.

Competition

As in our Protection segment, we face significant competition in all our Retirement Income and Investments businesses. Many other companies actively compete for sales in our markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms and specialty providers. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims paying ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years has intensified pressure on margins and production levels and has increased the level of competition in many of our business lines.

We believe competition in our Retirement Income and Investments businesses is based on several factors, including product features, customer service, brand reputation, penetration of key distribution channels, breadth of product offering, product innovations and price.

Mortgage Insurance

Overview

Through our Mortgage Insurance segment, we offer mortgage insurance in the U.S., Australia, Canada, Europe and New Zealand. We also are exploring opportunities in Latin America and Asia.

Private mortgage insurance expands homeownership opportunities by enabling borrowers to buy homes with “low-down-payment mortgages,” which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are sometimes also referred to as high loan-to-value mortgages. Mortgage insurance products increase the funds available for residential mortgages by protecting mortgage lenders and investors against loss in the event of a borrower’s default. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of mortgage loans in the secondary mortgage market.

We have been providing mortgage insurance products and services in the U.S. since 1981 and now operate in all 50 states in the U.S. and the District of Columbia. According to Inside Mortgage Finance, we were the fifth-largest provider in 2004 of mortgage insurance in the U.S., based on new insurance written. We expanded our operations internationally throughout the 1990s and today we believe we are the largest provider of mortgage insurance outside the U.S. In 2004, we believe we were the leading provider in Australia based upon flow new insurance written, and one of two major insurers in Canada. We also are one of the leading private mortgage insurance providers in the U.K., based upon flow new insurance written, and have a growing presence in the developing private mortgage insurance market in Continental Europe. In addition to private mortgage insurance, we provide lenders with various underwriting and other products and services related to home mortgage lending.

The following table sets forth selected financial information regarding our U.S. and international mortgage insurance business, as of and for the periods indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Assets
U.S. mortgage insurance	$3,239	$3,806	$4,650
International mortgage insurance	3,189	2,304	1,416

Total assets	$6,428	$6,110	$6,066

Primary insurance in force
U.S. mortgage insurance	$108,900	$122,200	$120,600
International mortgage insurance	192,600	136,300	79,800

Total primary insurance in force	$301,500	$258,500	$200,400

Risk in force
U.S. mortgage insurance	$23,700	$26,900	$29,600
International mortgage insurance(1)	62,000	43,400	25,700

Total risk in force	$85,700	$70,300	$55,300

New insurance written
U.S. mortgage insurance	$28,100	$67,400	$46,900
International mortgage insurance	51,800	39,200	28,200

Total new insurance written	$79,900	$106,600	$75,100

Net premiums written
U.S. mortgage insurance	$453	$486	$529
International mortgage insurance	620	464	311

Total net premiums written	$1,073	$950	$840

Net premiums earned
U.S. mortgage insurance	$460	$501	$550
International mortgage insurance(2)	340	215	127

Total net premiums earned	$800	$716	$677

Total revenues, net of reinsurance
U.S. mortgage insurance	$609	$665	$750
International mortgage insurance	481	317	196

Total revenues, net of reinsurance	$1,090	$982	$946

Benefits and expenses
U.S. mortgage insurance	$321	$358	$254
International mortgage insurance	157	93	64

Total benefits and expenses	$478	$451	$318

Segment net earnings
U.S. mortgage insurance	$224	$225	$366
International mortgage insurance	202	144	85

Total segment net earnings	$426	$369	$451

	As of or for the years ended December 31,
	2004	2003	2002
Loss ratio(3)
U.S. mortgage insurance	28%	20%	6%
International mortgage insurance	11%	7%	9%
Total loss ratio	21%	16%	7%

Expense ratio(4)
U.S. mortgage insurance	43%	53%	41%
International mortgage insurance	19%	17%	17%
Total expense ratio	29%	35%	32%

(1)	Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “Effective Risk in Force” amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. As of December 31, 2004, this factor was 35%.
(2)	Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected expiration of risk. As of December 31, 2004, our unearned premium reserves in our international mortgage insurance business were $1.5 billion.
(3)	The ratio of incurred losses and loss adjustment expense to net premiums earned.
(4)	The ratio of an insurer’s general expenses to net premiums written. In our business, general expenses consist of underwriting, acquisition and insurance expenses, net of deferrals, and amortization of DAC and intangibles.

U.S. mortgage insurance

Overview

The U.S. private mortgage insurance industry is defined in large part by the requirements and practices of Fannie Mae, Freddie Mac and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. In the first nine months of 2004, Fannie Mae purchased approximately 21.3% of all the mortgage loans originated in the U.S., and Freddie Mac purchased approximately 14.8%, according to information published by Inside the GSEs. Mortgages guaranteed by Fannie Mae or Freddie Mac totaled more than $3.52 trillion as of December 31, 2004, or approximately 44% of the total outstanding mortgage debt in the U.S. In connection with these activities, Fannie Mae and Freddie Mac also have established mortgage loan origination, documentation, servicing and selling requirements and standards for the loans they purchase. In addition, Fannie Mae’s and Freddie Mac’s current eligibility requirements provide that they will accept private mortgage insurance only from insurers that maintain financial strength ratings of at least “AA-” by S&P and “Aa3” by Moody’s. Fannie Mae and Freddie Mac are “government sponsored enterprises,” and we refer to them as the “GSEs.”

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum. The maximum single-family principal balance loan limit eligible for purchase by the GSEs is called the “conforming loan limit.” It is currently $359,650 and subject to annual adjustment. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage which is in excess of 80% of the value of the property securing the mortgage is insured against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased approximately 68% of the flow loans we insured as of December 31, 2004.

The majority of our U.S. mortgage insurance policies provide default loss protection on a portion (typically 10%-40%) of the balance of an individual mortgage loan. Most of our primary mortgage insurance policies are “flow” insurance policies, which cover individual loans at the time the loan is originated. We also enter into “bulk” transactions with lenders and investors in selected instances, under which we insure a portfolio of loans for a negotiated price. Bulk insurance constituted less than 2% of our new risk written for each of the years ended December 2004, 2003 and 2002.

In addition to flow and bulk primary mortgage insurance business, we have written mortgage insurance on a pool basis. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all losses on every loan in the portfolio, subject to an agreed aggregate loss limit. We ceased writing pool insurance in 1993 (with the exception of a limited amount of insurance we wrote for state housing finance agencies and in connection with a sale of loans by an affiliate). We may consider writing pool insurance with state housing finance agencies and others where we believe we will be able to achieve our target returns.

The following table sets forth new risk written and risk in force in our U.S. mortgage insurance business, by product type, as of and for the periods indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
New risk written
Flow insurance	$6,216	$12,612	$10,547
Bulk insurance(1)	46	189	53
Pool insurance	—	2	—

Total	$6,262	$12,803	$10,600

Risk in force
Flow insurance	$22,666	$25,396	$27,573
Bulk insurance	303	409	431
Pool insurance	736	1,046	1,638

Total	$23,705	$26,851	$29,642

(1)	A portion of our bulk insurance is classified as pool insurance under MICA reporting rules.

Products and services

Primary mortgage insurance

Flow insurance. Flow insurance is primary mortgage insurance placed on an individual loan when the loan is originated. Our primary mortgage insurance covers default risk on first mortgage loans generally secured by one- to four-unit residential properties, and can be used to protect mortgage lenders and investors from default on any type of residential mortgage loan instrument that we have approved. Our insurance covers a specified coverage percentage of a “claim amount” consisting of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure. As the insurer, we generally are required to pay the coverage percentage of a claim amount specified in the primary policy, but we also have the option to pay the lender an amount equal to the unpaid loan principal, delinquent interest and certain expenses incurred with the default and foreclosure, and acquire title to the property. In addition, the claim amount may be reduced or eliminated if the loss on the defaulted loan is reduced as a result of the lender’s disposition of the property. The lender selects the coverage percentage at the time the loan is originated, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor.

For a 30-year fixed-rate mortgage, the most common mortgage product in the U.S., the GSEs generally require coverage percentages of 30% for loan-to-value ratios, determined at loan origination, of 90.01%-95.00%, 25% for loan-to-value ratios of 85.01%-90.00% and 12% for loan-to-value ratios of 80.01%-85.00%. However, the GSEs may alter their coverage requirements and propose different product structures, and we also offer a range of other mortgage insurance products that provide greater or lesser coverage amounts.

The borrower’s mortgage loan instrument generally requires the borrower to pay the mortgage insurance premium. In other cases, no insurance requirement is imposed upon the borrower, in which case the lender pays the premium and recovers those payments through the interest rate charged on the mortgage. Our mortgage insurance premiums for flow insurance typically are paid monthly, but premiums also may be paid annually or in a single, lump-sum payment. During each of the last three years, the monthly premium plan represented more than 98% of our flow new insurance written, with the annual premium plan and the single premium plan representing the balance of our new insurance written.

We are not permitted to terminate our mortgage insurance coverage in force, except for non-payment of premium or material breach of policy conditions. The insurance remains renewable at the option of the policyholder, usually at the renewal rate fixed when the loan was initially insured. As a result, we are not able to raise prices on existing policies to respond to unanticipated default patterns. In addition, our policyholders may cancel their insurance at any time at their option, including when a mortgage is repaid, which may be accelerated by mortgage refinancings in times of falling interest rates. Cancellations are generally driven primarily by the prevailing interest rate environment and the cancellation policies of the GSEs and other investors.

Under the U.S. Homeowners Protection Act, or the HPA, a borrower generally has the right to terminate private mortgage insurance coverage on loans closed after July 28, 1999 secured by a single-dwelling property that is the borrower’s primary residence when certain loan-to-value ratio thresholds are met. In general, a borrower may stop making mortgage insurance payments when the loan-to-value ratio is scheduled to reach 80% (based upon the loan’s amortization schedule established at loan origination) if the borrower so requests and if certain requirements relating to the borrower’s payment history and the property’s value since origination are satisfied. In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the loan-to-value ratio reaches 78% of the unpaid principal balance of the mortgage. Some states require mortgage servicers to notify borrowers periodically of the circumstances in which they may request a mortgage servicer to cancel private mortgage insurance. Some states allow the borrower to request that the mortgage servicer cancel private mortgage insurance or require the mortgage servicer to cancel such insurance automatically when the circumstances permitting cancellation occur.

The level of new mortgage originations decreased to $2,810 billion for the year ended December 31, 2004, from $3,760 billion and $2,680 billion for the years ended December 31, 2003 and 2002, respectively. This resulted in decreased levels of new mortgage insurance written. We believe the decrease in mortgage originations was due to two principal factors. First, increasing interest rates in 2004 made refinancings of existing mortgages less attractive to consumers than in recent years. Second, historically low interest rates in 2002 and 2003 contributed to substantial refinancing activity, which did not recur in 2004 because many mortgages for which refinancing would otherwise have been economically attractive were already refinanced prior to 2004. The lower level of refinancing activity resulted in an increase in our flow persistency rates from 46% for the year ended December 31, 2003 to 65% for the year ended December 31, 2004, excluding bulk transactions and the effect of a periodic payoff reconciliation on one structured transaction involving single premium mortgage insurance that today would be classified as bulk insurance. We expect the market for mortgage originations and new mortgage insurance written to stabilize as anticipated home sales in future years offset the recent decline in mortgage originations due to decreased refinancing activity.

We also are developing innovative mortgage insurance products that are designed to attract first-time home buyers and expand the scope of the traditional mortgage insurance market. For example, we recently launched our HomeOpenersSM products: MonthlyPlus, PaymentPlus and LenderPlus. Our MonthlyPlus product combines a mortgage insurance policy with payment protection on mortgage payments for a specified period of time in the event of involuntary job loss or accidental death. Our PaymentPlus and LenderPlus products are designed to compete with simultaneous second mortgages, as described below under “—Competition—Mortgage lenders and other investors.”

Bulk insurance

Under our primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the insured portfolio are insured to specified levels of coverage, and there is an aggregate loss limit applicable to all of the insured loans. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction, and we negotiate the premium directly with the securitizer or other owner of the loans. Most of our bulk insurance business has related to loans financed by lenders who participate in the mortgage programs sponsored by the Federal Home Loan Banks. Premiums for bulk transactions generally are paid monthly by lenders or investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio.

The loans we insure in bulk transactions typically consist of prime credit-quality loans with loan-to-value ratios of 50% to 95%. We generally have avoided the riskier portions of the sub-prime segments of the market, because we believe market pricing for mortgage insurance on sub-prime bulk transactions has not been adequate and we have had concerns regarding the volatility of this segment. However, we may consider insuring such loans where we believe we will be able to achieve our target returns. Loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have primary mortgage insurance on a flow basis, written either by us or another private mortgage insurer. Our mortgage insurance coverage levels in bulk transactions typically range from 10% to 40%.

Pool insurance

In addition to our flow and bulk primary mortgage insurance, we previously have written mortgage insurance on a pool basis. Pool insurance generally is used as an additional credit enhancement for secondary market mortgage transactions. We ceased writing pool insurance in 1993 (with the exception of a limited amount of insurance we wrote for state housing finance agencies and in connection with a sale of loans by an affiliate) because of relatively high losses on pool policies, resulting primarily from inadequate pricing, loss severity and risk concentration in certain parts of the country. However, we may consider writing pool insurance for state housing finance agencies and others where we believe we will be able to achieve our target returns.

Our remaining pool insurance in force, which relates primarily to policies written between 1990 and 1993, generally covers the loss on a defaulted mortgage loan that exceeds either the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit. Mortgage loans we insured in pool insurance with loan-to-value ratios above 80% typically are covered by flow mortgage insurance, written either by us or another private mortgage insurer.

Contract underwriting services

We perform fee-based contract underwriting services for mortgage lenders. Historically, lenders and mortgage insurers each maintained underwriting staffs and performed separate, and in many ways duplicative, underwriting activities with respect to each mortgage loan. Over time, lenders and mortgage insurers have developed a number of arrangements designed to eliminate those inefficiencies. The provision of underwriting services by mortgage insurers serves this purpose and speeds the approval process.

The principal contract underwriting service we provide is determining whether the data relating to a borrower and a proposed loan contained in a mortgage loan application file complies with the lender’s loan underwriting guidelines or the investor’s loan purchase requirements. In connection with that service, we also compile the application data and submit it to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently analyze the data to determine if the proposed loan complies with their investor requirements. If the loan being reviewed requires mortgage insurance under the applicable lender or investor criteria, we also underwrite the loan to our mortgage insurance guidelines and issue the appropriate mortgage insurance coverage. We believe our contract underwriting services appeal to mortgage lenders because they enable lenders to reduce their costs and improve their operating efficiencies.

Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability.

New risk written by our contract underwriters represented 24% of our new risk written for the year ended December 31, 2004, compared to 23% and 26% for the years ended December 31, 2003 and 2002, respectively.

Captive Reinsurance

Captive reinsurance is a reinsurance program in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede to the captive reinsurers an agreed portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements, as of and for the periods indicated:

	As of or for the years ended December 31,
	2004	2003	2002
Primary risk in force subject to captive reinsurance arrangements, as a percentage of total primary risk in force	66%	64%	55%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	24%	23%	18%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	70%	75%	77%

We believe that the increase in the percentage of primary risk in force subject to captive reinsurance agreements was driven by a higher percentage of new insurance written generated by lenders having captive reinsurance programs during a period of high refinancing activity. Many large mortgage lenders have developed captive reinsurance affiliates, and the recent consolidation among large mortgage lenders has resulted in an increased percentage of mortgage loans originated or purchased by lenders with captive reinsurance programs. The recent low-interest-rate environment has generated significant refinancing activity in recent years, which has resulted in increased concentration of mortgage loans with larger lenders that tend to use captive reinsurance arrangements.

Many large U.S. mortgage lenders whose policies we insure have developed reinsurance operations that provide for net premium cessions from mortgage insurers of 25% to 40%. Starting in late 2003, we generally sought to exit or restructure a portion of our excess-of-loss risk sharing arrangements with premium cessions in excess of 25% to improve profitability. This resulted in a significant reduction in business from several of these lenders and a reduction in the percentage of primary new risk written that is subject to captive reinsurance arrangements. We then re-evaluated these relationships on a case-by-case basis, assessing various factors, including ceding terms, attachment points and quality of portfolios. As a result, we reinstated or restructured some of these arrangements.

As of December 31, 2004, other than reinsurance under captive arrangements, we reinsured less than 1% of our mortgage insurance in force.

Customers

Our principal mortgage insurance customers are originators of residential mortgage loans, such as mortgage banks, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders, who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. To obtain primary insurance written on a flow basis, a mortgage lender must first apply for and receive from us a mortgage guaranty master policy. In recent years, there has been significant consolidation among the largest lenders, which now underwrite a substantial portion of all the mortgages written in the U.S. Our top ten lenders accounted for an aggregate of 27% of our flow new insurance written for the year ended December 31, 2004.

We are focused on expanding our presence throughout the mortgage loan market by providing superior customer sales support, product offerings designed to meet the specific needs of our customers, and technology products designed to enable customers to reduce costs and expand revenues. In addition, as discussed under “—Operations and Technology,” we have developed web-based technology services that enable our customers to interact more efficiently with us.

Underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. This analysis generally includes reviewing the following criteria:

•	the borrower’s credit strength and history, as reported by credit reporting agencies;

•	the borrower’s debt-to-income ratios where income is disclosed;

•	the loan-to-value ratio;

•	the type of mortgage instrument;

•	the purpose of the loan;

•	the type of property; and

•	appraisals to confirm the property market value is fairly stated.

Loan applications for primary mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. Some mortgage lenders also underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. Before granting a lender delegated underwriting authority, our risk management personnel review the lender’s underwriting experience and processes, loan quality and specific loan programs to be included in the delegated program. In addition, we conduct audits on a sample of the delegated loans we insure to confirm that lenders with delegated authority adhere to approved underwriting guidelines and procedures.

The majority of mortgage loans we insure today are underwritten using Fannie Mae’s and Freddie Mac’s automated underwriting systems, or AUS, which lenders have widely adopted due to the GSEs’ requirements and the efficiencies that AUS provide. We have evaluated loans approved by Fannie Mae’s and Freddie Mac’s AUS and, like other mortgage insurers, we generally have agreed to insure loans approved by these systems. Under the delegated underwriting program, lenders may use their own AUS provided we have reviewed and approved their system. AUS have automated many of the underwriting steps were previously performed by underwriters on a manual basis and use sophisticated mortgage scoring methodologies to evaluate borrower default risk. Although we review AUS before allowing their use under our delegated program, under which lenders have the responsibility to determine whether the loans comply with our approved underwriting guidelines, a potential risk to us of using AUS is factors we might otherwise evaluate in making an underwriting decision are not considered if not required by the AUS.

Loans insured under our delegated underwriting program accounted for approximately 59% of our total risk in force as of December 31, 2004, compared to 59% and 56% as of December 31, 2003 and 2002, respectively. The percentage of new risk written by delegated underwriters was 58% for the year ended December 31, 2004, compared to 62% and 61% for the years ended December 31, 2003 and 2002, respectively.

In pricing mortgage insurance policies, we generally target substantially similar returns on capital regardless of the loan-to-value ratio, product type and depth of coverage. We establish premium rates principally on the basis of long-term claims experience in the industry, reflecting periods of lower and higher losses and various regional economic downturns. We believe over the long term each region of the U.S. will be subject to similar factors affecting risk of loss on insurance written, and, therefore, we generally use a nationally based premium rate policy, rather than a regional, local or lender-based policy. Our premium rates vary with the coverage percentage and the perceived risk of a claim on the insured loan, which takes into account the loan-to-value ratio, the type of mortgage and the term of the mortgage. Our premium rates also reflect our expectations, based upon our analysis of historical data, of the persistency of the policies in our book of business. Our premium rates also take into account competitive alternatives available to consumers, including rates offered by other mortgage insurers.

Our premium rates also consider the location of the borrower’s credit score within a range of credit scores. In accordance with industry practice, we use the “FICO” score as one indicator of a borrower’s credit quality. Fair Isaac and Company, or “FICO,” developed the “FICO” credit scoring model to calculate a FICO score based upon a borrower’s credit history. The higher the credit score, the lower the likelihood that a borrower will default on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. Some of our products require a minimum FICO score and/or have rates based on FICO scores. As of December 31, 2004, on a risk in force basis, approximately 92% of our flow insurance loans had FICO credit scores of at least 620, approximately 6% had FICO credit scores between 575 and 619, and approximately 2% had FICO scores of 574 or less.

As of December 31, 2004, on a risk in force basis, approximately 91% of our bulk insurance loans had FICO credit scores of at least 620, approximately 5% had FICO credit scores between 575 and 619, and approximately 4% had FICO scores of 574 or less. The majority of loans we currently insure in bulk transactions meet the conforming loan limit and have FICO credit scores of at least 620. After 2001, we significantly reduced writing insurance of loans in bulk transactions that included non-conforming and lesser-quality loans, such as “A minus” loans and “sub-prime” loans, because we believe market pricing was inadequate to compensate us for the risk.

We also provide mortgage insurance for “Alt A” loans, which are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets. For an Alt A loan, the borrower’s credit strength and history and the appraised value of the property are carefully reviewed. We also impose limitations on Alt A loans, including limitations with respect to the purpose of the loan and the type of property. Alt A loans represented 2.8%, 1.9% and 2.5% of our risk in force as of December 31, 2004, 2003 and 2002, respectively.

Loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2004	2003	2002
Primary risk-in-force lender concentration (by original applicant)	$22,969	$25,805	$28,004
Top 10 lenders	9,755	12,047	12,538
Top 20 lenders	11,938	14,392	15,360
Loan-to-value ratio
95.01% and above	3,601	3,431	2,538
90.01% to 95.00%	9,450	10,759	12,313
80.01% to 90.00%	9,555	10,868	11,681
80.00% and below	363	747	1,472

Total	$22,969	$25,805	$28,004

Loan grade
Prime	$20,704	$23,408	$26,025
A minus and sub-prime	2,265	2,397	1,979

Total	$22,969	$25,805	$28,004

Loan type
Fixed rate mortgage	$21,492	$24,354	$26,619
Adjustable rate mortgage	1,477	1,451	1,385

Total	$22,969	$25,805	$28,004

Type of documentation
Alt A	$633	$503	$708
Standard	22,336	25,302	27,296

Total	$22,969	$25,805	$28,004

Mortgage term
15 years and under	$1,163	$1,489	$1,214
More than 15 years	21,806	24,316	26,790

Total	$22,969	$25,805	$28,004

Loans in default and claims

Our default management process begins with notification by the loan servicer of a default on an insured loan. “Default” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than ten days after the borrower has been in default by three monthly payments. In most cases, however, defaults are reported earlier. We generally consider a loan to be in default and establish reserves if the borrower has failed to make a required mortgage payment for two consecutive months. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, defaults that are not cured result in a claim under our policy.

The following table sets forth the number of loans insured, the number of loans in default and the default rate for our U.S. mortgage insurance portfolio:

	December 31,
	2004	2003	2002
Primary Insurance
Insured loans in force	830,688	950,157	993,906
Loans in default	28,467	32,207	33,278
Percentage of loans in default (default rate)	3.4%	3.4%	3.3%
Flow loans in force	719,533	839,891	948,224
Flow loans in default	26,737	29,787	30,194
Percentage of flow loans in default (default rate)	3.7%	3.5%	3.2%
Bulk loans in force	111,155	110,266	45,682
Bulk loans in default	1,730	2,420	3,084
Percentage of bulk loans in default (default rate)	1.6%	2.2%	6.8%
A minus and sub-prime loans in force	69,817	75,584	63,646
A minus and sub-prime loans in default	7,068	6,881	5,547
Percentage of A minus and sub-prime loans in default (default rate)	10.1%	9.1%	8.7%
Pool Insurance
Insured loans in force	25,303	37,702	55,195
Loans in default	777	855	1,505
Percentage of loans in default (default rate)	3.1%	2.3%	2.7%

Primary insurance default rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary default rates for the various regions of the U.S. and the ten largest states by our risk in force as of December 31, 2004. Default rates are shown by region based upon location of the underlying property, rather than the location of the lender.

	Percent of primary risk in force as of December 31, 2004	Default rate December 31,

		2004	2003	2002
U.S. Regions
Southeast(1)	22%	3.87%	3.59%	3.51%
South Central(2)	17%	3.82%	3.65%	3.45%
Northeast(3)	13%	3.79%	3.88%	3.87%
North Central(4)	13%	2.80%	2.71%	2.94%
Pacific(5)	11%	2.11%	2.54%	2.94%
Great Lakes(6)	9%	4.61%	4.33%	4.08%
Plains(7)	6%	2.57%	2.54%	2.43%
Mid-Atlantic(8)	5%	2.85%	2.94%	3.25%
New England(9)	4%	2.46%	2.79%	2.82%

Total	100%	3.43%	3.38%	3.34%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in force as of December 31, 2004	Default Rate December 31,

		2004	2003	2002
Florida	8.15%	2.80%	2.75%	3.08%
Texas	6.92%	4.70%	4.15%	3.80%
New York	5.87%	3.06%	3.47%	3.46%
Illinois	5.55%	3.26%	3.23%	3.66%
California	4.72%	1.39%	1.91%	2.45%
North Carolina	3.90%	4.33%	4.12%	3.68%
Pennsylvania	3.87%	4.79%	4.38%	4.49%
Georgia	3.67%	4.92%	4.68%	4.40%
Arizona	3.64%	2.63%	3.18%	3.52%
Ohio	3.63%	5.13%	4.64%	4.20%

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period from January 1, 1997 through December 31, 2001 represented 13% of our primary insurance in force as of December 31, 2004. This portion of our loan portfolio is in its expected peak claim period with respect to traditional primary loans. We believe our “A minus” and “sub-prime” loans will have earlier incidences of default than our prime loans. “A minus” loans represented 4.4% and 3.5% of our primary risk in force as of December 31, 2004 and 2003, respectively, and “sub-prime” loans represented 5.5% and 5.8% of our primary risk in force as of December 31, 2004 and 2003, respectively.

The following table sets forth the dispersion of our primary insurance in force and risk in force as of December 31, 2004, by year of policy origination and average annual mortgage interest rate since we began operations in 1981:

(Dollar amounts in millions) Policy Year	Average rate	Primary insurance in force	Percent of total	Primary risk in force	Percent of total
1981-92	9.21%	$1,423	1.31%	$316	1.38%
1993	7.41%	989	0.91%	205	0.89%
1994	7.68%	1,103	1.01%	241	1.05%
1995	8.22%	820	0.75%	220	0.96%
1996	7.92%	902	0.83%	244	1.06%
1997	7.82%	825	0.76%	221	0.96%
1998	7.11%	2,301	2.11%	583	2.54%
1999	7.23%	2,559	2.35%	640	2.79%
2000	8.15%	1,546	1.42%	385	1.68%
2001	7.42%	6,457	5.93%	1,546	6.73%
2002	6.50%	15,398	14.14%	3,570	15.54%
2003	5.62%	48,962	44.95%	9,108	39.65%
2004	5.81%	25,634	23.53%	5,690	24.77%

Total portfolio	6.30%	$108,919	100.00%	$22,969	100.00%

Primary mortgage insurance claims paid, including loss adjustment expenses, or LAE, for the year ended December 31, 2004 were $146 million, compared to $117 million and $105 million for the years ended December 31, 2003 and 2002, respectively. Pool insurance claims paid for the year ended December 31, 2004 were $1 million, compared to $1 million and $4 million for the years ended December 31, 2003 and 2002, respectively.

The frequency of defaults may not correlate directly with the number of claims received because the rate at which defaults are cured is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends upon the borrower’s equity at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When we receive notice of a default, we use a proprietary model to determine whether a delinquent loan is a candidate for work-out. When the model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale, and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

Our policies require the insured to file a claim with us, specifying the claim amount (unpaid principal, interest and expenses), no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. The claim amount is subject to our review and possible adjustment. Depending upon the applicable state foreclosure law, an average of approximately 16 months elapse from the date of default to the filing of a claim on an uncured default. Our master policies exclude coverage for physical damage whether caused by fire, earthquake or other hazard where the borrower’s default was caused by an uninsured casualty.

We have the right to rescind coverage and refuse to pay a claim if it is determined that the insured or its agents misrepresented material information in the insurance application. In addition, where loans are underwritten by lenders through our delegated underwriting program, we have the right to rescind coverage if the loan was not underwritten in compliance with our approved guidelines.

Within 60 days after a claim and supporting documentation have been filed, we have the option:

•	to pay the claim amount, multiplied by coverage percentage specified in the certificate of insurance;

•	in the event the property is sold pursuant to an agreement made prior to payment of the claim, which we refer to as a pre-arranged sale, to pay the lesser of 100% of the claim amount less the proceeds of sale of the property, or the claim amount multiplied by the coverage percentage; or

•	to pay the lender an amount equal to the unpaid loan principal, delinquent interest and certain expenses incurred with the default and foreclosure, and acquire title to the property. We bear the risk of any loss in connection with the acquisition and sale of the property.

For the year ended December 31, 2004, we settled a majority of the primary insurance claims processed for payment on the basis of a pre-arranged sale.

The ratio of the claim paid to the unpaid principal amount multiplied by the coverage percentage is referred to as “claim severity.” The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 94%, 93% and 93% for the years 2004, 2003 and 2002, respectively.

Competition

We compete primarily with U.S. and state government agencies, other private mortgage insurers, mortgage lenders and other investors, the GSEs and, potentially, the Federal Home Loan Banks. We also compete, indirectly, with structured transactions in the capital markets and with other financial instruments designed to mitigate credit risk.

U.S. and state government agencies. We and other private mortgage insurers compete for flow business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. The following table sets forth the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years:

	December 31,
	2004	2003	2002	2001	2000
FHA/VA	32.8%	36.4%	35.6%	37.3%	41.4%
Private mortgage insurance	67.2%	63.6%	64.4%	62.7%	58.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source: Inside Mortgage Finance.

Loans insured by the FHA cannot exceed maximum principal amounts that are determined by a percentage of the conforming loan limit. For 2005, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is $312,859 and the maximum VA loan amount is $359,650. We and other private mortgage insurers are not limited as to maximum individual loan amounts we can insure.

In January 2001, the FHA reduced the up-front mortgage insurance premium it charges on loans from 2.25% to 1.5% of the original loan amounts. The FHA has also streamlined its down-payment formula, making FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause future demand for private mortgage insurance to decrease.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

Government entities with which we compete typically do not have the same capital requirements and do not have the same profit objectives as we do. Although private companies establish pricing terms for their products to achieve targeted returns, these government entities may offer products on terms designed to accomplish social or political objectives or reflect other non-economic goals.

Private mortgage insurers. The private mortgage insurance industry is highly competitive. The private mortgage insurance industry currently consists of seven mortgage insurers plus our company.

The other companies are Mortgage Guaranty Insurance Corporation; PMI Mortgage Insurance Company; CMG Mortgage Insurance Company, a joint venture in which PMI is one of the partners; Radian Guaranty Inc.; Republic Mortgage Insurance Co., an affiliate of Old Republic International; Triad Guaranty Insurance Corp.; and United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc.

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans, a first mortgage with a loan to-value-ratio of 80% and a simultaneous second mortgage for the excess portion of the loan. Simultaneous second loans are also often known as “80-10-10 loans,” because they often comprise a first mortgage with an 80% loan-to-value ratio, a second mortgage with a 10% loan-to-value ratio and the remaining 10% paid in cash by the buyer, rather than a single mortgage with a 90% loan-to-value ratio. However, simultaneous seconds also can be structured as 80-15-5 loans or 80-20-0 loans, as well as other configurations.

Over the past several years, we believe the volume of simultaneous second loans as an alternative to loans requiring private mortgage insurance has increased substantially. We believe this recent increase reflects the following factors:

•	the lower cost of simultaneous second loans compared to the cost of mortgage insurance, due to the current low-interest-rate environment and the emerging popularity of 15- and 30-year amortizing and adjustable rate simultaneous seconds;

•	the fact that second mortgage interest is generally tax-deductible, whereas mortgage insurance payments currently are not tax-deductible (although from time to time there have been proposed legislative initiatives to permit deductions for mortgage insurance payments);

•	negative consumer, broker and realtor perceptions of private mortgage insurance; and

•	the desire by some investors to hold second mortgages.

We are developing mortgage insurance products that seek to enhance the appeal of private mortgage insurance in view of the increasing volume of simultaneous second loans. For example, in 2004, we launched our HomeOpenersSM suite of products designed to compete more effectively with simultaneous second loans by offering consumers lower monthly payments, more deductible interest and involuntary job loss protection at no additional cost.

Mortgage lenders also may compete with mortgage insurers as a result of legislation that has removed restrictions on affiliations between banks and insurers. The Graham-Leach-Bliley Act of 1999 permits the combination of banks, insurers and securities firms under one holding company. This legislation may increase competition by increasing the number, size and financial strength of potential competitors. In addition, mortgage lenders that establish or affiliate with competing mortgage insurers may reduce their purchases of our products.

We also compete with structured transactions in the capital markets and with other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes, with lenders who forego mortgage insurance (self-insure) on loans held in their portfolios, and with mortgage lenders who maintain captive mortgage insurance and reinsurance programs.

The GSEs—Fannie Mae and Freddie Mac. As the predominant purchasers of conventional mortgage loans in the U.S., Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above under “—Primary mortgage insurance,” most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our mortgage insurance company is a qualified insurer with both GSEs. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry.

The GSEs are currently subject to oversight by the Department of Housing and Urban Development, or HUD. In November 2004, HUD announced new GSE mortgage purchase requirements, known as affordable housing goals. Under these goals, which became effective January 1, 2005, the minimum percent of all loans purchased by the GSEs that must support low- and moderate-income homebuyers increases annually from 50% in 2004 to 56% in 2008, and the minimum percent of such loans that must be on properties in underserved areas increases annually from 36% in 2004 to 39% in 2008. The GSEs’ goals to expand purchases of affordable housing loans have increased the size of the mortgage insurance market. The GSEs also have expanded programs to include commitments to purchase certain volumes of loans with loan-to-value ratios greater than 95%.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs, and the GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained- participation mortgages as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards on low-down-payment mortgages they purchase.

Federal Home Loan Banks. In October 1999, the Federal Housing Finance Board, or FHF Board, adopted resolutions that authorize each Federal Home Loan Bank, or FHLB, to offer Mortgage Partnership Finance Programs, or MPF Programs, to purchase single-family conforming mortgage loans originated by participating member institutions. In July 2000, the FHF Board gave permanent authority to each FHLB to purchase these loans from member institutions without any volume cap. In October 2000, the FHF Board approved the Mortgage Purchase Programs, or MPPs, to purchase single-family conforming mortgage loans, similar to the MPF Programs.

The MPF and MPP Programs are similar to the purchase of mortgage loans by the GSEs. Although not required to do so, the FHLBs currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80% and have become a source of increasing new business for us. However, to the extent that the FHLBs purchased uninsured mortgage loans or used other credit-enhancement products, the MPF and MPP Programs could result in a decrease in the size of the market for private mortgage insurance.

International mortgage insurance

We have significant mortgage insurance operations in Australia and Canada, two of the largest markets for mortgage insurance products outside the U.S., as well as in the smaller New Zealand market and the developing European market. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 45% for the three years ended December 31, 2004. Insurance in-force for our international mortgage insurance business contributed 64% of our total insurance in-force as of December 31, 2004 compared to 53% as of December 31, 2003 and 40% as of December 31, 2002. In addition, earnings from our international mortgage insurance business represented 47%, 39% and 19% of our mortgage insurance net earnings for the years ended December 31, 2004, 2003 and 2002, respectively, representing a compound annual growth rate of 54% from 2002 to 2004.

The mortgage loan markets in the U.S., Canada, Australia and New Zealand are well developed. Although mortgage insurance plays an important role in each of these markets, the markets vary significantly and are influenced in large part by the different cultural, economic and regulatory conditions in each market. We believe the following factors have contributed to the growth of robust mortgage insurance demand in these countries:

•	a desire by lenders to offer low-down-payment mortgage loans to facilitate the expansion of their business;

•	the recognition of the higher default risk inherent in low-down-payment lending and the need for specialized underwriting expertise to conduct this business prudently;

•	government housing policies that support increased homeownership;

•	government policies that support the use of securitization and secondary market mortgage sales, in which third-party credit enhancement is often used, as a source of funding and liquidity for mortgage lending; and

•	bank regulatory capital policies that provide incentives to lenders to transfer some or all of the increased credit risk on low-down-payment mortgages to third parties, such as mortgage insurers.

We believe a number of these factors are becoming evident in certain markets throughout Europe, Latin America and Asia and provide opportunities for us to expand our mortgage insurance business in those markets.

Based upon our experience in the mature markets, we believe a favorable regulatory framework is important to the development of an environment in which lenders routinely extend high loan-to-value loans and use products such as mortgage insurance to protect against default risk or obtain capital relief. As a result, we have advocated governmental and policymaking agencies throughout our markets adopt legislative and regulatory policies supporting increased homeownership and capital relief for lenders and mortgage investors that insure their loan portfolios with private mortgage insurance. Although the products we offer in each of our international markets differ, they represent substantially similar risk propositions and involve similar business practices. We have developed significant expertise in mature markets, and we leverage this experience in developing markets as we continue to encourage regulatory authorities to implement incentives for private mortgage insurance as an effective risk management strategy.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, also may encourage further growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. For example, Basel II may reward a lender that transfers some risk of mortgage default to a third-party insurer by reducing the amount of capital that the lender must hold to back a mortgage. Basel II was finalized and issued in June 2004; however, its adoption by individual countries is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance.

We believe certain markets in Europe, Latin America and Asia have strong demand for housing, but are underserved by the existing housing finance systems. As a result, we believe that mortgage insurance could enhance the overall scale, effectiveness and efficiency of these mortgage markets.

We believe lenders in these countries will seek to expand their consumer mortgage loan portfolios, while maintaining strong risk and capital management routines. With the expected implementation of the new Basel II standards, we believe we will be well positioned to assist lenders in these markets in meeting those goals and in complying with the anticipated complexity of the risk-based capital and operating standards.

Canada

We entered the Canadian mortgage insurance market in 1995 with our acquisition of certain assets and employees from the Mortgage Insurance Corporation of Canada, and we now operate in every province and territory. We are the only private mortgage insurer in the Canadian market.

Products

We offer two products in Canada: primary flow insurance and portfolio credit enhancement insurance. Our principal product is primary flow insurance, which is similar to the primary flow insurance we offer in the U.S. Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by banks, trust companies and insurers, where the loan-to-value ratio exceeds 75%. Mortgage insurance in Canada is typically single premium and provides 100% coverage, in contrast to the U.S., where monthly premiums and lower coverage levels are typical. Under the single-premium plan, lenders usually include the single premium as a part of the aggregate loan amount and pay a single premium to us as the mortgage insurer. We, in turn, record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected expiration of risk.

We also provide portfolio credit enhancement insurance to lenders that have originated loans with loan-to-value ratios of less than 75%. These policies provide lenders with immediate capital relief from applicable bank regulatory capital requirements and facilitate the securitization of mortgages in the Canadian market. In both primary flow insurance and portfolio policies, our mortgage insurance in Canada provides insurance coverage for the entire unpaid loan balance, including interest, selling costs and expenses, following the sale of the underlying property.

The leading mortgage product in the Canadian market is a mortgage with the interest rate fixed for the first five years of the loan. After the fifth year, the loan becomes due and payable and the borrower must negotiate its renewal, at which time the borrower may choose to have the interest rate float or have it fixed for an additional period. Lenders typically charge a mortgage pre-payment penalty that serves as a disincentive for borrowers to refinance their mortgages. Changes in interest rates, adverse economic conditions and high levels of borrowing affect the frequency of defaults and claims with respect to these loans, which may adversely affect our loss experience.

Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by banks, trust, companies and insurers with loan-to-value ratios greater than 75%. In February 2005, as part of a periodic review of the federal financial services regulatory framework, the Canadian Department of Finance issued a consultation document seeking comment on a wide variety of potential initiatives relating to the regulation of financial services, including whether to remove the statutory requirement for mortgage insurance on all loans with loan-to-value ratios greater than 75%. The removal of the statutory requirement for mortgage insurance, in whole or in part, may result in a reduction in the amount of business we write in future years in Canada. See “—Regulation—Mortgage Insurance—International Regulation—Canada.”

Government guarantee

We have an agreement with the Canadian government under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%.

Our agreement with the Canadian government provides that we and the government are entitled to review the terms of the guarantee when certain pricing assumptions have changed or other events have occurred that cause either party to believe these changes or other events have resulted in unfairness, prejudice or obvious hardship. In this event, the agreement requires us to negotiate in good faith for six months to make such modifications as are required to remove or modify the unfairness, prejudice or obvious hardship. If we and the government are unable to agree on appropriate changes to the guarantee, the matter must be referred to binding arbitration.

In addition, our agreement with the Canadian government provides that the government has the right to review the terms of the guarantee if GE’s ownership of our Canadian mortgage insurance company decreases below 50% or certain other events occur that affect the purposes of the agreement or the government’s risk or exposure under the guarantee. In this event, the agreement requires us to negotiate in good faith to make such modifications as are required to remove or modify any unfairness, prejudice or obvious hardship that may have resulted from the change in ownership or other events. If we are unable to agree on appropriate modifications within six months, the agreement may be terminated for any new insurance written after the termination. GE has informed us that it expects to reduce its equity ownership of us to below 50% within two years of the completion of the IPO. A reduction in GE’s equity ownership of us to below 50% would permit the Canadian government to review the terms of its guarantee and could lead to a modification or termination of the guarantee. Although we believe the Canadian government will preserve the guarantee to maintain competition in the Canadian mortgage insurance industry, any adverse change in the guarantee’s terms and conditions or termination of the guarantee could have a material adverse effect on our ability to continue offering mortgage insurance products in Canada.

Customers

The nine largest mortgage originators in Canada, consisting of banks, trust companies, and credit unions, collectively provide more than 80% of the financing for Canada’s residential mortgage financing. These nine originators provided us with 87%, 85% and 86% of our new insurance written for the years ended December 31, 2004, 2003 and 2002, respectively. Other market participants include regional banks, trust companies, and credit unions.

Competitors

The only other mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation, or CMHC, which is a Crown corporation owned by the Canadian government. Because CMHC is a government-owned entity, its mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. CMHC also operates the Canadian Mortgage Bond Program, which provides lenders the ability to efficiently guaranty and securitize their mortgage loan portfolios. We compete with CMHC primarily based upon our reputation for high-quality customer service, quick decision-making on insurance applications, strong underwriting expertise and flexibility in terms of product development. In July 2003 the CMHC announced a 15% reduction in rates, which we have matched. This rate reduction or other actions taken by the CMHC to reduce rates or compete with us in other ways may cause our revenue in our Canadian mortgage insurance business to decline. In addition, as in other markets, we compete in Canada with alternative products and financial structures, such as credit default swaps and captive insurers owned by lenders, which are designed to transfer credit default risk on mortgage loans.

Australia and New Zealand

We entered the Australian mortgage insurance market in 1997 with our acquisition of the operating assets of the Housing Loans Insurance Corporation, or HLIC, from the Australian government. We entered the New Zealand mortgage insurance market in 1999 as an expansion of our Australian operations.

Products

In Australia and New Zealand, we offer primary flow insurance, known as “lenders mortgage insurance,” or LMI, and portfolio credit enhancement policies. Our principal product is LMI, which is similar to the primary flow insurance we offer in Canada, with single premiums and 100% coverage. Lenders usually collect the single premium from prospective borrowers at the time the loan proceeds are advanced and remit the amount to us as the mortgage insurer. We in turn record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected expiration of risk.

We provide LMI on a flow basis to two types of customers: banks, building societies and credit unions; and non-bank mortgage originators, called mortgage managers. Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%, because reduced capital requirements apply to high loan-to-value residential mortgages only if they have been insured by, under requirements currently in effect, an “A” rated, or equivalently rated, mortgage insurance company that is regulated by the Australian Prudential Regulation Authority, or APRA. After October 1, 2004, “non-standard” loans with a loan to value ratio above 60% are entitled to a reduced capital requirement only if they meet strict requirements as established by APRA or are insured by a qualified LMI. APRA’s regulations currently require APRA-regulated lenders to determine the criteria for determining if a loan is a non-standard type loan. Our insurance subsidiary that serves the Australian and New Zealand markets has financial-strength ratings of “AA” (Very Strong) from S&P and Fitch and a rating of “Aa2” (Excellent) from Moody’s. The “AA” rating is the third-highest of S&P’s 20 ratings categories and the third-highest of Fitch’s 24 ratings categories. The “Aa2” rating is the third-highest of Moody’s 21 ratings categories.

Mortgage managers fund their operations primarily through the issuance of mortgage-backed securities. Because they are not regulated by APRA, they do not have the same capital incentives as banks for acquiring LMI. However, they use LMI as the principal form of credit enhancement for these securities and generally purchase insurance for every loan they originate, without regard to the loan-to-value ratio.

We also provide portfolio credit enhancement policies to APRA-regulated lenders that have originated loans for securitization in the Australian market. Portfolio mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our portfolio credit enhancement coverage generally is purchased for low loan-to-value, seasoned loans written by APRA-regulated institutions. To date, a market for these portfolio credit enhancement policies has not developed in New Zealand to the same extent as in Australia.

In both primary LMI and portfolio credit enhancement policies, our mortgage insurance provides insurance coverage for the entire unpaid loan balance, including selling costs and expenses, following the sale of the security property. Most of the loans we insure in Australia and New Zealand are variable rate mortgages with loan terms of between 20 and 30 years.

In connection with our acquisition of the operating assets of HLIC in 1997, we agreed to service a mortgage insurance portfolio that was retained by the Australian government. We receive a small amount of management fees for handling claims and providing loss mitigation and related services, but we did not acquire HLIC’s originated insurance policies and do not bear any risk on those policies.

Customers

The ten largest mortgage originators in Australia, consisting of seven banks and three mortgage managers, collectively provide more than 80% of Australia’s and New Zealand’s residential mortgage financing. These ten originators provided us with 78%, 78% and 77% of our new insurance written for the years ended December 31, 2004, 2003 and 2002, respectively. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies and credit unions.

Competitors

The Australian and New Zealand flow mortgage insurance markets currently are served by one other independent LMI company, as well as various lender-affiliated captive mortgage insurance companies. We compete primarily based upon our reputation for high-quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development. As in Canada, our products also compete in Australia and New Zealand with alternative products and financial structures that are designed to transfer credit default risk on mortgage loans. We believe other U.S. mortgage insurance providers are considering opportunities in Australia.

APRA’s license conditions require Australian mortgage insurance companies, including ours, to be mono-line insurers, which are insurance companies that offer just one type of insurance product.

Europe

We began our European operations in 1994 in the U.K., which is Europe’s largest market for mortgage loan originations. We expanded into five additional countries between 1999 and 2004, and we continue to explore opportunities in other European countries. Mortgage insurance originating in the U.K. accounted for approximately 54% of our European mortgage insurance in force as of December 31, 2004 as compared to 84% as of December 31, 2003. This large concentration in the U.K. is attributable primarily to the fact that we have been operating in that country considerably longer than in any other European country. Our growth in other European countries has helped to diversify our risk.

Products

Our European business currently consists principally of primary flow insurance on adjustable-rate mortgages. As is the case in our other non-U.S. markets, most primary flow insurance policies written in Europe are structured with single premium payments. Our primary flow insurance generally provides first-loss coverage in the event of default on a portion (typically 10%-20%) of the balance of an individual mortgage loan. We believe that, over time, there is an opportunity to provide additional products with higher coverage percentages to reduce the risks to lenders of low-down-payment lending to levels similar to those in more mature mortgage insurance markets. We also recently began offering portfolio credit enhancement policies to lenders that have originated loans for securitization in select European markets.

Customers

As a result of our strategy to expand organically into new markets in Europe with attractive growth potential, we have diversified our risk among six countries, thereby reducing our historical concentration in the U.K. Our portfolio of international mortgage insurance in force in Europe is concentrated in the countries where we have been active for the longest period of time and with customers with whom we have been doing business for the longest period of time. We expect this concentration to diminish over time. Our customers are primarily banks and mortgage investors, and our largest customer in Europe represented 31% of our new insurance written for the year ended December 31, 2004.

Competitors

Our European business faces competition from both traditional mortgage insurance companies as well as providers of alternative credit enhancement products. Our competitors are both public and private entities. Public mortgage guarantee facilities exist in a number of countries, which may compete with our products. We also face competition from affiliates of other U.S. private mortgage insurers, such as PMI, Radian and United Guaranty Residential Insurance Company, as well as multi-line insurers primarily in the U.K. and the Republic of Ireland, such as Norwich Union and Legal & General.

We also face competition from alternative credit enhancement products, such as personal guarantees on high loan-to-value loans, second mortgages and bank guarantees, and captive insurance companies organized by lenders. Lenders also have sought other forms of risk transfer, such as the use of capital market solutions through credit derivatives. In addition, some European lenders have chosen to price for and retain the additional credit risk, effectively self-insuring their low-down-payment loans. We believe that our global expertise, coverage flexibility, and strong ratings provide a very valuable offering compared with competitors and alternative products.

Loan portfolio

The following table sets forth selected financial information regarding the effective risk in force of our international mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2004	2003	2002
Loan-to-value ratio
95.01% and above	$515	$132	$12
90.01% to 95.00%	14,707	11,549	6,884
80.01% to 90.00%	23,841	15,762	8,718
80.00% and below	22,944	15,926	10,091

Total	$62,007	$43,369	$25,705

Loan type
Fixed rate mortgage	$—	$—	$—
Adjustable rate mortgage	62,007	43,369	25,705

Total	$62,007	$43,369	$25,705

Mortgage term
15 years and under	$26,138	$17,486	$11,813
More than 15 years	35,869	25,883	13,892

Total	$62,007	$43,369	$25,705

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. The table above presents effective risk in force, which recognizes the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in force has been calculated by applying to insurance in force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. As of December 31, 2004, this factor was 35%.

Loans in default and claims

The claim process in our international mortgage insurance business is similar to the process we follow in our U.S. mortgage insurance business. See “—Mortgage Insurance—U.S. mortgage insurance—Loans in default and claims.” The following table sets forth the number of loans insured, the number of loans in default and the default rate for our international mortgage insurance portfolio:

	December 31,
	2004	2003	2002
Primary insurance
Insured loans in force	1,591,485	1,282,731	1,054,703

Loans in default	5,304	4,926	3,641
Percentage of loans in default (default rate)	0.3%	0.4%	0.4%
Flow loans in force	1,346,035	1,044,131	753,314
Flow loans in default	5,084	4,679	3,268
Percentage of flow loans in default (default rate)	0.4%	0.5%	0.4%
Portfolio credit enhancement loans in force	245,450	238,600	301,389
Portfolio credit enhancement loans in default	220	247	373
Percentage of portfolio credit enhancement loans in default (default rate)	0.1%	0.1%	0.1%

Corporate and Other

Our Corporate and Other segment consists of net realized investment gains (losses), and unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), interest, and other financing expenses that are incurred at our holding company level. This segment also includes the results of Viking Insurance Company, GE Seguros and a few other small, non-core businesses that are managed outside our operating segments.

Our subsidiary, Viking Insurance Company, is a Bermuda-based reinsurer primarily of leased equipment insurance and consumer credit insurance underwritten by American Bankers Insurance Company, or ABIC. GE’s Vendor Financial Services business purchases property and casualty insurance from ABIC on behalf of certain of its lessees to cover leased equipment. ABIC then reinsures those policies with Viking. GE’s Card Services business develops and markets credit insurance through credit card issuers, retailers and banks. These credit insurance policies also are underwritten by ABIC and then reinsured with Viking.

Viking also has an in-force block of reinsurance of U.S. and Canadian consumer auto warranties and property and casualty gap insurance that protects consumers from the risk of loss on any difference between the value of an automobile and any loans secured by it. We do not intend to enter into any new warranty or gap insurance reinsurance treaties, and the existing treaties are in run-off, with the remaining program expiring gradually through 2008.

Vendor Financial Services ceased purchasing new insurance coverage on behalf of lessees through ABIC, as of March 1, 2004, and Card Services intends to phase out marketing credit insurance over the next several years. GE Capital has agreed to take all commercially reasonable efforts to maintain the relevant existing insurance and reinsurance relationships, but we expect Viking’s reinsurance programs with GE’s Card Services business and Vendor Financial Services to decline steadily over the next several years and, ultimately, be discontinued. With respect to Card Services’ credit insurance, GE Capital may decide to encourage a switch of existing coverages to another program. In that event, GE Capital has agreed to pay Viking an amount equal to the net underwriting income Viking is projected to receive as reinsurer from the date of discontinuation of any credit insurance program through December 31, 2008.

Our subsidiary, GE Seguros, is a small Mexican-domiciled multi-line insurer. We acquired this business in 1995 and currently hold 99.6% of its outstanding shares. GE Seguros is licensed to sell property and casualty, life and health insurance in Mexico.

GE Seguros currently writes primarily motor vehicle coverage for personal and commercial domestic vehicles and personal coverage for tourist vehicles. It also writes a small amount of homeowners’, commercial property, transport and life insurance. GE Seguros distributes its products through independent agents in Mexico and, for the tourist auto business, it also distributes its products through agents located in key U.S. border locations. GE Seguros maintains agency relationships through its branch offices in major Mexican cities.

Viking, GE Seguros and other small, non-core businesses had aggregate net earnings of $44 million, $28 million and $42 million for the years ended December 31, 2004, 2003 and 2002, respectively.

International Operations

Information regarding our U.S. and international operations is presented in note 23 to our financial statements, included in Item 8. of this Annual Report.

Distribution

We distribute our products through an extensive and diversified distribution network that is balanced between independent sales intermediaries, including financial intermediaries and independent producers, and dedicated sales specialists. We believe this access to a variety of distribution channels enables us to respond effectively to changing consumer needs and distribution trends. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and our financial strength ratings, the marketing and services we provide to them and the strength of the relationships we maintain with individuals at those firms. We have strategically positioned our multi-channel distribution network to capture a broad share of the distributor and consumer markets and to accommodate different consumer preferences in how to purchase insurance and financial services products.

Protection and Retirement Income and Investments segments

Our Protection and Retirement Income and Investments segments both distribute their products through the following channels:

•	financial intermediaries, including banks, securities brokerage firms, and independent broker/dealers;

•	independent producers, including brokerage general agencies, or BGAs, affluent market producer groups and specialized brokers; and

•	dedicated sales specialists, including long-term care sales agents and affiliated networks of both accountants and personal financial advisers.

The following table sets forth our annualized first-year premiums and deposits for the products in our Protection and Retirement Income and Investments segments (other than our payment protection insurance business), categorized by each of our distribution channels. For our payment protection insurance business, the following table sets forth written premiums, gross of reinsurance and cancellations, because historically we have not tracked annualized first-year premiums for this business.

	Year ended December 31, 2004				Year ended December 31, 2003
(Dollar amounts in millions)	Financial intermediaries	Independent producers	Dedicated sales specialists	Total	Financial intermediaries	Independent producers	Dedicated sales specialists	Total
Annualized first-year premiums and deposits(1)
Protection

Life insurance	$7	$135	$2	$144	$10	$145	$8	$163
Long-term care insurance	41	47	74	162	53	48	139	240
Group life and health insurance	—	171	—	171	—	144	—	144

Retirement Income and Investments
Spread-based retail products	2,136	848	34	3,018	1,361	812	82	2,255
Spread-based institutional products	—	2,151	—	2,151	—	1,911	—	1,911
Fee-based products	1,018	678	542	2,238	1,934	767	378	3,079

Written premiums(2)
Protection
Payment protection insurance	1,501	—	—	1,501	2,175	—	—	2,175

(1)	Annualized first-year premiums and deposits reflect the amount of business we generated during a specified period. We consider annualized first-year premiums and deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies and additional investments by our customers during a specified period, rather than a measure of our revenues or profitability during that period.
(2)	Reflects written premiums, gross of reinsurance and cancellations.

Financial intermediaries

We have selling agreements with approximately 1,000 financial intermediaries in the U.S., including banks, securities brokerage firms and independent broker/dealers. We use financial intermediaries to distribute a significant portion of our deferred and income annuities and other investment products, and long-term care insurance. They also distribute a small portion of our life insurance policies to their individual clients. We have approximately 200 wholesalers in the U.S. who are our employees and who work to develop sales relationships with new financial intermediaries and to expand sales with existing financial intermediaries. In addition, we have 174 distributors, most of whom are financial intermediaries, for our payment protection insurance products.

Independent producers

Brokerage general agencies. We distribute most of our products, including life insurance, annuities and long-term care insurance through approximately 565 independent BGAs located throughout the U.S. BGAs market our products, and those of other insurance companies, through a network of approximately 290,000 independent brokers who sell our products.

Affluent market producer groups. Through strong relationships with several industry-leading affluent market producer groups, we have access to approximately 6,300 producers who sell our products. These groups target high-net-worth individuals, which we define to include households with at least $1 million of liquid assets, as well as small to medium-size businesses, which we define as those with fewer than 1,000 employees. We distribute life insurance, long-term care insurance and annuity products through these groups.

Specialized brokers. We distribute many of our products through brokers that specialize in a particular insurance or investment product and deliver customized service and support to their clients. We use a network of approximately 600 specialized independent brokers to distribute structured settlements. We believe we have one of the oldest and largest distribution systems for structured settlements and our relationships with many of these specialized brokers date back more than 20 years. We distribute our group life and health insurance products and services through an independent network of approximately 4,000 licensed group life and health brokers and agents that are supported by our nationwide sales force of approximately 100 employees. These group brokers and agents typically specialize in providing employee benefit and retirement solution services to employers. We also distribute GICs and funding agreements through a group of approximately 35 specialized brokers and investment managers.

Dedicated sales specialists

Long-term care agents. We have approximately 1,200 active sales agents who specialize in selling our long-term care insurance products. These sales agents also sell our Medicare supplement insurance product and the products of other insurers on a select basis. We employ the individuals who manage and support the dedicated sales specialists. We compensate our long-term care agents primarily on a commission basis. To support lead generation for this channel, we have a comprehensive direct mail and marketing program, including mass marketing and affinity strategies that target members of various organizations, such as travel, social and professional organizations. We also identify prospective customers through educational seminars, policyholder referrals and targeted promotions linked to our national advertising campaigns.

Accountants and personal financial advisers. We have more than 2,000 affiliated personal financial advisers, of whom approximately 1,700 are accountants, who sell our annuity and insurance products including variable products, third-party mutual funds and other investment products through our wholly-owned broker/dealers. In the past several years, accountants have been increasingly responsible for assisting their clients with long-term financial planning, as well as traditional accounting and tax-related services. As a result, accountants provide us with an opportunity for growth as a distribution channel. We primarily distribute annuities and other investment products through this channel.

Mortgage Insurance

We distribute our mortgage insurance products through our dedicated sales force of more than 100 employees located throughout the U.S. This sales force primarily markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. In addition to our field sales force, we also distribute our products through a telephone sales force serving our smaller lenders, as well as through our “Action Center” which provides live phone and web chat based support for all our customer segments.

We also maintain a dedicated sales force that markets our mortgage insurance products to lenders in Canada, Australia, New Zealand, and Europe. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Marketing

We promote and differentiate our products and services through breadth of offerings, technology services, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a breadth of products that meet the needs of consumers throughout the various stages of their lives. We refer to our approach to product diversity as “smart” breadth because we are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We believe our reputation for innovation and our smart breadth of products enable us to sustain strong relationships with our distributors and position us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

Since the completion of our IPO, we have customized our marketing approach to promote our new brand to key constituencies, including sales intermediaries, employees, investors and consumers. These programs include advertising on television shows and in trade and business periodicals that are likely to reach those demographic groups. We also seek to build recognition of our new brand and maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance our relationships.

In order to further meet the needs of our sales intermediaries, we also market our new brand and our products to key consumer groups through targeted marketing programs. For example, we sponsor the Genworth Center for Financial Learning, which provides a web site to promote financial literacy. We believe the website contributes to the recognition of our products and services and generates loyalty among independent sales intermediaries and consumers.

We also have been actively marketing our products and services to U.S. Latino customers, who we believe are substantially underserved by insurance and investment products, despite being the largest minority group in the U.S. As part of this campaign, we recruit Spanish-speaking agents, translate various marketing materials into Spanish, advertise our services on Spanish media and participate in Latin American cultural events. We operate a Spanish-language website devoted to financial education for U.S. Latinos. We also introduced our new emerging market web-based mortgage platform, TuCasaAhora.com, which was designed to help Latinos become homeowners. The product combines bilingual education, discounts, and incentives to support Latino first time homeownership.

Our branding strategy is to establish our new Genworth brand expeditiously while we continue to use the GE brand name and logo with customers. We have begun to transition some of our marketing and distribution activities to replace the GE brand name and monogram with our Genworth brand and logo. At the same time, we continue to use the GE brand name and monogram in marketing and distribution activities that we will replace with the Genworth brand in the future. Pursuant to a transitional trademark license agreement, GE granted us the right to use the “GE” mark and the “GE” monogram for up to five years following the IPO in connection with our products and services.

Risk Management

Overview

Risk management is a critical part of our business and we have adopted rigorous risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development projects. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. We have an experienced group of more than 150 professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We believe we have benefited from the sophisticated risk management techniques that GE applies throughout its businesses, and we have emphasized our adherence to those techniques as a competitive advantage in marketing and managing our products.

New product introductions

Our risk management process begins with the development and introduction of new products and services. We have established a rigorous product development process that specifies a series of required analyses, reviews and approvals for any new product. This process includes a review of the market opportunity and competitive landscape for each proposed product, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product in the market, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take prompt corrective action when necessary. Significant product introductions require approval by our senior management team. We use a similarly rigorous process to introduce variations to existing products and to introduce existing products through new distribution channels.

Product performance reviews

Our Risk Committee includes our President and Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, and the Presidents of our three operating segments. The Risk Committee reviews each of the products in all our operating segments on a regular cycle, typically approximately twice per year. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. In addition, in our Mortgage Insurance segment, we also review the profitability of lender accounts on a quarterly basis to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which provide us with valuable insights into other innovative risk management practices.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate risks associated with each major product line, in addition to the interest rate risk for our overall enterprise. We analyze the behavior of our liability cash flows across a wide variety of future interest rate scenarios, reflecting policy features and expected policyholder behavior. We also analyze the behavior of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to large and small changes in interest rates and enables us to manage our assets and liabilities more effectively.

Portfolio diversification

We use limits to ensure a spread of risk in our business. We have strict limitations on credit risk to avoid concentration in our investment portfolio. Our product portfolios have considerable diversification due to the wide variety of products we have sold over a number of years. We also manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we carefully monitor geographic concentrations in our portfolio and the condition of housing markets in each country in which we operate. We monitor our concentration of risk in force at the regional, state and major metropolitan area levels on a quarterly basis. In the U.S., we evaluate the condition of housing markets in major metropolitan areas with our proprietary OmniMarket SM model, which rates housing markets based on variables such as economic activity, unemployment, mortgage delinquencies, home sales trends and home price changes. We also regularly monitor factors that affect home prices and their affordability by region and major metropolitan area.

Actuarial databases and information systems

Our extensive actuarial databases and innovative information systems technology are important tools in our risk management programs. We believe we have the largest actuarial database for long-term care insurance claims with 30 years of experience in offering those products. We also have substantial experience in offering individual life insurance products, and we have developed a large database of claims experience, particularly in preferred risk classes, which provides significant predictive experience for mortality.

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, our GENIUS® new business processing system uses digital underwriting technology that has lowered our operating costs and increased the speed, consistency and accuracy of our underwriting process by reducing decision-making variation. In our mortgage insurance business we use borrower credit scores, our proprietary mortgage scoring model, OmniScore®, and our extensive database of mortgage insurance experience to evaluate new products and portfolio performance. OmniScore® uses the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In the U.S., OmniScore® also incorporates our assessment of the housing market in which a property is located, as evaluated with our OmniMarketSM model. We believe this additional mortgage data and housing market assessment significantly enhances OmniScore’s® predictive power over the life of the loan. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Compliance

We take a disciplined approach to legal and regulatory compliance practices and throughout our company instill a strong commitment to integrity in business dealings and compliance with applicable laws and regulations. We have approximately 200 professionals dedicated to legal and regulatory compliance matters.

Operations and Technology

Service and support

We have a dedicated team of approximately 5,000 service and support personnel (including our operations through an arrangement with an outsourcing provider in India that is 40% owned by GE) who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide customer service and support, and we operate service centers that leverage technology, integrated processes, and Six Sigma process management techniques.

In our Protection and Retirement Income and Investments segments, we interact directly and cost-effectively with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically, obtain information about our products, submit applications, check application and account status and view commission information. We also provide our independent sales intermediaries and dedicated sales specialists with account information to disseminate to their customers through the use of industry-standard XML communications.

We also have introduced technologically advanced services to customers in our Mortgage Insurance segment. Historically, lenders submitted applications for mortgage insurance via mail, courier or fax. If we approved the loan, we would issue a certificate of insurance to the lender. Advances in technology now enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates.

Through our Internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. We also assist in workouts through LMO Fast-Track, which we believe is the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers. For the year ended December 31, 2004, we issued approximately 86% of our U.S. mortgage insurance commitments electronically, compared to 82% for the year ended December 31, 2003 and 78% for the year ended December 31, 2002.

Operating centers

We have centralized our operations and have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. We expect to realize additional efficiencies from further facility rationalization, which includes centralizing additional U.S. operations and consolidating mailrooms and print centers. In addition, through an arrangement with an outsourcing provider that is 40% owned by GE, we have a substantial team of professionals in India who provide a variety of services to us, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing resources to our insurance operations. Most of the personnel in India have college degrees, and many have graduate degrees.

Technology capabilities and process improvement

We rely on proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. We hold, or have applied for, more than 120 patents. Our technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. We continually manage technology costs by standardizing our technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks. We also work with associates from GE’s Global Research Center to develop new technologies that help deliver competitive advantages to our company. We also may work in the future on new projects with the GE Global Research Center, other research organizations or academic institutions.

We believe we have greatly enhanced our operating efficiency and generated significant cost savings by using a variety of process tools, including a highly disciplined quality management and process optimization methodology known as Six Sigma which relies on the rigorous use of statistical techniques to assess process variations and defects. The program uses a disciplined methodology to define, measure, analyze, improve and control the features and performance of a company’s products and processes. As part of our transition services agreement with GE, we will be able to continue to use the Six Sigma program as we have in the past, at no cost to us.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Protection

We establish reserves for life insurance policies based upon generally recognized actuarial methods. We use mortality tables in general use in the U.S. and Europe, modified where appropriate, to reflect relevant historical experience and our underwriting practices. Persistency, expense and interest rate assumptions are based upon relevant experience and expectations for future development. We establish reserves at amounts which, including the receipt of assumed additional premiums and interest assumed to be earned on the assets underlying the reserves, we expect to be sufficient to satisfy our policy obligations.

The liability for policy benefits for universal life insurance policies and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, plus any amount needed to provide for additional benefits. We also establish reserves for amounts that we have deducted from the policyholder’s balance to compensate us for services to be performed in future periods.

We establish reserves for long-term care insurance policies based upon factors including mortality, persistency, expenses, claim likelihood, benefit utilization levels, claim continuance, and any applicable coverage limitations. Long-term care insurance does not have the extensive historical claims experience of life insurance, and therefore, our ability to forecast future experience for long-term care insurance products is more limited than for life products.

Our reserves for unpaid group life and health insurance claims, including our medical and non-medical lines, are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but as yet unreported losses. For reported claims, our reserves are based upon an evaluation of the claims, including anticipated run-out patterns, and include a provision for adverse claim development and fluctuation. Reserves for incurred but not reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events which we believe will materially affect claim levels.

Reserves for long-term disability claims are based upon factors including recovery, mortality, expenses, Social Security and other benefit offsets, and investment income. They represent the actuarial present value of benefits and associated expenses for current claims, reported claims that have not yet completed the applicable elimination period and for covered disabilities that have been incurred but have not yet been reported. Claims on long-term disability insurance policies consist of payments to be made periodically, generally monthly, in accordance with the contractual terms of the policy.

We establish reserves for our payment protection insurance using a number of actuarial models. Claim reserves are calculated separately for disability, life and unemployment business. Reserves are established at three different stages of a claim: incurred but not reported, reported but not paid, and in the course of payment.

Retirement Income and Investments

For our investment contracts, including annuities, GICs, and funding agreements, contractholder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus investment earnings and interest credited to the account, less expense, mortality, and profit charges, if applicable. We also maintain a separate reserve for any expected future payments in excess of the account value due to the potential death of the contractholder.

Reserves for future policy benefits on our immediate fixed annuity contracts are calculated based upon actuarial assumptions regarding the interest to be earned on the assets underlying the reserves and, if applicable, the annuitant’s life expectancy.

Mortgage Insurance

In our mortgage insurance businesses, a significant period of time may elapse between the occurrence of the borrower’s default on a mortgage payment, which is the event triggering a potential future claim payment, the reporting of such default and our eventual payment of the claim. Consistent with U.S. GAAP and industry accounting practices, we establish reserves for loans that are in default, including loans that are in default but have not yet been reported, by forecasting the percentage of loans in default on which we will ultimately pay claims and the average claim that will be paid. We generally consider a loan to be in default if the borrower has failed to make a required mortgage payment for two consecutive months. In addition to our reserves for known loans in default, we establish reserves for “loss adjustment expenses” to provide for the estimated costs of settling claims, including legal and other fees, and general expenses of administering the claims settlement process.

We estimate ultimate claims and associated costs based upon our historical loss experience, adjusted for the anticipated effect of current economic conditions and projected economic trends. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not currently in default.

To improve the reserve estimation process, we segregate our mortgage loan portfolio based upon a variety of factors, and we analyze each segment of the portfolio in light of our default experience to produce our reserve estimate. We review these factors on a periodic basis and adjust our loss reserves accordingly. Although inflation is implicitly included in the estimates, the impact of inflation is not explicitly isolated from other factors influencing the reserve estimates. We do not discount our loss reserves for financial reporting purposes.

We also establish liabilities related to contract underwriting indemnification. Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining that loans processed by our contract underwriters meet specified underwriting or purchase criteria. We revise our estimates of these liabilities from time to time to reflect our recent experience.

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-.” Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the IPO, we entered into reinsurance transactions with UFLIC, which resulted in a significant concentration of reinsurance risk with UFLIC.

The following table sets forth our exposure to our principal reinsurers, along with the reinsurance recoverable as of December 31, 2004, and the A.M. Best ratings of those reinsurers as of that date:

(Dollar amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC(1)	$16,179	A-
IDS Life Insurance Company(2)	746	A+
Phoenix Life Insurance Company(3)	618	A
Swiss Re Life & Health America Inc.	154	A+
Munich American Reassurance Company	96	A+
ERC(4)	92	A-
Revios Reinsurance	77	A-

(1)	See note 10 to the financial statements included in Item 8 of this Annual Report.
(2)	Our reinsurance arrangement with IDS covers a run-off block of single-premium life insurance policies.
(3)	Our reinsurance arrangement with Phoenix covers a run-off block of corporate-owned life insurance policies. Both of these arrangements originated from acquisitions.
(4)	ERC refers to Employers Reassurance Corporation (an indirect subsidiary of GE) and ERC Life Reinsurance Corporation (an indirect subsidiary of GE until December 2003).

As discussed above under “—Mortgage Insurance—Products and Services—Risk mitigation arrangements—Captive reinsurance,” in the U.S., we have entered into a number of reinsurance agreements in which we share portions of our mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede an agreed portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess-of-loss basis. As of December 31, 2004, our total mortgage insurance risk reinsured to all captive reinsurers was $2.8 billion, and the total capital held in trust for our benefit by all captive reinsurers was $528 million. These captive reinsurers are not rated, and their claims-paying obligations to us are limited to the amount of capital held in trust. We believe the capital held in trust by these captive reinsurers is sufficient to meet their anticipated obligations to us. However, we cannot ensure that each captive with which we do business can or will meet all its obligations to us.

Financial Strength Ratings

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders.

Our principal life insurance subsidiaries are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

Company	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
American Mayflower Life Insurance Company of New York	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)
Federal Home Life Insurance Company	A+ (Superior)	Not rated	Aa3 (Excellent)	AA- (Very Strong)
First Colony Life Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)
GE Capital Life Assurance Company of New York	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)
GE Life and Annuity Assurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)
GE Group Life Assurance Company	A (Excellent)	AA- (Very Strong)	Not Rated	Not Rated
General Electric Capital Assurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Our mortgage insurance subsidiaries are rated by S&P, Moody’s and Fitch as follows:

Company(1)	S&P rating	Moody’s rating	Fitch rating
General Electric Mortgage Insurance Corporation	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)
GE Residential Mortgage Insurance Corporation of NC	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)
GE Mortgage Insurance Company Pty. Limited	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)
GE Mortgage Insurance Limited	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)

(1)	Our Canadian mortgage insurance company is not rated by any of the rating agencies shown above.

The A.M. Best, S&P, Moody’s and Fitch ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors in this offering. These financial strength ratings should not be relied on with respect to making an investment in our securities.

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have, in its opinion, a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of fifteen ratings assigned by A.M. Best, which range from “A++” to “F”.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 20 ratings categories.

Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories.

Fitch states that “AA” (Very Strong) rated insurance companies are viewed as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. The “AA” rating category is the second-highest of eight financial strength rating categories, which range from “AAA” to “D.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 24 ratings categories.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis.

Investments

As of December 31, 2004, we had total cash and invested assets of $67.1 billion (including $0.9 billion of restricted investments held by securitization entities) and an additional $8.9 billion held in our separate accounts, for which we do not bear investment risk. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in short-term securities and other investments, including a small position in equity securities. In all cases, investments for our particular insurance company subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified portfolio of high-quality, income producing securities and other assets. Our investment strategy seeks to optimize investment income without relying on realized investment gains. Our investment strategy focuses primarily on:

•	minimizing interest rate risk through rigorous management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-interest, low-volatility assets;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	continuously evaluating our asset class mix and pursuing additional investment classes; and

•	rigorous, continuous monitoring of asset quality.

We are exposed to two primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest; and

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates.

We manage credit risk by analyzing issuers, transaction structures and real estate properties. We use sophisticated analytic techniques to monitor credit risk. For example, we continually measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. If an issuer downgrade causes our holdings of that issuer to exceed our risk thresholds, we automatically undertake a detailed review of the issuer’s credit. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial real estate loans, we manage credit risk through geographic, property type and product type diversification and asset allocation. We routinely review different issuers and sectors and conduct more formal quarterly portfolio reviews with our Investment Committee.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.”

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale
Public	$40,150	60%	$51,336	64%
Private	12,274	18%	14,149	18%
Mortgage loans	6,051	9%	6,114	8%
Other investments	3,996	6%	3,789	4%
Policy loans	1,224	2%	1,105	1%
Restricted investments held by securitization entities	860	1%	1,069	1%
Equity securities, available for sale	374	1%	600	1%
Cash, cash equivalents and short-term investments	2,210	3%	2,513	3%

Total cash and invested assets	$67,139	100%	$80,675	100%

Organization

Prior to the IPO, GE Asset Management Incorporated, or GEAM, provided investment management services for substantially all of the investment portfolios for the U.S. companies in our Protection and Retirement Income and Investments segments and portions of the investment portfolios of the U.S. and Canadian companies in our Mortgage Insurance segment pursuant to various investment management agreements. In connection with the IPO, we established our own investment department which consists of more than 140 individuals, led by our Chief Investment Officer, who presides over our Investment Committee, which reports to our Board of Directors and the boards of directors of our insurance company subsidiaries. Our investment department includes portfolio management, risk management, finance and accounting functions and, under the direction of the Investment Committee, is responsible for establishing investment policies and strategies, reviewing asset liability management and performing asset allocation. In addition, we manage certain asset classes for our domestic insurance operations that until the IPO were managed by GEAM, including commercial mortgage loans, privately placed debt securities and derivatives.

GEAM continues to provide investment management services for our U.S. and Bermudan investment portfolios pursuant to these investment management and services agreements and investment guidelines approved by the boards of directors of our insurance subsidiaries. We have agreed to pay GEAM a management fee for these services on a quarterly basis equal to a percentage of the value of the assets under management to be paid quarterly in arrears. The percentage is established annually by agreement between GEAM and us and is intended to reflect the cost to GEAM of providing its services.

We incurred expenses for investment management and related administrative services of $50 million, $67 million and $61 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $33 million, $61 million and $39 million was paid to GEAM for the years ended December 31, 2004, 2003 and 2002, respectively. GEAM is a registered investment adviser providing a full range of investment management services, primarily to the GE Pension Trust, the funding vehicle for GE’s defined benefit pension plan, and our subsidiaries as well as a wide range of affiliated and non-affiliated institutional clients, including certain other GE-affiliated insurance entities.

Management of investments for our non-U.S. operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. Substantially all the assets of our payment protection and mortgage insurance businesses are managed by GE Asset Management Limited, or GEAML, pursuant to agreements that are substantially similar to our agreements with GEAM in the U.S. The majority of the assets of our Canadian, Australian and New Zealand mortgage insurance businesses continue to be managed by unaffiliated investment managers located in their respective countries. As of December 31, 2004 and 2003, approximately 8% and 5%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities.

Investment results

The annualized yield on general account cash and invested assets, excluding net realized investment gains and losses was 5.5%, 5.8% and 6.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in investment yields is primarily attributable to purchases of assets in an interest rate environment where current market yields are lower than the existing portfolio yields.

The following table sets forth information about our investment income, excluding realized gains and losses, for the components of our investment portfolio for the periods indicated:

	For the years ended December 31,
	2004		2003		2002
(Dollar amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities – taxable	5.5%	$2,827	6.2%	$3,354	6.2%	$3,333
Fixed maturities – non-taxable	5.1%	150	4.0%	128	4.9%	158
Mortgage loans	7.3%	438	7.2%	410	7.4%	361
Equity securities	5.5%	25	2.8%	27	2.2%	39
Other investments	11.5%	75	2.4%	17	2.7%	41
Policy loans	9.3%	107	8.3%	88	7.7%	71
Restricted investments held by securitization entities	6.6%	64	4.9%	36	0.0%	—
Cash, cash equivalents and short-term investments	0.5%	12	1.6%	58	2.2%	37

Gross investment income before expenses and fees	5.6%	3,698	5.9%	4,118	6.1%	4,040
Expenses and fees		(50)		(67)		(61)

Net investment income	5.5%	$3,648	5.8%	$4,051	6.0%	$3,979

Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability.

Fixed maturities

Fixed maturities, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 78%, 82% and 83% of total cash and invested assets as of December 31, 2004, 2003 and 2002, respectively.

Based upon estimated fair value, public fixed maturities represented 77%, 78% and 81% of total fixed maturities as of December 31, 2004, 2003 and 2002, respectively. Private fixed maturities represented 23%, 22% and 19% of total fixed maturities as of December 31, 2004, 2003 and 2002, respectively. We invest in privately placed fixed maturities in an attempt to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities, and illiquid trading markets.

The Securities Valuation Office of the National Association of Insurance Commissioners, or NAIC, evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

The following tables present our public, private and aggregate fixed maturities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturities generally are not rated by the NAIC and are shown based upon their equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain securities, primarily non-U.S. securities, are not rated by the NAIC or the Nationally Recognized Statistical Rating Organizations and are so designated.

		December 31,
Public fixed maturities		2004			2003
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$27,839	$28,635	71%	$32,095	$33,212	64%
2	Baa	8,847	9,344	23%	13,866	14,778	29%
3	Ba	1,339	1,415	4%	1,829	1,896	4%
4	B	646	651	2%	1,023	979	2%
5	Caa and lower	73	63	0%	295	272	1%
6	In or near default	13	15	0%	96	104	0%
	Not rated	26	27	0%	92	95	0%

	Total public fixed maturities	$38,783	$40,150	100%	$49,296	$51,336	100%

		December 31,
Private fixed maturities		2004			2003
NAIC Rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$6,272	$6,501	53%	$7,029	$7,388	52%
2	Baa	4,587	4,768	39%	5,182	5,442	38%
3	Ba	574	605	5%	691	728	5%
4	B	198	202	2%	234	228	2%
5	Caa and lower	112	103	1%	192	177	1%
6	In or near default	44	43	0%	93	86	1%
	Not rated	52	52	0%	99	100	1%

	Total private fixed maturities	$11,839	$12,274	100%	$13,520	$14,149	100%

		December 31,
Total fixed maturities		2004			2003
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$34,111	$35,136	67%	$39,124	$40,600	62%
2	Baa	13,434	14,112	27%	19,048	20,220	31%
3	Ba	1,913	2,020	4%	2,520	2,624	4%
4	B	844	853	2%	1,257	1,207	2%
5	Caa and lower	185	166	0%	487	449	1%
6	In or near default	57	58	0%	189	190	0%
	Not rated	78	79	0%	191	195	0%

	Total fixed maturities	$50,622	$52,424	100%	$62,816	$65,485	100%

The following table sets forth the amortized cost and estimated fair value of fixed maturities by contractual maturity dates (excluding scheduled sinking funds) as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$2,026	$2,040	$1,747	$1,761
Due after one year through five years	10,450	10,749	11,400	11,817
Due after five years through ten years	11,395	11,842	13,318	13,901
Due after ten years	15,002	15,916	24,288	25,754

Subtotal	38,873	40,547	50,753	53,233
Mortgage-backed and asset-backed	11,749	11,877	12,063	12,252

Total fixed maturities	$50,622	$52,424	$62,816	$65,485

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government and agencies	$572	1%	$1,055	2%
State and municipal	3,030	6%	3,350	5%
Government—Non-U.S.	1,744	3%	1,551	2%
U.S. corporate	21,893	42%	33,025	50%
Corporate—Non-U.S.	6,913	13%	7,949	12%
Mortgage-backed	8,577	17%	7,848	12%
Asset-backed	3,300	6%	4,404	7%
Public utilities	6,395	12%	6,303	10%

Total fixed maturities	$52,424	100%	$65,485	100%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$10,357	30%	$13,069	28%
Utilities and energy	7,056	20%	10,345	22%
Consumer—non cyclical	4,351	12%	6,036	13%
Consumer—cyclical	2,666	8%	4,356	9%
Industrial	2,475	7%	3,340	7%
Capital goods	2,240	6%	2,928	6%
Technology and communications	2,223	6%	2,972	6%
Transportation	1,063	3%	1,970	4%
Other	2,770	8%	2,258	5%

Total	$35,201	100%	$47,274	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2004, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $2,154 million, which was approximately 3% of our total cash and invested assets as of such date. The exposure to the largest single issuer of corporate bonds held as of December 31, 2004 was $257 million, which was less than 1% of our total cash and invested assets as of such date.

We do not have material unhedged exposure to foreign currency risk in our invested assets. In our non-U.S. insurance operations, both our assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities generally are swapped into U.S. dollars using derivative financial instruments.

Mortgage-backed securities

The following table sets forth the types of mortgage backed securities we held as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$6,007	70%	$5,348	68%
Collateralized mortgage obligations	1,014	12%	799	10%
Sequential pay class bonds	787	9%	922	12%
Planned amortization class bonds	239	3%	265	4%
Pass-through securities	108	1%	32	0%
Other	422	5%	482	6%

Total	$8,577	100%	$7,848	100%

We purchase mortgage-backed securities to diversify our portfolio risk characteristics from primarily corporate credit risk to a mix of credit risk and cash flow risk. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The majority of the mortgage-backed securities in our investment portfolio have relatively low cash flow variability. Our active monitoring and analysis of this portfolio, focus on stable types of securities and limits on our holdings of more volatile types of securities reduces the effects of interest rate fluctuations on this portfolio.

Commercial mortgage-backed securities, or CMBS, which represent our largest class of mortgage-backed securities, are securities backed by a diversified pool of first mortgage loans on commercial properties ranging in size, property type and geographic location. The primary risk associated with CMBS is default risk. Prepayment risk on CMBS is generally low because of prepayment restrictions contained in the underlying collateral.

The majority of our collateralized mortgage obligations, or CMOs, are guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. CMOs separate mortgage pools into different maturity classes called tranches. This separation generally provides for greater cash flow stability than other mortgage-backed securities.

Sequential pay class bonds receive principal payments in a prescribed sequence without a pre-determined prepayment schedule. Planned amortization class bonds are bonds structured to provide more certain cash flows to the investor and therefore are subject to less prepayment and extension risk than other mortgage-backed securities.

Pass-through securities are the most liquid assets in the mortgage-backed sector. Pass-through securities distribute, on a pro rata basis to their holders, the monthly cash flows of principal and interest, both scheduled and prepayments, generated by the underlying mortgages.

Asset-backed securities

The following table sets forth the types of asset-backed securities we held as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Credit card receivables	$1,139	34%	$1,131	26%
Home equity loans	786	24%	1,043	24%
Automobile receivables	496	15%	1,425	32%
Other	879	27%	805	18%

Total	$3,300	100%	$4,404	100%

We purchase asset-backed securities both to diversify the overall risks of our fixed maturities portfolio and to provide attractive returns. Our asset-backed securities are diversified by type of asset, issuer and servicer. As of December 31, 2004, approximately $1.99 billion, or 60%, of the total amount of our asset-backed securities were rated “Aaa/AAA” by Moody’s or S&P.

The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

Mortgage loans

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of mortgage loans is stated at original cost net of prepayments and amortization.

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2004		2003
Property Type	Carrying value	% of total	Carrying value	% of total
(Dollar amounts in millions)
Office	$1,822	30%	$2,024	33%
Industrial	1,797	30%	1,812	30%
Retail	1,574	26%	1,500	25%
Apartments	650	11%	573	9%
Mixed use/other	208	3%	205	3%

Total	$6,051	100%	$6,114	100%

	December 31,
	2004		2003
Geographic Region	Carrying value	% of total	Carrying value	% of total
(Dollar amounts in millions)
Pacific	$1,796	30%	$1,867	31%
South Atlantic	1,239	20%	1,194	20%
Middle Atlantic	953	16%	932	15%
East North Central	682	11%	771	12%
Mountain	463	8%	478	8%
West South Central	306	5%	288	5%
West North Central	252	4%	271	4%
East South Central	225	4%	226	4%
New England	135	2%	87	1%

Total	$6,051	100%	$6,114	100%

The following table sets forth the distribution of our commercial mortgage loans by loan size as of the dates indicated:

	December 31,
	2004			2003
(Dollar amounts in millions)	Number of loans	Principal balance	% of total	Number of loans	Principal balance	% of total
Under $5 million	3,119	$3,073	50%	1,627	$3,153	51%
$5 million but less than $10 million	409	1,442	24%	207	1,394	23%
$10 million but less than $20 million	142	1,009	17%	67	948	15%
$20 million but less than $30 million	26	334	5%	13	309	5%
More than $30 million	12	237	4%	8	358	6%

Total	3,708	$6,095	100%	1,922	$6,162	100%

The following table sets forth the scheduled maturities for our commercial mortgage loans as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Due in 1 year or less	$50	1%	$68	1%
Due after 1 year through 2 years	86	1%	60	1%
Due after 2 year through 3 years	50	1%	122	2%
Due after 3 year through 4 years	333	5%	64	1%
Due after 4 year through 5 years	232	4%	389	6%
Due after 5 years	5,300	88%	5,411	89%

Total	$6,051	100%	$6,114	100%

We monitor our mortgage loans on a continual basis. These reviews include an analysis of the property, its financial statements, the relevant market and tenant creditworthiness. Through this monitoring process, we review loans that are restructured, delinquent or under foreclosure and identify those that management considers to be potentially delinquent.

The following table sets forth the changes in allowance for losses on mortgage loans as of the dates indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2004	2003
Balance, beginning of period	$50	$45
Additions	7	8
Deductions for writedowns and dispositions	(5)	(3)

Balance, end of period	$52	$50

Equity securities

Our equity securities, which are classified as available-for-sale, primarily consist of retained interests in our securitization transactions, as well as mutual funds and investments in publicly-traded preferred and common stocks of U.S. and non-U.S. companies.

Other investments

The following table sets forth the carrying values of our other investments as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending	$3,202	80%	$3,026	80%
Limited partnerships	183	5%	253	7%
Real estate	—	—	120	3%
Other investments	611	15%	390	10%

Total	$3,996	100%	$3,789	100%

We participate in a securities lending program whereby blocks of securities included in our portfolio are loaned primarily to major brokerage firms. We require a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The limited partnerships primarily represent interests in pooled investment funds that make private equity investments in U.S. and non-U.S. companies. Real estate consists of ownership of real property, primarily commercial property. Other investments are primarily swaps, amounts on deposit with foreign governments, options and strategic equity investments.

Derivative financial instruments

We use derivative financial instruments, such as interest rate and currency swaps, currency forwards and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market;

•	matching the currency of invested assets with the liabilities they support;

•	converting the asset duration to match the duration of the liabilities;

•	reducing our exposure to fluctuations in equity market indices that underlie some of our products; and

•	protecting against the early termination of an asset or liability.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

The following table sets forth our positions in derivative financial instruments as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Notional value	% of total	Notional value	% of total
Interest rate swaps	$8,185	89%	$9,960	86%
Foreign currency swaps	542	6%	697	6%
Equity index options	459	5%	457	4%
Foreign exchange contracts	27	—	30	—
Swaptions	—	—	474	4%

Total	$9,213	100%	$11,618	100%

Employees

As of December 31, 2004, we had approximately 6,150 full-time and part-time employees. We believe our employee relations are satisfactory. To the best of our knowledge, none of our employees are subject to collective bargaining agreements. Some of our employees in Europe may be members of trade unions, but local data privacy laws prohibit us from asking them about their membership in trade unions, and they are not required to inform us.

Directors and Executive Officers

See Part III, Item 10. of this Annual Report for information about our Directors and Executive Officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230.

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee and Management Development and Compensation Committee, the key practices of each of these committees, our Corporate Governance Principles, and our company integrity manual, Integrity: The Spirit and the Letter of Our Commitment (which comprises our “code of ethics”). Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address.

On October 28, 2004, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, or NASD, state securities authorities and non-U.S. authorities regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, the NASD and similar non-U.S. authorities are the principal regulators of these operations.

The purpose of the laws and regulations affecting our insurance and securities businesses is primarily to protect our customers and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) increasingly make inquiries regarding compliance by us and our subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

U.S. Insurance Regulation

Our U.S. insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance.

The types of U.S. insurance laws and regulations applicable to us or our U.S. insurance subsidiaries are described below. Our U.S. mortgage insurance subsidiaries are subject to additional insurance laws and regulations applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance.”

Insurance holding company regulation

All U.S. jurisdictions in which our U.S. insurance subsidiaries conduct insurance business have enacted legislation that requires each U.S. insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over the sum of statutory liabilities and capital. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s jurisdiction of domicile.

Policy forms

Our U.S. insurance subsidiaries’ policy forms are subject to regulation in every U.S. jurisdiction in which such subsidiaries are licensed to transact insurance business. In most U.S. jurisdictions, policy forms must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

Dividend limitations

As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations. The payment of dividends or other distributions to us by our U.S. insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the applicable insurance regulator has received notice of the intended payment and has not objected in such period or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is defined by these laws and regulations as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months exceeds the greater (or, in some jurisdictions, the lesser) of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (if not a life insurer) during the prior calendar year.

The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders.

Market conduct regulation

The laws and regulations of U.S. jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, complaint handling and claims handling. The regulatory authorities in U.S. jurisdictions generally enforce these provisions through periodic market conduct examinations.

Statutory examinations

As part of their regulatory oversight process, insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2004, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.

Guaranty associations and similar arrangements

Most of the jurisdictions in which our U.S. insurance subsidiaries are licensed to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets.

Aggregate assessments levied against our U.S. insurance subsidiaries totaled $2.7 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Although the amount and timing of future assessments are not predictable, we have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings.

Change of control

The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a person obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquiror’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquiror and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. Approval of an acquisition is not required in these states, but the state insurance departments could take action to impose conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Policy and contract reserve sufficiency analysis

Under the laws and regulations of their jurisdictions of domicile, our U.S. life insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. life insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Reserves—Mortgage Insurance.”

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our U.S. insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’

judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of statutory surplus of our U.S. insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our U.S. insurance subsidiaries may issue.

Risk-based capital

The NAIC has established risk-based capital standards for U.S. life insurance companies as well as a model act with the intention that these standards be applied at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2004, the risk-based capital of each of our U.S. life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action.

Statutory accounting principles

Statutory accounting principles, or SAP, is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends.

U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.

Regulation of investments

Each of our U.S. insurance subsidiaries is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurance subsidiaries comply with these laws and regulations.

Federal regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal and state securities laws. As a result, they are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the NASD and state securities authorities. Federal and state securities regulation similar to that discussed below under “—Securities Regulation” affect investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. These proposals have included “The Federal Insurance Consumer Protection Act of 2003” and “The State Modernization and Regulatory Transparency Act.” The Federal Insurance Consumer Protection Act of 2003 would have established comprehensive and exclusive federal regulation over all “interstate insurers,” including all life insurers selling in more than one state. This proposed legislation was not enacted. The State Modernization and Regulatory Transparency Act would maintain state-based regulation of insurance but would change the way that states regulate certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. This proposed legislation remains pending. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, is continuing to be phased in through 2010. The repeal and continuing uncertainty created by the repeal of the federal estate tax has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our estate planning products, including survivorship/second-to-die life insurance policies. In May 2003, U.S. President George Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends. This reduction may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities, that are designed to defer taxes payable on investment returns.

U.K. Insurance Regulation

General

Insurance and reinsurance businesses in the U.K. are subject to close regulation by the Financial Services Authority, or FSA. We have U.K. subsidiaries that have received authorization from the FSA to effect and carry out contracts of insurance in the U.K. An authorized insurer in the U.K. is able to operate throughout the European Union, subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. Certain of our U.K. subsidiaries operate in other member states of the European Union through the establishment of branch offices.

Supervision

The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken.

The FSA also supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

In addition, on January 14, 2005, the FSA began to supervise the sale of general insurance, including payment protection insurance and mortgage insurance. Under FSA rules, persons who are involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

Solvency requirements

Under FSA rules, insurance companies must maintain a margin of solvency at all times, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. In addition, an insurer that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of the following:

•	The solvency capital resources available to the European group to which the U.K. insurance company belongs. The European group is defined by reference to the U.K. insurance company’s ultimate parent company domiciled in the European Economic Area. Currently, this requirement is only a reporting requirement. However, after December 31, 2006, the FSA will be required to take action where the solvency capital requirements of the European group exceed that group’s available capital resources.

•	The solvency capital resources available to the worldwide group to which the U.K. insurance company belongs. The worldwide group is defined by reference to the U.K. insurance company’s ultimate insurance parent company. This requirement is only a reporting requirement.

Restrictions on dividend payments

English company law prohibits our U.K. subsidiaries from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

Store card investigation

Antitrust authorities in the U.K. currently are investigating the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also are examining various insurance products sold to store card holders. These products include payment protection insurance, purchase protection and price protection. Our U.K. payment protection insurance business currently underwrites each of these products that are sold by one of the largest providers of store cards in the U.K. As part of that investigation, we recently received an information request and we intend to respond to that request in a timely manner.

The antitrust authorities have until March 2006 to publish their report and findings. We cannot predict the effect this investigation may have on the store card sector in the U.K., the sale of insurance products linked to store cards or our payment protection insurance business in the U.K.

Change of control

The acquisition of “control” of any U.K. insurance company will require FSA approval. For these purposes, a party that “controls” a U.K. insurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against our U.K. subsidiaries by the FSA.

Intervention and enforcement

The FSA has extensive powers to intervene in the affairs of an insurance company or authorized person and has the power, among other things, to enforce, and take disciplinary measures in respect of, breaches of its rules.

Mortgage Insurance

State regulation

General

Mortgage insurers generally are restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s risk-based capital requirements, but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. As of December 31, 2004, none of our U.S. mortgage insurance subsidiaries had a risk in-force to capital ratio in excess of 25:1.

Reserves

Our U.S. mortgage insurance subsidiaries are required under state insurance laws to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal the greater of (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserve as of December 31, 2004 for our U.S. mortgage insurance subsidiaries was approximately $2.2 billion. This reserve effectively reduces our U.S. mortgage insurance subsidiaries’ ability to pay dividends and other distributions because it reduces policyholders’ surplus.

Federal regulation

In addition to federal laws that directly affect mortgage insurers, private mortgage insurers are affected indirectly by federal legislation and regulation affecting mortgage originators and lenders, by purchasers of mortgage loans such as Freddie Mac and Fannie Mae, and by governmental insurers such as the FHA and VA. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. Legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.

The Homeowners Protection Act provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. The Homeowners Protection Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. FHA loans are not covered by the Homeowners Protection Act. Under the

Homeowners Protection Act, automatic termination of mortgage insurance would generally occur once the loan-to-value ratio reaches 78%. A borrower generally may request cancellation of mortgage insurance once the loan- to-value reaches 80% of the home’s original value or when actual payments reduce the loan balance to 80% of the home’s original value, whichever occurs earlier. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by the Homeowners Protection Act.

The Real Estate Settlement and Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Both mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by HUD, state insurance departments and state attorneys general and also provides for private rights of action.

In July 2002, HUD proposed a rule under RESPA entitled “Simplifying and Improving the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers.” Under this proposed rule, lenders and other packagers of loans were given the choice of offering a “Guaranteed Mortgage Package” or providing a “Good Faith Estimate” where the estimated fees are subject to a 10% tolerance. Qualifying packages would be entitled to a “safe harbor” from RESPA’s anti-kickback rules. Mortgage insurance is included in the package “to the extent an upfront premium is charged.” In March 2004, HUD withdrew the proposed rule but stated that it would reexamine and possibly revise the proposed rule and resubmit it for public comment. It is unclear whether a revised rule will be proposed and adopted or what impact it may have on the mortgage insurance industry.

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through MICA, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

International regulation

Canada

The Office of the Superintendent of Financial Institutions, or OSFI, provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company. OSFI does not have enforcement powers over market conduct issues in the insurance industry. Market conduct issues are a provincial responsibility. The Federal Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibits Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 75% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with loan-to-value ratio exceeding 75% must be insured by a qualified insurer or the CMHC. We currently are the only qualified private insurer.

In February 2005, as part of a periodic review of the federal financial services regulatory framework, the Canadian Department of Finance issued a consultation document seeking comment on a wide variety of potential initiatives relating to the regulation of financial services, including whether to remove the statutory requirement for mortgage insurance on all loans with loan-to-value ratios greater than 75%. The consultation period concludes June 1, 2005, after which the Canadian government may produce draft policy proposals and its recommendations for regulatory changes, if any. To the extent that amendments to this requirement are adopted, they are expected to become effective in October 2006. The removal of the statutory requirement for mortgage insurance, in whole or in part, may result in a reduction in the amount of business we write in future years in Canada.

We have an agreement with the Canadian government under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%.

The legislative requirement in Canada to obtain mortgage insurance on high loan-to-value mortgages and the favorable capital treatment given to financial institutions because of our 90% sovereign guarantee effectively precludes these financial institutions from issuing simultaneous second mortgage products similar to those offered in the U.S.

Australia

APRA regulates all financial institutions in Australia, including general, life and mortgage insurance companies. Effective July 1, 2002, APRA provided new regulatory standards for all general insurers, including mortgage insurance companies. APRA’s license conditions currently require Australian mortgage insurance companies, including us, to be mono-line insurers, which are insurance companies that offer just one type of insurance product.

APRA also sets authorized capital levels and regulates corporate governance requirements, including our risk management strategy. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including a periodic review of outstanding insurance liabilities by an approved actuary, and a reinsurance management strategy, which outlines our use of reinsurance in Australia.

In addition, APRA determines the capital requirements for depository institutions and provides for reduced capital requirements for depository institutions that insure residential mortgages with loan-to-value ratios above 80% (in the case of standard loans) and, from October 1, 2004, with loan-to-value ratios above 60% (in the case of non-standard type loans). APRA’s regulations currently require APRA-regulated lenders to determine the criteria for determining if a loan is a non-standard type loan. Currently, to be entitled to this reduced capital requirement, the loan must be insured with an “A” rated, or equivalently rated, mortgage insurance company that is regulated by APRA. Our insurance subsidiaries that serve the Australian and New Zealand markets have financial-strength ratings of “AA” (Very Strong) from S&P and Fitch and a rating of “Aa2” (Excellent) from Moody’s. The “AA” rating is the third-highest of S&P’s 21 ratings categories and the third-highest of Fitch’s 24 ratings categories. The “Aa2” rating is the third-highest of Moody’s 21 ratings categories.

APRA currently is proposing to increase the capital requirements that govern mortgage insurers in Australia, particularly in the event of a severe recession accompanied by a significant decline in housing values. If, after completing its review process, APRA concludes that the capital requirements that currently govern mortgage issuers are not sufficient and decides to increase the amount of capital required for mortgage insurers, we may, depending on the amount of such increase, be required to increase the capital in our Australian mortgage insurance business. This would reduce our returns on capital from those operations.

United Kingdom and Continental Europe

The U.K. is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Our authorization to provide mortgage insurance in the U.K. enables us to offer our products in all the European Union member states, subject to certain regulatory requirements of the FSA and, in some cases, local regulatory requirements. We can provide mortgage insurance only in the classes for which we have authorization under applicable regulations and must maintain required risk capital reserves. We are also subject to the oversight of other regulatory agencies in other countries where we do business throughout Europe. For more information about U.K. insurance regulation that affects our mortgage subsidiaries that operate in the U.K., see “—U.K. Insurance Regulation.”

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the U.S., the U.K., Canada and Australia. These countries include Mexico, Spain, Bermuda and a number of other countries in Europe. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies and contracts offered by them, are subject to various levels of regulation under the federal securities laws administered by the SEC. Certain of our U.S. subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. Certain of their respective employees are licensed as investment advisory representatives in the states where those employees have clients. Our U.S. investment adviser subsidiaries also manage investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some annuity contracts and insurance policies issued by some of our U.S. subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933. Certain of our subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, the NASD, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and NASD and are further subject to applicable state and local laws.

These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, limitations on the activities in which the investment adviser or broker/dealer may engage, suspension or revocation of the investment adviser or broker/dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states and other countries in which we provide investment advisory services, offer the products described above or conduct other securities-related activities.

Certain of our U.S. subsidiaries also sponsor and manage investment vehicles that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 apply to these investment vehicles and the securities issued by such vehicles. The Investment Company Act of 1940, the Investment Advisers Act of 1940 and the Securities Act of 1933, including the rules promulgated thereunder, are subject to change which may affect our U.S. subsidiaries that sponsor and manage such investment vehicles.

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state and non-U.S. environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties also is an inherent risk in property ownership and operation. In addition, we hold equity interests in companies and have made loans secured by properties that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

ERISA considerations

We provide certain products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

USA Patriot Act

The USA Patriot Act of 2001, or the Patriot Act, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

In Europe, the collection and use of personal information is subject to strict regulation. The European Union’s Data Protection Directive establishes a series of privacy requirements that EU member states are obliged to enact in their national legislation. European countries that are not EU member states have similar privacy requirements in their national laws. These requirements generally apply to all businesses, including insurance companies. In general, companies may process personal information only if consent has been obtained from the persons concerned or if certain other conditions are met. These other requirements include the provision of notice to customers and other persons concerning how their personal information is used and disclosed, limitations on the transfer of personal information to countries outside the European Union, registration with the national privacy authorities, where applicable, and the use of appropriate information security measures against the access or use of personal information by unauthorized persons. Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Canada, Australia and other countries in which we operate.

Item 2. Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities with approximately 462,000 square feet in Lynchburg, Virginia. In addition, we lease approximately 900,000 square feet of office space in 85 locations throughout the U.S. We also own two buildings outside the U.S. with approximately 40,000 square feet, and we lease approximately 445,000 square feet in various locations outside the U.S.

Most of our leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to ten years. Our aggregate annual rental expense under all these leases was $31 million during the year ended December 31, 2004.

We believe our properties are adequate for our business as presently conducted.

Item 3. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and the failure to disclose, contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes and the use of inducements to brokers or companies in the sale of insurance products. We have not received a subpoena or inquiry from the State of New York with respect to these matters. As part of industry-wide inquiries in this regard, we have received inquiries and informational requests from federal and state regulatory authorities. We are cooperating with these regulatory authorities in connection with their inquiries.

Recent industry-wide inquiries also include those regarding market timing and late trading in variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. In this regard, we responded in late 2003 to a New York State Attorney General subpoena regarding market timing and late trading in variable products and mutual funds. We have not received any further inquiries from the New York State Attorney General regarding this matter.

Although we do not believe that the current investigations and proceedings will have a material adverse effect on our business, financial condition or results of operations, we cannot assure you that this will be the case. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In any event, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

In our investment-related operations, we are subject to, and may become subject to further, litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships.

One of our insurance subsidiaries is named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies from that subsidiary and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis with respect to the insurance subsidiary named in the lawsuit. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 500 policies from the class action settlement. At that time, we accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. We cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the six pending lawsuits, on our financial condition, results of operations or business reputation.

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the FCRA requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. Two of those cases, both in the Middle District of Florida, were dismissed after class certification was denied. Class allegations have been stricken from the complaint in a third case because plaintiffs’ counsel failed to meet a filing deadline. We intend to defend vigorously against the actions to which we are a party, but we cannot predict their outcome.

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

It is not clear whether the expiration of the injunction will lead to new litigation by individuals or governmental authorities for monetary relief and/or additional injunctive relief under RESPA and state law against mortgage insurers, including us. Any future claims made against us could allege either that we violated the terms of the injunction or that our pricing structures and business practices violate RESPA or state laws after the expiration of the injunction. We cannot predict whether our pricing structure or business practices, including any changes adopted in response to any changes by our competitors in their pricing structure or business practices or otherwise, or whether any services we or they may provide to mortgage lenders, could be found to violate RESPA, any future injunction that might be issued, or state laws.

One of our subsidiaries is involved in an arbitration regarding our delegated underwriting practices. A mortgage lender that underwrote loan applications for mortgage insurance under our delegated underwriting program commenced the arbitration against us in 2003 after we rescinded policy coverage for a number of mortgage loans underwritten by that lender. We rescinded coverage because we believe those loans were not underwritten in compliance with applicable program standards and underwriting guidelines. However, the lender claims that we improperly rescinded coverage. We believe our maximum exposure in the arbitration, based upon the risk in force on the rescinded coverage on loans that are delinquent, is currently approximately $20 million. We believe we had valid reasons to rescind coverage on the disputed loans and therefore believe we have meritorious defenses in the arbitration. We intend to contest vigorously all the claims in this arbitration.

One of our insurance subsidiaries is a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. The five cases are Monger v. Allen, Maynard and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, 66 et al. (filed June 25, 2004). The Monger and Hanrick cases have been settled. The remaining three cases are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Monger alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleged breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices and negligent supervision. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in the three unresolved actions is approximately $883,000. The plaintiff in Warfel seeks damages of $1.4 million, and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. Additionally, in the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of a putative class of individuals who had dealings with Allen and Maynard. At that time we accrued a reserve for the settlement in principle. In October, 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. Although we cannot determine the ultimate outcome of these suits, we do not believe they will have a material effect on our financial condition or results of operations. However, we cannot determine whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intraday sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, since the IPO for the periods indicated.

	High	Low
2004
Second Quarter (from May 25, 2004)	$23.04	$18.75
Third Quarter	$23.99	$20.75
Fourth Quarter	$27.84	$22.77

As of December 31, 2004, we had 48 holders of record of our Class A Common Stock.

All the shares of Class B Common Stock are owned by GEFAHI, and there is no public market for these shares.

Dividends

Since the IPO, we declared quarterly dividends of $0.065 per share of common stock on September 8, 2004 and December 1, 2004 and paid those dividends on October 27, 2004 and January 27, 2005, respectively. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

We are a holding company and have no direct operations. As a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. Our insurance subsidiaries are subject to the laws of the jurisdictions in which they are domiciled and licensed and consequently are limited in the amount of dividends that they can pay. See “Item 1.—Business—Regulation.”

Recent Sales of Unregistered Securities

Genworth Financial, Inc. was incorporated on October 23, 2003 under the laws of the State of Delaware. In connection with our formation, we issued 1,000 shares of common stock for $1,000 to GEFAHI, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

In connection with our corporate reorganization on May 24, 2004, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion short-term note and a $550 million contingent non-interest-bearing note, all pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Selected Historical and Pro Forma Financial Information

The following table sets forth selected historical combined and pro forma financial information. The selected historical financial information as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 has been derived from our financial statements, which have been audited by KPMG LLP and are included elsewhere in this annual report. The selected pro forma financial information for the year ended December 31, 2004 is unaudited and has been derived from our financial statements. You should read this information in conjunction with the information under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to a change in accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, variable interest entities in 2003 and goodwill and other intangible assets in 2002), which are included elsewhere in this Annual Report.

In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses include international mortgage insurance, payment protection insurance based in Europe, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and the $550 million Contingent Note. Shortly after the completion of the IPO, we refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper.

We have prepared our financial statements as if Genworth had been in existence throughout all relevant periods. Our historical financial information and statements include all businesses that were owned by GEFAHI, including those that were not transferred to us, as well as the other insurance businesses that we acquired from other GE subsidiaries, each in connection with our corporate reorganization.

Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC policy obligations under our structured settlement contracts, which had reserves of $12.0 billion, and our variable annuity contracts, which had general account reserves of $2.8 billion and separate account reserves of $7.9 billion, each as of December 31, 2003. These contracts represent substantially all of our contracts that were in force as of December 31, 2003 for these products. In addition, effective as of January 1, 2004, we ceded to UFLIC policy obligations under a block of long-term care insurance policies that we reinsured from Travelers, which had reserves of $1.5 billion, as of December 31, 2003. In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. In addition, as part of the reinsurance transactions, UFLIC ceded to us substantially all of its in-force blocks of Medicare supplement insurance. As of December 31, 2003, these blocks of business had aggregate reserves of $19 million.

The unaudited pro forma financial information set forth below reflects our historical financial information, as adjusted to give effect to the transactions described under “Item 6.—Selected Historical and Pro Forma

Financial Information,” as if each had occurred as of January 1, 2004. The following transactions are reflected in the pro forma financial information:

•	the removal of certain businesses of GEFAHI that were not transferred to us in connection with our corporate reorganization;

•	the reinsurance transactions with UFLIC, including a capital contribution of $1.836 billion to UFLIC;

•	the issuance of equity and debt securities to GEFAHI in exchange for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization;

•	the issuance and sale of $1.9 billion aggregate principal amount of senior notes and $500 million of commercial paper; and

•	the other adjustments described below in the notes to the unaudited pro forma financial information.

The unaudited pro forma financial information below is based upon available information and assumptions that we believe are reasonable. The unaudited pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the transactions described above occurred on the dates indicated. The unaudited pro forma financial information also should not be considered representative of our future results of operations.

In addition to the pro forma adjustments to our historical statement of earnings, various other factors will have an effect on our financial condition and results of operations, including those discussed under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For information regarding dividends we declared since the IPO, see “Item 5.—Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends.” For information regarding dividends we declared before the IPO, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Historical					Pro forma
	Years ended December 31,					Year ended December 31, 2004
(Amounts in millions, except per share amounts)	2004	2003(1)	2002	2001	2000(2)
Statement of Earnings Information
Revenues:
Premiums	$6,559	$6,707	$6,107	$6,012	$5,233	$6,388
Net investment income	3,648	4,051	3,979	3,895	3,678	3,160
Net realized investment gains	26	10	204	201	262	23
Policy fees and other income	824	915	939	993	1,053	664

Total revenues	11,057	11,683	11,229	11,101	10,226	10,235

Benefits and expenses:
Benefits and other changes in policy reserves	4,804	5,270	4,640	4,474	3,586	4,340
Interest credited	1,432	1,624	1,645	1,620	1,456	1,319
Underwriting, acquisition, and insurance expenses, net of deferrals	1,812	1,916	1,808	1,823	1,813	1,657
Amortization of deferred acquisition costs and intangibles(3)	1,154	1,351	1,221	1,237	1,394	1,052
Interest expense	217	140	124	126	126	243

Total benefits and expenses	9,419	10,301	9,438	9,280	8,375	8,611

Earnings from continuing operations before income taxes	1,638	1,382	1,791	1,821	1,851	1,624
Provision for income taxes	493	413	411	590	576	494

Net earnings from continuing operations	$1,145	$969	$1,380	$1,231	$1,275	$1,130	(4)

Net earnings from continuing operations per share(5):
Basic	$2.34	$1.98	$2.82			$2.31

Diluted	$2.33	$1.98	$2.82			$2.30

Shares outstanding(5):
Basic	489.5	489.5	489.5			489.5

Diluted	490.5	489.5	489.5			490.5

	Historical					Pro forma
	Years ended December 31,					Year ended December 31, 2004
(Amounts in millions, except per share amounts)	2004	2003(1)	2002	2001	2000(2)
Selected Segment Information
Total revenues:
Protection	$6,064	$6,143	$5,605	$5,443	$4,917	$5,935
Retirement Income and Investments	3,361	3,803	3,756	3,721	3,137	2,891
Mortgage Insurance	1,090	982	946	965	895	1,090
Affinity(6)	218	566	588	687	817	—
Corporate and Other	324	189	334	285	460	319

Total	$11,057	$11,683	$11,229	$11,101	$10,226	$10,235

Net earnings (loss) from continuing operations:
Protection	$528	$487	$554	$538	$492	$527
Retirement Income and Investments	153	151	186	215	250	148
Mortgage Insurance	426	369	451	428	414	426
Affinity(6)	(14)	16	(3)	24	(13)	—
Corporate and Other	52	(54)	192	26	132	29

Total	$1,145	$969	$1,380	$1,231	$1,275	$1,130

	December 31,

(Dollar amounts in millions)	2004	2003(1)	2002	2001	2000(2)
Statement of Financial Position Information
Total investments	$65,747	$78,693	$72,080	$62,977	$54,978
All other assets	38,131	24,738	45,277	41,021	44,598

Total assets	$103,878	$103,431	$117,357	$103,998	$99,576

Policyholder liabilities	$69,262	$66,545	$63,195	$55,900	$48,291
Non-recourse funding obligations(7)	900	600	—	—	—
Short-term borrowings	559	2,239	1,850	1,752	2,258
Long-term borrowings	2,442	529	472	622	175
All other liabilities	17,849	17,718	35,088	31,559	35,865

Total liabilities	$91,012	$87,631	$100,605	$89,833	$86,589

Accumulated nonowner changes in stockholders’ interest	$1,609	$1,672	$835	$(664)	$(424)
Total stockholders’ interest	12,866	15,800	16,752	14,165	12,987
U.S. Statutory Information(8)
Statutory capital and surplus	6,463	7,021	7,207	7,940	7,119
Asset valuation reserve	427	413	390	477	497

(1)	On August 29, 2003, we sold our Japanese life insurance and domestic auto and homeowners’ insurance businesses for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends. See note 5 to our financial statements, included in Item 8 of this Annual Report.
(2)	During 2000, we consummated three significant business combinations:
•	In July 2000, we reinsured 90% of Travelers’ long-term care insurance portfolio and acquired certain related assets for $411 million;
•	In April 2000, we acquired Phoenix American Life Insurance Company for $284 million; and
•	Effective March 2000, we acquired the insurance policies and related assets of Toho Mutual Life Insurance Company. Our Japanese life insurance business assumed $21.6 billion of policyholder liabilities and $0.3 billion of accounts payable and accrued expenses and acquired $20.3 billion in cash, investments and other tangible assets through this transaction. We sold this business on August 29, 2003, and its results have been presented as discontinued operations.
(3)	As of January 1, 2002, we adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, and, in accordance with its provisions, discontinued amortization of goodwill. Goodwill amortization was $84 million and $70 million for the years ended December 31, 2001 and 2000, respectively, excluding goodwill amortization included in discontinued operations.
(4)

Net operating earnings for the year ended December 31, 2004 were $1,044 million. We define net operating earnings as pro forma net earnings from continuing operations, excluding pro forma after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and non-recurring, infrequent or unusual items. There were no non-recurring, infrequent or unusual items excluded from pro forma net operating earnings for the year ended December 31, 2004, other than an IPO-related net tax benefit and a gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global business processing operation, 60% of which was sold in the fourth quarter of 2004. We believe that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for GAAP net earnings. In addition, our definition of net operating earnings may differ from the definitions used by other companies. The following table provides a reconciliation of pro forma net operating earnings (as defined above) to pro forma net earnings from continuing operations:

(Dollar amounts in millions)	Year ended December 31, 2004
Pro forma net earnings from continuing operations	$1,130
Pro forma net realized (gains) on investments, net of taxes	(15)
Net tax benefit related to initial public offering	(46)
Gain on outsourcing services agreement, net of taxes	(25)

Net operating earnings	$1,044

(5)	Basic and diluted net earnings from continuing operations per share for the year ended December 31, 2004 are calculated by dividing the net earnings from continuing operations by 489.5 million weighted average basic shares outstanding and by 490.5 million weighted average diluted shares outstanding, respectively. Basic and diluted net earnings from continuing operations per share for the years ending December 31, 2003 and 2002 were calculated by dividing net earnings from continuing operations by 489.5 million pro forma shares outstanding. The number of shares used in our calculation of diluted earnings per share increased in 2004 due to additional shares of Class A Common Stock issuable under stock options and restricted stock units and is calculated using the treasury method.
(6)	Reflects the results of businesses that were owned by GEFAHI but were not transferred to us in connection with our corporate reorganization, including (a) the Partnership Marketing Group business, (b) an institutional asset management business, and (c) several other small businesses that were not part of our core ongoing business. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our historical and pro forma financial information.”
(7)	For a description of the non-recourse funding obligations, see note 14 to the financial statements included in Item 8 of this Annual Report.
(8)	Includes statutory capital and surplus and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. In December 2004, our U.S. mortgage insurance business released $700 million of statutory contingency reserves and paid that amount as a dividend to the holding company of that business.

Pro Forma Financial Information

	Year ended December 31, 2004
(Amounts in millions, except per share amounts)	Historical	Pro forma adjustments— excluded assets and liabilities		Pro forma adjustments— reinsurance transactions		Pro forma adjustments— capital structure		Pro forma

Revenues:
Premiums	$6,559	$(80	)(a)	$(91	)(d)	$—		$6,388
Net investment income	3,648	(27	)(a)	(431	)(d)	—		3,160
		(1	)(b)	(29	)(e)
Net realized investment gains	26	(3	)(c)	—		—		23
Policy fees and other income	824	(103	)(a)	(57	)(d)	—		664

Total revenues	11,057	(214)		(608)		—		10,235

Benefits and expenses:
Benefits and other changes in policy reserves	4,804	(71	)(a)	(393	)(d)	—		4,340
Interest credited	1,432	—		(113	)(d)	—		1,319
Underwriting, acquisition, and insurance expenses, net of deferrals	1,812	(117	)(a)	(38	)(d)	—		1,657
Amortization of deferred acquisition costs and intangibles	1,154	(46	)(a)	(56	)(d)	—		1,052
Interest expense	217	—		—		(40	)(f)	243
						12	(g)
						9	(h)
						45	(i)

Total benefits and expenses	9,419	(234)		(600)		26		8,611

Earnings from continuing operations before income taxes	1,638	20		(8)		(26)		1,624
Provision for income taxes	493	14	(a)	(4	)(d)	(8	)(j)	494

		(1	)(c)

Net earnings from continuing operations	$1,145	$7		$(4)		$(18)		$1,130

Net earnings from continuing operations per share:
Basic	$2.34							$2.31

Diluted	$2.33							$2.30

Number of shares outstanding:
Basic	489.5							489.5

Diluted	490.5							490.5

Notes to unaudited pro forma financial information

(a)	Reflects adjustments to exclude amounts included in our historical earnings relating to results of operations of businesses (formerly reported in our Affinity segment) that were not transferred to us. The exclusion of these businesses from our historical financial statements was accounted for as a pre-IPO dividend to GEFAHI in 2004.

(b)	Reflects adjustments to exclude amounts included in our historical earnings relating to results of operations of certain investment partnerships that were not transferred to us. The exclusion of these partnerships from our historical financial statements was accounted for as a pre-IPO dividend to GEFAHI in 2004.

(c)	Reflects adjustments to exclude amounts included in our historical earnings relating to net realized investment (gains) losses and related income tax benefits, attributable to sales of Affinity segment assets. In our historical financial statements, net realized (gains) losses are reflected in the Corporate and Other segment.

(d)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to, UFLIC, an indirect subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC policy obligations under our structured settlement contracts and our variable annuity contracts. In addition, effective as of January 1, 2004, we ceded to UFLIC policy obligations under a block of long-term care insurance policies. As part of the reinsurance transactions, UFLIC ceded to us substantially all of its in-force blocks of Medicare supplement insurance. Prior to the completion of our corporate reorganization on May 24, 2004, the results of operation of UFLIC were included in our historical results. The unaudited pro forma earnings information gives effect to the reinsurance transactions as if each occurred as of January 1, 2004 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2004. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and we are retaining that business for our own account, subject to third party reinsurance in the ordinary course of business.

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

(e)	Concurrently with the reinsurance transactions described in note (d), we contributed $1.836 billion of capital to UFLIC, which primarily represented the excess statutory capital in our insurance subsidiaries, after giving effect to the reinsurance transactions. Because a significant portion of the assets contributed to UFLIC were not owned for the entire period from January 1, 2004 until the date of the capital contribution, the pro forma adjustments to reduce net investment income and net realized investment gains related to the transferred assets were based upon a proportional allocation of investment income from the investment assets historically identified as (1) supporting the blocks of business reinsured in the reinsurance transactions, and (2) representing surplus of the subsidiaries providing assets that were contributed to UFLIC.

(f)	Reflects adjustments to exclude the interest expense included in our historical earnings, adjusted for qualified hedge effects, on commercial paper issued by GEFAHI of $1,696 million and short-term borrowings from GE Capital of $800 million. The commercial paper, short-term borrowings and related derivative contracts liabilities were not transferred to us in connection with our corporate reorganization.

(g)

Reflects adjustments to record (1) interest expense and contract adjustment payments on $600 million of our Equity Units and (2) dividends payable on $100 million of our mandatorily redeemable Series A Cumulative Preferred Stock. The senior notes forming part of the Equity Units accrue interest at the rate of 3.84% per year, and the purchase contracts forming part of the Equity Units accrue contract adjustment payments at the rate of 2.16% per year. The Series A Preferred Stock accrues dividends at the rate of 5.25% per year, which is recorded as interest expense. Both the Equity Units and the Series A Preferred Stock were issued to

GEFAHI on May 24, 2004 in connection with our corporate reorganization, and the interest expense and contract adjustment payments on these securities are included in our historical financial results from that date. GEFAHI sold all the Equity Units and Series A Preferred Stock in public offerings concurrent with our IPO.

(h)	Reflects adjustments to record interest expense on our obligation under the Tax Matters Agreement with GE. Interest accretion on the Tax Matters Agreement is reflected in our historical financial results from May 24, 2004, the date of our corporate reorganization, at the rate of 5.72% per year.

(i)	Reflects adjustments to record interest expense, net of the impact of hedging arrangements, on long-term borrowings pursuant to $1.9 billion aggregate principal amount of senior notes and $500 million of commercial paper. The effective interest rates for the senior notes (giving effect to hedging arrangements) are as follows: 3.53% per year for the $500 million of 2007 notes, 4.48% per year for the $500 million of 2009 notes, 5.51% per year for the $600 million of 2014 notes, and 6.35% per year for the $300 million of 2034 notes. The weighted-average interest rate on commercial paper outstanding as of December 31, 2004 was 2.38%; the pro forma adjustments have been prepared using the rate assumed at the time of our corporate reorganization, which was 1.07%. Interest expense on these borrowings is included in our historical financial results from the issuance of the senior notes on June 15, 2004 and the commercial paper on June 9, 2004.

(j)	Reflects an adjustment to record the tax impact on other pro forma earnings adjustments at a rate of 35%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited historical financial statements and related notes as well as the pro forma financial information and related notes included herein.

Risk Factors

Our business is subject to a number of important risks, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability and the threat of terrorism and terrorist acts;

•	Risks relating to our Protection and Retirement Income and Investments segments, including unexpected changes in mortality, morbidity and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, the failure of demand for long-term care insurance to increase as we expect and changes in tax and securities laws;

•	Risks relating to our Mortgage Insurance segment, including the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, increased regulatory scrutiny of Fannie Mae and Freddie Mac resulting in possible regulatory changes, decreases in the volume of high loan-to-value mortgage originations, increases in mortgage insurance cancellations, increases in the use of simultaneous second mortgages and other alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, unexpected increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions, insufficiency of premium rates to compensate us for risks associated with mortgage loans bearing high loan-to-value ratios, increases in the use of captive reinsurance in the mortgage insurance market, changes in the demand for mortgage insurance that could arise as a result of efforts of large mortgage investors, legal or regulatory actions or investigations under applicable laws and regulations, including the Real Estate Settlement Practices Act and the Federal Fair Credit Reporting Act, potential liabilities in connection with contract underwriting services and growth in the European mortgage insurance market that is lower than we expect; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, the lack of comparability between our financial information for periods before the IPO and for periods after the IPO, the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable, the possibility that in certain circumstances we will be obligated to make payments to GE under our tax matters agreement even if our corresponding tax savings either are delayed or never materialize, the possibility that in the event of a change in control of our company we would have insufficient funds to meet accelerated obligations under the tax matters agreement, GE’s control over certain tax matters that could have an impact on us, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

Cautionary note regarding forward-looking statements

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified above under “—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the year ended December 31, 2004, our Protection segment had pro forma segment net earnings of $527 million.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts, funding agreements and structured settlements. For the year ended December 31, 2004, our Retirement Income and Investments segment had pro forma segment net earnings of $148 million.

•	Mortgage Insurance. In the U.S., Canada, Australia, New Zealand and Europe, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the year ended December 31, 2004, our Mortgage Insurance segment had pro forma segment net earnings of $426 million.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, most of our interest and other financing expenses and net realized investment gains (losses). For the year ended December 31, 2004, our Corporate and Other segment had pro forma segment net earnings of $29 million.

Our corporate reorganization

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and the IPO. In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. GEFAHI is an indirect subsidiary of GE and prior to the completion of the IPO, was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses include international mortgage insurance, payment protection insurance based in Europe, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion short-term note and a $550 million contingent non-interest-bearing note. We refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper shortly after the IPO, and we repaid the contingent note in December 2004.

Our historical and pro forma financial information

The historical financial information has been derived from our financial statements, which have been prepared as if Genworth had been in existence throughout all relevant periods. Our historical financial information and statements include all businesses that were owned by GEFAHI, including those that were not transferred to us in connection with our corporate reorganization, as well as the other insurance businesses that we acquired from other GE subsidiaries in connection with our corporate reorganization. In addition to our three operating segments and our Corporate and Other segment, our historical financial statements also include the results of (1) the Partnership Marketing Group business, which offers life and health insurance, auto club memberships and other financial products and services directly to consumers through affinity marketing arrangements with a variety of organizations, (2) an institutional asset management business owned by GEFAHI, and (3) several other small businesses owned by GEFAHI that are not part of our core ongoing business.

The Partnership Marketing Group historically included UFLIC, a subsidiary that offered life and health insurance products through affinity marketing arrangements. In connection with the IPO, GEFAHI transferred UFLIC to General Electric Capital Services, Inc., a direct wholly-owned subsidiary of GE. We did not acquire the Partnership Marketing Group business, the institutional asset management business or these other small businesses from GEFAHI, and their results are presented as a separate operating segment under the caption Affinity.

Our historical financial statements also include our Japanese life insurance and domestic auto and homeowners’ insurance businesses, which we sold on August 29, 2003, and which are presented in our historical financial statements as discontinued operations.

The unaudited pro forma information presented herein reflects our historical financial information, as adjusted to give effect to the transactions described under “Item 6.—Selected Historical and Pro Forma Financial Information” as if each had occurred as of January 1, 2004.

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

We allocate net investment income from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment income from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance product within the Protection segment, because they have their own separate investment portfolios, and the net investment income from those portfolios is reflected in the Mortgage Insurance and Protection segment results. In our historical financial statements, we allocated net investment income to our Affinity segment in the same manner that we allocated these items to our Protection and Retirement Income and Investments segments.

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

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

Market and economic environment

Aging U.S. population with growing retirement income needs. According to the U.S. Social Security Administration, from 1945 to 2003, U.S. life expectancy at birth increased from 62.9 years to 74.4 years for men and from 68.4 years to 79.5 years for women, respectively, and life expectancy is expected to increase further. In addition, increasing numbers of baby boomers are approaching retirement age. The U.S. Census Bureau projects that the percentage of the U.S. population aged 55 or older will increase from approximately 22% (65 million) in 2004 to more than 29% (97 million) in 2020. These increases in life expectancy and the average age of the U.S. population heighten the risk that individuals will outlive their retirement savings. In addition, approximately $4.4 trillion of invested financial assets (25% of all U.S. invested financial assets) are held by people within 10 years of retirement and will be available to be converted to income as those people retire, and approximately $3.3 trillion of invested financial assets are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2002. We believe these trends will lead to growing demand for retirement income and investment products, such as our annuities and other investment products, that help consumers accumulate assets and provide reliable retirement income.

Growing lifestyle protection gap. The aging U.S. population and a number of other factors are creating a significant lifestyle protection gap for a growing number of individuals. This gap is the result of individuals not having sufficient resources, including insurance coverage, to ensure that their future assets and income will be adequate to support their desired future lifestyle. Other factors contributing to this gap include declining individual savings rates, rising healthcare and nursing care costs, and a shifting of the burden for funding protection needs from governments and employers to individuals. Recent reductions in employer-paid benefits by many companies, coupled with uncertainty over the future of government benefit programs, underscore the potential for long-term benefit reductions from these traditional sources and the potential need for individuals to identify alternative sources of these benefits. At the same time, according to the U.S. Bureau of Economic Analysis, personal savings rates decreased from 10.8% in 1984 to 1.0% in 2004. Consumers are exposed to the rising costs of healthcare and nursing care during their retirement years, and some experts believe that many consumers are underinsured with respect to their protection needs. We expect these trends to result in increased demand for our life, long-term care and small group life and health insurance products.

Increasing opportunities for mortgage insurance internationally and in the U.S. We believe a number of factors have contributed and will contribute to the growth of mortgage insurance in Canada, Australia and the U.S., where we have significant mortgage insurance operations. These factors include increasing homeownership levels (spurred in part by government housing policies that favor homeownership and demographic factors driving demand for housing); expansion of low-down-payment mortgage loan offerings; legislative and regulatory policies that provide capital incentives for lenders to transfer the risks of low-down-payment mortgages to mortgage insurers; and expansion of secondary mortgage markets that require credit enhancements, such as mortgage insurance. We believe a number of these factors also are becoming evident in some European, Latin American, and Asian markets, where lenders increasingly are using mortgage insurance to manage the risks of their loan portfolios and to expand low-down-payment lending.

General conditions and trends affecting our businesses

Interest rate fluctuations. Fluctuations in market interest rates may have a significant effect on our sales of insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In our Retirement Income and Investments and Protection segments, low market interest rates may reduce the spreads between the amounts we credit to policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. A gradual increase in interest rates generally would have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

In our Protection segment, the pricing and expected future profitability of our term life and long-term care insurance products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products. The impact of interest rate fluctuations on our universal life insurance products is similar to their impact on spread-based products in our Retirement Income and Investments segment.

In our Mortgage Insurance segment, increasing interest rates in 2004 have contributed to a decrease in new mortgage originations in the U.S. and a resulting decrease in new mortgage insurance written. Our U.S. new insurance written decreased by 58% from $67.4 billion for the year ended December 31, 2003 to $28.1 billion for the year ended December 31, 2004 primarily because of increased interest rates. Higher interest rates in 2004 and the significant refinancing activity in 2002 and 2003 also resulted in reduced refinancing activity in 2004, which had a positive impact on U.S. flow persistency. U.S. flow persistency rates increased from 46% for the year ended December 31, 2003 to 65% for the year ended December 31, 2004, excluding the effect of a periodic payoff reconciliation on one structured transaction involving single premium mortgage insurance that today would be classified as bulk insurance. We expect that continued interest rate increases will have a favorable impact on persistency and an adverse impact on new mortgage originations and new mortgage insurance written.

Volatile equity markets. Equity market volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. Equity market volatility also affects the value of the assets in our separate accounts, which, in turn, affects our earnings from fee-based products. After several years of declines, equity markets increased in 2003 and 2004, and we expect that increases or relative stability in equity markets could have a favorable impact on our sales of variable products and our earnings from those products. The potential impact of volatile equity markets on our results has been significantly reduced as a result of our reinsurance arrangements with UFLIC, pursuant to which we reinsured, effective as of January 1, 2004, substantially all of our in-force blocks of variable annuities. We retain variable annuities sold after January 1, 2004 for our own account, subject to third-party reinsurance transactions in the ordinary course of business, and therefore we bear the risk of any adverse impact of future equity market fluctuations on those annuities. In addition, fluctuations in the equity markets may affect revenues and returns from our private asset management products and services, which depend on fees related primarily to the value of assets under management.

Credit default risk. As a result of the economic downturn in 2000 through 2002 and some high-profile corporate bankruptcies and scandals, the number of companies defaulting on their debt obligations increased dramatically in 2001 and 2002. These defaults and other declines in the value of some of our investments resulted in impairment charges. Credit defaults have decreased in recent years as the economy has improved. Charges associated with impairments of investments were $26 million, $224 million, and $343 million for the years ended December 31, 2004, 2003 and 2002, respectively. A weakening in the economic recovery could lead to increased credit defaults.

Investment portfolio. The yield on our investment portfolio is affected by the practice, prior to our separation from GE, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments and losses in our investment portfolio, fund consolidations and restructurings in our business and provide current income. Our gross realized gains were $473 million and $790 million for the years ended December 31, 2003 and 2002, respectively. This strategy has had an adverse impact on the yield on our investment portfolio and our net investment income as we typically sold higher-yielding securities and reinvested the proceeds in lower-yielding securities during periods of declining or low interest rates. The impact is most significant in the Retirement Income and Investments segment, which has a higher percentage of our fixed maturities allocated to it than to our other segments.

Since our separation from GE, our investment strategy has been to optimize investment income without relying on realized investment gains. As a result, our gross realized gains decreased to $90 million for the year ended December 31, 2004. We also are currently experiencing a challenging interest-rate environment in which the yields that we can achieve on new investments are lower than the aggregate yield on our existing portfolio. This environment has resulted in a decline in our overall investment yield, from 6.0% for the year ended December 31, 2002 to 5.8% and 5.5% for the years ended December 31, 2003 and 2004, respectively. We seek to mitigate this decline in investment yields by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk when we believe that it is prudent to do so. A continued increase in prevailing interest rates also will mitigate this decline, whereas a decrease in interest rates could lead to further declines.

Globalization. Historically, we have derived a majority of our revenues and profits from our operations in the U.S. However, in recent years, our international business has grown and has had an increasing impact on our financial condition and results of operations. For the years ended December 31, 2004, 2003 and 2002, 19%, 18% and 14% of our revenues, respectively, and 29%, 26% and 12% of our net earnings from continuing operations, respectively, were generated by our international operations. These increases were largely due to growth in our international mortgage insurance business. Our payment protection insurance business also derives revenues in the countries where it offers its products. We are exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. As a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our net earnings for the years ended December 31, 2004 and 2003 included approximately $31 million and $25 million, respectively, due to the favorable impact of changes in foreign exchange rates. Our four principal foreign currencies are the Canadian dollar, the Australian dollar, the British pound and the euro.

Ongoing operating cost reductions and efficiencies. Our underwriting, acquisition, and insurance expenses, net of deferrals, have decreased to 16% of our revenues in 2004 from 18% in 1999. We continually focus on reducing our cost base while maintaining strong service levels for our customers. We expect to accomplish this goal in each of our operating units through a wide range of cost management disciplines, including consolidating operations, using low-cost operating locations, reducing supplier costs, leveraging process improvement efforts, forming dedicated teams to identify opportunities for cost reductions and investing in new technology, particularly for web-based, digital end-to-end processes.

Developments affecting our product lines

The following business trends and conditions have had a significant impact on our products during the last three years:

Life insurance. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. In response to this regulation, we increased term and universal life insurance statutory reserves, implemented reinsurance and capital management actions and increased our premium rates for term life insurance products in March 2003. This increase in premium rates has contributed to lower term life insurance sales in 2003 and 2004. Our annualized first-year premiums and deposits for term and universal life insurance products decreased by 16% from $195 million for the year ended December 31, 2002 to $164 million for the year ended December 31, 2003 and by 12% to $144 million for the year ended December 31, 2004. Our pricing, reinsurance and capital management actions in response to Regulation XXX have collectively enabled us to improve our new business returns on equity, and in October 2003 and June 2004, we decreased our premium rates for term life insurance products. This decrease has led to an increase in term life insurance sales at the end of 2004. Our annualized first-year premiums for term life insurance products increased by 42% from $19 million for the three months ended December 31, 2003 to $27 million for the three months ended December 31, 2004, and we further decreased our premium rates for term life insurance in January 2005. We believe our recent price reductions, together with ongoing service and distribution support initiatives, will continue to lead to increased term life insurance sales over time.

Long-term care insurance. Total individual long-term care insurance premiums for in-force policies in the U.S. increased from approximately $2.4 billion in 1997 to $6.8 billion in 2004, according to LIMRA International. Industry-wide sales of individual long-term care insurance peaked in 2002 at approximately $1.0 billion and decreased by 7% in 2003 and 25% in 2004. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in force-policies, and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. In addition, we have been experiencing lower lapse rates than we originally anticipated on long-term care insurance policies that we issued prior to the mid-1990s. This has adversely affected our overall claims experience on those policies. In the third quarter of 2003, we started selling our newest long-term care insurance products in selected states. These products were priced to achieve our target returns on capital and to reflect new features and benefits, trends in lapse rates, interest rates, morbidity and adverse claims experience in certain higher risk policyholder classes. Our pricing strategy for these products, along with declines in overall industry sales, have contributed to lower sales in recent periods. Our annualized first-year premiums for the long-term care business decreased by 33% from $240 million for the year ended December 31, 2003 to $162 million for the year ended December 31, 2004. In late fourth quarter of 2004, we began selling these products in the majority of the remaining states, and we expect there may be a similar adverse impact on sales in those states, potentially resulting in uneven sales in our long-term care business. We believe that our pricing strategy is appropriate and that over time, the long-term care insurance market will continue to expand as the result of aging demographics, increasing healthcare and nursing care costs, the uncertainty regarding government programs that currently cover these costs and the increasing public awareness of the benefits of private long-term care insurance.

On January 27, 2005 the NAIC Capital Adequacy Task Force recommended a new formula that ties the calculation of risk-based capital for long-term care insurance more closely to claims than to collected premiums, which is the current practice. The new formula is subject to approval by the NAIC. If approved, the new formula may enable us to release capital temporarily from our long-term care insurance business for use in other business lines in December 2005.

Payment protection insurance. Our payment protection insurance business has expanded as a result of our strategy to enter additional markets in Continental Europe and Ireland and to develop new relationships with distributors in those markets. However, the margins of our payment protection business in the U.K. have decreased in recent years as a result of increased pricing pressure and greater competition from captive insurance arrangements by distributors that provide payment protection insurance directly to their customers. As a result, in the third quarter of 2003, we evaluated our contractual relationships with our payment protection insurance distributors against our targeted return thresholds and decided to terminate or not to renew certain relationships that we refer to as “run-off.” In the aggregate, written premiums, gross of reinsurance and cancellations, in our payment protection insurance business decreased by 31% from $2,175 million for the year ended December 31, 2003 to $1,501 million for the year ended December 31, 2004. However, excluding run-off business, written premiums, gross of reinsurance and cancellations, increased by 21% from $1,191 million for the year ended December 31, 2003 to $1,441 million for the year ended December 31, 2004. Although we expect the total revenue from our payment protection business to continue to decline over the next few years as our run-off business diminishes, we believe this will not have a material impact on our operating earnings and will have a favorable effect on our returns as capital is released and redeployed into markets with potential for higher growth and returns.

Annuities. The results of our Retirement Income and Investments segment are affected primarily by interest rate fluctuations and volatile equity markets, as discussed above under “—Overview—Business trends and conditions—General conditions and trends affecting our businesses.” In addition, our competitive position within many of our distribution channels depends significantly upon product features, including our crediting rates on spread-based products relative to our competitors, minimum guaranteed rates, surrender charge periods and agent commissions. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. For example, our deposits in fixed annuities increased by 67% from $1,028 million for the twelve months ended December 31, 2003 to $1,719 million for the twelve months ended December 31, 2004 primarily as a result of our expanded distribution relationships with financial intermediaries and a new fixed annuity product we introduced in 2004 that incorporates flexible product features. We believe that a gradual increase in market interest rates will have a favorable impact on consumer demand for these products. We also recently introduced the Income Distribution Series of guaranteed income annuity products and riders that provide the contractholder with a guaranteed minimum income stream and an opportunity to participate in market appreciation but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. Sales of these products increased by 82% from $142 million for the year ended December 31, 2003 to $258 million for the year ended December 31, 2004.

Our new deposits in variable annuities decreased by 48% from $2,048 million for the year ended December 31, 2003 to $1,075 million for the year ended December 31, 2004. We believe this decline was primarily driven by a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

Mortgage insurance. As discussed above under “—Overview—Business trends and conditions—General conditions and trends affecting our businesses,” increasing interest rates in 2004 have contributed to a significant decrease in U.S. new mortgage insurance written. Our U.S. new insurance written also has been adversely affected by our actions in connection with our captive reinsurance arrangements. Starting in late 2003, we generally sought to exit or restructure a portion of our excess-of-loss risk sharing arrangements with premium cessions in excess of 25% to improve profitability. This resulted in a significant reduction in business from several of these lenders. We later re-evaluated these relationships on a case-by-case basis, assessing various factors, including ceding terms, attachment points and quality of portfolios. As a result, we reinstated or restructured some of these arrangements in a form that we believe allows us to achieve acceptable returns. For the foregoing reasons, as well as the continued popularity of simultaneous second, or “80-10-10,” loans as an alternative to private mortgage insurance, our U.S. new insurance written decreased by 58% from $67.4 billion for the year ended December 31, 2003 to $28.1 billion for the year ended December 31, 2004. As a result of the significant U.S. refinancing activity in 2002 and 2003 and the significant expansion of our international business in recent years, as of December 31, 2004, approximately 80% of our U.S. risk in force and 72% of our international risk in force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to age.

Our international mortgage insurance business has continued to expand and has had a favorable impact on our results of operations. International new insurance written increased by 32% from $39.2 billion for the year ended December 31, 2003 to $51.8 billion for the year ended December 31, 2004. This increase was driven by a larger mortgage origination market in Canada and increased account penetration in both Canada and Australia, as well as growth in new insurance written in Europe and favorable foreign exchange rate movements, partially offset by a smaller mortgage origination market in Australia. We expect that the growth of our international mortgage insurance business will continue to contribute an increasing portion of this segment’s total revenues and profits.

Separation from GE and related financial arrangements

GE historically has provided a variety of products and services to us, and we have provided various products and services to GE. In connection with the IPO, we entered into a transition services agreement and various other agreements with GE that, together with a number of agreements that were in effect before the IPO, govern the relationship between GE and us.

Services received from GE

Support services and corporate overhead. GE historically has provided a variety of support services for our businesses, including:

•	customer service, transaction processing and a variety of functional support services provided by an outsourcing provider in India that was wholly owned by GE until December 2004 and is now 40% owned by GE;

•	employee benefit processing and payroll administration, including relocation, travel, credit card processing and related services;

•	employee training programs, including access to GE training courses;

•	insurance coverage under the GE insurance program;

•	information systems, network and related services;

•	leases for vehicles, equipment and facilities; and

•	other financial advisory services such as tax consulting, capital markets services, research and development activities, and use of trademarks and licenses.

We have reimbursed GE for the costs of providing these services to us. We paid GE a total of $65 million, $87 million and $74 million for these services for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, GE historically has allocated to us a share of its corporate overhead expenses for certain services provided to us, which are not specifically billed to us, including public relations, investor relations, treasury, and internal audit services. Our total expense for this allocation was $14 million, $50 million and $49 million for the years ended December 31, 2004, 2003 and 2002, respectively. We have not reimbursed these amounts to GE, and have recorded them as a capital contribution in each year. Following the completion of the IPO, GE no longer allocates any of its corporate expenses to us.

GE continues to provide us with many of the corporate services described above on a transitional basis, and we are arranging to procure other services pursuant to arrangements with third parties or through our own employees. In the aggregate, we expect that our total costs for procuring corporate services that previously had been provided by GE will not materially exceed the amounts we historically have paid to GE for these services, including GE’s allocation to us for its corporate overhead. However, we have incurred and expect to continue to incur incremental advertising, marketing, investor relations and legal entity transition expenses to establish a new brand identity. We also incurred compensation expense with respect to the establishment of our new equity plans. In addition, we have obtained direct access to a variety of third-party products and services, including technology licenses, as a result of GE’s relationships with those third parties. We have negotiated and are continuing to negotiate our own arrangements with third-party providers for these products and services, and we do not believe these arrangements will result in materially increased costs in the aggregate.

Investment management services. We have received and will continue to receive investment management services from GE Asset Management Incorporated, or GEAM, a subsidiary of GE, pursuant to agreements that were, with limited exceptions, amended in connection with the IPO. We also entered into new agreements with GE Asset Management Limited, or GEAML, an affiliate of GEAM, for investment management services in the U.K. and Continental Europe. Pursuant to these agreements, the fees charged by GEAM and GEAML are based on a percentage of the value of the assets under management. This percentage is established annually by agreement between us and GEAM or GEAML and is intended to reflect the cost to GEAM or GEAML of providing its services and, for the agreements with GEAML, a premium of 5%. For the years ended December 31, 2004, 2003 and 2002, our aggregate costs for investment management and related administration services provided by GEAM and GEAML were approximately $33 million, $61 million and $39 million, respectively.

Reinsurance transactions. In addition to our arrangements with UFLIC, we have entered into reinsurance transactions with affiliates of GE, principally Employers Reassurance Company and ERC Life Reinsurance Corporation (formerly an affiliate of GE), which we refer to collectively as ERC, under which we have reinsured some of the risks of our insurance policies on terms comparable to those we could obtain from third parties. We have paid premiums to these affiliates of $39 million, $56 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, in 2002, one of our subsidiaries entered into a life reinsurance agreement with an affiliated company, GE Pensions Limited, to reinsure 95% of our liabilities under certain life insurance policies. We have paid premiums to this affiliate of $100 million and $94 million for the years ended December 31, 2003 and 2002, respectively. This agreement was terminated as of December 31, 2003.

Employee benefit plans. Historically, we have reimbursed GE for benefits it has provided to our employees under various employee benefit plans, including GE’s retirement plan, retiree health and life insurance benefit plans, defined contribution savings plan and life and health insurance benefits through the GE benefit program. We incurred expenses associated with these plans of $108 million, $109 million and $112 million for the years ended December 31, 2004, 2003 and 2002, respectively. GE will continue to provide these benefits to our employees for so long as GE owns more than 50% of our outstanding common stock. See note 13 to our financial statements included in Item 8 of this Annual Report. In addition to these expenses for which we have reimbursed GE, we have incurred expenses of $2 million, $9 million and $6 million for certain GE stock option and restricted stock unit grants for the years ended December 31, 2004, 2003 and 2002, respectively. As in the case of the allocation of corporate overhead, we have not reimbursed these amounts with respect to stock options and restricted stock units to GE. In connection with the IPO, we established our own equity compensation plans. See “—Equity plans” below.

Services provided to GE

We have provided various products and services to GE on terms comparable to those we provide to third-parties and we expect to continue to provide many of these products and services to GE.

In addition, in connection with the IPO, we entered into a series of arrangements with GE pursuant to which we will provide a variety of additional services to GE, including the arrangements discussed below. The following describes the principal impact of those service arrangements on our results of operations:

•	Transition services relating to GE and GEFAHI businesses not acquired by us. We provide services to certain of GE’s insurance businesses that we did not acquire. These services include finance, information systems, network services and regulatory support. We continue to provide these services and will do so for a minimum of two years and a maximum of three years, in most cases, following the IPO. For the two years following the completion of the IPO, GE generally may not terminate any of the services we provide. GE has agreed to pay us $40 million in equal quarterly installments during each of the first two years following the completion of the IPO for our provision of the transition services to GE. The charges for the transition services generally are intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit.

•	Management consulting services. We have agreed to provide certain management consulting services to GE for a period of five years following the IPO. These services include delivering training, providing consultation and strategic advice with respect to actuarial, regulatory and other emerging issues, planning and participating in meetings with rating agencies and regulators, participating in government relations activities and various other activities. In consideration for these services, GE will pay us a fee of $1 million per month during the first four years following the completion of the IPO and $0.5 million per month during the fifth year. GE cannot terminate this arrangement before the expiration of the five-year term.

•	GIC investment administration services. We entered into three agreements with affiliates of GE, effective as of January 1, 2004, to manage a pool of municipal guaranteed investment contracts, or GICs, issued by those affiliates. Pursuant to these agreements, we have agreed to originate GIC liabilities and advise the GE affiliates regarding the investment, administration and management of their assets that support those liabilities. Under two of those agreements, we receive an administration fee of 0.165% per annum of the maximum program size for those GE affiliates, which is $15 billion. The agreements also provide for termination fees in the event of early termination at the option of either affiliate. Under a third agreement with another affiliate, we receive a management fee of 0.10% per annum of the book value of the investment contracts or similar securities issued by this affiliate after January 1, 2003, which was $1.6 billion as of December 31, 2004. The fee we receive on the contracts issued by that affiliate before January 1, 2003 is based upon a pricing arrangement that varies depending upon the maturities of those contracts and that affiliate’s cost of capital. The book value of the contracts issued before January 1, 2003 was $1.5 billion as of December 31, 2004 and is expected to generate a weighted average fee of approximately 0.35% in 2005. We also will receive reimbursement of our operating expenses under each of the agreements. The initial term of each of the three agreements will expire December 31, 2006, and unless terminated at the option of either party, each agreement automatically will renew on January 1 of each year for successive terms of one year.

•	Institutional asset management services. Prior to the completion of the IPO, we offered a broad range of institutional asset management services to third parties. GEAM provided the portfolio management services for this business, and we provided marketing, sales and support services. We did not acquire the institutional asset management services business from GEFAHI, but we continue to provide services to GEAM and GEFAHI related to this asset management business, including client introduction services, asset retention services and compliance support. GEFAHI has agreed to pay us a fee of up to $10 million per year for four years following the completion of the IPO to provide these services. The fee will be determined based upon the level of third-party assets under management managed by GEAM over the four-year term. The agreement may not be terminated by GEAM or GEFAHI, except for non-performance or in the event that we commence a similar institutional asset management business.

Additional arrangements with GE

In addition to the arrangements described above pursuant to which we and GE will provide services to each other, we also entered into the following additional arrangements with GE:

•	Tax Matters Agreement. As a consequence of our separation from GE, and our election jointly made with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions for periods after our corporate reorganization. We expect to realize tax savings from these deductions and have recorded our estimate of these tax savings on our statement of financial position as a $718 million reduction in net deferred income tax liabilities. We are obligated, pursuant to our Tax Matters Agreement with GE, to pay to GE, on an after-tax basis, 80% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits, up to a maximum of $640 million. We have recorded the $389 million present value of this obligation to GE as our estimate of this liability in our statement of financial position. Since our initial estimates recorded at the time of the IPO, our estimate of the expected tax savings has increased significantly, while the present value of our obligation to GE has increased slightly. This is because (1) a portion of the future savings now exceeds the $640 million maximum payment to GE, (2) the discount rate increased from that estimated at the time of the IPO, and (3) the average life of the obligation increased. Under the Tax Matters Agreement, we would also be required to pay to GE additional amounts in the event we realize certain other contingent benefits, or if we choose to defer certain payments and thereby incur interest on any such deferrals.

To the extent that we never realize the anticipated tax savings because we have insufficient taxable income of the appropriate character (or because of a reduction in tax rates), we may, at our option, defer payments until 2029. These deferred payments would bear interest over the term of the deferral at an interest rate of 5.72% per annum (estimated, in accordance with the Tax Matters Agreement, to be our cost of funds as of the date of our initial public offering for a borrowing of like duration) from the time that we were scheduled to make the payments.

In certain circumstances, we may realize tax savings later than projected in calculating the schedule of corresponding payments to GE pursuant to the Tax Matters Agreement, but our payment schedule to GE would not be changed. In these circumstances, we will remain obligated to pay amounts to GE even before we realize the corresponding tax savings, although we can choose to defer such payments. There are two categories of such circumstances. First, in certain limited instances the Tax Matters Agreement establishes binding factual assumptions pursuant to which we are scheduled to make payments to GE in advance of the time we anticipate realizing the corresponding tax savings. We estimate that the interest expense we will incur with respect to such advance payments over the entire life of the Tax Matters Agreement, if we choose to defer them, will be approximately $25 million. The second, broader category of these circumstances are those situations in which our actual tax savings are delayed beyond the time we currently project for any reason other than a change in the tax returns on which the section 338 sales are reported. In the case of either the first or second category, we may defer the scheduled payments to GE until we actually realize the corresponding tax savings or, alternatively, we may make the payments from sources other than the projected tax savings. Any deferred payments would bear interest until made at the rate of 5.72% per annum.

The $329 million difference between the $718 million benefit we have recorded as the expected future tax savings and the $389 million liability to GE we have recorded is part of our net stockholders’ interest. These amounts reflect considered judgments and assessments as to the underlying facts and assumptions. However, if and to the extent our final section 338 tax savings exceed (or fall short of) the amount of tax savings we currently project, our additional paid-in capital would increase (or decrease) accordingly. As our obligation to make payments under the Tax Matters Agreement accretes over time, we will record interest expense at a rate of 5.72% per annum. Under the Tax Matters Agreement, GE also is responsible for certain taxes of our legal entities, other than taxes in respect of the section 338 elections described above, resulting from the various transactions implemented in connection with our separation from GE (other than the reinsurance with UFLIC). We record (or will record) these non-recurring taxes as a current tax expense (or benefit) when incurred, and we record (or will record) GE’s payment of the taxes (or receipt of the benefit) as an equity contribution (or dividend).

•	UFLIC reinsurance arrangements. Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect subsidiary of GE. Under the terms of the agreements governing these reinsurance transactions, we transferred to UFLIC assets equal to the policyholder liabilities related to the ceded blocks of business and recorded a reinsurance recoverable asset for the amount of the policyholder liabilities reinsured, except with respect to the in-force liabilities for the variable annuity separate accounts, for which there is no asset transfer. We will continue to have a separate account liability in the amount of the policyholder liabilities related to the separate account assets which we did not transfer to UFLIC. We remain liable under these contracts and policies as the ceding insurer and, as a result, will continue to carry insurance reserve liabilities for the reinsured policies on our balance sheet. In connection with the Medicare supplement insurance assumed by us, UFLIC transferred to us cash and other investments, and we recorded a reinsurance liability, equal to the policyholder liabilities related to this assumed block of business. As of December 31, 2004, our total reinsurance recoverable for all our reinsurance arrangements with UFLIC was $16.2 billion.

The reinsurance transactions have the effect of transferring the financial results of the reinsured blocks of business (except for Medicare supplement insurance) from us to UFLIC and the Medicare supplement insurance block of business from UFLIC to us. With respect to the long-term care insurance policies reinsured to UFLIC, we retained an interest in the future profitability of the block if it exceeds certain thresholds. We also are continuing to administer all the policies reinsured by UFLIC, and we will receive an expense allowance to reimburse us for the costs we incur to service these policies.

Equity plans

Prior to the IPO, our key employees participated in a number of GE’s equity compensation plans. For grants issued prior to January 1, 2002, we recorded compensation expense related to our employees’ participation in those plans over the vesting period of the awards based upon their intrinsic value at the grant date. For grants issued after January 1, 2002, we recorded compensation expense for share-based compensation awards over the vesting period of the awards based upon their fair value at the grant date in accordance with SFAS 123, Accounting for Stock-Based Compensation.

In connection with the IPO, we established our own equity compensation plans. Under these plans, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into awards of our company, and we also granted new stock options in our company in connection with our separation from GE and the IPO. The GE stock options, stock appreciation rights and restricted stock units were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally continue to vest over their original vesting periods. The unvested converted awards had approximately the same fair value at the date of the conversion as the GE awards that were replaced.

We incurred compensation expense of $29 million and $9 million for the years ended December 31, 2004 and 2003, respectively, and expect to incur expenses of $41 million and $31 million in the years ended December 31, 2005 and 2006, respectively, for 2004 and prior awards to our employees’ under these plans.

Branding costs

We expect to incur aggregate expenses of approximately $35 million in each of the years ending December 31, 2005, 2006 and 2007 on marketing, advertising and legal entity transition expenses, relating to the costs of establishing our new brand throughout our business, including with sales intermediaries, employees, investors and consumers.

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves (such as guaranteed renewable term life, whole life and long-term care insurance policies) is based on approved actuarial methods, but necessarily includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts (such as payment protection insurance) are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

Deferred acquisition costs. Deferred acquisition costs, or DAC, represents costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions established when the contract or policy is issued about mortality, morbidity, lapse rates, expenses, and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised. The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a 3- to 7-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or to record a charge to increase benefit reserves. In recent years, the portion of estimated product margins required to amortize DAC and PVFP has increased in most lines of our business, with the most significant impact on investment products, primarily as the result of lower investment returns.

Present value of future profits. In conjunction with the acquisition of a block of life insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits, or PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC. We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC.

Goodwill impairment. Goodwill resulting from acquisitions is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. To the extent the carrying amount of goodwill exceeds its fair value, an impairment charge to income would be recorded.

Valuation of investment securities. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

Impairment of investment securities. We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GEAM and other third-party managers, as required. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. See “—Liquidity and Capital Resources—Impairments of investment securities” and note 6 to our financial statements.

Historical and Pro Forma Results of Operations

The following table sets forth our historical and pro forma results of operations. The pro forma financial information reflects our historical results of operations as adjusted to reflect the various adjustments described under “Item 6.—Selected Historical and Pro Forma Financial Information.” The pro forma financial information principally reflects the exclusion from our results of operations of the structured settlement, variable annuity and long-term care insurance in-force blocks that we ceded to UFLIC in connection with the reinsurance transactions; the exclusion from our results of operations of certain businesses, including the Affinity segment, and other assets and liabilities of GEFAHI that were not transferred to us in connection with our corporate reorganization; the inclusion in our results of operations of incremental interest expense associated with the consideration that we issued to GEFAHI in connection with our corporate reorganization, including $600 million of our Equity Units, $100 million of our Series A Preferred Stock and the $550 million Contingent Note; and the issuance of $1.9 billion of senior notes and $500 million of commercial paper.

Our historical results of operations include the results of operations of the Affinity segment and the blocks of business that we ceded to UFLIC through for all periods presented through May 24, 2004, the date of our corporate reorganization. Pro forma revenues and benefits and expenses (except interest expense) are lower than our historical revenues and benefits and expenses primarily as the results of the exclusion of revenues and expenses related to the reinsured blocks of business and the to the Affinity segment. Pro forma interest expense is higher than historical interest expense as the result of our revised capital structure following our corporate reorganization and the IPO.

	Historical			Pro forma
	Years ended December 31,			Year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$6,559	$6,707	$6,107	$6,388
Net investment income	3,648	4,051	3,979	3,160
Net realized investment gains	26	10	204	23
Policy fees and other income	824	915	939	664

Total revenues	11,057	11,683	11,229	10,235

Benefits and expenses:
Benefits and other changes in policy reserves	4,804	5,270	4,640	4,340
Interest credited	1,432	1,624	1,645	1,319
Underwriting, acquisition and insurance expenses, net of deferrals	1,812	1,916	1,808	1,657
Amortization of deferred acquisition costs and intangibles	1,154	1,351	1,221	1,052
Interest expense	217	140	124	243

Total benefits and expenses	9,419	10,301	9,438	8,611

Earnings from continuing operations before income taxes and accounting change	1,638	1,382	1,791	1,624
Provision for income taxes	493	413	411	494

Net earnings from continuing operations before accounting change	$1,145	$969	$1,380	$1,130

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health and payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased $148 million, or 2%, to $6,559 million for the year ended December 31, 2004, compared to $6,707 million for the year ended December 31, 2003, primarily as the result of a $156 million decrease in our Affinity segment, a $107 million decrease in our Protection segment, partially offset by an $84 million increase in our Mortgage Insurance segment and a $45 million increase in our Retirement Income and Investment segment. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Protection segment was primarily attributable to a decrease in long-term care insurance premiums as the result of the reinsurance transactions with UFLIC, as well as a decrease in payment protection insurance premiums as the result of the continued run-off of low return books of business. The increase in our Mortgage Insurance segment was primarily attributable to an increase in international mortgage insurance premiums, attributable to the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written, offset in part by a decrease in U.S. mortgage insurance premiums, attributable to decreased demand for mortgage insurance as the result of a smaller U.S. market for mortgage originations. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in premiums from life-

contingent income annuities attributable to new distribution relationships in 2004, offset in part by a decrease in premiums from life- contingent structured settlements attributable to our decision to write those contracts only when we believe we will be able to achieve our targeted returns.

Net investment income. Net investment income represents the income earned on our investments. Net investment income decreased $403 million, or 10%, to $3,648 million for the year ended December 31, 2004 from $4,051 million for the year ended December 31, 2003. This decrease in net investment income was primarily the result of a decrease in average invested assets, primarily due to the transfer of assets to UFLIC in connection with the reinsurance transactions, partially offset by new asset purchases. The decrease in net investment income was also the result of a decrease in weighted average investment yields to 5.5% for the year ended December 31, 2004 from 5.8% for the year ended December 31, 2003. The decrease in weighted average investment yields was primarily attributable to purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio yields.

Net realized investment gains. Net realized investment gains consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment gains increased $16 million to $26 million for the year ended December 31, 2004 from $10 million for the year ended December 31, 2003. For the year ended December 31, 2004, gross realized gains and (losses) were $90 million and $(64) million, respectively. Realized losses for the year ended December 31, 2004 included $26 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($17 million, $5 million and $4 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the timber products, healthcare, consumer products industries ($6 million, $4 million and $3 million, respectively). The equity securities impairments primarily related to mutual fund investments. The other investments impairments related to impairment of limited partnership investments. For the year ended December 31, 2003, gross realized gains and (losses) were $473 million and $(463) million, respectively. The realized gains for the year ended December 31, 2003 included a $43 million gain from a securitization of certain financial assets. Realized losses for the year ended December 31, 2003 included $224 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($126 million, $83 million and $15 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation, mining and metals, utilities and energy and technology and communications industries ($36 million, $28 million, $12 million and $11 million, respectively). In addition, $30 million of fixed maturities impairments were realized on asset-backed securities. The equity securities impairments related to mutual fund and common stock investments ($37 million and $46 million, respectively). The other investments impairments primarily related to impairment of limited partnership investments

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholder and contractholder account values, and commission income. Policy fees and other income decreased $91 million, or 10%, to $824 million for the year ended December 31, 2004 from $915 million for the year ended December 31, 2003. This decrease was the result of a $156 million decrease in our Affinity segment and a $12 million decrease in our Mortgage Insurance segment. The decreases were partially offset by a $46 million increase in our Corporate and Other segment, and a $28 million increase in our Retirement Income and Investments segment. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily the result of a decrease in fees for contract underwriting services attributable to lower refinancing activity in the U.S. The increase in our Corporate and Other segment was primarily attributable to a gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in the fourth quarter. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in commission income due to increased sales of third-party products and fee income earned in connection with investment and administrative services related to a pool of municipal GICs issued by affiliates of GE, offset by a decrease in fee income attributable to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves decreased $466 million, or 9%, to $4,804 million for the year ended December 31, 2004 from $5,270 million for the year ended December 31, 2003. This decrease was primarily the result of a $253 million decrease in our Retirement Income and Investments segment, a $116 million decrease in our Affinity segment, a $107 million decrease in our Protection segment and a $40 million decrease in our Corporate and Other segment, offset partially by a $50 million increase in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to a decrease related to the reinsurance transactions with UFLIC and a reclassification of variable annuity sales inducements paid to contractholders, which were classified as underwriting, acquisition and insurance expenses, net of deferrals, in 2003. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Protection segment was primarily related to a decrease in our payment protection insurance business attributable to the lower loss ratio in the payment protection insurance run-off block. The decrease in our Corporate and Other segment was primarily attributable to lower litigation expenses and higher reserves at our Bermuda reinsurer. The increase in our Mortgage Insurance segment was primarily attributable to an increase in paid claims as well as an increase in loans in default associated with higher insurance in-force in our international mortgage insurance business.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $192 million, or 12%, to $1,432 million for the year ended December 31, 2004 from $1,624 million for the year ended December 31, 2003. This decrease was primarily the result of a $189 million decrease in our Retirement Income and Investments segment that was primarily attributable to a decrease in interest credited associated with the reinsurance transactions with UFLIC. The decrease in interest credited was also the result of lower interest credited on institutional products due to a decrease in the average size of the in-force block.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first year commissions in excess of ultimate renewal commissions and other policy issue expenses. These expenses decreased $104 million, or 5%, to $1,812 million for the year ended December 31, 2004, compared to $1,916 million for the year ended December 31, 2003, primarily as the result of a $121 million decrease in our Affinity segment, a $37 million decrease in our Mortgage Insurance segment and a $32 million decrease in our Corporate and Other Segment, partially offset by a $75 million increase in our Protection segment and a $11 million increase in our Retirement Income and Investments segment. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease in expenses primarily from lower underwriting expenses due to a decline in refinancing activity in the U.S., lower administrative costs and a decrease in the provision for indemnity liabilities related to a decline in mortgage loan origination. The decrease in our Corporate and Other segment was primarily attributable to a decrease in allocated expenses from GE as the result of our corporate reorganization and lower litigation expenses. The increase in our Protection segment was primarily attributable to an increase in our payment protection insurance business related primarily to an increase in commissions and other compensation arrangements in our run-off block, partially offset by decreased legal fees in our life insurance business following an agreement in principle to settle a class-action lawsuit in 2003 and lower other expenses and a decrease in the long-term care business primarily attributable to the reinsurance transactions with UFLIC. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in commission and other expenses incurred in our fee-based products primarily due to increased sales.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. Amortization of deferred acquisition costs and intangibles decreased $197 million, or 15%, to $1,154 million for the year ended December 31, 2004 from $1,351 million for the year ended December 31, 2003. This decrease was primarily the result of a $132 million decrease in our Protection segment, a $58 million decrease in our Affinity segment, and a $20 million decrease in our Retirement Income and Investments segment, partially offset by a $14 million increase in our Mortgage Insurance segment. The decrease in our Protection segment was primarily attributable to a decrease in payment protection insurance due to our decision not to renew certain distribution relationships, partially offset by the impact of favorable changes in foreign exchange rates. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC. The increase in the Mortgage Insurance segment was primarily attributable to accelerated amortization reflecting higher-than-expected early-year margins on recently written policies in the U.S. and the continued growth of our international business.

Interest expense. Interest expense increased $77 million, or 55%, to $217 million for the year ended December 31, 2004 from $140 million for the year ended December 31, 2003. This increase was primarily the result of a our revised debt structure following our corporate reorganization, as well as the full-year contribution of interest expense associated with securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003 and interest paid on non-recourse funding obligations issued in the third and fourth quarters of 2003 and the fourth quarter of 2004.

Provision for income taxes. Provision for income taxes increased $80 million, or 19%, to $493 million for the year ended December 31, 2004 from $413 million for the year ended December 31, 2003. The effective tax rate increased to 30.1% for the year ended December 31, 2004 from 29.9% for the year ended December 31, 2003. The increase in effective tax rate was primarily due to the loss of foreign tax benefits as a result of the separation from GE, a decrease in benefits related to dividends received, and favorable examination developments in 2003, which did not recur in 2004, offset in part by tax benefits recognized in connection with our corporate reorganization.

Net earnings from continuing operations. Net earnings from continuing operations increased by $176 million, or 18%, to $1,145 million for the year ended December 31, 2004 from $969 million for the year ended December 31, 2004. The increase in net earnings from continuing operations reflects increases in segment net earnings in each of our segments, except for our Affinity segment, whose net earnings decreased as a result of its exclusion as a result of our corporate reorganization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums. Premiums increased $600 million, or 10%, to $6,707 million for the year ended December 31, 2003 from $6,107 million for the year ended December 31, 2002. This increase was primarily the result of a $500 million increase in our Protection segment, a $58 million increase in our Retirement Income and Investments segment, and a $39 million increase in our Mortgage Insurance segment. The increase in our Protection segment was primarily attributable to increases in payment protection insurance premiums as a result of changes in foreign exchange rates and growth of the in-force block as well as growth in long-term care insurance premiums. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in life- contingent structured settlement premiums, offset in part by a decrease in life-contingent income annuities. The increase in our Mortgage Insurance segment was primarily attributable to an increase in international mortgage insurance premiums, offset in part by a decrease in U.S. mortgage insurance premiums.

Net investment income. Net investment income increased $72 million, or 2%, to $4,051 million for the year ended December 31, 2003 from $3,979 million for the year ended December 31, 2002. This increase in net investment income was primarily the result of an increase in average invested assets. This increase was offset in part by a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.8% for the year ended December 31, 2003 from 6.0% for the year ended December 31, 2002.

Net realized investment gains. Net realized investment gains decreased $194 million to $10 million for the year ended December 31, 2003 from $204 million for the year ended December 31, 2002. For the year ended December 31, 2003, gross realized gains and (losses) were $473 million and $(463) million, respectively. The realized gains for the year ended December 31, 2003 included a $43 million gain from a securitization of certain financial assets. Realized losses for the year ended December 31, 2003 included $224 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($126 million, $83 million and $15 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation, mining and metals, utilities and energy and technology and communications industries ($36 million, $28 million, $12 million and $11 million, respectively). In addition, $30 million of fixed maturities impairments were realized on asset-backed securities. The equity securities impairments related to mutual fund and common stock investments ($37 million and $46 million, respectively). The other investments impairments primarily related to impairment of limited partnership investments. For the year ended December 31, 2002, gross realized gains and (losses) were $790 million and $(586) million, respectively. The realized gains for the year ended December 31, 2002 included $29 million from a securitization of certain financial assets. Realized losses for the year ended December 31, 2002 included $343 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($193 million, $133 million and $17 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the technology and communications and airline industries ($131 million and $27 million, respectively). The technology and communication industry impairments include $83 million related to securities issued by WorldCom Inc. and its affiliates. The equity securities impairments related to mutual fund and common stock investments ($81 million and $52 million, respectively). The other investments impairments are related to impairment of limited partnership and other private equity investments.

Policy fees and other income. Policy fees and other income decreased $24 million to $915 million for the year ended December 31, 2003 from $939 million for the year ended December 31, 2002. This decrease was primarily the result of a $25 million decrease in our Protection segment and an $11 million decrease in our Affinity segment, partially offset by a $10 million increase in our Mortgage Insurance segment. The decrease in our Protection segment was primarily attributable to a decrease in administrative fees from our group life and health insurance business. The decrease in our Affinity segment was primarily attributable to the decision to discontinue certain products and distribution relationships that did not meet our target return thresholds. The increase in our Mortgage Insurance segment was primarily attributable to higher contract underwriting fees related to increased refinancing activity in the U.S. and higher fees from increased volume in our international mortgage insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $630 million, or 14%, to $5,270 million for the year ended December 31, 2003 from $4,640 million for the year ended December 31, 2002. This increase was primarily the result of a $367 million increase in our Protection segment, a $117 million increase in our Retirement Income and Investments segment and a $69 million increase in our Mortgage Insurance segment. The increase in our Protection segment was primarily attributable to an increase in changes in policy reserves for long-term care insurance, payment protection insurance and life insurance. The increase in our Retirement Income and Investments segment was primarily attributable to an increase in changes in policy reserves for structured settlements. The increase in our Mortgage Insurance segment was primarily attributable to favorable loss development on prior year reserves.

Interest credited. Interest credited decreased $21 million, or 1%, to $1,624 million for the year ended December 31, 2003 from $1,645 million for the year ended December 31, 2002. This decrease was primarily the result of a $24 million decrease in our Retirement Income and Investments segment that was primarily attributable to lower credited rates on GICs and funding agreements, offset in part by an increase in interest credited resulting from more variable annuity policyholders selecting the fixed account option on their contracts, on which we credit interest. The decrease in interest credited was also the result of a reduction in our weighted average crediting rates to 3.3% for the year ended December 31, 2003 from 3.6% for the year ended December 31, 2002.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, increased $108 million, or 6%, to $1,916 million for the year ended December 31, 2003 from $1,808 million for the year ended December 31, 2002. This increase was primarily the result of a $89 million increase in our Protection segment, a $66 million increase in our Mortgage Insurance segment, partially offset by a $68 million decrease in our Affinity segment. The increase in our Protection segment was primarily attributable to growth of the payment protection insurance in-force block. The increase in our Mortgage Insurance segment was primarily attributable to higher expenses associated with increased refinancing activity in the U.S., continued investment in our international mortgage insurance business and higher indemnity liabilities for U.S. contract underwriting claims, which are included as other liabilities in our statement of financial position. U.S contract underwriting indemnification claims arise out of our contract underwriting agreements, pursuant to which we agree to indemnify lenders against losses incurred in the event that we make material errors during the underwriting process. These claims are classified in this line item (and not in “Benefits and other changes in policy reserves”) because they do not relate to insured events. Our indemnification liabilities related to U.S. contract underwriting claims increased as the result of our updating the assumptions we used to calculate these indemnity liabilities to reflect recent underwriting experience and the increase in the volume of mortgage loans underwritten due to significant refinancing activity. The decrease in our Affinity segment was primarily attributable to cost saving initiatives that reduced compensation and benefits and other general expenses.

Amortization of deferred acquisition costs and intangibles. Amortization increased $130 million, or 11%, to $1,351 million for the year ended December 31, 2003 from $1,221 million for the year ended December 31, 2002. This increase was primarily the result of a $155 million increase in our Protection segment, partially offset by a $20 million decrease in our Retirement Income and Investments segment. The increase in our Protection segment was primarily attributable to growth of the payment protection insurance in-force block. The decrease in our Retirement Income and Investments segment was primarily attributable to the impact of additional amortization in 2002 due to lower equity valuations of assets in our variable annuity separate accounts.

Interest expense. Interest expense increased $16 million, or 13%, to $140 million for the year ended December 31, 2003 from $124 million for the year ended December 31, 2002. This increase was primarily the result of $27 million of interest expense associated with securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003, and $3 million of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003, supporting certain term life insurance policies. These increases were partially offset by a $14 million decrease in interest expense that was primarily the result of lower average short-term borrowings and long-term borrowings.

Provision for income taxes. Provision for income taxes increased $2 million to $413 million for the year ended December 31, 2003 from $411 million for the year ended December 31, 2002. The effective tax rate increased to 29.9% for the year ended December 31, 2003 from 22.9% for the year ended December 31, 2002. This increase in effective tax rate was primarily the result of a $152 million decrease in income tax expense for the year ended December 31, 2002 that was attributable to a favorable settlement with the Internal Revenue Service related to the treatment of certain reserves for obligations to policyholders on life insurance contracts, partially offset by dividend received deduction benefits realized in 2003. Excluding the effect of the settlement, our effective tax rate would have been 29.9% and 31.4% for the years ended December 31, 2003 and 2002, respectively.

Net earnings from continuing operations. Net earnings from continuing operations decreased by $411 million, or 30%, to $969 million for the year ended December 31, 2003 from $1,380 million for the year ended December 31, 2002. This decrease was primarily the result of a reduction in net realized investment gains and the impact of a favorable settlement with the IRS in 2002. The decline in net earnings from continuing operations reflects decreases in segment net earnings in our Protection, Retirement Income and Investments, Mortgage Insurance and Corporate and Other segments, partially offset by increased segment net earnings in our Affinity segment.

Historical and Pro Forma Results of Operations by Segment

Set forth below is historical financial information for each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance), together with our Corporate and Other segment and the Affinity segment. Set forth below also is pro forma financial information for our Protection, Retirement Income and Investments and Corporate and Other segments. There were no pro forma adjustments to the results of operations of our Mortgage Insurance segment, and pro forma financial information is not provided for the Affinity segment because we did not acquire that segment from GEFAHI. All pro forma segment information is prepared on the same basis as the segment information presented in our unaudited financial statements.

Management regularly reviews the performance of each of our operating segments based on the after-tax net earnings (loss) of the segment, which excludes: (1) net realized investment gains (losses), (2) most of our interest and other financing expenses, (3) amounts reserved for the settlement in principle of the class action litigation relating to sales practices in our life insurance business, and (4) advertising and marketing costs and severance and restructuring charges. Although these excluded items are significant to our consolidated financial performance, we believe that the presentation of segment net earnings (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net earnings (loss) attributable to the normal, recurring operations of our business. However, segment net earnings (loss) is not a substitute for net income determined in accordance with U.S. GAAP.

	Historical			Pro forma
	As of or for the years ended December 31,			Year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Revenues by segment:
Protection	$6,064	$6,143	$5,605	$5,935
Retirement Income and Investments	3,361	3,803	3,756	2,891
Mortgage Insurance	1,090	982	946	1,090
Affinity	218	566	588	—
Corporate and Other	324	189	334	319

Total revenues	$11,057	$11,683	$11,229	$10,235

Segment net earnings (loss) from continuing operations:
Protection	$528	$487	$554	$527
Retirement Income and Investments	153	151	186	148
Mortgage Insurance	426	369	451	426
Affinity	(14)	16	(3)	—
Corporate and Other	52	(54)	192	29

Total segment net earnings (loss) from continuing operations	$1,145	$969	$1,380	$1,130

Total assets by segment (as of the period ended):
Protection	$31,806	$29,254
Retirement Income and Investments	56,610	55,614
Mortgage Insurance	6,428	6,110
Affinity	—	2,315
Corporate and Other	9,034	10,138

Total assets	$103,878	$103,431

Protection segment

The following table sets forth the historical and pro forma results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies.

We ceded the Travelers long-term care block to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore its results are not included in our historical results after that date. Similarly, we assumed the Medicare supplement blocks from UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are included in our historical results after that date. As a result of the foregoing, our historical results of operations for the year ended December 31, 2004 are not comparable to our results of operations for the years ended December 31, 2003 and 2002. The pro forma earnings information below reflects adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments to interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC, and the Medicare supplement insurance policies UFLIC ceded to us, in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense. Pro forma revenues and benefits and expenses are lower than our historical revenues and benefits and expenses primarily as the results of the exclusion of revenues and expenses related to the reinsured block of long-term care insurance.

	Historical			Pro forma
	Years ended December 31,			Year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$4,481	$4,588	$4,088	$4,398
Net investment income	1,224	1,199	1,136	1,178
Policy fees and other income	359	356	381	359

Total revenues	6,064	6,143	5,605	5,935

Benefits and expenses:
Benefits and other changes in policy reserves	2,890	2,997	2,630	2,788
Interest credited	362	365	362	362
Underwriting, acquisition and insurance expenses, net of deferrals	1,094	1,019	930	1,077
Amortization of deferred acquisition costs and intangibles	869	1,001	846	861
Interest expense	15	3	—	15

Total benefits and expenses	5,230	5,385	4,768	5,103

Earnings before income taxes	834	758	837	832
Provision for income taxes	306	271	283	305

Segment net earnings	$528	$487	$554	$527

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums. Premiums decreased $107 million, or 2%, to $4,481 million for the year ended December 31, 2004 from $4,588 million for the year ended December 31, 2003. This decrease was primarily the result of a $102 million decrease in long-term care insurance premiums, consisting of a $124 million decrease attributable to the reinsurance transactions with UFLIC, partially offset by a $22 million increase in premiums associated with the growth of the in-force block. The decrease was also the result of a $81 million decrease in payment protection insurance premiums, consisting of a $231 million decrease on a constant-currency basis, net of a $150 million increase attributable to changes in foreign exchange rates. The $231 million decrease consisted of a $393 million decrease in premiums in our run-off block, offset by a $162 million increase in our continuing business due to new distribution relationships and the growth of consumer lending in Continental Europe. These decreases were offset in part by a $61 million increase in life insurance premiums that was primarily attributable to growth of the term life insurance in-force block. The decreases were also offset in part by a $15 million increase in group life and health insurance premiums attributable to growth of the in-force block that was primarily attributable to an increase in sales of non-medical products as the result of enhancements in our life insurance and disability product offerings and the expansion of our dental network.

Net investment income. Net investment income increased $25 million, or 2%, to $1,224 million for the year ended December 31, 2004 from $1,199 million for the year ended December 31, 2003. This increase, which included $13 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by declining yields on investments and by a decrease in invested capital allocated to this segment in preparation for our corporate reorganization and initial public offering.

Policy fees and other income. Policy fees and other income increased $3 million, or 1%, to $359 million for the year ended December 31, 2004 from $356 million for the year ended December 31, 2003. This increase was primarily the result of a $13 million increase in our life insurance business primarily attributable to an increase in policy fees and other income in our universal life insurance business. This increase was partially offset by a $9 million decrease in administrative fees from our group life and health insurance business that was primarily attributable to higher lapse rates in 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $107 million, or 4%, to $2,890 million for the year ended December 31, 2004 from $2,997 million for the year ended December 31, 2003. This decrease was primarily the result of a $113 million decrease in our payment protection insurance business attributable to the lower loss ratio in the payment protection insurance run-off block, $27 million of which was attributable to changes in foreign exchange rates. The decrease was also attributable to a $85 million decrease in long-term care benefits and other changes in policy reserves, consisting of a $150 million decrease primarily attributable to the reinsurance transactions with UFLIC, partially offset by a $65 million increase primarily attributable to increased reserves and benefit payments resulting from the normal, expected increases in claims volume associated with the aging and continued growth of the long-term care in-force block. The decrease was partially offset by a $71 million increase in our life insurance business attributable to growth of the in-force block and less favorable claim experience compared to 2003, as well as a $19 million increase in our group life and health insurance business primarily attributable to growth in the in-force block and loss ratios that were more in line with expectations after favorable results in 2003.

Interest credited. Interest credited decreased $3 million, or 1%, to $362 million for the year ended December 31, 2004 from $365 million for the year ended December 31, 2003. This decrease was primarily the result of decreased crediting rates for universal life insurance policies, offset in part by increased policyholder account balances on corporate owned life insurance policies.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $75 million, or 7%, to $1,094 million for the year ended December 31, 2004 from $1,019 million for the year ended December 31, 2003. The increase was primarily attributable to an $116 million increase in our payment protection insurance business related primarily to an increase in commissions and other compensation arrangements in our run-off block. This increase was partially offset by a $27 million decrease in our life insurance business primarily attributable to decreased legal fees following the agreement in principle to settle a class action lawsuit in 2003 and lower other expenses. The increase was also partially offset by an $18 million decrease in our long-term care insurance business primarily attributable to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $132 million, or 13%, to $869 million for the year ended December 31, 2004 from $1,001 million for the year ended December 31, 2003. This decrease was primarily the result of a $184 million decrease in payment protection insurance due to our decision not to renew certain distribution relationships, partially offset by an increase of $69 million due to changes in foreign exchange rates. The decrease was also partially attributable to a $20 million decrease in our life insurance business due to lower 2004 lapses in our term life insurance block and lower amortization on our universal life insurance block due to additional investment income related to bond calls and favorable universal life insurance claims experience, both of which resulted in accelerated amortization in 2003 and did not recur in 2004. Long-term care amortization decreased $3 million primarily as a result of a $14 million decrease related to the reinsurance transactions with UFLIC, partially offset by an increase in our long-term care business due to growth in the in-force block.

Interest expense. Interest expense increased $12 million to $15 million for the year ended December 31, 2004 from $3 million for the year ended December 31, 2003. This increase was primarily the result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003 and the fourth quarter of 2004, supporting certain term life insurance policies.

Provision for income taxes. Provision for income taxes increased $35 million, or 13%, to $306 million for the year ended December 31, 2004 from $271 million for the year ended December 31, 2003. The effective tax rate was 36.7% and 35.8% for the years ended December 31, 2004 and 2003, respectively. The increase in effective tax rate was primarily due to a loss of foreign tax benefits as a result of the separation from GE.

Segment net earnings. Segment net earnings increased by $41 million, or 8%, to $528 million for the year ended December 31, 2004 from $487 million for the year ended December 31, 2003. The increase in segment net earnings primarily reflects increases in net earnings in our life, payment protection and long-term care insurance businesses, offset in part by a decrease in net earnings in our group life and health insurance business. The increase in life insurance was primarily attributable to growth of the in-force block and lower legal expenses following the agreement in principle to settle a class action lawsuit. The increase in payment protection insurance was primarily attributable to $10 million in one-time charges related to employee benefit costs, as well as an $8 million increase due to the favorable impact of foreign exchange rates and an increase due to growth in our continuing business, partially offset by the loss of certain foreign tax benefits. The increase in our long-term care insurance business was primarily attributable to the growth of the block, partially offset by a loss of earnings on invested capital attributable to a reallocation of capital to our Corporate and Other segment and decreased earnings as a result of the reinsurance transactions. The decrease in our group life and health insurance business was attributable to loss experience that was more in line with expectations after favorable results in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums. Premiums increased $500 million, or 12%, to $4,588 million for the year ended December 31, 2003 from $4,088 million for the year ended December 31, 2002. This increase was primarily the result of a $265 million increase in payment protection insurance premiums, with $155 million of that increase attributable to changes in foreign exchange rates and $110 million of that increase attributable to growth of the in-force block. The increase was also the result of a $232 million increase in long-term care insurance premiums that was primarily attributable to growth of the in-force block.

Net investment income. Net investment income increased $63 million, or 6%, to $1,199 million for the year ended December 31, 2003 from $1,136 million for the year ended December 31, 2002. This increase was primarily the result of an increase in invested assets, offset in part by declining yields on investments in the lower interest rate environment.

Policy fees and other income. Policy fees and other income decreased $25 million, or 7%, to $356 million for the year ended December 31, 2003 from $381 million for the year ended December 31, 2002. This decrease was primarily the result of a $13 million decrease in administrative fees from our group life and health insurance business that was primarily attributable to higher lapse rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $367 million, or 14%, to $2,997 million for the year ended December 31, 2003 from $2,630 million for the year ended December 31, 2002. This increase was primarily the result of a $267 million increase in changes in reserves and benefit payments resulting from the normal, expected increases in claims volume associated with the aging of the long-term care insurance in-force block. The increase was also the result of a $69 million increase in changes in policy reserves attributable to growth of the payment protection insurance in-force block, of which $34 million was attributable to a lower amount of favorable loss development on prior-year reserves, and a $38 million increase in life insurance reserves.

Interest credited. Interest credited increased $3 million, or 1%, to $365 million for the year ended December 31, 2003 from $362 million for the year ended December 31, 2002. This increase was primarily the result of increased policyholder account balances on corporate-owned life insurance policies, offset in part by decreased crediting rates for universal life insurance policies.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $89 million, or 10%, to $1,019 million for the year ended December 31, 2003 from $930 million for the year ended December 31, 2002. This increase was primarily the result of an $83 million increase attributable to growth in the payment protection insurance in-force block that was primarily associated with an increase in net commission expense.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $155 million, or 18%, to $1,001 million for the year ended December 31, 2003 from $846 million for the year ended December 31, 2002. This increase was primarily the result of a $96 million increase resulting from growth of the payment protection insurance in-force block. The increase was also the result of a $33 million increase primarily attributable to additional investment income due to early bond calls within the universal life insurance investment portfolio and to favorable universal life insurance claims experience, both of which accelerated amortization of deferred acquisition costs and intangibles. In addition, $19 million of the increase was the result of the impact of the amortization of PVFP in 2002 for the block of long-term care insurance reinsured from Travelers.

Interest expense. Interest expense increased $3 million for the year ended December 31, 2003 from $0 million for the year ended December 31, 2002. This increase was the result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003, supporting certain term life insurance policies.

Provision for income taxes. Provision for income taxes decreased $12 million, or 4%, to $271 million for the year ended December 31, 2003 from $283 million for the year ended December 31, 2002. The effective tax rate increased to 35.8% for the year ended December 31, 2003 from 33.8% for the year ended December 31, 2002. This increase in effective tax rate was primarily the result of a decrease in certain foreign tax loss and dividend benefits.

Segment net earnings. Segment net earnings decreased by $67 million, or 12%, to $487 million for the year ended December 31, 2003 from $554 million for the year ended December 31, 2002. The decrease in segment net earnings primarily reflects decreases in net earnings for life, payment protection and group life and health insurance products, offset in part by increases in net earnings for long-term care insurance products. The decrease in life insurance was primarily attributable to an increase in life insurance reserves, as well as accelerated amortization of deferred acquisition costs and intangibles related to additional investment income resulting from early bond calls and favorable claims experience. The decrease in payment protection insurance was primarily attributable to higher underwriting, acquisition, insurance and other expenses, net of deferrals, and the impact of the recognition in 2002 of certain foreign tax loss benefits. The decrease in group life and health insurance was primarily attributable to lower administration fees due to higher lapse rates. The increase in long-term care insurance was primarily attributable to growth in the in-force blocks.

Retirement Income and Investments segment

The following table sets forth the historical and pro forma results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts.

We ceded these blocks of business to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are not included in our historical results after that date. As a result of the foregoing, our historical results of operations for the year ended December 31, 2004 are not comparable to our results of operations for the years ended December 31, 2003 and 2002. The pro forma earnings information below reflects adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. Pro forma revenues (except premiums) and benefits and expenses are lower than our historical revenues and benefits and expenses primarily as the results of the exclusion of revenues and expenses related to the reinsured block of long-term care insurance. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums.

	Historical			Pro forma
	Years ended December 31,			Year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$1,094	$1,049	$991	$1,094
Net investment income	1,996	2,511	2,522	1,582
Policy fees and other income	271	243	243	215

Total revenues	3,361	3,803	3,756	2,891

Benefits and expenses:
Benefits and other changes in policy reserves	1,633	1,886	1,769	1,352
Interest credited	1,070	1,259	1,283	957
Underwriting, acquisition and insurance expenses, net of deferrals	250	239	221	229
Amortization of deferred acquisition costs and intangibles	170	190	210	122
Interest expense	1	—	—	1

Total benefits and expenses	3,124	3,574	3,483	2,661

Earnings before income taxes	237	229	273	230
Provision for income taxes	84	78	87	82

Segment net earnings	$153	$151	$186	$148

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums. Premiums increased $45 million, or 4%, to $1,094 million for the year ended December 31, 2004 from $1,049 million for the year ended December 31, 2003. This increase was primarily the result of a $68 million increase in premiums for life-contingent income annuities that was primarily attributable to new distribution relationships in 2004. The increase was partially offset by a $23 million decrease in premiums for life-contingent structured settlements that was primarily attributable to our decision to write those contracts only when we believe we will be able to achieve our targeted returns.

Net investment income. Net investment income decreased $515 million, or 21%, to $1,996 million for the year ended December 31, 2004 from $2,511 million for the year ended December 31, 2003. This decrease was the result of a decrease in average invested assets, primarily associated with assets transferred to UFLIC in connection with the reinsurance transactions, partially offset by new asset purchases. The decrease in net investment income also was the result of declining yields on investments.

Policy fees and other income. Policy fees and other income increased $28 million, or 12%, to $271 million for the year ended December 31, 2004 from $243 million for the year ended December 31, 2003. This increase was primarily attributable to a $38 million increase in commission income due to increased sales of third-party products. The increase was also attributable to $34 million of fee income earned pursuant to new arrangements we entered into, effective as of January 1, 2004, to provide investment and administrative services related to a pool of municipal GICs issued by affiliates of GE. The increase was also attributable to a $10 million increase in fee income attributable to increased assets under management and a $10 million increase in asset management service fees. These increases were partially offset by a $62 million decrease in fee income primarily attributable to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $253 million, or 13%, to $1,633 million for the year ended December 31, 2004 from $1,886 million for the year ended December 31, 2003. This decrease was primarily the result of a $341 million decrease related to the reinsurance transactions with UFLIC. The decrease was also partially attributable to a $34 million reclassification in variable annuity sales inducements paid to contractholders, which were classified as underwriting, acquisition and insurance expenses, net of deferrals, in 2003. This reclassification was the result of the adoption of SOP 03-1 on January 1, 2004. The decrease was partially offset by a $68 million increase in reserves relating to life-contingent income annuities and a $17 million increase related to favorable mortality on income annuities in 2003 which did not recur in 2004. In addition, in the fourth quarter of 2004, we recorded a one-time charge of $49 million, $41 million of which was recorded in benefits and other changes in policy reserves. This charge related to a small run-off block of equity-indexed annuities and resulted from an adjustment of reserving processes.

Interest credited. Interest credited decreased $189 million, or 15%, to $1,070 million for the year ended December 31, 2004 from $1,259 million for the year ended December 31, 2003. This decrease was primarily attributable to a $172 million decrease in interest credited as the result of the reinsurance transactions with UFLIC. This decrease was also the result of a $16 million decrease relating to lower interest credited on institutional products due to a decrease in the average size of the in-force block, as well as lower average interest crediting rates.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, increased by $11 million, or 5%, to $250 million for the year ended December 31, 2004 from $239 million for the year ended December 31, 2003. This increase was primarily the result of an increase of $32 million in commission and other expenses incurred in our fee-based products primarily due to increased sales. The increase was also the result of the reclassification of $33 million of variable annuity sales inducements paid to contractholders which were classified as deferred acquisition costs in the prior year. The increase was partially offset by a $45 million decrease in expenses associated with blocks of business ceded as part of the reinsurance transactions with UFLIC and an $7 million decrease in guarantee fund assessments.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $20 million, or 11%, to $170 million for the year ended December 31, 2004 from $190 million for the year ended December 31, 2003. This decrease was primarily the result of a $33 million decrease attributable to the reinsurance transactions with UFLIC. The decrease was partially offset by $8 million of accelerated amortization of deferred acquisition costs associated with variable life insurance.

Provision for income taxes. Provision for income taxes increased $6 million, or 8%, to $84 million for the year ended December 31, 2004 from $78 million for the year ended December 31, 2003. The effective tax rate increased to 35.4% for the year ended December 31, 2004 from 34.1% for the year ended December 31, 2003. The increase in effective tax rate was primarily the result of the impact of higher dividends received deduction benefits related to separate account annuity products in 2003.

Segment net earnings. Segment net earnings increased $2 million, or 1%, to $153 million for the year ended December 31, 2004 from $151 million for the year ended December 31, 2003. This increase was primarily the result of lower expenses due primarily to the reinsurance transactions with UFLIC, offset by declining yields on invested assets. The increase in segment net earnings also was attributable to an increase in fees received under new contracts with GE to manage its municipal GIC business, as well as growth in our asset management businesses, growth in assets under management overall, and improved spreads, offset by a one-time charge of $32 million (post-tax) related to an adjustment of reserving processes related to a small run-off block of equity-indexed annuities.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums. Premiums increased $58 million, or 6%, to $1,049 million for the year ended December 31, 2003 from $991 million for the year ended December 31, 2002. This increase was primarily the result of a $92 million increase in premiums for life-contingent structured settlements that was attributable to higher sales of this product. This increase was offset in part by a $31 million decrease in premiums for life-contingent income annuities that was primarily attributable to lower sales of this product resulting from a reduction of crediting and payout rates in 2003 in the lower interest rate environment.

Net investment income. Net investment income decreased $11 million to $2,511 million for the year ended December 31, 2003 from $2,522 million for the year ended December 31, 2002. This decrease was primarily the result of declining yields on investments, which was offset in part by an increase in invested assets.

Policy fees and other income. Policy fees and other income were unchanged at $243 million for the years ended December 31, 2003 and December 31, 2002.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $117 million, or 7%, to $1,886 million for the year ended December 31, 2003 from $1,769 million for the year ended December 31, 2002. This increase was primarily the result of a $107 million increase in changes in policy reserves for structured settlements attributable to higher sales of this product.

Interest credited. Interest credited decreased $24 million, or 2%, to $1,259 million for the year ended December 31, 2003 from $1,283 million for the year ended December 31, 2002. This decrease was primarily the result of lower credited rates on GICs and funding agreements attributable to the lower interest rate environment, offset in part by an increase in interest credited attributable to more variable annuity policyholders selecting the fixed account option on their contracts, on which we credit interest.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased by $18 million, or 8%, to $239 million for the year ended December 31, 2003 from $221 million for the year ended December 31, 2002. This increase was primarily the result of an increase in general operating expenses, offset in part by an increase in deferrals of acquisition costs resulting from increased sales of variable annuities with bonus features, for which a portion of the benefit expense is deferred and amortized over the life of the product.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $20 million, or 10%, to $190 million for the year ended December 31, 2003 from $210 million for the year ended December 31, 2002. This decrease was primarily the result of the impact of a $26 million increase in additional amortization of deferred acquisition costs in 2002 that was primarily attributable to lower equity valuations of assets in our variable annuity separate accounts.

Provision for income taxes. Provision for income taxes decreased $9 million, or 10%, to $78 million for the year ended December 31, 2003 from $87 million for the year ended December 31, 2002. The effective tax rate increased to 34.1% for the year ended December 31, 2003 from 31.9% for the year ended December 31, 2002. This increase in effective tax rate was primarily the result of the impact of higher dividends received deduction benefits related to separate account annuity products in 2002.

Segment net earnings. Segment net earnings decreased $35 million, or 19%, to $151 million for the year ended December 31, 2003 from $186 million for the year ended December 31, 2002. This decrease in segment net earnings was primarily the result of lower policy fees and other income and declining yields on invested assets. The decrease in segment net earnings reflects decreases in net earnings for structured settlement, fixed annuity and GIC products and an increase in net earnings for variable annuity products. The decrease in structured settlements and GICs was primarily attributable to lower reinvestment rates. The decrease in fixed annuities was primarily attributable to higher amortization of deferred acquisition costs. The increase in variable annuities was primarily attributable to tax benefits resulting from higher dividend deductions on our separate accounts.

Mortgage Insurance segment

The following table sets forth the historical results of operations relating to our Mortgage Insurance segment. The Mortgage Insurance segment’s results of operations are not affected by any of the pro forma adjustments.

	Years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$800	$716	$677
Net investment income	254	218	231
Policy fees and other income	36	48	38

Total revenues	1,090	982	946

Benefits and expenses:
Benefits and other changes in policy reserves	165	115	46
Underwriting, acquisition and insurance expenses, net of deferrals	262	299	233
Amortization of deferred acquisition costs and intangibles	51	37	39

Total benefits and expenses	478	451	318

Earnings before income taxes	612	531	628
Provision for income taxes	186	162	177

Segment net earnings	$426	$369	$451

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums. Premiums increased $84 million, or 12%, to $800 million for the year ended December 31, 2004 from $716 million for the year ended December 31, 2003. This increase was primarily the result of a $125 million increase in premiums in our international mortgage insurance business, $35 million of which was attributable to favorable foreign exchange rates. The increase also was partially attributable to the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. The increase in international premiums was partially offset by a $41 million decrease in our U.S. mortgage insurance premiums. This decrease in U.S. mortgage insurance premiums was primarily the result of the decline in our in-force block due to decreased demand for mortgage insurance as the result of a smaller market for mortgage originations, as well as a reduction in business from some mortgage lenders following our actions to restructure our captive reinsurance arrangements with premium risk cessions in excess of 25%.

Net investment income. Net investment income increased $36 million, or 17%, to $254 million for the year ended December 31, 2004 from $218 million for the year ended December 31, 2003. This increase was primarily the result of a $32 million increase in investment income in our international business, $13 million of which was attributable to changes in foreign exchange rates, related to the growth in invested assets. Investment income in our U.S. mortgage insurance business increased $4 million due to increasing yields on invested assets. As discussed below under “—Liquidity and Capital Resources,” our U.S. mortgage insurance business paid a $700 million dividend to our parent holding company in December 2004. This dividend reduced the invested assets in our U.S. mortgage insurance business at the end of 2004.

Policy fees and other income. Policy fees and other income decreased $12 million, or 25%, to $36 million for the year ended December 31, 2004 from $48 million for the year ended December 31, 2003. This decrease was primarily the result of a $19 million decrease in fees for contract underwriting services attributable to lower refinancing activity in the U.S. This decrease was offset in part by a $7 million increase in fees from increased volume in our international mortgage insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $50 million, or 43%, to $165 million for the year ended December 31, 2004 from $115 million for the year ended December 31, 2003. This increase was primarily the result of a $28 million increase in U.S. paid losses and a $22 million increase primarily attributable to an increase in claims and loans in default associated with higher insurance in-force in our international mortgage insurance business, $4 million of which was due to changes in foreign exchange rates.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $37 million, or 12%, to $262 million for the year ended December 31, 2004 from $299 million for the year ended December 31, 2003. This decrease was primarily attributable to a $54 million decrease in expenses primarily attributable to lower underwriting expenses due to a decline in refinancing activity in the U.S. and lower administrative costs, and a $17 million decrease in the provision for indemnity liabilities related to a decline in mortgage loan origination primarily attributable to decreased mortgage refinancing activity. These declines were offset in part by a $34 million increase in expenses to support the expansion of our international mortgage insurance business, $8 million of which was attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $14 million, or 38%, to $51 million for the year ended December 31, 2004 from $37 million for the year ended December 31, 2003. The increase was partially attributable to a $6 million increase in mortgage insurance amortization in the U.S. primarily due to accelerated amortization reflecting higher-than-expected early-year margins on recently written policies. The increase was also attributable to an $8 million increase in international insurance amortization due primarily to the continued growth of our international business, $2 million of which was attributable to changes in foreign exchange rates.

Provision for income taxes. Provision for income taxes increased $24 million, or 15%, to $186 million for the year ended December 31, 2004 from $162 million for the year ended December 31, 2003. The effective tax rate was 30.4% and 30.5% for the years ended December 31, 2004 and 2003, respectively. The decrease in effective tax rate was primarily due to a decrease in state income taxes and an increase in the benefit of tax-exempt investment income, offset by the loss of foreign tax benefits as a result of the separation from GE. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $57 million, or 15%, to $426 million for the year ended December 31, 2004 from $369 million for the year ended December 31, 2003. This increase in segment net earnings was primarily attributable to a $58 million increase in net earnings attributable to continued growth in our international mortgage insurance business, $23 million of which was due to favorable foreign exchange rates. The relatively constant net earnings in our U.S. mortgage insurance business were primarily attributable to lower expenses, offset by a continued decrease in the in-force block and an increase in our paid claims.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums. Premiums increased $39 million, or 6%, to $716 million for the year ended December 31, 2003 from $677 million for the year ended December 31, 2002. This increase was primarily the result of an $88 million increase in premiums in our international mortgage insurance business, $24 million of which was attributable to changes in foreign exchange rates. This increase in international premiums was offset in part by a $26 million decrease in premiums in our U.S. mortgage insurance business that was primarily attributable to higher premiums ceded in captive reinsurance transactions and a $23 million decrease in premiums that was primarily attributable to lower persistency resulting from increased refinancing activity.

Net investment income. Net investment income decreased $13 million, or 6%, to $218 million for the year ended December 31, 2003 from $231 million for the year ended December 31, 2002. This decrease was primarily the result of a $42 million decrease in net investment income that was primarily attributable to a decrease in invested assets resulting from the payment of dividends by the U.S. mortgage insurance business to our holding company. The decrease was also the result of declining yields on investments. These decreases were offset in part by a $29 million increase in net investment income resulting from additional invested assets in our international mortgage insurance business, $10 million of which was due to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $10 million, or 26%, to $48 million for the year ended December 31, 2003 from $38 million for the year ended December 31, 2002. This increase was the result of a $5 million increase in fees for contract underwriting services attributable to higher refinancing activity in the U.S. and a $5 million increase in fees from increased volume in our international mortgage insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $69 million, or 150%, to $115 million for the year ended December 31, 2003 from $46 million for the year ended December 31, 2002. This increase was the result of a $60 million increase primarily attributable to a lower amount of favorable loss development on prior year reserves and a $9 million increase in paid claims on U.S. flow mortgage insurance offset in part by a $4 million decrease primarily attributable to favorable loss development on U.S. bulk mortgage insurance, and a $4 million increase primarily attributable to an increase in loans in default associated with higher insurance in force levels in our international mortgage insurance business.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $66 million, or 28%, to $299 million for the year ended December 31, 2003 from $233 million for the year ended December 31, 2002. This increase was the result of a $37 million increase in expenses that was primarily attributable to a significant increase in underwriting volume associated with refinancing activity in the U.S., an $11 million increase attributable to higher indemnity liabilities for U.S. contract underwriting claims as the result of updating of the assumptions we used to calculate these indemnity liabilities to reflect recent underwriting experience and the increase in the volume of mortgage loans underwritten due to significant refinancing activity and an $18 million increase attributable to continued investment in our international mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $2 million, or 5%, to $37 million for the year ended December 31, 2003 from $39 million for the year ended December 31, 2002. This decrease was primarily the result of the amortization of a lower amount of U.S. deferred expenses, offset by the higher volume in our international mortgage insurance business.

Provision for income taxes. Provision for income taxes decreased $15 million, or 8%, to $162 million for the year ended December 31, 2003 from $177 million for the year ended December 31, 2002. The effective tax rate increased to 30.5% for the year ended December 31, 2003 from 28.2% for the year ended December 31, 2002. This increase in effective tax rate was primarily the result of a greater proportion of foreign income taxed at a higher rate than in the U.S. Our Mortgage Insurance segment’s effective tax rate is significantly below the statutory rate primarily as the result of tax-exempt investment income.

Segment net earnings. Segment net earnings decreased $82 million, or 18%, to $369 million for the year ended December 31, 2003 from $451 million for the year ended December 31, 2002. This decrease was primarily the result of a $141 million decrease in U.S. net earnings, offset in part by a $59 million increase in international net earnings. The decrease in U.S. net earnings was primarily attributable to greater losses from less favorable loss development on prior year reserves, decreases in premiums from increased ceding and lower persistency, and increases in underwriting expenses from refinancing activity and contract underwriting indemnification liabilities as the result of our updating the assumptions used to calculate these indemnity liabilities to reflect recent underwriting experience and increased volume. The increase in international net earnings was primarily the result of growth in our international mortgage insurance business.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Because we did not acquire any of the Affinity segment businesses from GEFAHI in our corporate reorganization, this segment’s results of operations are included in our results of operations only for periods through May 24, 2004 and are not included in our pro forma financial information.

	Years ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$88	$244	$247
Net investment income	26	62	70
Policy fees and other income	104	260	271

Total revenues	218	566	588

Benefits and expenses:
Benefits and other changes in policy reserves	80	196	180
Underwriting, acquisition and insurance expenses, net of deferrals	123	244	312
Amortization of deferred acquisition costs and intangibles	47	105	116

Total benefits and expenses	250	545	608

Earnings (loss) before income taxes	(32)	21	(20)
Provision (benefit) for income taxes	(18)	5	(17)

Segment net earnings (loss)	$(14)	$16	$(3)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues, benefits and expenses, provision (benefit) for income taxes and segment net earnings for the Affinity segment decreased because the Affinity segment’s results are not included in our results of operations for periods after May 24, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues. Total revenues decreased $22 million, or 4%, to $566 million for the year ended December 31, 2003 from $588 million for the year ended December 31, 2002. This decrease was primarily the result of lower premiums and other income attributable to our decision to discontinue certain products and distribution relationships that did not meet our target return thresholds. This decrease was offset in part by an increase in premiums attributable to a reinsurance transaction in which certain premiums were ceded to us by the purchaser of a discontinued operation.

Total benefits and expenses. Total benefits and expenses decreased $63 million, or 10%, to $545 million for the year ended December 31, 2003 from $608 million for the year ended December 31, 2002. This decrease was primarily the result of our decision to discontinue certain products and distribution relationships and implement cost savings initiatives that reduced compensation and benefits, as well as other general expenses. Our decision to discontinue certain products and distribution relationships and implement cost savings initiatives also reduced our deferrable expenses, resulting in a decrease in amortization of deferred acquisition costs and intangibles. These decreases were offset in part by an increase in benefits and expenses attributable to a reinsurance transaction in which certain benefits and expenses were ceded to us by the purchaser of a discontinued operation.

Provision (benefit) for income taxes. Provision (benefit) for income taxes increased $22 million to $5 million for the year ended December 31, 2003 from $(17) million for the year ended December 31, 2002. This increased provision was the result of a foreign loss valuation allowance.

Segment net earnings (loss). Segment net earnings (loss) increased $19 million to $16 million for the year ended December 31, 2003 from $(3) million for the year ended December 31, 2002. This increase was primarily the result of our discontinuation of products and distribution relationships that did not meet our target return thresholds and reductions of compensation and benefit expenses and other general expenses resulting from cost savings initiatives.

Corporate and Other segment

The following table sets forth the historical and pro forma results of operations relating to our Corporate and Other segment. There were no pro forma adjustments to premiums or policy fees and other income because there are no premiums or policy fees and other income in the Corporate and Other segment that were ceded to UFLIC in connection with the reinsurance transactions. Pro forma net investment income is lower than our historical net investment income primarily as a result of a decrease attributable to reduced net investment income related to the $1.836 billion capital contribution that we made to UFLIC in connection with our corporate reorganization, offset in part by an increase attributable to net investment income earned on excess surplus assets that were transferred from the Protection and Retirement Income and Investments segments to the Corporate and Other segment in 2004. Pro forma revenues are lower than our historical revenues primarily as a result of the adjustments to net investment income as described above, as well as the exclusion from our results of operations of net realized investment gains (losses) related to the long-term care insurance, structured settlement and variable annuity blocks we ceded to UFLIC in connection with the reinsurance transactions and net realized investment gains (losses) related to the Affinity segment. Pro forma expenses are higher than our historical expenses primarily as a result of the interest expense attributable to our debt structure following the IPO, including the offerings of senior notes and commercial paper.

	Historical			Pro forma
	Years ended December 31,			Year ended December 31, 2004
(Dollar amounts in millions)	2004	2003	2002
Revenues:
Premiums	$96	$110	$104	$96
Net investment income	148	61	20	146
Net realized investment gains	26	10	204	23
Policy fees and other income	54	8	6	54

Total revenues	324	189	334	319

Expenses:
Benefits and other changes in policy reserves	36	76	15	35
Underwriting, acquisition and insurance expenses, net of deferrals	83	115	112	89
Amortization of deferred acquisition costs and intangibles	17	18	10	18
Interest expense	201	137	124	227

Total expenses	337	346	261	369

Earnings (loss) before income taxes	(13)	(157)	73	(50)
Provision (benefit) for income taxes	(65)	(103)	(119)	(79)

Segment net earnings (loss)	$52	$(54)	$192	$29

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums. Premiums decreased $14 million, or 13%, to $96 million for the year ended December 31, 2004 from $110 million for the year ended December 31, 2003. This decrease was primarily the result of decreased premiums from our Bermuda reinsurer attributable to the run-off of certain credit life insurance blocks.

Net investment income. Net investment income increased $87 million, or 143%, to $148 million for the year ended December 31, 2004 from $61 million for the year ended December 31, 2003. This increase was primarily the result of an increase in investment income associated with an increase in invested assets not required to be allocated to our operating segments. The increase was also the result of a $28 million increase in interest income from two securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003 and an $18 million increase in partnership income.

Net realized investment gains. See the comparison for this line item under “—Historical and Pro Forma Results of Operations.”

Policy fees and other income. Policy fees and other income increased $46 million to $54 million for the year ended December 31, 2004 from $8 million for the year ended December 31, 2003. This was primarily the result of a $40 million gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in the fourth quarter.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $40 million, or 53%, to $36 million for the year ended December 31, 2004 from $76 million for the year ended December 31, 2003. This decrease was primarily the result of lower litigation expenses and higher reserves at our Bermuda reinsurer.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $32 million, or 28%, to $83 million for the year ended December 31, 2004 from $115 million for the year ended December 31, 2003. This decrease was primarily the result of $36 million lower allocated expenses from GE resulting from our corporate reorganization, $26 million of lower litigation expenses and $13 million of lower operating and other expenses. These decreases were partially offset by expenses of $20 million relating to the issuance of stock options and stock appreciation rights in connection with our corporate reorganization and $23 million relating to the costs of establishing the Genworth brand.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $1 million, or 6%, to $17 million for the year ended December 31, 2004 from $18 million for the year ended December 31, 2003.

Interest expense. Interest expense increased $64 million, or 47%, to $201 million for the year ended December 31, 2004 from $137 million for the year ended December 31, 2003. This increase was primarily the result of $45 million of interest expense associated with our revised debt structure following our corporate reorganization and a $20 million increase attributable to the securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003.

Provision (benefit) for income taxes. Provision (benefit) for income taxes decreased $38 million to ($65) million for the year ended December 31, 2004 from ($103) million for the year ended December 31, 2003. The decreased benefit was primarily due to a lower pre-tax loss in 2004, a one-time reduction in U.K. taxes related to the restructuring of our U.K. legal entities and favorable examination developments in 2003, which did not recur in 2004. This decrease was partially offset by $47 million of tax benefits recognized in connection with our corporate reorganization.

Segment net earnings (loss). Segment net earnings (loss) increased $106 million to $52 million for the year ended December 31, 2004 from $(54) million for the year ended December 31, 2003. The increase in segment net earnings was primarily the result of an $87 million increase in net investment income primarily attributable to an increase in invested assets not required to be allocated to our operating segments, a $46 million tax benefit recognized in connection with our corporate reorganization, a $25 million after-tax gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in 2004, and an increase in invested assets not required to be allocated to our operating segments partially offset by a $64 million increase in interest expense attributable to our revised debt structure following our corporate reorganization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums. Premiums increased $6 million, or 6%, to $110 million for the year ended December 31, 2003 from $104 million for the year ended December 31, 2002. This increase was primarily the result of a $4 million increase in premiums attributable to our Mexican auto insurer.

Net investment income. Net investment income increased $41 million, or 205%, to $61 million for the year ended December 31, 2003 from $20 million for the year ended December 31, 2002. This increase was primarily the result of a $36 million increase relating to the adoption of FIN 46 on July 1, 2003.

Net realized investment gains. See the comparison for this line item under “—Historical and Pro Forma Results of Operations.”

Policy fees and other income. Policy fees and other income increased $2 million to $8 million for the year ended December 31, 2003 from $6 million for the year ended December 31, 2002.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $61 million, or 407%, to $76 million for the year ended December 31, 2003 from $15 million for the year ended December 31, 2002. This increase was primarily the result of certain litigation settlements resulting in an increase in reserves, as well as increased claims in our Mexican auto insurer due to unfavorable weather conditions and increased costs in our Viking reinsurer relating to experience payments on previously novated businesses.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $3 million, or 3%, to $115 million for the year ended December 31, 2003 from $112 million for the year ended December 31, 2002. This increase was primarily the result of $45 million higher litigation expense during 2003, partially offset by $11 million of miscellaneous asset write-offs, $10 million of expenses associated with the relocation of our long-term care insurance business and $21 million of higher operating expenses during 2002.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $8 million, or 80%, to $18 million for the year ended December 31, 2003 from $10 million for the year ended December 31, 2002.

Interest expense. Interest expense increased $13 million, or 10%, to $137 million for the year ended December 31, 2003 from $124 million for the year ended December 31, 2002. This increase was primarily the result of $27 million of interest expense associated with securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003. This increase was offset in part by a $14 million decrease in interest expense that was primarily the result of lower average borrowings.

Provision (benefit) for income taxes. Provision (benefit) for income taxes decreased $16 million to $(103) million for the year ended December 31, 2003 from $(119) million for the year ended December 31, 2002. This decrease was the result of the recognition in 2002 of a favorable settlement with the IRS related to the treatment of certain reserves for obligations to policyholders of life insurance contracts, offset in part by lower pre-tax earnings, a one-time reduction in U.K. taxes related to the restructuring of our U.K. legal entities, and increased dividends received deduction benefits. Changes to tax expense for our Corporate and Other segment are primarily the result of tax-exempt investment income and other items not directly allocated to specific products or segments.

Segment net earnings (loss). Segment net earnings (loss) decreased $246 million to $(54) million for the year ended December 31, 2003 from $192 million for the year ended December 31, 2002. This decrease was primarily the result of the decrease in benefit for income taxes attributable to the impact of the 2002 favorable settlement with the IRS, the decrease in net realized investment gains and higher litigation reserves for the year ended December 31, 2003.

Liquidity and Capital Resources

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations, including payments of principal and interest on the notes.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we will owe to GE under the Tax Matters Agreement, contract adjustment payments on our Equity Units, contributions to subsidiaries, and, potentially, acquisitions. We currently pay quarterly cash dividends on our common stock at the rate of $0.065 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. Our payment of dividends to our stockholders will depend partly upon our receipt of dividends from our insurance and other operating subsidiaries. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

We declared dividends of $171 million to our parent during 2002, of which $107 million was paid in 2002 and $64 million was paid in 2003. We declared and paid dividends of $3,168 million to our parent during 2003, including a dividend of $2,930 million paid on December 15, 2003. This dividend included the distribution of proceeds from the sale of our Japanese life insurance and domestic auto and homeowners’ insurance businesses, which closed on August 29, 2003, and other dividends received from our insurance subsidiaries. During 2004, as part of our corporate reorganization and prior to the IPO, we paid dividends of $2,029 million to our parent. Since the completion of the IPO, we have declared a dividend on our common stock of $32 million in each of the third and fourth quarters of 2004. The fourth quarter dividend was paid in January 2005.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2004, 2003 and 2002, we received dividends from our insurance subsidiaries of $2,111 million ($1,244 million of which were deemed “extraordinary”), $1,472 million ($1,400 million of which were deemed “extraordinary”) and $840 million ($375 million of which were deemed “extraordinary”), respectively. In addition, during the years ended December 31, 2004, 2003 and 2002, we received dividends from insurance subsidiaries related to discontinued operations of $0, $495 million and $62 million, respectively. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings.

Based on statutory results as of December 31, 2004, our subsidiaries could pay dividends of $1,450 million to us in 2005 without obtaining regulatory approval. However, as a result of the dividends we paid in connection with our corporate reorganization, most of our insurance subsidiaries will not be able to pay us dividends until

April 15, 2005. As part of our corporate reorganization, we retained cash at the holding company level which we believe will be adequate to fund our dividend payments, debt service, obligations under the Tax Matters Agreement and other obligations until our insurance subsidiaries can resume paying ordinary dividends to us. In addition, we received a dividend of $700 million from our U.S. mortgage insurance business in December 2004 (included above in dividends paid by our insurance subsidiaries) following the release of statutory contingency reserves from that business. We used $550 million of those proceeds to repay the Contingent Note, and we have retained the remaining $150 million in a segregated account at our holding company to pay debt servicing expenses and dividends on our common stock. Of this amount, we expect that $50 million will be available for disbursement during 2005, and $100 million will be available for disbursement during 2006.

In addition to dividends from our insurance subsidiaries, our other sources of funds will include service fees we receive from GE, as described under “—Overview—Separation from GE and related financial arrangements—Services provided to GE,” payments from our subsidiaries pursuant to tax sharing arrangements, borrowings pursuant to our credit facilities, and proceeds from any additional issuance of commercial paper.

In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and the $550 million Contingent Note. As described above, the Contingent Note was repaid in December 2004 with a portion of the proceeds of a $700 million dividend paid to us by our U.S. mortgage insurance business. We repaid the $2.4 billion note upon the completion of the IPO with borrowings under a short-term credit facility. We repaid those borrowings shortly thereafter with proceeds from our offering of $1.9 billion of senior notes and $500 million of commercial paper. The $1.9 billion aggregate principal amount of senior notes includes $500 million LIBOR Floating Rate Notes due 2007, $500 million 4.75% Notes due 2009, $600 million 5.75% Notes due 2014, and $300 million 6.50% Notes due 2034. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates are 3.53% on the 2007 notes, 4.48% on the 2009 notes, 5.51% on the 2014 notes and 6.35% on the 2034 notes. The commercial paper was issued under a $1 billion commercial paper program that we have established. We may issue additional commercial paper under this program from time to time.

The liabilities we assumed from GEFAHI include the Yen Notes, which are ¥60 billion aggregate principal amount of 1.60% notes due 2011 issued by GEFAHI, ¥3 billion of which GEFAHI held and transferred to us in connection with our corporate reorganization. In the third quarter of 2004, we retired the ¥3 billion of Yen Notes that were transferred to us. We have entered into arrangements to swap our obligations under the Yen Notes to a U.S. dollar obligation with a principal amount of $491 million and bearing interest at a rate of 4.84% per annum.

In connection with our corporate reorganization, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE that is estimated to have a present value of approximately $389 million.

In connection with our corporate reorganization, we also entered into $2 billion of revolving credit facilities, including a $1.0 billion 364-day facility and a $1.0 billion five-year facility. The revolving credit facilities support our commercial paper program and provide us with liquidity to meet general funding requirements. We expect to replace the 364-day facility upon its expiration with a similar or longer-term credit facility. Our ability to borrow under these facilities and to issue commercial paper in excess of $500 million in the aggregate may be subject to GE’s right as the holder of the Class B Common Stock to approve our incurrence of debt in excess of $700 million outstanding at any one time (subject to certain exceptions).

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations, will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, see note 14 to our financial statements, included in Item 8. of this Annual Report.

Net cash provided by operating activities was $5,498 million, $3,716 million and $4,883 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of our products and services. The increase in cash from operating activities for the year ended December 31, 2004 compared to the year ended December 31, 2003 of $1,782 million and the decrease in cash from operating activities for the year ended December 31, 2003 compared to the year ended December 31, 2002 of $1,167 million was primarily the result of the timing of cash settlement for other assets and liabilities.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(5,404) million, $(681) million and $(6,525) million for the years December 31, 2004, 2003 and 2002, respectively.

The decrease in net cash from investing activities for the year ended December 31, 2004 compared to December 31, 2003, of $4,723 million was primarily the result of a $1,621 million decrease in cash provided by the proceeds from the sale of our Japanese life insurance and domestic auto and homeowners’ insurance businesses in 2003 that did not recur in 2004 and an increase of $2,057 million in net investment purchases. The decrease in net cash used in investing activities for the year ended December 31, 2003, compared to the year ended December 31, 2002, of $5,844 million was the result of both less cash provided by operating activities of $1,167 million, as discussed above, and more cash used in financing activities of $5,007 million. Within our investing activities, during 2003, we received $2,126 million of proceeds and dividends associated with the sale of our Japanese life insurance and domestic auto and homeowners’ insurance businesses.

Net cash from financing activities was $(791) million, $(2,714) and $2,293 million for the years ended December 31, 2004, 2003 and 2002, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The $1,923 million increase in cash from financing activities for the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily the result of an increase in net cash flows from our stockholder, primarily in transactions related to our corporate reorganization, of $2,430 million, as well as the issuance of long-term borrowings of $1,895 million and lower net redemptions and deposits in investment contracts of $678 million, partially offset by the decrease in net short-term borrowings of $2,713 million and the repayment of the $550 million Contingent Note. The decrease in cash used by financing activities for the year ended December 31, 2003, compared to the year ended December 31, 2002, of $5,007 million was primarily the result of both lower deposits and higher redemptions of investment contracts, as a result of the lower interest rate environment, equity market downturns and volatility and pricing actions we took. These factors contributed to a decrease in the use of net cash from investment contracts by $3,202 million. In addition, dividends paid to our stockholder, net of capital contributions received, increased by $2,871 million. These increased uses of cash were partially offset by a net increase in cash provided from borrowings of $1,066 million, consisting of a net increase in short-term borrowings, including commercial paper, of $466 million, and an increase in non-recourse funding obligations of $600 million.

The liquidity requirements of our insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements under applicable put option provisions.

Historically, our insurance subsidiaries have used cash flow from operations and sales of investment securities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities derive from premiums, annuity deposits and policy and contract fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, sales of invested assets and investment income.

As of December 31, 2004, we had approximately $2.8 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $2.8 billion aggregate amount outstanding as of December 31, 2004, $1.6 billion had put option features, none of which were less than 90 days. GE Capital has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of December 31, 2004, GE Capital’s guarantee covered $1.4 billion of outstanding floating-rate funding agreements.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of December 31, 2004, our total cash and invested assets was $67.1 billion. Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 30% of the carrying value of our total cash and invested assets as of December 31, 2004.

Total assets were $103.9 billion as of December 31, 2004, compared to $103.4 billion as of December 31, 2003. Total assets remained relatively unchanged, with an increase in assets primarily attributable to normal business growth, partially offset by a decrease of $5.7 billion of assets that were not transferred to us in connection with our corporate reorganization. Total liabilities were $91.0 billion as of December 31, 2004, compared to $87.6 billion as of December 31, 2003. This increase of $3.4 billion was primarily due to growth in contractholder liabilities, as well as the issuance of $600 million of our Equity Units and $100 million of our mandatorily redeemable Series A Preferred Stock, partially offset by the tax impact of our corporate reorganization and other liabilities that were not transferred to us in connection with our corporate reorganization.

Contractual obligations

We enter into obligations to third-parties in the ordinary course of our operations. These obligations, as of December 31, 2004, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

	Payments due by period
(Dollar amounts in millions)	Total	2005	2006-2007	2008-2009	2010 and thereafter
Borrowings(1)	$4,606	$559	$500	$1,100	$2,447
Operating lease obligations	139	29	47	37	26
Purchase obligations(2)	289	149	56	48	36
Insurance liabilities(3)	60,643	10,060	13,623	10,393	26,567
Other contractual liabilities(4)	625	31	41	54	499

Total contractual obligations	$66,302	$10,828	$14,267	$11,632	$29,575

(1)	Includes principal of our short- and long-term borrowings, non-recourse funding obligations, senior notes underlying equity units and mandatorily redeemable Series A Preferred Stock, as described in note 14 to our financial statements. Any payment of principal of, including by redemption, or interest on, the non-recourse funding obligations is subject to regulatory approval.
(2)	Includes contractual purchase commitments; excludes funding commitments entered into in the ordinary course of business.
(3)	Includes guaranteed investment contracts and funding agreements, structured settlements and income annuities (including contracts we ceded to UFLIC, because we remain the primary obligor under those contracts), based upon scheduled payouts, as well as those contracts with reasonably determinable cash flow, such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts.
(4)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 15 to our financial statements), derivatives, deferred revenue and certain other items.

Impairments of Investment Securities

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GEAM and other third-party asset managers, as required. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $50 million.

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value. Fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The carrying value of infrequently traded securities as of December 31, 2004 was $12.3 billion.

For the twelve months ended December 31, 2004 and 2003, we recognized impairments of $26 million and $224 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. For the twelve months ended December 31, 2004, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $38 million. The aggregate fair value of securities sold at a loss during twelve months ended December 31, 2004 was $2.9 billion, which was approximately 98.6% of book value.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Description of Securities
Fixed maturities:
U.S. government and agencies	$115	$114	$(1)	0.9%	15
State and municipal	89	88	(1)	1.1%	28
Government—non U.S.	225	222	(3)	1.3%	32
U.S. corporate	3,496	3,426	(70)	2.0%	400
Corporate—non U.S.	1,224	1,207	(17)	1.4%	155
Asset Backed	857	853	(4)	0.5%	125
Mortgage Backed	2,807	2,776	(31)	1.1%	259

Subtotal, fixed maturities	8,813	8,686	(127)	1.4%	1,014
Equities securities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

% Below cost—fixed maturities:
<20% Below cost	$8,799	$8,678	$(121)	1.4%	1,002
20-50% Below cost	14	8	(6)	42.9%	6
>50% Below cost	—	—	—	—	6

Total fixed maturities	8,813	8,686	(127)	1.4%	1,014

% Below cost—equity securities:
<20% Below cost	$7	$7	$—	—	12
20-50% Below cost	—	—	—	—	—
>50% Below cost	—	—	—	—	1

Total equity maturities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

Investment grade	$8,026	$7,930	$(96)	1.2%	869
Below investment grade	600	575	(25)	4.2%	114
Not Rated—Fixed maturities	187	181	(6)	3.2%	31
Not Rated—Equities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Description of Securities
Fixed maturities:
U.S. government and agencies	$3	$3	$—	—	1
State and municipal	1	1	—	—	2
Government—non U.S.	106	106	—	—	30
U.S. corporate	834	763	(71)	8.5%	127
Corporate—non U.S.	181	176	(5)	2.8%	35
Asset Backed	55	54	(1)	1.8%	5
Mortgage Backed	244	233	(11)	4.5%	78

Subtotal, fixed maturities	1,424	1,336	(88)	6.2%	278
Equities securities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

% Below cost—fixed maturities:
<20% Below cost	$1,319	$1,262	$(57)	4.3%	234
20-50% Below cost	95	69	(26)	27.4%	23
>50% Below cost	10	5	(5)	50.0%	21

Total fixed maturities	1,424	1,336	(88)	6.2%	278

% Below cost—equity securities:
<20% Below cost	$21	$20	$(1)	4.8%	8
20-50% Below cost	2	1	(1)	50.0%	10
>50% Below cost	—	—	—	—	1

Total equity maturities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

Investment grade	$973	$934	$(39)	4.0%	188
Below investment grade	450	401	(49)	10.9%	88
Not Rated—Fixed maturities	1	1	—	—	2
Not Rated—Equities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

The investment securities in an unrealized loss position as of December 31, 2004 for less than twelve months account for $127 million, or 58%, of our total unrealized losses. Of the securities in this category, there were three securities with an unrealized loss in excess of $5 million. These three securities had aggregate unrealized losses of $18 million. The amount of the unrealized loss on these securities is driven primarily by the relative size of the holdings, the par values of which range from $15 million to $386 million, the maturities, which range from 2010 to 2036, and the credit quality of the issuers. The issuer of the investment scheduled to mature in 2010 prepaid the related principal and interest along with a prepayment fee in January 2005.

The investment securities in an unrealized loss position as of December 31, 2004 for twelve months or more account for $90 million, or 42%, of our total unrealized losses. There are 104 fixed-maturities in four industry groups that account for $54 million, or 60%, of the unrealized losses in this category.

Forty-four of these 104 securities are in the finance and insurance sector. Within this sector, no single issue has unrealized losses greater than $5 million. The unrealized losses of these securities are due primarily to changes in interest rates from the time the securities were purchased.

Thirty-five of these 104 securities are in the transportation sector and are related to the airline industry. All of our airline securities, with one exception, are collateralized by commercial jet aircraft associated with several domestic airlines and one cargo airline. The collateral underlying these securities consists of commercial jet aircraft, except for one that is secured by airline ticket receivables. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. Within this sector, we have recognized $1 million and $36 million of other-than-temporary impairments in 2004 and 2003, respectively. These holdings were written down to estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft. As of December 31, 2004, we expect to collect full principal and interest in accordance with the contractual terms of the instruments of our remaining holdings in airline securities. For those airline securities that we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

Fourteen of these 104 securities are in the consumer non-cyclical sector, of which there was one issuer with unrealized losses in excess of $5 million. This issuer, which had a $7 million unrealized loss, is in the tobacco industry, is current on all terms, shows improving trends with regards to liquidity and security price and is not considered at risk of impairment. Each of the other securities in this sector has unrealized losses of less than $5 million.

Eleven of these 104 securities are in the consumer non-cyclical sector, of which there was one issuer with unrealized losses in excess of $5 million. The aggregate par value of securities was $37 million. This issuer is current on all terms and is not considered at risk of impairment.

In the remaining industry sectors, as of December 31, 2004, one issuer of fixed-maturity securities had an unrealized loss of $5 million. This issuer is current on all terms, has sufficient liquidity to service current debt obligations and is seeking additional financing. No other single issuer of fixed maturities in these sectors has an unrealized loss of greater than $5 million.

The equity securities in an unrealized loss position, as of December 31, 2004, for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single security had an unrealized loss greater than $2 million.

Off-balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

We have not used securitization transactions to provide us with additional liquidity, and we do not anticipate using securitization transactions for that purpose in the future. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2004 and December 31, 2003 were $1.6 billion.

Securitization transactions resulted in net gains, before taxes, of approximately $43 million and $29 million for the years ended December 31, 2003 and 2002, respectively, and were included in net realized investment gains (losses) in our financial statements. There were no securitization transactions in the year ended December 31, 2004.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly or pursuant to arrangements and with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of December 31, 2004, we provided limited recourse for a maximum of $119 million of credit losses. To date, we have not yet been required to make payments under any of these credit support agreements. The agreements will remain in place throughout the life of the related entities.

GE Capital, our indirect parent and majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third party. Because these securitization entities lost their qualifying status, we were required to include $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our Statement of Financial Position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities.

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $36 million of revenue, $2 million of general expenses and $27 million of interest expense associated with these newly consolidated entities in our historical financial statements for the period from July 1 to December 31, 2003. For the year ended December 31, 2004, we included $64 million of revenue, $3 million of general expenses and $47 million of interest expense associated with these entities in our historical financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Statement of Financial Position, which are part of our Corporate and Other segment as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2004	2003
Assets:
Restricted investments held by securitization entities	$860	$1,069
Other assets	24	65

Total(1)	$884	$1,134

Liabilities:
Borrowings related to securitization entities	$849	$1,018
Other liabilities	3	59

Total	$852	$1,077

(1)	Includes $31 million and $51 million of retained interests in securitized assets as of December 31, 2004 and 2003, respectively, that are consolidated.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our Mortgage Insurance segment, the level of defaults, which increases the likelihood of losses, tends to decrease in the first and second quarters of the calendar year and increase in the third and fourth quarters. As a result, we have experienced lower levels of losses resulting from defaults in the first and second quarters, as compared with the third and fourth quarters.

Inflation

We do not believe that inflation has had a material effect on our historical results of operations, except insofar as inflation may affect interest rates.

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

Accounting pronouncements not yet adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Share-Based Payments—an amendment of FASB Statements No. 123 and 95, which we will adopt on July 1, 2005. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2004 and 2003, was $66 billion and $79 billion, respectively, of which 80% and 83%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2004 and 2003, 29% and 26%, respectively, of our net earnings from continuing operations were generated by our international operations.

We use derivative financial instruments, such as interest rate and currency swaps, currency forwards and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market;

•	matching the currency of invested assets with the liabilities they support;

•	converting the asset duration to match the duration of the liabilities;

•	reducing our exposure to fluctuations in equity market indices that underlie some of our products; and

•	protecting against the early termination of an asset or liability.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $2.9 billion, based on our securities positions as of December 31, 2004.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our combined currency exposure as of December 31, 2004, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of December 31, 2004, that such a decrease would have an insignificant effect on our net earnings from continuing operations.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $8 million, based on our equity positions as of December 31, 2004. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

Counterparty credit risk

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits (see table below) in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below Moody’s “A3” or S&P’s “A-.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A3” by Moody’s and “A-” by S&P if the agreements governing such transactions require both parties to provide collateral in certain circumstances. Our policy further requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1” and the credit limit for these transactions is $150 million per counterparty.

Counterparty credit criteria

Credit Rating
	Moody’s	Standard & Poor’s
Term of transaction
Up to five years	Aa3	AA-
Greater than five years	Aaa	AAA
Credit exposure limit without collateral (1)
Up to $50 million	Aa3	AA-
Up to $75 million	Aaa	AAA
Credit exposure limit with collateral (1)
Up to $5 million	A3	A-
Up to $50 million	Aa3	AA-
Up to $100 million	Aaa	AAA

(1)	Credit exposure limits noted in this table are set by GE Capital and apply in the aggregate to all companies that are consolidated into GE Capital.

The following table sets forth an analysis of our counterparty credit risk exposures net of collateral held as of the dates indicated:

	December 31,
Moody’s Rating	2004	2003	2002
Aaa	88%	95%	91%
Aa	10%	5%	9%
A	2%	—%	—%

	100%	100%	100%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying statement of financial position of Genworth Financial, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of earnings, stockholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, its method of accounting for variable interest entities in 2003, and its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genworth Financial Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Richmond, Virginia

February 11, 2005

Genworth Financial, Inc.

Statement of Earnings

(Dollar amounts in millions, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Premiums	$6,559	$6,707	$6,107
Net investment income	3,648	4,051	3,979
Net realized investment gains	26	10	204
Policy fees and other income	824	915	939

Total revenues	11,057	11,683	11,229

Benefits and expenses:
Benefits and other changes in policy reserves	4,804	5,270	4,640
Interest credited	1,432	1,624	1,645
Underwriting, acquisition, and insurance expenses, net of deferrals	1,812	1,916	1,808
Amortization of deferred acquisition costs and intangibles	1,154	1,351	1,221
Interest expense	217	140	124

Total benefits and expenses	9,419	10,301	9,438

Earnings from continuing operations before income taxes and accounting change	1,638	1,382	1,791
Provision for income taxes	493	413	411

Net earnings from continuing operations before accounting change	1,145	969	1,380
Net earnings (loss) from discontinued operations, net of taxes	—	186	(206)
Gain (loss) on sale of discontinued operations, net of taxes	7	(74)	—

Net earnings before accounting change	1,152	1,081	1,174
Cumulative effect of accounting change, net of taxes	5	—	—

Net earnings	$1,157	$1,081	$1,174

Basic and diluted earnings per common share (see note 3)	$2.36	$2.21	$2.40

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Financial Position

(Dollar amounts in millions)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$52,424	$65,485
Equity securities available-for-sale, at fair value	374	600
Mortgage and other loans, net of valuation allowance of $52 and $50	6,051	6,114
Policy loans	1,224	1,105
Short-term investments	818	531
Restricted investments held by securitization entities	860	1,069
Other invested assets	3,996	3,789

Total investments	65,747	78,693
Cash and cash equivalents	1,392	1,982
Accrued investment income	733	970
Deferred acquisition costs	5,020	5,788
Intangible assets	780	1,346
Goodwill	1,465	1,728
Reinsurance recoverable	18,535	2,334
Other assets ($24 and $65 restricted in securitization entities)	1,322	2,346
Separate account assets	8,884	8,244

Total assets	$103,878	$103,431

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$61,698	$59,257
Liability for policy and contract claims	3,329	3,207
Unearned premiums	3,597	3,616
Other policyholder liabilities	638	465
Other liabilities ($3 and $59 restricted in securitization entities)	6,792	7,051
Non-recourse funding obligations	900	600
Short-term borrowings	559	2,239
Long-term borrowings	2,442	529
Senior notes underlying equity units	600	—
Preferred stock	100	—
Deferred tax liability	624	1,405
Borrowings related to securitization entities	849	1,018
Separate account liabilities	8,884	8,244

Total liabilities	91,012	87,631

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value; 1.5 billion shares authorized; 146.5 million shares issued and outstanding	—	—
Class B Common Stock, $0.001 par value; 700 million shares authorized; 343.1 million shares issued and outstanding	—	—
Additional paid-in capital	10,612	8,377

Accumulated non-owner changes in stockholders’ interest:
Net unrealized investment gains	1,019	1,518
Derivatives qualifying as hedges	268	(5)
Foreign currency translation adjustments	322	159

Accumulated non-owner changes in stockholders’ interest	1,609	1,672
Retained earnings	645	5,751

Total stockholders’ interest	12,866	15,800

Total liabilities and stockholders’ interest	$103,878	$103,431

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Stockholders’ Interest

(Dollar amounts in millions)

	Paid-in capital	Accumulated non-owner changes in stockholders’ interest	Retained earnings	Total stockholders’ interest
Balances as of December 31, 2001	$7,994	$(664)	$6,835	$14,165

Changes other than transactions with stockholder:
Net earnings	—	—	1,174	1,174
Net unrealized gains (losses) on investment securities	—	1,514	—	1,514
Derivatives qualifying as hedges	—	70	—	70
Foreign currency translation adjustments	—	(85)	—	(85)

Total changes other than transactions with stockholder	—	—	—	2,673
Dividends and other transactions with stockholder	85	—	(171)	(86)

Balances as of December 31, 2002	8,079	835	7,838	16,752

Changes other than transactions with stockholder:
Net earnings	—	—	1,081	1,081
Net unrealized gains (losses) on investment securities	—	300	—	300
Derivatives qualifying as hedges	—	93	—	93
Foreign currency translation adjustments	—	444	—	444

Total changes other than transactions with stockholder	—	—	—	1,918
Dividends and other transactions with stockholder	298	—	(3,168)	(2,870)

Balances as of December 31, 2003	8,377	1,672	5,751	15,800

Changes other than transactions with stockholders:
Net earnings	—	—	1,157	1,157
Net unrealized gains (losses) on investment securities	—	(465)	—	(465)
Derivatives qualifying as hedges	—	273	—	273
Foreign currency translation adjustments	—	163	—	163

Total changes other than transactions with stockholders				1,128
Dividends and other transactions with stockholder prior to our corporate reorganization	2,190	(34)	(6,199)	(4,043)
Transactions subsequent to our corporate reorganization:
Dividends to stockholders	—	—	(64)	(64)
Stock-based compensation	29	—	—	29
Capital contributions from majority stockholder	16	—	—	16

Balances as of December 31, 2004	$10,612	$1,609	$645	$12,866

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,157	$1,081	$1,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of investment discounts and premiums	81	18	(5)
Net realized investment gains	(26)	(10)	(204)
Charges assessed to policyholders	(301)	(295)	(198)
Acquisition costs deferred	(1,047)	(1,758)	(1,906)
Amortization of deferred acquisition costs and intangibles	1,154	1,351	1,221
Deferred income taxes	(1,196)	(63)	(55)
Corporate overhead allocation	14	36	31
Cumulative effect of accounting changes, net of taxes	(5)	—	—
Net (earnings) loss from discontinued operations	—	(186)	206
Net (gain) loss from sale of discontinued operations	(7)	74	—
Change in certain assets and liabilities:
Accrued investment income and other assets	618	(136)	(223)
Insurance reserves	2,566	3,105	3,218
Current tax liabilities	1,689	476	466
Other liabilities and other policy-related balances	801	23	1,158

Net cash from operating activities	5,498	3,716	4,883

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	5,854	8,198	5,999
Mortgage, policy and other loans	866	1,711	533
Other invested assets	9	73	9
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	4,677	16,253	22,266
Other invested assets	246	110	74
Purchases and originations of investments:
Fixed maturities and equity securities	(15,186)	(26,597)	(33,004)
Mortgage, policy and other loans	(1,372)	(2,653)	(1,438)
Other invested assets	(304)	(248)	(236)
Dividends received from discontinued operations	—	495	62
Payments for businesses purchased, net of cash acquired	(9)	44	(61)
Proceeds from sale of discontinued operations	10	1,631	—
Short-term investment activity, net	(195)	302	(729)

Net cash from investing activities	(5,404)	(681)	(6,525)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	7,109	8,262	9,749
Redemption and benefit payments on investment contracts	(7,163)	(8,994)	(7,279)
Short-term borrowings activity, net	(2,340)	373	(289)
Proceeds from issuance of non-recourse funding obligations	300	600	—
Proceeds from long-term borrowings	1,895	—	—
Net commercial paper borrowings	499	16	212
Repayment of contingent note	(550)	—	—
Cash transferred in connection with our corporate reorganization	(838)	—	—
Dividends paid to stockholders	(1,613)	(3,232)	(132)
Capital contribution received from stockholder	1,910	261	32

Net cash from financing activities	(791)	(2,714)	2,293
Effect of exchange rate changes on cash and cash equivalents	107	92	37

Net change in cash and cash equivalents	(590)	413	688

Cash and cash equivalents at beginning of year	1,982	1,569	881

Cash and cash equivalents at end of year	$1,392	$1,982	$1,569

See Notes to Financial Statements

Genworth Financial, Inc.

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses include international mortgage insurance, payment protection insurance based in Europe, a Bermuda reinsurer, and mortgage contract underwriting.

In consideration for the assets and liabilities Genworth acquired in connection with the corporate reorganization, Genworth issued to GEFAHI 489.5 million shares of its Class B Common Stock, $600 million of its 6.00% Equity Units (“Equity Units”), $100 million of its 5.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) which is mandatorily redeemable, a $2.4 billion short-term note, and a $550 million contingent non-interest-bearing note (“Contingent Note”). The liabilities Genworth assumed included ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI. The transactions above, which are accounted for at book value as transfers between entities under common control, are referred to as our corporate reorganization. Shares of Class B Common Stock convert automatically into shares of Class A Common Stock when they are held by any person other than GE or an affiliate of GE or when GE no longer beneficially owns at least 10% of our outstanding common stock. Class A Common Stock and Class B Common Stock have identical voting rights, except Class B shares have approval rights over certain corporate actions and rights with respect to the election and removal of directors. As a result, all of the 146.4 million shares of common stock sold in Genworth’s IPO consisted of Class A Common Stock.

For the periods prior to our corporate reorganization, the accompanying financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and businesses included in the predecessor combined financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., GE Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., GE Mortgage Insurance (Guernsey) Ltd., Genworth Financial Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., The Terra Financial Companies, Ltd., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Financial Insurance Compania De Seguros y Reaseguros de Vida S.A. and GE Residential Connections Corp., Assocred SA, Ennington Properties Limited and the consumer protection insurance business of Vie Plus S.A. All of the combined companies were indirect subsidiaries of GE. For these periods, we refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

For the periods subsequent to our reorganization, the accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which for these periods we refer to as the “company,” “we”, “us”, or “our” unless the context otherwise requires.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies

Our financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

a) Nature of Business

Directly and indirectly through our subsidiaries we sell a variety of insurance and investment-related products in the U.S. and internationally. Prior to our corporate reorganization on May 24, 2004, we operated five business segments: (i) Protection, (ii) Retirement Income and Investments, (iii) Mortgage Insurance, (iv) Affinity and (v) Corporate and Other. As part of our corporate reorganization we did not acquire any of the Affinity segment businesses from GEFAHI. Accordingly, the results of the Affinity segment are included in our historical results of operations through May 24, 2004, but excluded thereafter. During 2003, we sold our Japanese life and domestic auto and homeowners’ insurance businesses, which are shown as discontinued operations.

Protection includes life insurance, long-term care insurance and, for companies with fewer than 1,000 employees, group life and health insurance. Protection also includes consumer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

Retirement Income and Investments includes fixed and variable deferred annuities, income annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts (“GICs”), funding agreements and structured settlements.

Mortgage Insurance includes mortgage insurance products offered in the U.S., Canada, Australia, New Zealand, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages.

Corporate and Other includes net realized investment gains (losses), interest and other debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), and the results of several small, non-core businesses that are managed outside our operating segments.

b) Premiums

For traditional long-duration insurance contracts, we report premiums as earned when due. For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata basis or in proportion to expected claims.

For single premium mortgage insurance contracts, we report premiums over the policy life in accordance with the expiration of risk.

Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life products are not reported as revenues but rather as deposits and are included in liabilities for future annuity and contract benefits.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

c) Net Investment Income and Net Realized Investment Gains and Losses

Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. As of December 31, 2004, all our mortgage-backed and asset-backed securities that have had subsequent revisions in yield, cash flow or prepayment assumptions are accounted for under the retrospective method.

d) Policy Fees and Other Income

Policy fees and other income consists primarily of insurance charges assessed on universal life contracts, fees assessed against policyholder account values and commission income. Charges to policyholder accounts for universal life cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

e) Investment Securities

We have designated all of our investment securities as available-for-sale and report them in our Statement of Financial Position at fair value. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated non-owner changes in stockholders’ interest and, accordingly, have no effect on net income.

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GE Asset Management Incorporated (“GEAM”) and other third party asset managers, as required. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. Certain risks are inherent in reviewing the impairment of any investment security, including that market results may differ from expectations; facts and circumstances may change in the future and

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

differ from estimates and assumptions; or we may later decide to sell an investment security before it recovers in value as a result of changed circumstances. If we change our estimate to conclude that a decline in the value of an investment security is other than temporary, we will reflect a charge for the impairment in the period our estimate changes.

f) Mortgage, Policy and Other Loans

Mortgage, policy and other loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectible amounts. The allowance for losses is determined on the basis of management’s best estimate of probable losses, including specific allowances for known troubled loans, if any.

g) Cash and Cash Equivalents

Certificates of deposit, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Statement of Financial Position and Statement of Cash Flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are included in short-term investments.

h) Securities Lending Activity

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturities in the Statement of Financial Position.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Non-cash collateral, such as a security received by us, is not reflected in our assets in the Statement of Financial Position as we have not repledged or sold the collateral. The fair value of collateral held and included in other invested assets is $3.2 billion and $3.0 billion as of December 31, 2004 and 2003, respectively. We had non-cash collateral of $44 million and $0 million as of December 31, 2004 and 2003, respectively.

i) Deferred Acquisition Costs (DAC)

Acquisition costs include costs, which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts—Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions established when the contract or policy is issued about mortality, morbidity, lapse rates, expenses and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised.

Short-Duration Contracts—Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

j) Intangible Assets

Present Value of Future Profits—In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves.

Deferred Sales Inducements to Contractholders. We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1 (“SOP 03-1”) Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs.

Other Intangible Assets—We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment at least annually based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment and written down to fair value as required.

k) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the business using the relative fair value methodology to measure the gain or loss on disposal.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

l) Reinsurance

Premium revenue, benefits, underwriting, acquisition and insurance expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

m) Separate Accounts

The separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the variable annuity contract holders and variable life policyholders. We assess mortality risk fees and administration charges on the variable mutual fund portfolios. The separate account assets are carried at fair value and are at least equal to the liabilities that represent the policyholders’ equity in those assets.

n) Future Annuity and Contract Benefits

Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder’s current account value. The liability for life insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate.

o) Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims.

For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

Management considers the liability for policy and contract claims provided to be satisfactory to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

p) Income Taxes

For periods prior to our corporate reorganization, our non-life insurance entities were included in the consolidated federal income tax return of GE and subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. For periods prior to 2004, our U.S. life insurance entities filed a consolidated life insurance federal income tax return separate from GE and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. For

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

2004, through the date of our corporate reorganization, we expect our US life insurance entities to be included in the consolidated federal income tax return of GE, and subject to separate company principles similar to those applicable to our non-life insurance entities. Intercompany balances under all agreements are settled at least annually.

Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with our corporate reorganization, our U.S. life insurance entities will file a consolidated life insurance federal income tax return, and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits.

Deferred federal and foreign taxes are provided for temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

q) Foreign Currency Translation

The local currency is the functional currency of our foreign operations. The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the Statement of Financial Position date. Translation adjustments are included as a separate component of accumulated non-owner changes in stockholders’ interest. Revenue and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange prevailing during the year. Gains and losses arising from transactions denominated in a foreign currency are included in earnings.

r) Accounting Changes

In July 2003, the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we adopted on January 1, 2004. This statement provides guidance on separate account presentation and valuation, the accounting for sales inducements paid to contractholders and the classification and valuation of long-duration contract liabilities.

A two-tiered annuity has two crediting rates applied to the account value. A lower rate is used to calculate the account value if the contractholder elects to surrender (the “lower tier”). A higher rate is used to calculate contractholder account value for annuitization or death (the “upper tier”). As of January 1, 2004, account values calculated using the crediting rates for the lower tier and the upper tier are $121 million and $143 million, respectively. Prior to adopting SOP 03-1, we held reserves for two-tiered annuities of $138 million as of December 31, 2003, which assumed that all policyholders moved from the lower tier to the upper tier ratably over the accumulation phase. Because we no longer sell these products and due to the aging of our in-force block, our carried reserve was closer to the upper tier account value. SOP 03-1 requires that during the accumulation phase we hold the lower-tier account value plus an additional liability, $7 million as of January 1, 2004 and $6 million as of December 31, 2004, for the estimated annuitization benefit in excess of the accrued account balance based on our actual experience, which includes annual assumptions of 10% for annuitization and 4.5% for surrenders. To record these reserves in accordance with SOP 03-1, we released $10 million, or 7%, of our two-tiered annuity reserves. After giving effect to the impact of additional amortization of deferred acquisition costs related to these reserve releases, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

As described in note 10, in connection with our corporate reorganization, we reinsured our in-force variable annuities, excluding the GE Retirement Answer™ (“GERA”) product and a small block of contracts in run-off, to an affiliate, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account, subject to third-party reinsurance transactions in the ordinary course of business. The reinsurance transaction for the separate account of the variable annuities is structured as modified coinsurance. As such, the separate account assets remain with us. Essentially all of our separate account assets and liabilities relate to variable annuities. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. Our variable contracts also include fixed accounts, which are accounted for and recognized as general account assets and liabilities.

Our variable annuities provide for a guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on receipt of proof of the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract reduced by any amounts withdrawn from the policy, (c) the highest contract value on a specified anniversary date (“ratchet”), adjusted for subsequent premiums and withdrawals, if any, or (d) premium accumulated at a stated interest rate (“roll-up”), adjusted for any amounts withdrawn from the policy. In addition, we offer an Earnings Protection Rider (“EPR”), which pays a death benefit up to 40% of the gain in the contract. GERA, a variable deferred annuity and two variable annuity riders, the Guaranteed Income Advantage and Principal Protection Advantage, also provide for a GMDB. Essentially all of our separate account guarantees are death benefits.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, including both separate account and fixed account assets, is approximately $203 million and $1,068 million at January 1, 2004 and December 31, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0 million and $1 million, respectively. The death benefit exposure for the EPR is $0 million at January 1, 2004 and $3 million at December 31, 2004.

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at December 31, 2004:

(Dollar amounts in millions)	Account Value	Net Amount at Risk(a)
Return of premium	$587	$—
Ratchet	189	—
Roll-up	174	1
Ratchet and roll-up	118	—

Total	$1,068	$1

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died on December 31, 2004.

The average attained age of our variable annuity contractholders with GMDBs, weighted by net amount at risk, is 63 years of age as of December 31, 2004.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

The liability for our GMDBs and EPR on variable annuity contracts, net of reinsurance, is $1 million at December 31, 2004. Incurred GMDB and EPR, net of reinsurance, is $1 million for the year ended December 31, 2004.

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

The following assumptions are used to determine the variable annuity GMDB and EPR liability at December 31, 2004: data used is 1,000 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 8.9% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our Statement of Financial Position at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Statement of Earnings. There are no gains or losses on transfers of assets from the general account to the separate account.

We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. At December 31, 2004 the unamortized sales inducements to contractholders balance was $14 million. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the year ended December 31, 2004, we deferred new sales inducements to contractholders of $15 million, and we amortized sales inducements to contractholders of $1 million.

We adopted FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities on July 1, 2003.

GE Capital, our former indirect parent, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

because the funding conduit no longer qualified as a third party. Because these securitization entities lost their qualifying status, we were required to include $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our Statement of Financial Position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. We apply the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Entities consolidated are those that GE Capital sponsored and/or to which GE Capital provided financial support, but are not controlled by GE Capital or us. These entities were associated with asset securitization and other asset sales. Liabilities included in these entities are not our legal obligations but will be repaid with cash flows generated by the related assets, which are designated solely for the repayment of these liabilities and are not available for sale by us. As we no longer sell or securitize assets into these entities, the carrying amounts of assets and liabilities will decrease over time. Our July 1, 2003 consolidation of FIN 46 entities had no effect on previously reported earnings.

We adopted Statement of Financial Accounting Standard (“SFAS”) 133 Implementation Issue B36, Modified Coinsurance Arrangements with Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments (“B36”), which was effective for us on October 1, 2003. B36 provides that modified coinsurance arrangements, where the ceding insurer withholds funds, may include an embedded derivative that must be bifurcated from the host instrument. The adoption of B36 did not have a material impact on our results of operations or financial condition.

We adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as of July 1, 2003. SFAS 150 requires certain financial instruments previously classified as either entirely equity or between the liabilities section and the equity section of the Statement of Financial Position be classified as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments, obligations to repurchase the issuers equity shares by transferring assets and certain obligations to issue a variable number of shares. The adoption of SFAS 150 did not have a material impact on our results of operations or financial condition.

On November 25, 2003, the Financial Accounting Standards Board ratified the disclosure consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 03-1. Accordingly, effective December 31, 2003, we have included additional disclosures for debt and equity securities in an unrealized loss position for which other-than-temporary impairments have not been recognized.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(2) Summary of Significant Accounting Policies (Continued)

We adopted the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation, for stock options granted by GE to our employees in 2002. A comparison of reported and pro forma net earnings, including effects of expensing stock options, follows:

(Dollar amounts in millions)	2004	2003	2002
Net earnings, as reported	$1,157	$1,081	$1,174
Stock option expense included in net earnings	19	2	1
Total stock option expense per SFAS 123(a)	(21)	(8)	(10)

Net earnings, on pro forma basis	$1,155	$1,075	$1,165

Pro forma basic earnings per common share	$2.36	$2.20	$2.38

Pro forma diluted earnings per common share	$2.35	$2.20	$2.38

(a)	As if we had applied SFAS 123 to expense stock options in all periods. Includes amounts actually recognized in net earnings for the years presented.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Previous guidance required expenses for exit or disposal activities to be accrued when the exit or disposal plan was approved by management and the liability was probable and quantifiable regardless of when the expense would be incurred. This standard requires that liabilities or costs associated with such activities be recognized when incurred. This standard also requires that any such liability be recognized initially at fair value. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on our results of operations or financial condition.

We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis, and recorded a non-cash charge of $376 million, net of tax, which relates to the domestic auto and homeowners’ insurance business, primarily as a result of heightened price competition in the auto insurance industry. This is reflected in net earnings (loss) from discontinued operations in the combined financial statements. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows. Further information about goodwill is provided in note 9.

s) Accounting Pronouncements Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Share-Based Payments—an amendment of FASB Statements No. 123 and 95, which we will adopt on July 1, 2005. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial condition.

(3) Earnings per Share

Basic and diluted earnings per share are calculated by dividing net earnings for the year ended December 31, 2004, by 489.5 million weighted average basic shares outstanding and by 490.5 million weighted average diluted shares outstanding, respectively. Weighted average shares outstanding for the year ended

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(3) Earnings per Share (Continued)

December 31, 2004 are determined as if our reorganization had occurred at the beginning of the year. Basic and diluted earnings per share are calculated by dividing historical net earnings by 489.5 million pro forma shares outstanding for the years ended December 31, 2003 and 2002. The number of shares used in our calculation of diluted earnings per share increased in 2004 due to additional shares of Class A Common Stock issuable under stock options and restricted stock units and is calculated using the treasury method.

	2004	2003	2002
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$2.34	$1.98	$2.82
Net earnings (loss) from discontinued operations, net of taxes	—	0.38	(0.42)
Gain (loss) on sale of discontinued operations, net of taxes	0.01	(0.15)	—
Cumulative effect of accounting change, net of taxes	0.01	—	—

Basic earnings per common share	$2.36	$2.21	$2.40

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$2.33	$1.98	$2.82
Net earnings (loss) from discontinued operations, net of taxes	—	0.38	(0.42)
Gain (loss) on sale of discontinued operations, net of taxes	0.01	(0.15)	—
Cumulative effect of accounting change, net of taxes	0.01	—	—

Diluted earnings per common share	$2.36	$2.21	$2.40

Weighted-average shares used in basic earnings per common share calculations	489.5	489.5	489.5
Dilutive securities
Stock options	0.5	—	—
Restricted stock units	0.5	—	—

Weighted-average shares used in diluted earnings per common share calculations	490.5	489.5	489.5

(4) Acquisitions

Each of the following acquisitions has been accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements reflect the corresponding results of operations from the respective dates of acquisition.

In January 2004, we acquired Hochman & Baker, Inc. for $10 million, including goodwill of $9 million. Hochman & Baker, Inc. has wholly-owned subsidiaries consisting of a broker-dealer, registered investment advisor, and insurance agency.

In May 2003, we acquired Spread Eagle Insurance Company Limited, renamed GE Mortgage Insurance (Guernsey) Limited, for approximately $54 million, including identifiable intangible assets of approximately $20 million.

(5) Discontinued Operations

Upon completion of our corporate reorganization described in note 1, we no longer have continuing involvement with the Japanese life insurance and domestic auto and homeowners’ insurance businesses (together “Japan/Auto”), which was sold in August 2003, and accordingly, those operations have been accounted for as discontinued operations. Therefore, the results of operations of these businesses are reflected as discontinued operations and removed from the Statement of Cash Flows for all periods presented in the financial statements.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(5) Discontinued Operations (Continued)

On August 29, 2003, we completed the sale of our Japan/Auto businesses to American International Group, Inc. for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends of $495 million. The sale resulted in a loss of $74 million (net of taxes of $158 million). Summary operating results of discontinued operations for the years ended December 31, are as follows:

(Dollar amounts in millions)	2003	2002
Revenues	$1,985	$2,622

Earnings before income taxes and accounting changes	$284	$229
Provision for income taxes	98	59

Earnings before accounting change	186	170
Cumulative effect of accounting changes, net of deferred taxes of $0 and $158	—	(376)

Net earnings (loss) from discontinued operations	$186	$(206)

As a result of a settlement related to the sale of our Japan/Auto business, we recognized a gain of $7 million, net of $4 million taxes, during the first quarter of 2004.

The domestic auto and homeowners’ insurance business declared and paid a dividend of $62 million in 2002.

(6) Investments

(a) Net Investment Income

For the years ended December 31, sources of net investment income are as follows:

(Dollar amounts in millions)	2004	2003	2002
Fixed maturities—taxable	$2,827	$3,354	$3,333
Fixed maturities—non-taxable	150	128	158
Mortgage and other loans	438	410	361
Equity securities	25	27	39
Other investments	75	17	41
Policy loans	107	88	71
Restricted investments held by securitization entities	64	36	—
Cash, cash equivalents, and short-terms	12	58	37

Gross investment income before expenses and fees	3,698	4,118	4,040
Expenses and fees	(50)	(67)	(61)

Net investment income	$3,648	$4,051	$3,979

(b) Fixed Maturities and Equity Securities

For the years ended December 31, gross realized investment gains and losses resulting from the sales of investment securities classified as available for sale are as follows:

(Dollar amounts in millions)	2004	2003	2002
Gross realized investment:
Gains	$90	$473	$790
Losses, including impairments(a)	(64)	(463)	(586)

Net realized investment gains	$26	$10	$204

(a)	Impairments are $26 million, $224 million and $343 million in 2004, 2003 and 2002, respectively.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

Net unrealized gains and losses on investment securities classified as available for sale are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated non-owner changes in stockholders’ interest as of December 31, are summarized as follows:

(Dollar amounts in millions)	2004	2003	2002
Net unrealized gains (losses) on available-for-sale investment securities:
Fixed maturities	$1,802	$2,669	$1,336
Restricted fixed maturities	(19)	—	—
Equity securities	70	52	(208)

Subtotal	1,853	2,721	1,128
Adjustments to present value of future profits and deferred acquisition costs	(286)	(388)	(74)
Deferred income taxes, net	(548)	(815)	(372)

Subtotal	1,019	1,518	682
Net unrealized gains on investment securities included in assets associated with discontinued operations, net of deferred taxes of $0, $0 and $(295)	—	—	536

Net unrealized gains (losses) on available-for-sale investment securities	$1,019	$1,518	$1,218

The change in the net unrealized gains (losses) on available-for-sale investment securities reported in accumulated non-owner changes in stockholders’ interest for the years ended December 31, is as follows:

(Dollar amounts in millions)	2004	2003	2002
Net unrealized gains (losses) on investment securities as of January 1	$1,518	$1,218	$(296)

Unrealized gains on investment arising during the period:
Unrealized gain on investment securities	62	1,569	2,046
Adjustment to deferred acquisition costs	99	(231)	(75)
Adjustment to present value of future profits	3	(83)	(59)
Provision for deferred income taxes	(53)	(434)	(677)

Unrealized gains on investment securities	111	821	1,235
Unrealized gains associated with securities transferred in connection with our reorganization, net of deferred taxes of $(317), $0 and $0	(593)	—	—
Reclassification adjustments to net realized investment gains (losses) net of deferred taxes of $(9), $9 and $(75)	(17)	15	(129)
Unrealized gains (losses) on investment securities included in assets associated with discontinued operations arising during the period, net of deferred taxes of $0, $(293) and $229	—	(532)	511
Reclassification adjustment to net earnings from discontinued operations, net of deferred taxes of $0, $(2) and $(55)	—	(4)	(103)

Net unrealized gains (losses) on investment securities as of December 31	$1,019	$1,518	$1,218

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

As of December 31, 2004 and 2003, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale are as follows:

2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agencies	$552	$21	$1	$572
State and municipal	2,908	123	1	3,030
Government—non U.S.	1,681	66	3	1,744
U.S. corporate	21,019	1,005	131	21,893
Corporate—non U.S.	6,677	254	18	6,913
Public utilities	6,036	373	14	6,395
Mortgage and asset-backed	11,749	175	47	11,877

Total fixed maturities	50,622	2,017	215	52,424
Equity securities	304	72	2	374

Total available-for-sale securities	$50,926	$2,089	$217	$52,798

2003	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agencies	$1,025	$48	$18	$1,055
State and municipal	3,221	130	1	3,350
Government—non U.S.	1,510	49	8	1,551
U.S. corporate	31,454	1,863	292	33,025
Corporate—non U.S.	7,624	378	53	7,949
Public utilities	5,919	411	27	6,303
Mortgage and asset-backed	12,063	269	80	12,252

Total fixed maturities	62,816	3,148	479	65,485
Equity securities	548	60	8	600

Total available-for-sale securities	$63,364	$3,208	$487	$66,085

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk, and asset management teams, as well as the portfolio management and research capabilities of GEAM and other third party asset managers, as required. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $50 million.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value. Fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The carrying value of infrequently traded securities as of December 31, 2004 is $12.3 billion.

For the twelve months ended December 31, 2004, 2003 and 2002, we recognized impairments of $26 million, $224 million and $343 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. For the twelve months ended December 31, 2004, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities is $38 million. The aggregate fair value of securities sold at a loss during the twelve months ended December 31, 2004 is $2.9 billion, which is approximately 98.6% of book value.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less Than 12 Months
2004	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agencies	$115	$114	$(1)	0.9%	15
State and municipal	89	88	(1)	1.1%	28
Government—non U.S.	225	222	(3)	1.3%	32
U.S. corporate	3,496	3,426	(70)	2.0%	400
Corporate—non U.S.	1,224	1,207	(17)	1.4%	155
Asset backed	857	853	(4)	0.5%	125
Mortgage backed	2,807	2,776	(31)	1.1%	259

Subtotal, fixed maturities	8,813	8,686	(127)	1.4%	1,014
Equities securities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

% Below cost—fixed maturities:
<20% Below cost	$8,799	$8,678	$(121)	1.4%	1,002
20-50% Below cost	14	8	(6)	42.9%	6
>50% Below cost	—	—	—	—	6

Total fixed maturities	8,813	8,686	(127)	1.4%	1,014

% Below cost—equity securities:
<20% Below cost	7	7	—	—	12
20-50% Below cost	—	—	—	—	—
>50% Below cost	—	—	—	—	1

Total equity maturities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

Investment grade	$8,026	$7,930	$(96)	1.2%	869
Below investment grade	600	575	(25)	4.2%	114
Not rated—fixed maturities	187	181	(6)	3.2%	31
Not rated—equities	7	7	—	—	13

Total temporarily impaired securities	$8,820	$8,693	$(127)	1.4%	1,027

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

	12 Months or More
2004	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agencies	$3	$3	$—	—	1
State and municipal	1	1	—	—	2
Government—non U.S.	106	106	—	—	30
U.S. corporate	834	763	(71)	8.5%	127
Corporate—non U.S.	181	176	(5)	2.8%	35
Asset backed	55	54	(1)	1.8%	5
Mortgage backed	244	233	(11)	4.5%	78

Subtotal, fixed maturities	1,424	1,336	(88)	6.2%	278
Equities securities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

% Below cost—fixed maturities:
<20% Below cost	$1,319	$1,262	$(57)	4.3%	234
20-50% Below cost	95	69	(26)	27.4%	23
>50% Below cost	10	5	(5)	50.0%	21

Total fixed maturities	1,424	1,336	(88)	6.2%	278

% Below cost—equity securities:
<20% Below cost	21	20	(1)	4.8%	8
20-50% Below cost	2	1	(1)	50.0%	10
>50% Below cost	—	—	—	—	1

Total equity maturities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

Investment grade	$973	$934	$(39)	4.0%	188
Below investment grade	450	401	(49)	10.9%	88
Not rated—fixed maturities	1	1	—	—	2
Not rated—equities	23	21	(2)	8.7%	19

Total temporarily impaired securities	$1,447	$1,357	$(90)	6.2%	297

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2003.

	Less Than 12 Months
2003	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities
U.S. government and agencies	$228	$210	$(18)	7.9%	11
State and municipal	119	118	(1)	0.8%	31
Government—non U.S.	501	493	(8)	1.6%	142
U.S. corporate (including public utilities)	5,948	5,738	(210)	3.5%	458
Corporate—non U.S.	1,573	1,530	(43)	2.7%	198
Asset backed	914	900	(14)	1.5%	95
Mortgage backed	2,065	2,001	(64)	3.1%	247

Subtotal fixed maturities	11,348	10,990	(358)	3.2%	1,182
Equity securities	53	51	(2)	3.8%	58

Total temporarily impaired securities	$11,401	11,041	(360)	3.2%	1,240

% Below cost—fixed maturities
<20% Below cost	$11,219	$10,898	$(321)	2.9%	1,144
20-50% Below cost	128	92	(36)	28.1%	24
>50% Below cost	1	—	(1)	100.0%	14

Total fixed maturities	11,348	10,990	(358)	3.2%	1,182

% Below cost equity securities
<20% Below cost	53	51	(2)	3.8%	40
20-50% Below cost	—	—	—	—	9
>50% Below cost	—	—	—	—	9

Total equity securities	53	51	(2)	3.8%	58

Total temporarily impaired securities	$11,401	$11,041	$(360)	3.2%	1,240

Investment grade	$10,471	$10,185	$(286)	2.7%	1,032
Below investment grade	810	739	(71)	8.8%	141
Not rated—fixed maturities	67	66	(1)	1.5%	9
Not rated—equities	53	51	(2)	3.8%	58

Total temporarily impaired securities	$11,401	$11,041	$(360)	3.2%	1,240

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

	12 Months or More
2003	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities
U.S. government and agencies	$—	$—	$—	—	—
State and municipal	1	1	—	—	1
Government—non U.S.	12	12	—	—	6
U.S. corporate (including public utilities)	1,084	975	(109)	10.1%	134
Corporate—non U.S.	158	148	(10)	6.3%	30
Asset backed	111	110	(1)	0.9%	9
Mortgage backed	172	171	(1)	0.6%	19

Subtotal fixed maturities	1,538	1,417	(121)	7.9%	199
Equity securities	49	43	(6)	12.2%	47

Total temporarily impaired securities	$1,587	$1,460	$(127)	8.0%	246

% Below cost—fixed maturities
<20% Below cost	$1,439	$1,352	$(87)	6.0%	169
20-50% Below cost	92	63	(29)	31.5%	23
>50% Below cost	7	2	(5)	71.4%	7

Total fixed maturities	1,538	1,417	(121)	7.9%	199

% Below cost equity securities
<20% Below cost	26	25	(1)	3.8%	27
20-50% Below cost	23	18	(5)	21.7%	20
>50% Below cost	—	—	—	—	—

Total equity securities	49	43	(6)	12.2%	47

Total temporarily impaired securities	$1,587	$1,460	$(127)	8.0%	246

Investment grade	718	691	(27)	3.8%	90
Below investment grade	820	726	(94)	11.5%	109
Not rated—fixed maturities	—	—	—	—	—
Not rated—equities	49	43	(6)	12.2%	47

Total temporarily impaired securities	$1,587	$1,460	$(127)	8.0%	246

The investment securities in an unrealized loss position as of December 31, 2004 for less than twelve months account for $127 million, or 58%, of our total unrealized losses. Of the securities in this category, there are three securities with an unrealized loss in excess of $5 million. These three securities had aggregate unrealized losses of $18 million. The amount of the unrealized loss on these securities is driven primarily by the relative size of the holdings, the par values of which range from $15 million to $386 million, the maturities, which range from 2010 to 2036, and the credit quality of the issuers. The issuer of the investment scheduled to mature in 2010 prepaid the related principal and interest along with a prepayment fee in January 2005.

The investment securities in an unrealized loss position as of December 31, 2004 for twelve months or more account for $90 million, or 42%, of our total unrealized losses. There are 104 fixed maturities in four industry groups that account for $54 million, or 60%, of the unrealized losses in this category.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

Forty-four of these 104 securities are in the finance and insurance sector. Within this sector, no single issue has unrealized losses greater than $5 million. The unrealized losses of these securities are due to changes in interest rates from the time the securities were purchased.

Thirty-five of these 104 securities are in the transportation sector and are related to the airline industry. All of our airline securities, with one exception, are collateralized by commercial jet aircraft associated with several domestic airlines and one cargo airline. The collateral underlying these securities consists of commercial jet aircraft, except for one that is secured by airline ticket receivables. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. Within this sector, we have recognized $1 million and $36 million of other-than-temporary impairments in 2004 and 2003, respectively. These holdings were written down to estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft. As of December 31, 2004, we expect to collect full principal and interest in accordance with the contractual terms of the instruments of our remaining holdings in airline securities. For those airline securities that we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

Fourteen of these 104 securities are in the consumer non-cyclical sector of which there is one issuer with unrealized loss in excess of $5 million. This issuer, which had a $7 million unrealized loss, is in the tobacco industry, is current on all terms, shows improving trends with regards to liquidity and security price and is not considered at risk of impairment. Each of the other securities in this sector has unrealized losses of less than $5 million.

Eleven of these 104 securities are in the consumer cyclical sector, of which there is one issuer with unrealized losses in excess of $5 million. The aggregate par value of securities is $37 million. The issuer is current on all terms and is not considered risk of impairment.

In the remaining industry sectors, one issuer of fixed maturities securities had an unrealized loss of $5 million. The issuer is current on all terms, has sufficient liquidity to service current debt obligation and is seeking additional financing. No other single issuer of fixed maturities in these sectors has an unrealized loss of greater than $5 million.

The equity securities in an unrealized loss position as of December 31, 2004 for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single security had an unrealized loss greater than $2 million.

The scheduled maturity distribution of fixed maturities as of December 31, 2004 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value
Due one year or less	$2,026	$2,040
Due after one year through five years	10,450	10,749
Due after five years through ten years	11,395	11,842
Due after ten years	15,002	15,916

Subtotal	38,873	40,547
Mortgage and asset-backed	11,749	11,877

Total	$50,622	$52,424

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

As of December 31, 2004, $6,615 million of our investments (excluding mortgage and asset-backed securities) are subject to certain call provisions.

As of December 31, 2004, securities issued by finance and insurance, utilities and energy and consumer—non cyclical industry groups represented approximately 29%, 20% and 12% of our domestic and foreign corporate fixed maturities portfolio, respectively. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2004, we did not hold any fixed maturities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ interest.

As of December 31, 2004 and 2003, $271 million and $203 million, respectively, of securities are on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

The Securities Valuation Office of the National Association of Insurance Commissioners (NAIC) evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

The following table presents our fixed maturities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturities generally are not rated by the NAIC and are shown based upon the equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain fixed maturities, primarily non-U.S. fixed maturities, are not rated by the NAIC or the Nationally Recognized Statistical Rating Organizations and are so designated. The following table sets forth NAIC Ratings by amortized cost or cost as of December 31:

		2004			2003
NAIC Rating	Rating Agency Equivalent Designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$34,111	$35,136	67%	$39,124	$40,600	62%
2	Baa	13,434	14,112	27%	19,048	20,220	31%
3	Ba	1,913	2,020	4%	2,520	2,624	4%
4	B	844	853	2%	1,257	1,207	2%
5	Caa and lower	185	166	—	487	449	1%
6	In or near default	57	58	—	189	190	—
Not rated	Not rated	78	79	—	191	195	—

	Total fixed maturities	$50,622	$52,424	100%	$62,816	$65,485	100%

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

(c) Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of mortgage loans is original cost net of prepayments and amortization.

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2004		2003
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$1,822	30%	$2,024	33%
Industrial	1,797	30%	1,812	30%
Retail	1,574	26%	1,500	25%
Apartments	650	11%	573	9%
Mixed use/other	208	3%	205	3%

Total	$6,051	100%	$6,114	100%

Geographic Region
Pacific	$1,796	30%	$1,867	31%
South Atlantic	1,239	20%	1,194	20%
Middle Atlantic	953	16%	932	15%
East North Central	682	11%	771	12%
Mountain	463	8%	478	8%
West South Central	306	5%	288	5%
West North Central	252	4%	271	4%
East South Central	225	4%	226	4%
New England	135	2%	87	1%

Total	$6,051	100%	$6,114	100%

We are committed to fund $254 million and $56 million as of December 31, 2004 and 2003, respectively, in U.S. mortgage loans, which will be held for investment purposes.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to our commercial loans.

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2004 and 2003) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($7 million and $5 million, as of December 31, 2004 and 2003, respectively).

Average investment in impaired loans during 2004, 2003 and 2002 is $3 million, $5 million and $7 million, respectively, and interest income recognized on these loans while they were considered impaired is $1 million in each of the three years.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(6) Investments (Continued)

The following table presents the activity in the allowance for losses during the years ended December 31:

(Dollar amounts in millions)	2004	2003	2002
Balance as of January 1	$50	$45	$58
Provision charged to operations	7	8	10
Amounts written off, net of recoveries	(5)	(3)	(23)

Balance as of December 31	$52	$50	$45

(7) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Dollar amounts in millions)	2004	2003	2002
Unamortized balance as of January 1	$6,073	$5,386	$4,452
Amounts transferred in connection with our corporate reorganization	(1,004)	—	—
Impact of foreign currency translation	91	111	88
Costs deferred	1,047	1,758	1,906
Amortization	(1,001)	(1,182)	(1,060)

Unamortized balance as of December 31	5,206	6,073	5,386
Accumulated effect of net unrealized investment gains	(186)	(285)	(54)

Balance as of December 31	$5,020	$5,788	$5,332

(8) Intangible Assets

The following table presents our intangible assets as of December 31:

	2004		2003
(Dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$2,028	$(1,347)	$2,761	$(1,610)
Capitalized software	205	(130)	214	(121)
Deferred sales inducements to contractholders	15	(1)	—	—
Other	38	(28)	329	(227)

Total	$2,286	$(1,506)	$3,304	$(1,958)

Amortization expense related to intangible assets for the twelve months ended December 31, 2004, 2003 and 2002 is $153 million, $169 million and $161 million, respectively. Intangible assets with a gross carrying amount of $1,040 million and accumulated amortization of $(605) million were transferred in connection with our corporate reorganization.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(8) Intangible Assets (Continued)

Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Dollar amounts in millions)	2004	2003	2002
Unamortized balance as of January 1	$1,254	$1,349	$1,460
Amounts transferred in connection with corporate reorganization	(375)	—	—
Acquisitions	—	16	(20)
Impact of foreign currency translation	1	1	—
Interest accreted at 5.8%, 6.0%, 6.3%, respectively	59	78	88
Amortization	(158)	(190)	(179)

Unamortized balance as of December 31	781	1,254	1,349
Accumulated effect of net unrealized investment gains	(100)	(103)	(20)

Balance as of December 31	$681	$1,151	$1,329

The percentage of the December 31, 2004 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2005	12.0%
2006	10.0%
2007	8.7%
2008	7.5%
2009	6.0%

Amortization expenses for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expenses for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(9) Goodwill

Our goodwill balance by segment and activity is as follows:

(Dollar amounts in millions)	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Total
Balance as of January 1, 2003	$1,052	$332	$34	$284	$1,702
Acquisitions	6	5	—	—	11
Foreign exchange translation	13	—	2	—	15

Balance as of December 31, 2003	1,071	337	36	284	1,728
Acquisitions	—	9	—	—	9
Foreign exchange translation	11	—	1	—	12
Amounts transferred in connection with our corporate reorganization	—	—	—	(284)	(284)

Balance as of December 31, 2004	$1,082	$346	$37	$—	$1,465

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(10) Reinsurance

Prior to our corporate reorganization, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with other affiliates of GE. In these transactions, we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an indirect, wholly-owned subsidiary of GE, in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from Travelers Insurance Company, a subsidiary of Citigroup, Inc. (“Travelers”). Although we remain liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As part of the Reinsurance Transactions, we also assumed from UFLIC small in-force blocks of Medicare supplement insurance.

In the Reinsurance Transactions, we ceded to UFLIC the following blocks of business:

•	All of our liabilities under the in-force structured settlement annuities reflected as policyholder reserves on December 31, 2003, or reinsured by us under reinsurance agreements in effect prior to January 1, 2004. This block of business had aggregate reserves of $11.8 billion and $12.0 billion as of December 31, 2004 and December 31, 2003, respectively.

•	All of our liabilities under the in-force variable annuity contracts reflected as policyholder reserves on December 31, 2003, other than our GERA product and a limited number of variable annuity products that we no longer offer. UFLIC also assumed any benefit or expense resulting from third party reinsurance that we have on this block of business. This block of business had aggregate general account reserves of $2.7 billion and $2.8 billion as of December 31, 2004 and December 31, 2003, respectively.

•	All of our liabilities under the in-force long-term care insurance policies issued by Travelers prior to January 1, 2004 and reinsured by us. This block of business had aggregate reserves of $1.6 billion and $1.5 billion as of December 31, 2004 and December 31, 2003, respectively.

The reinsurance transactions have the effect of transferring the financial results of the reinsured blocks of business (except for Medicare supplement insurance) from us to UFLIC and the Medicare supplement insurance block of business from UFLIC to us. With respect to the long-term care insurance policies reinsured to UFLIC, we retained an interest in the future profitability of the block if it exceeds certain thresholds. We also are continuing to administer all the policies reinsured by UFLIC, and we will receive an expense allowance to reimburse us for the costs we incur to service these policies.

We transferred to UFLIC invested assets with a statutory book value (including accrued interest) equal to the amount by which the reinsurance premium exceeded the ceding commission, together with an amount equal to the cash flows on such invested assets between January 1, 2004 and May 24, 2004, the date of transfer of such invested assets. As of December 31, 2003, the fair value of the transferred invested assets was $16.0 billion, excluding separate account assets relating to variable annuities that were ceded to UFLIC. As part of these reinsurance transactions, we retained separate account assets of $7.8 billion as of December 31, 2004, attributable to the separate account portion of the variable annuity business. We will make payments with respect to that portion of the variable annuity business directly from these separate account assets.

Although we are not relieved of our primary obligations to the contractholders, the Reinsurance Transactions transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, GE Capital agreed to

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(10) Reinsurance (Continued)

maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners.

We also insure certain policy risks that are reinsured with other insurance companies to limit the amount of loss exposure. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, we do not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on our results of operations.

The maximum amount of individual ordinary life insurance normally retained by us on any one life policy is $1 million. The following table sets forth net domestic life insurance in force as of December 31:

(Dollar amounts in millions)	2004	2003	2002
Direct life insurance in force	$596,765	$553,690	$520,008
Amounts assumed from other companies	25,461	23,749	31,965
Amounts ceded to other companies	(168,885)	(170,961)	(157,898)

Net life insurance in force	$453,341	$406,478	$394,075

Percentage of amount assumed to net	6%	6%	8%

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Dollar amounts in millions)	2004	2003	2002	2004	2003	2002
Direct:
Life insurance	$2,164	$2,266	$2,654	$2,111	$2,283	$2,414
Accident and health insurance	2,715	3,212	2,583	3,313	3,311	2,547
Property and casualty insurance	157	160	109	172	156	105
Mortgage insurance	1,199	1,093	954	933	857	795

Total Direct	6,235	6,731	6,300	6,529	6,607	5,861

Assumed:
Life insurance	251	201	247	249	199	214
Accident and health insurance	560	541	519	556	543	529
Property and casualty insurance	35	57	40	53	27	51
Mortgage insurance	15	6	12	9	5	4

Total Assumed	861	805	818	867	774	798

Ceded
Life insurance	(318)	(407)	(372)	(290)	(387)	(303)
Accident and health insurance	(433)	(155)	(118)	(396)	(128)	(118)
Property and casualty insurance	(10)	(11)	(9)	(9)	(13)	(9)
Mortgage insurance	(141)	(149)	(127)	(142)	(146)	(122)

Total Ceded	(902)	(722)	(626)	(837)	(674)	(552)

Net premiums	$6,194	$6,814	$6,492	$6,559	$6,707	$6,107

Percentage of amount assumed to net				13%	12%	13%

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(10) Reinsurance (Continued)

Reinsurance recoveries recognized as a reduction of benefit expenses amounted to $1.5 billion, $809 million and $682 million during 2004, 2003 and 2002, respectively.

(11) Future Annuity and Contract Benefits

Investment Contracts

Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholder’s contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity, and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in earnings as the estimates are revised.

The following table sets forth the major assumptions underlying our recorded liabilities for future annuity and contract benefits as of December 31:

	Withdrawal assumption	Mortality/ morbidity assumption		Interest rate assumption	Future annuity and contract benefit liabilities
(Dollar amounts in millions)					2004	2003
Investment contracts	N/A	N/A		N/A	$31,994	$31,206
Limited-payment contracts	None	(a	)	3.3%-11.0%	13,408	12,655
Traditional life insurance contracts	Company Experience	(b	)	6.0%-7.5%	2,711	2,537
Universal life-type contracts	N/A	N/A		N/A	5,638	5,867
Accident and health	Company Experience	(c	)	3.0%-7.5%	10	131
Long-term care	Company Experience	(d	)	4.5%-7.0%	7,937	6,861

Total future annuity and contract benefits					$61,698	$59,257

(a)	Either the U.S Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958 and 1980 Commissioner’s Standard Ordinary Tables and (IA) Standard Table 1996 (modified).
(c)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, 1964 modified and 1987 Commissioner’s Disability Tables and company experience.
(d)	The 1983 Individual Annuitant Mortality Table or 2000 Commissioner’s Standard Ordinary Table and the 1985 National Nursing Home Study and company experience.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(12) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Dollar amounts in millions)	2004	2003	2002
Balance as of January 1	$3,207	$3,014	$2,713
Less reinsurance recoverables	(389)	(323)	(192)

Net balance as of January 1	2,818	2,691	2,521

Amounts transferred in connection with our corporate reorganization	(405)	—	—
Incurred related to insured events of:
Current year	1,964	2,200	2,401
Prior years	(59)	(73)	(193)

Total incurred	1,905	2,127	2,208

Paid related to insured events of:
Current year	(989)	(1,236)	(1,208)
Prior years	(768)	(807)	(851)

Total paid	(1,757)	(2,043)	(2,059)
Foreign currency translation	27	43	21

Net balance as of December 31	2,588	2,818	2,691

Add reinsurance recoverables	741	389	323

Balance as of December 31	$3,329	$3,207	$3,014

For each of the three years presented above, the change in prior years incurred liabilities primarily relates to positive development in claims incurred but not reported for our mortgage insurance and certain accident and health insurance businesses. In general, our insurance contracts are not subject to premiums experience adjustments as a result of prior-year effects.

(13) Benefit Plans

Essentially all of our employees participate in GE’s retirement plan (“GE Pension Plan”) and retiree health and life insurance benefit plans (“GE Retiree Benefit Plans”). The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The GE Retiree Benefit Plans provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Retirees share in the cost of healthcare benefits. The GE Pension Plan currently is in an overfunded position. Therefore, we have not been required to contribute to this plan for the three years ended December 31, 2004. Certain company employees also participate in GE’s Supplementary Pension Plan (“GE Supplementary Plan”) and other retiree benefit plans. The GE Supplementary Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees. Other retiree plans are not significant individually or in the aggregate. Our costs associated with these plans are $57 million, $54 million and $52 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Our employees participate in GE’s defined contribution savings plan that allows the employees to contribute a portion of their pay to the plan on a pre-tax basis. GE matches 50% of these contributions up to 7% of the employee’s pay. Our costs associated with these plans are $12 million, $14 million and $15 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(13) Benefit Plans (Continued)

We also provide health and life insurance benefits to our employees through the GE Company’s benefit program, as well as through plans sponsored by other affiliates. Our costs associated with these plans are $39 million, $41 million and $45 million for the years ended December 31, 2004, 2003 and 2002, respectively. We reimburse GE monthly for our share of the plan costs.

Effective as of the date that GE ceases to own more than 50% of our outstanding common stock, our applicable employees will cease to participate in the GE plans and will participate in employee benefit plans established and maintained by us. For non-U.S. employees, this date may be delayed, by mutual agreement between GE and us, for up to six months following the date that GE ceases to own more than 50% of our outstanding common stock.

(14) Borrowings

(a) Short-Term Borrowings

Total short-term borrowings as of December 31:

(Dollar amounts in millions)	2004	2003
Commercial paper	$499	$1,691
Current portion of long-term borrowings	—	—
Canadian Tax Matters Agreement	60	—
Short-term line of credit with GE Capital	—	548

Total	$559	$2,239

Short-term Credit Facility

In connection with our IPO, we entered into a $2.4 billion 180-day credit facility with a syndicate of banks. We borrowed the entire amount available under that facility upon the completion of the IPO to repay a $2.4 billion note that we issued to GEFAHI in connection with our corporate reorganization. The amount borrowed under this credit facility was repaid in full with proceeds from our $1.9 billion senior notes offering and from the proceeds of the issuance of $500 million in commercial paper. Under the terms of the facility, we cannot re-borrow any amounts repaid.

Commercial Paper Facility

On June 9, 2004, we established a $1 billion commercial paper program. We issued approximately $500 million in commercial paper from that program, and we used the proceeds from that issuance for the repayment of the short-term credit facility. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity up to 364 days from the date of issue. As of December 31, 2004, the weighted average interest rate on commercial paper outstanding is 2.38% and the weighted average maturity is 37 days. As the commercial paper reprices weekly, carrying value approximates fair value at December 31, 2004 and 2003.

Revolving Credit Facilities

We have committed and unsecured credit lines of $2 billion as of December 31, 2004. These include a $1 billion five-year revolving credit facility and a $1 billion 364-day credit facility which contains a feature that allows us to extend the borrowings for one year from the date of expiration of the facility. These facilities bear interest at a variable rate based upon certain indices plus an applicable margin. Each facility requires us to

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(14) Borrowings (Continued)

maintain certain minimum levels of stockholders’ interest, excluding accumulated non-owner changes in stockholders’ interest, at the end of each fiscal quarter. As of December 31, 2004, there is no balance on either of these facilities.

The weighted average interest rate on the short-term line of credit with GE Capital as of December 31, 2003 is 1.3%.

In December 2004, GE exercised its right under the Canadian Tax Matters Agreement to direct our Canadian mortgage subsidiary to accelerate and pay CDN $74 million of deferred taxes. To fund the payment of these taxes, GE provided us with a $60 million interest-free loan, which will be repaid as our Canadian mortgage subsidiary recovers the accelerated tax by reducing its tax installments. We expect that the loan will be repaid in full by December 2005.

(b) Long-Term Borrowings

Total long-term borrowings as of December 31:

(Dollar amounts in millions)	2004	2003
1.6% Notes (Japanese Yen), due 2011	$547	$529
LIBOR Floating Rate Senior Notes, due 2007	500	—
4.75% Senior Notes, due 2009	500	—
5.75% Senior Notes, due 2014	599	—
6.50% Senior Notes, due 2034	296	—

Total	$2,442	$529

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

Yen Notes

In June 2001, GEFAHI issued ¥60.0 billion of notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We have entered in arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $491 million and bearing interest at a rate of 4.84% per annum. The notes are unsecured and mature at par in 2011. As of December 31, 2004, we had $0.7 million interest accrued relating to these notes.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(14) Borrowings (Continued)

(c) Non-recourse Funding Obligations

On July 28, 2003 and December 16, 2003, River Lake Insurance Company issued $300 million and $300 million, respectively, of non-recourse funding obligations. On December 3, 2004, River Lake Insurance Company II issued $300 million of non-recourse funding obligations. Each of these companies is a special purpose captive insurance company that is wholly owned by our subsidiary, First Colony Life Insurance Company.

The non-recourse obligations are represented by notes that bear a floating rate of interest and mature in 2033, in the case of the 2003 issuances, and 2035, in the case of the 2004 issuance. The floating rate notes have been deposited into a series of trusts that have issued money market securities. Both principal and interest payments on the money market securities are guaranteed by a third party insurance company. The holders of the notes cannot require repayment from us or any of our subsidiaries, other than River Lake Insurance Company or River Lake Insurance Company II, the direct issuers of the notes. First Colony Life Insurance Company has agreed to indemnify the issuers and the third party insurer for certain limited costs.

Interest on the principal amount of the notes accrues at a floating rate of interest determined every 28 days and is payable at the end of each 28-day period. Any payment of principal of, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

As of December 31, 2004 and 2003, $900 million and $600 million, respectively, of non-recourse funding obligations are outstanding. The weighted average yield as of December 31, 2004 and 2003 is 2.4% and 1.2%, respectively. Because the non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of December 31, 2004 and 2003.

(d) Equity Units

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

The stock purchase contract that is a component of an Equity Unit requires the holder to purchase, and us to sell, for $25, on May 16, 2007, which we refer to as the purchase contract settlement date, a number of newly issued shares of our Class A Common Stock equal to the settlement rate. If the market value of our Class A Common Stock is greater than or equal to $23.5960, the threshold appreciation price, the settlement rate will be 1.0595 shares of our Class A Common Stock. If the market value of our class A Common Stock is less than the threshold appreciation price but greater than $19.50, the reference price, the settlement rate will be a number of our Class A Common Stock equal to the stated amount of $25 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 1.2821 shares of our Class A Common Stock. Holders may settle a purchase contract anytime after May 28, 2005. Accordingly, upon settlement in the

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(14) Borrowings (Continued)

aggregate, we will receive proceeds of $600 million and issue between 25.4 million and 30.8 million new shares. We will also pay quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. During the year ended December 31, 2004 we paid $6.2 million in contract adjustment payments. We recorded the estimated present value at issuance, $37 million, of the contract adjustment payments on the stock purchase contracts as other liabilities, with an offsetting decrease in additional paid-in-capital. When we make contract adjustment payments, they are charged to other liabilities, and we accrue interest expense on the unpaid balance at the rate of 3.84% per year. The current balance is $31 million at December 31, 2004.

On May 9, 2007, the notes will be remarketed. At that time, our remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the stock purchase contracts. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the notes, as necessary, on May 10 and 11, 2007. If all remarketing attempts are unsuccessful, holders of these notes will have the right to put their notes to us for an amount equal to the principal amount of their notes, plus accrued and unpaid interest, on the purchase contract settlement date.

The equity units are reflected in diluted earnings per share using the treasury stock method, and are dilutive when the weighted-average market price of our Class A Common Stock is greater than or equal to the threshold appreciation price. During the period from the date of issuance through December 31, 2004, our weighted-average market price was less than the threshold appreciation price.

Initially, interest on the notes will be payable quarterly at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. For the year ended December 31, 2004, we incurred $13.9 million of interest expense. As of December 31, 2004, we had $2.9 million in interest accrued relating to these notes.

(e) Preferred Stock

As part of our corporate reorganization, we issued $100 million of Series A Preferred Stock to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with the IPO. As of December 31, 2004, 2,000,000 shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock and are outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. On September 1, 2004 and December 1, 2004, we paid dividends of $1.4 million and $1.3 million, respectively, which has been recorded as interest expense in the accompanying combined financial statements. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50.00 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(14) Borrowings (Continued)

(f) Liquidity

Long-term borrowings, non-recourse funding obligations, senior notes underlying equity units and preferred stock as of December 31, by maturity are as follows:

(Dollar amounts in millions)	2004
2005	$—
2006	—
2007	500
2008	—
2009 and thereafter(1)	3,542

Total	$4,042

(1)	Repayment of $900 million of non-recourse funding agreements requires regulatory approval.

Our liquidity requirements are principally met through dividends from our insurance subsidiaries, the Commercial Paper program and our revolving credit facilities. As of December 31, 2004, we have an unused credit capacity within our revolving credit facilities of $2.0 billion.

(15) Income Taxes

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions for periods after our corporate reorganization. We expect to realize tax savings from these deductions and have recorded our estimate of these tax savings on our statement of financial position as a $718 million reduction in net deferred income tax liabilities. We are obligated, pursuant to our Tax Matters Agreement with GE, to pay to GE, on an after-tax basis and subject to a cap of $640 million, 80% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. We have recorded the $389 million present value of this obligation to GE as a liability on our statement of financial position. These amounts reflect considered judgments and assessments as to the underlying assumptions and facts. However, under the Tax Matters Agreement, with certain exceptions relating to specified contingent benefits and excluding interest on payments we defer, our total payments to GE will not exceed a nominal amount of $640 million.

We recorded net interest expense of $13 million for the year ended December 31, 2004, representing the accretion at the rate of 5.72% in the discounted value of the liability under the Tax Matters Agreement with GE. We will continue to record interest expense at that rate over the 18 years for which we have scheduled payments to GE under the Tax Matters Agreement. We will also incur additional interest expense at that rate to the extent that we defer until as late as 2029 scheduled payments to GE under the Tax Matters Agreement, which we are permitted to do in the event either that we realize the future tax savings more slowly than we are scheduled to make corresponding payments to GE, or that we fail to realize them at all, and there is not a corresponding adjustment to the payment schedule under the Tax Matters Agreement.

We have recorded the $329 million difference between the $718 million benefit and the $389 million liability to GE as an increase in stockholders’ interest.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(15) Income Taxes (Continued)

The total provision (benefit) for income taxes for the years ended December 31:

(Dollar amounts in millions)	2004	2003	2002
Current federal income taxes	$1,478	$444	$441
Deferred federal income taxes	(1,194)	(103)	(76)

Total federal income taxes	284	341	365

Current state income taxes	27	(16)	(26)
Deferred state income taxes	31	(11)	21

Total state income taxes	58	(27)	(5)

Current foreign income taxes	184	48	51
Deferred foreign income taxes	(33)	51	—

Total foreign income taxes	151	99	51

Total provision for income taxes	$493	$413	$411

The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.6)	(0.6)	(0.3)
Net tax benefit related to IPO(a)	(2.9)	—	—
IRS settlement(b)	—	—	(8.5)
Tax exempt income	(2.4)	(2.8)	(2.7)
Other, net	1.0	(1.7)	(0.6)

Effective rate	30.1%	29.9%	22.9%

(a)	Tax benefit of $47 million arising from our separation from GE on May 24, 2004.
(b)	In 2002, we reached a favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts resulting in a benefit of $152 million. The benefits associated with the settlement are non-recurring.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(15) Income Taxes (Continued)

The components of the net deferred income tax liability as of December 31, are as follows:

(Dollar amounts in millions)	2004	2003
Assets:
Investments	$295	$129
Future annuity and contract benefits	422	1,394
Present value of future profits	114	—
Net unrealized losses on derivatives	—	33
Accrued commission and general expenses	111	90
Deferred tax benefits related to IPO	103	—
NOL carryforwards	18	—
Other	363	36

Gross deferred income tax assets	1,426	1,682
Valuation allowance	(46)	—

Total deferred income tax assets	1,380	1,682

Liabilities:
Net unrealized gains on investment securities	548	815
Net unrealized gains on derivatives	151	—
Present value of future profits	—	526
Deferred acquisition costs	1,028	1,631
Other	277	115

Total deferred income tax liabilities	2,004	3,087

Net deferred income tax liability	$624	$1,405

We have established a valuation allowance of $46 million for state deferred tax assets and foreign tax credits. The state deferred tax assets relate primarily to the future deductions we expect to claim as a consequence of our separation transaction and joint election with GE, while the excess foreign tax credits reflect inefficiencies in our post-IPO structure. Based on our analysis, we believe it is more likely than not that the results of future operations and implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

For tax return purposes, as of December 31, 2004, we have net operating loss carryforwards (“NOL”) that expire, if unused, in 2019 and foreign tax credit carryforwards (“FTC”) that expire, if unused, in 2014. The approximate amount of the NOL and FTC are $51 million and $7 million, respectively. The benefits of the NOL and FTC carryforwards have been recognized in our financial statements, except to the extent of the valuation allowances described above.

The $718 million reduction in deferred tax liabilities relating to our separation from GE and corresponding joint elections is included primarily in investments and present value of future profits in the table above. The other significant changes reflected in the table above relating to future annuity and contract benefits, deferred acquisition cost, present value of future profits and investment, are primarily attributable to the UFLIC reinsurance arrangements.

We have not yet completed our evaluation of whether we will repatriate foreign earnings in 2005 under the Foreign Earnings Repatriation Provision contained in the American Jobs Creation Act of 2004. We expect to

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(15) Income Taxes (Continued)

complete our analysis in the second quarter of 2005. If we do choose to repatriate, we do not anticipate an additional U.S. tax provision, as Genworth’s policy has been to provide U.S. deferred tax liabilities currently on all of its undistributed foreign earnings.

Our current income tax liability is $291 million and $222 million, as of December 31, 2004 and 2003 respectively.

(16) Supplemental Cash Flow Information

Net cash (received) paid for taxes is $(128) million, $798 million and $291 million and cash paid for interest is $282 million, $95 million and $73 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Supplemental schedule of non-cash investing and financing activities

(Dollar amounts in millions)	Year ended December 31, 2004
Excluded net assets:
Assets (net of cash of $838) excluded in our corporate reorganization	$21,873
Liabilities excluded in corporate reorganization	(20,962)

Net assets transferred to majority stockholder in connection with corporate reorganization	$911

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$600
Issuance of Series A preferred stock	100
Issuance of contingent note	550
Issuance of short-term note	2,400

Total other non-cash transactions in connection with our corporate reorganization	$3,650

Non-cash transactions subsequent to our corporate reorganization
Stock-based compensation	$29
Dividends declared not yet paid	32

Total non-cash transactions subsequent to our corporate reorganization	$61

There are no significant non-cash transactions during the years ended December 31, 2003 and 2002.

(17) Stock Compensation

We grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to employees and non-employee directors under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(17) Stock Compensation (Continued)

In the past, certain of our employees were granted awards under GE’s 1990 Long-Term Incentive Plan. In connection with the IPO and our separation from GE, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into Genworth awards. Prior to the IPO, our employees held 3,607,855 unvested GE stock options, 195,000 unvested GE SARs and 963,739 GE RSUs. In connection with the IPO, these awards were converted to 5,648,154 Genworth stock options, 305,213 Genworth SARs and 1,508,454 Genworth RSUs. The GE stock options, GE SARs and GE RSUs were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally will continue to vest over their original vesting periods. Additionally, during the year ending December 31, 2004, we granted 12,081 stock options and 98 RSUs to replace cancelled GE options and RSUs for employees transferring to our business from GE after the IPO. These additional replacement grants were made using the same conversion methodology described above, but with the conversion ratio based upon the weighted-average price of Genworth common stock divided by the weighted-average price of GE common stock for the trading day immediately prior to the transfer date. As of December 31, 2004, there were a total of 5,550,575 Genworth stock options, 305,213 Genworth SARs and 1,465,504 Genworth RSUs outstanding as a result of these replacement grants.

In connection with the IPO, we granted 9,947,500 Genworth stock options and 5,950,000 Genworth SARs to our employees. The exercise price of these options and SARs is equal to the IPO price of our common stock ($19.50), and the exercise term is ten years from the date of the grant. These options and SARs will vest in 25% annual increments commencing on the second anniversary of the date of the grant. During the year ending December 31, 2004, we granted an additional 108,250 Genworth Stock options with exercise prices ranging from $21.41 to $26.66, which equaled the closing market price on the date of grant. As of December 31, 2004, there are 9,646,000 Genworth stock options and 5,950,000 Genworth SARs outstanding from these grants.

We have recorded stock-based compensation expense in the amount of $29 million and $9 million for the years ending December 31, 2004 and 2003, respectively, related to the cost of the RSUs, SARs and stock options. Stock-based compensation expense is recognized pro rata over the awards’ respective vesting schedule.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(17) Stock Compensation (Continued)

The following table summarizes GE stock option activity related to our employees for the three years ended December 31, 2003 and for the period from January 1, 2004 through May 24, 2004.

	Shares Subject to Option	Average per share
(Shares in thousands)		Exercise Price	Market Price
Balance as of December 31, 2001	9,293	$28.71	$40.08
Options granted	1,774	27.08	27.08
Options transferred in	426	27.85	—
Options exercised	(618)	9.41	32.17
Options transferred out	(787)	25.67	—
Options terminated	(252)	38.13	—

Balance as of December 31, 2002	9,836	29.47	24.53
Options granted	258	31.53	31.53
Options transferred in	331	26.89	—
Options exercised	(906)	9.50	27.84
Options transferred out	(1,249)	31.02	—
Options terminated	(341)	37.69	—

Balance as of December 31, 2003	7,929	31.13	30.98
Options granted	43	30.03	30.03
Options transferred in	489	29.94	—
Options exercised	(358)	10.62	31.36
Options transferred out	(1,067)	31.59	—
Options terminated	(129)	36.84	—

Balance as of May 24, 2004	6,907 (1)	31.79	30.52

(1)	Represents options held by our employees immediately prior to the IPO. Of these, 3,608 were converted to 5,648 Genworth options based upon a conversion formula and 3,299 remained with GE.

The following table summarizes Genworth stock option activity related to our employees for the period May 25, 2004 through December 31, 2004.

	Shares Subject to Option	Average per share
(Shares in thousands)		Exercise Price	Market Price
Balance as of May 25, 2004	5,648	$21.94	$19.50
Options granted	10,068	19.54	19.54
Options exercised	(18)	20.65	26.23
Options terminated	(501)	20.45	—

Balance as of December 31, 2004	15,197	20.40	27.00

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(17) Stock Compensation (Continued)

The following table summarizes information about Genworth employee related stock options outstanding as of December 31, 2004:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life(1)	Average exercise price	Shares in thousands	Average exercise price
$6.80-14.11	427	1.6	$9.84	427	$9.84
16.77-18.51	1,877	7.3	17.24	677	17.17
19.45-22.67	10,778	9.2	19.76	474	22.27
23.20-27.95	1,749	5.9	27.04	1,012	26.51
28.06-36.62	366	5.7	36.00	132	35.36

	15,197	8.3	20.40	2,722	21.26

(1)	Average contractual life remaining in years

The following table contains the Genworth weighted-average grant-date fair value information for 2004 and the GE weighted-average grant-date fair value information for 2003, 2002 and 2001. Fair value is estimated using the Black-Scholes option-pricing model.

	2004	2003	2002	2001
Fair value per option	$6.66	$9.55	$7.68	$13.53
Valuation Assumptions:
Expected Option term	6.0	6.0	6.0	6.0
Expected volatility	34.2%	34.7%	33.7%	30.5%
Expected dividend yield	1.3%	2.5%	2.7%	1.6%
Risk-free interest rate	3.5%	3.5%	3.5%	4.9%

(18) Related Party Transactions

Prior to the IPO, GE provided a variety of products and services to us, and we provided a variety of products and services to GE. The services we received from GE included:

•	customer service, transaction processing and a variety of functional support services provided by GE Capital International Services, or GECIS;

•	employee benefit processing and payroll administration;

•	employee training programs, including access to GE training courses;

•	insurance coverage under the GE insurance program;

•	information systems, network and related services;

•	leases for vehicles, equipment and facilities; and

•	other financial advisory services such as tax consulting, capital markets services, research and development activities, and trademark licenses.

Our total expense for these services is $65 million, $87 million and $74 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also receive investment management and related

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(18) Related Party Transactions (Continued)

administrative services provided by GEAM, for which we incurred expenses of $33 million, $61 million and $39 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain of our insurance subsidiaries are parties to investment management and services agreements with GEAM and GE Asset Management Limited (“GEAML”), each a GE-owned provider of investment management services. We have agreed to pay GEAM or GEAML, as applicable, a quarterly management fee for these services equal to a percentage of the value of the assets under management. The percentage is established annually by agreement between GEAM or GEAML and us and is intended to reflect the cost to GEAM or GEAML of providing its services, and, for the agreements with GEAML, a premium of 5%.

In addition, we have recorded our allocated share of GE’s corporate overhead for certain services provided to us, which are not specifically billed to us, including public relations, investor relations, treasury, and internal audit services in the amount of $14 million, $50 million and $49 million for the years ended December 31, 2004, 2003 and 2002, respectively. We have also recorded expenses associated with GE stock option and restricted stock unit grants in the amount of $2 million, $9 million and $6 million for the years ended December 31, 2004, 2003 and 2002, respectively, as described in note 17. These amounts will not be paid to GE and have been recorded as a capital contribution in each year.

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

We entered into a transition services agreement with GE in connection with the IPO to provide each other, on a transitional basis, certain administrative and support services and other assistance in the U.S. consistent with the services provided before the separation. To comply with European regulatory requirements, we entered into a separate transition services agreement relating to transition services in Europe with respect to our payment protection insurance business. The types of services to be provided under the European transition services agreement are substantially similar to the services to be provided under the U.S. transition services agreement. Pursuant to the Transition Services Agreement, we provide GE various services related to the businesses not transferred to us that had received services from GEFAHI prior to the separation, including information systems and network services, legal services and sourcing support. GE will provide services to us, including:

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(18) Related Party Transactions (Continued)

As part of the Transition Services Agreement, GE has agreed to pay us an aggregate of $40 million in equal quarterly installments during each of the first two years following our corporate reorganization for the provision of transition services to GE. During the period from May 25, 2004 to December 31, 2004 GE paid us $23 million associated with the Transition Services Agreement. Prior to our corporate reorganization, GE paid us $17 million for corporate overhead related to companies that were not transferred to us as part of the corporate reorganization.

We entered into the Tax Matters Agreement in connection with the IPO. The Tax Matters Agreement, among other things, governs our continuing tax sharing arrangements with GE relating to pre-separation periods, and also allocates responsibility and benefits associated with the elections made in connection with our separation from GE. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes. (See note 15.)

We have entered into certain insurance transactions with affiliates of GE. During each of 2004, 2003 and 2002 we collected $25 million, $24 million and $20 million, respectively, of premiums from various GE affiliates for long-term care insurance provided to employees of such affiliates. We have also reinsured some of the risks of our insurance policies with affiliates, and paid premiums of $39 million, $56 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively, to Employers Reassurance Company and ERC Life Reinsurance Company (an affiliate until December 2003), and $100 million and $94 million to GE Pension Limited in 2003 and 2002, respectively.

We entered into three liability and portfolio management agreements with affiliates of GE, effective January 1, 2004. Pursuant to two of these agreements, we will manage a pool of municipal guaranteed investment contracts and we have agreed to originate guaranteed investment contract liabilities, and advise the issuing company as to the investment of these assets that support these liabilities and administer these assets. Under each of these agreements, we receive a market rate based administration fee based on the program size.

The third agreement is with another GE affiliate. Under this agreement we agreed to provide liability management and other services related to origination and issuance of guaranteed investment contracts or similar liabilities. We will receive an annual management fee calculated using a market rate based on the book value of the investment contracts based on pricing arrangements that will vary depending on the maturities of the contracts. We also receive reimbursement of operating expenses under each of the liability and portfolio management agreements.

We have also entered into several significant reinsurance transactions with UFLIC as part of our corporate re-organization. (See note 10.)

We distribute some of our products through affiliates. We distribute our payment protection insurance, in part, through arrangements with GE’s consumer finance division and other GE entities, for which we have received gross written premiums of $380 million, $293 million and $218 million during 2004, 2003 and 2002, respectively. We have also reinsured lease obligation insurance and credit insurance marketed by GE’s consumer finance division and other GE entities, for which we received premiums of $40 million, $94 million and $105 million during 2004, 2003 and 2002.

We sold to GE Mortgage Services, an affiliate of GE, properties acquired through claim settlement in our U.S. mortgage insurance business at a price equal to the product of the property’s fair value and an agreed upon

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(18) Related Party Transactions (Continued)

price factor. Under these arrangements, we received proceeds of $3 million, $9 million and $13 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2003, we had several notes receivable from various GE affiliates in the aggregate amount of $209 million. These notes were not transferred to us in our corporate reorganization, and there are no notes receivable from GE affiliates as of December 31, 2004.

As of December 31, 2003, we had approximately €2 million ($2 million), respectively, of notes payable to various GE affiliates, which were paid during 2004.

As of December 31, 2004 and 2003, we have operating receivables of $21 million and $254 million, respectively, and payables of $318 million and $673 million, respectively, with certain affiliated companies.

As of December 31, 2003, we held $47 million of commercial paper issued by GE Capital.

As of December 31, 2003, we had a line of credit with GE that had an aggregate borrowing limit of $2.5 billion. There was an outstanding balance of $548 million as of December 31, 2003, which was paid off in connection with our corporate reorganization. Outstanding borrowings under this line of credit bore interest at the three-month U.S.$ London Interbank Offered Rate (“LIBOR”) plus 25 basis points. Interest expense under this line of credit is $4 million, $1 million and $8 million for the years ended December 31, 2004, 2003, and 2003, respectively.

We, along with GE Capital, were participants in a revolving credit agreement that involves an international cash pooling arrangement on behalf of a number of GE subsidiaries in Europe, including some of our European subsidiaries. In these roles, either participant could make short-term loans to the other as part of the cash pooling arrangement. Each such borrowing was repayable upon demand, but not to exceed 364 days. This unsecured line of credit had an interest rate per annum equal to GE Capital Services’ cost of funds for the currency in which such borrowing was denominated. This credit facility had an annual term, but was automatically extended for successive terms of one year each, unless terminated in accordance with the terms of the agreement. We had a net receivable of $9 million under this credit facility as of December 31, 2003. The credit facility was terminated in connection with our corporate reorganization.

GE Capital guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of December 31, 2004, GE Capital’s guarantee covered $1.4 billion of outstanding floating-rate funding agreements.

GE Capital from time to time provides guarantees and other support arrangements on our behalf, including performance guarantees and support agreements relating to securitization and comfort letters provided to government agencies. We have not incurred any charges for the provision of these guarantees and other support arrangements.

As part of the consideration for the assets transferred to us in connection with our corporate reorganization, we issued to GEFAHI a $550 million Contingent Note. The Contingent Note was a non-interest-bearing, general unsecured obligation of our company and was subordinated in right of payment to all of our existing and future senior indebtedness. We were required to repay the Contingent Note solely to the extent that statutory contingency reserves from our U.S. mortgage insurance business in excess of $150 million were released and paid to us as a dividend. The release of these reserves and payment of the dividend were subject to statutory

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(18) Related Party Transactions (Continued)

limitations, regulatory approvals and other conditions. In July 2004, we amended the Contingent Note to provide that we were required to use reasonable best efforts to achieve the satisfaction of such conditions and to repay the Contingent Note by December 31, 2004. We received from GEFAHI a payment of less than $1 million to reimburse us for costs in consideration of that effort. On December 23, 2004, all conditions to the release of statutory contingency reserves from our U.S. mortgage insurance business and the payment of a dividend by that business to us were satisfied. As a result, on December 23, 2004, our U.S. mortgage insurance business paid a $700 million dividend to us, and we repaid the Contingent Note in full.

In December 2004, we entered into a Consideration Agreement with GE Capital International (Mauritius) (“GECIM”), a subsidiary of GE. The Consideration Agreement set forth the terms in which we participated in GE’s sale of its global outsourcing business. Pursuant to the Consideration Agreement, upon the closing of the sale we received consideration of $40 million from GECIM related to our waiver of certain contractual rights and entered into an Outsourcing Services Amendment Agreement (“Service Agreement”) with Gecis International Holdings, Luxembourg, Swiss Branch Zug, a Luxembourg company. The consideration of $40 million is included in policy fees and other income on the statement of earnings as a result of our waiver of contractual rights under the Service Agreement. We also agreed to purchase a minimum volume of services, at market rates, during an eight-year period. Our minimum volume commitment during the each of the first five years of the service agreement will be $24 million, and our minimum volume commitment during the sixth, seventh and eighth years will be $18 million, $12 million and $6 million, respectively.

(19) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying combined financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The basis on which we estimate fair value is as follows:

Mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Policy Loans. Based on carrying value, which approximates fair value.

Other financial instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

Borrowings, non-recourse funding obligations, senior notes underlying equity units. Based on market quotes or comparables.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(19) Fair Value of Financial Instruments (Continued)

Investment contract benefits. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Insurance—credit life. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

Insurance—mortgage. Based on carrying value, which approximates fair value.

Preferred Stock. Based on carrying value, which approximates fair value.

The following represents the fair value of financial assets and liabilities as of December 31:

	2004					2003
(Dollar amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Mortgage loans	$	(a	)	$6,051	$6,348	$	(a	)	$6,114	$6,414
Policy loans		(a	)	1,224	1,224		(a	)	1,105	1,105
Other financial instruments		(a	)	124	124		(a	)	34	34
Liabilities:
Borrowings and related instruments(b):
Borrowings		(a	)	3,001	3,084		(a	)	2,768	2,754
Non-recourse funding obligations		(a	)	900	900		(a	)	600	600
Equity units		(a	)	631	778		(a	)	—	—
Preferred stock		(a	)	100	100		(a	)	—	—
Investment contract benefits		(a	)	31,994	32,081		(a	)	31,206	31,013
Insurance—credit life		27,591		1,901	1,901		11,321		2,249	2,249
Performance guarantees, principally letters of credit		119		—	—		119		—	—
Insurance—mortgage		85,711		1,891	1,891		70,300		1,556	1,556
Other firm commitments:
Ordinary course of business lending commitments		254		—	—		56		—	—
Commitments to fund limited partnerships		20		—	—		41		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 14.

The paragraphs that follow provide additional information about derivatives and hedging relationships.

The nature of our business activities necessarily involves management of various financial and market risks, including those related to changes in interest rates, currency exchange rates and fluctuations in values of equity market indices. We use derivative financial instruments to mitigate or eliminate certain of those risks.

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(19) Fair Value of Financial Instruments (Continued)

hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. If a hedged relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value of the derivative, are recognized in earnings.

A reconciliation of current period changes for the years ended December 31, 2004 and 2003, net of applicable income taxes in the separate component of stockholders’ interest labeled “derivatives qualifying as hedges”, follows:

(Dollar amounts in millions)	2004	2003
Derivatives qualifying as effective accounting hedges as of January 1	$(5)	$(98)
Current period increases in fair value, net of deferred taxes	188	37
Reclassification to net earnings, net of deferred taxes	(10)	20
Transferred to majority stockholder in connection with our corporate reorganization, net of deferred taxes	95	—
Reclassification adjustment from discontinued operations, net of deferred taxes	—	36

Balance as of December 31	$268	$(5)

Derivatives and Hedging. Our business activities routinely deal with fluctuations in interest rates, currency exchange rates and other asset prices. We follow strict policies for managing each of these risks, including prohibition on derivatives market-making, speculative derivatives trading or other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

Cash flow hedges. Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we may borrow funds at a variable rate of interest. If we need these funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, we may contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an “interest rate swap”). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is highly effective in offsetting variable rates in the borrowing, changes in its fair value are recorded in a separate component of accumulated non-owner changes in stockholders’ interest and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

We use currency swaps and forwards as well as forward starting interest rate swaps to optimize investment returns and borrowing costs. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

As of December 31, 2004, amounts related to derivatives qualifying as cash flow hedges resulted in an increase of stockholders’ interest of $188 million, net of tax, of which $10 million is expected to be transferred to net earnings in 2005 as the derivatives and their underlying investments expire or mature according to their original terms, along with the earnings effects of the related forecast transactions in 2004.

Fair value hedges. Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we often purchase assets that pay a fixed

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(19) Fair Value of Financial Instruments (Continued)

rate of interest. If these assets are purchased to support fixed rate liabilities, there is consistency in the interest rate exposure of both. Therefore changes in fair value of the assets and liabilities generally will offset and no additional hedges are necessary. However, if the assets are purchased to support floating rate liabilities, there will be a mismatch between them and we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a floating rate of interest (an “interest rate swap”). This swap will then be designated as a fair value hedge of the asset purchased. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in net earnings and are offset by corresponding changes in the fair value of the hedged item attributable to the risk being hedged.

Derivatives not designated as hedges. Specific criteria must be met in order to apply any of the above forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We will also occasionally receive derivatives in the ordinary course of business. Derivatives that do not qualify for hedge accounting are marked to market through net earnings.

We use option contracts as an economic hedge of changes in interest rates and equity prices on certain types of liabilities. Although these instruments are considered to be derivatives under SFAS 133, our economic risk is similar to, and managed on the same basis as other financial instruments that we hold. Equity options are used to economically hedge price changes in equity indexed annuity liabilities.

Earnings effects of derivatives. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items for the year ended December 31, 2004 are shown in the following table as “Amounts excluded from the measure of effectiveness.”

(Dollar amounts in millions)	Cash flow hedges	Fair value hedges
Ineffectiveness	$—	$1
Amounts excluded from the measure of effectiveness	$3	$—

As of December 31, 2004, the fair value of derivatives in a gain position and recorded in Other invested assets is $442 million and the fair value of derivatives in a loss position and recorded in Other liabilities is $46 million.

Counterparty credit risk. The risk that counterparties to derivative contracts will be financially unable to make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net gains and losses for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits (see table below) in terms of amounts they owe us, typically as a result of changes in market conditions, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are required to be executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below “A3” by Moody’s or “A-” by S&P. If the downgrade provisions had been

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(19) Fair Value of Financial Instruments (Continued)

triggered as of December 31, 2004, we could have been required to disburse up to $5 million and claim up to $245 million from counterparties. This represents the net fair value of losses and gains by counterparty, less $156 million of collateral held. As of December 31, 2004, 2003 and 2002, gross fair value gains are $442 million, $252 million and $278 million, respectively. As of December 31, 2004, 2003 and 2002, gross fair value losses are $46 million, $281 million and $275 million, respectively.

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A3” by Moody’s and “A-” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of December 31, 2004, we retained collateral of $164 million related to these agreements. We did not retain any collateral related to these agreements in 2003. Our policy further requires foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1” and the credit limit for these transactions is $150 million per counterparty.

Credit Rating
Counterparty credit criteria	Moody’s	Standard & Poor’s
Term of transaction
Up to five years	Aa3	AA-
Greater than five years	Aaa	AAA
Credit exposure limit without collateral (1)
Up to $50 million	Aa3	AA-
Up to $75 million	Aaa	AAA
Credit exposure limit with collateral (1)
Up to $5 million	A3	A-
Up to $50 million	Aa3	AA-
Up to $100 million	Aaa	AAA
(1)	Credit exposure limits noted in this table are set by GE Capital and apply in the aggregate to all companies that are consolidated into GE Capital.

The following table sets forth our positions in derivative instruments as of the dates indicated:

	December 31,
	2004		2003
(Dollar amounts in millions)	Notional value	% of total	Notional value	% of total
Interest rate swaps	$8,185	89%	$9,960	86%
Foreign currency swaps	542	6%	697	6%
Equity index options	459	5%	457	4%
Foreign exchange contracts	27	—	30	—
Swaptions	—	—	474	4%

Total	$9,213	100%	$11,618	100%

(20) Securitization Entities

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital-sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(20) Securitization Entities (Continued)

considers the relative risks and returns of our alternatives and predominately uses GE Capital-sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

Assets in entities that were either sponsored by GE Capital or to which GE Capital provided financial support were $1.7 billion and $1.9 billion at December 31, 2004 and 2003, respectively. Of the total, $0.9 billion and $1.1 billion are held by entities that are consolidated and $0.8 billion remain off balance sheet in 2004 and 2003. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As of December 31, 2004 and 2003, assets in these entities, which are QSPEs, are $1.6 billion. We recognized gains of $0, $43 million and $29 million for 2004, 2003 and 2002, respectively, relating to the securitization of certain financial assets. An analysis of total “securitized assets” as of December 31 is as follows:

(Dollar amounts in millions)	2004	2003
Receivables secured by:
Commercial mortgage loans	$1,136	$1,246
Fixed maturities	504	639
Other assets	804	865

Total securitized assets	$2,444	$2,750

Consolidated assets held by securitization entities	$884	$1,134
Off-balance sheet:
Sponsored and supported	780	800
Other	780	816

Total securitized assets	$2,444	$2,750

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations, or liquidity. Financial support for certain SPE’s is provided under credit support agreements, in which we provide limited recourse for a maximum of $119 million of credit losses. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We record liabilities for such guarantees based on our best estimate of probable losses. To date, we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

The following table summarizes the current balance of assets sold to Qualified Special Purposes Entities (“QSPE’s”) as of December 31:

(Dollar amounts in millions)	2004	2003
Assets—collateralized by:
Commercial mortgage loans	$780	$816
Other receivables	780	800

Total assets	$1,560	$1,616

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(20) Securitization Entities (Continued)

Sales of securitized assets to QSPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our combined financial statements related to sales to QSPEs as of December 31 are as follows:

	2004		2003
(Dollar amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$136	$179	$143	$171
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$136	$179	$143	$171

Retained interests. In certain securitization transactions, we retain an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks. When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions.

Servicing assets. Following a securitization transaction, we retain the responsibility for servicing the receivables, and, as such, are entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There are no servicing assets nor liabilities recorded as the benefits of servicing the assets are adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in special purpose entities. We provide for expected credit losses under these agreements and such amounts approximate fair value.

The following table summarizes the assets and liabilities associated with these consolidated entities, which are included in our Corporate and Other segment for reporting purposes, as of December 31:

(Dollar amounts in millions)	2004	2003
Assets
Restricted investments held by securitization entities	$860	$1,069
Other assets	24	65

Total(a)	$884	$1,134

Liabilities
Borrowings related to securitization entities	$849	$1,018
Other liabilities	3	59

Total	$852	$1,077

(a)	Includes $31 million and $51 million of former retained interests in securitized assets as of December 31, 2004 and 2003, respectively, that are consolidated.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(20) Securitization Entities (Continued)

As of December 31, 2004 and 2003, restricted investments held by securitization entities consisted of $504 million and $639 million, respectively, of fixed maturities and $356 million and $430 million, respectively, of commercial mortgage loans. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities. In addition, as of December 31, 2004 and 2003, the borrowings related to securitization entities consisted of $505 million and $608 million, respectively, at a fixed interest rate of 5.528% due June 2025 and $344 million and $410 million, respectively, at a fixed rate of 6.0175% due October 2023. These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

As of December 31, 2004 and 2003, the amortized cost, gross unrealized gains and losses, and estimated fair value of our restricted fixed maturities held by securitization entities are as follows:

2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. corporate	$473	$3	$(27)	$449
Public utilities	20	—	(2)	18
Mortgage and asset-backed	31	7	(1)	37

Total restricted fixed maturities	$524	$10	$(30)	$504

2003	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. corporate	$574	$18	$(21)	$571
Public utilities	21	—	—	21
Mortgage and asset-backed	44	4	(1)	47

Total restricted fixed maturities	$639	$22	$(22)	$639

The scheduled maturity distribution of these restricted fixed maturities as of December 31, 2004 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost	Estimated fair value
Due 2005	$122	$117
Due 2006-2009	189	186
Due 2010-2014	140	130
Due 2015 and later	42	34

Subtotal	493	467
Mortgage and asset-backed	31	37

Total restricted fixed maturities	$524	$504

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(20) Securitization Entities (Continued)

The following table presents our restricted fixed maturities by NAIC designations or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprised as of December 31:

NAIC Rating	Rating Agency Equivalent Designation	2004			2003
		Amortized cost or cost	Estimated Fair Value	% of total	Amortized cost or cost	Estimated Fair Value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$210	$206	41%	$222	$224	35%
2	Baa	314	298	59%	415	413	65%
5	Caa and lower	—	—	0%	2	2	0%

	Total restricted fixed maturities	$524	$504	100%	$639	$639	100%

The following table sets forth the distribution across property type and geographic region for restricted commercial mortgage loans as of December 31:

	2004		2003
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$161	45%	$208	48%
Office	101	28%	106	25%
Industrial	50	14%	61	14%
Apartments	24	7%	28	7%
Mixed use/other	20	6%	27	6%

Total	$356	100%	$430	100%

Region
South Atlantic	$95	27%	$117	27%
Pacific	79	22%	90	21%
East North Central	46	13%	54	13%
Mountain	35	10%	42	10%
Middle Atlantic	29	8%	41	10%
East South Central	22	6%	23	5%
West North Central	21	6%	23	5%
West South Central	16	4%	25	6%
New England	13	4%	15	3%

Total	$356	100%	$430	100%

There is no allowance for losses related to these restricted commercial mortgage loans.

(21) Restrictions on Dividends

Our insurance companies are restricted by state and foreign regulations departments as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(21) Restrictions on Dividends (Continued)

affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2004, our insurance companies could pay dividends of $1,450 million to us in 2005 without obtaining regulatory approval.

(22) Supplementary Financial Data

We received from our insurance subsidiaries dividends of $2,111 million ($1,244 million of which are deemed “extraordinary”), $1,472 million ($1,400 million of which are deemed “extraordinary”) and $840 million ($375 million of which are deemed “extraordinary”), during 2004, 2003 and 2002, respectively. During 2003, we also received dividends from insurance subsidiaries related to discontinued operations of $495 million. We declared dividends of $2,093 million, of which $2,061 million were paid in 2004. We declared and paid dividends of $3,168 million to our parent during 2003. We declared dividends of $171 million during 2002 of which $107 million was paid in 2002 and $64 million was paid in 2003.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net earnings and stockholders’ interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no significant permitted accounting practices.

Combined statutory net income for our U.S. domiciled insurance subsidiaries for the years ended December 31, 2004, 2003 and 2002 is $638 million, $389 million and $26 million, respectively. The combined statutory capital and surplus and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries as of December 31, 2004 and 2003 is $6.4 billion and $7.0 billion, respectively.

The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our insurance subsidiaries. As of December 31, 2004 and 2003, each of our insurance subsidiaries exceeded the minimum required RBC levels.

For statutory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves as of December 31, 2004 for our U.S. mortgage insurance subsidiaries was approximately $2.2 billion.

(23) Operating and Geographic Segments

(a) Operating Segment Information

Prior to our corporate reorganization we conducted our operations in five business segments: (1) Protection, which includes our life insurance, long-term care insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed, variable and income

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(23) Operating and Geographic Segments (Continued)

annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; (4) Affinity, which includes life and health insurance and other financial products and services offered directly to consumers through affinity marketing arrangements with a variety of organizations, an institutional asset management business and several other small businesses that are not part of our core ongoing business; and (5) Corporate and Other, which includes net realized investment gains (losses), interest and other debt financing expenses and unallocated corporate income and expenses, as well as the results of several small, non-core businesses that are managed outside our operating segments. The lines of business and assets and liabilities of our Affinity segment were not transferred to us in our corporate reorganization, therefore the results or operations of the Affinity segment are only included in our results until May 24, 2004.

The following is a summary of segment activity as of and for the years ended December 31, 2004, 2003 and 2002:

2004	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,481	$1,094	$800	$88	$96	$6,559
Net investment income	1,224	1,996	254	26	148	3,648
Net realized investment gains	—	—	—	—	26	26
Policy fees and other income	359	271	36	104	54	824

Total revenues	6,064	3,361	1,090	218	324	11,057

Benefits and other changes in policy reserves	2,890	1,633	165	80	36	4,804
Interest credited	362	1,070	—	—	—	1,432
Underwriting acquisition and insurance expenses, net of deferrals	1,094	250	262	123	83	1,812
Amortization of deferred acquisition costs and intangibles	869	170	51	47	17	1,154
Interest expense	15	1	—	—	201	217

Total benefits and expenses	5,230	3,124	478	250	337	9,419

Earnings (loss) from continuing operations before income taxes	834	237	612	(32)	(13)	1,638
Provision (benefit) for income taxes	306	84	186	(18)	(65)	493

Net earnings (loss) from continuing operations	528	153	426	(14)	52	1,145

Total assets	$31,806	$56,610	$6,428	$—	$9,034	$103,878

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(23) Operating and Geographic Segments (Continued)

2003	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,588	$1,049	$716	$244	$110	$6,707
Net investment income	1,199	2,511	218	62	61	4,051
Net realized investment gains	—	—	—	—	10	10
Policy fees and other income	356	243	48	260	8	915

Total revenues	6,143	3,803	982	566	189	11,683

Benefits and other changes in policy reserves	2,997	1,886	115	196	76	5,270
Interest credited	365	1,259	—	—	—	1,624
Underwriting acquisition and insurance expenses, net of deferrals	1,019	239	299	244	115	1,916
Amortization of deferred acquisition costs and intangibles	1,001	190	37	105	18	1,351
Interest expense	3	—	—	—	137	140

Total benefits and expenses	5,385	3,574	451	545	346	10,301

Earnings (loss) from continuing operations before income taxes	758	229	531	21	(157)	1,382
Provision (benefit) for income taxes	271	78	162	5	(103)	413

Net earnings (loss) from continuing operations	$487	$151	$369	$16	$(54)	$969

Total assets	$29,254	$55,614	$6,110	$2,315	$10,138	$103,431

2002	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,088	$991	$677	$247	$104	$6,107
Net investment income (losses)	1,136	2,522	231	70	20	3,979
Net realized investment gains	—	—	—	—	204	204
Policy fees and other income	381	243	38	271	6	939

Total revenues	5,605	3,756	946	588	334	11,229

Benefits and other changes in policy reserves	2,630	1,769	46	180	15	4,640
Interest credited	362	1,283	—	—	—	1,645
Underwriting acquisition and insurance expenses, net of deferrals	930	221	233	312	112	1,808
Amortization of deferred acquisition costs and intangibles	846	210	39	116	10	1,221
Interest expense	—	—	—	—	124	124

Total benefits and expenses	4,768	3,483	318	608	261	9,438

Earnings from continuing operations before income taxes	837	273	628	(20)	73	1,791
Provision (benefit) for income taxes	283	87	177	(17)	(119)	411

Net earnings from continuing operations	$554	$186	$451	$(3)	$192	$1,380

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(23) Operating and Geographic Segments (Continued)

(b) Revenues of Major Product Groups

(Dollar amounts in millions)	2004	2003	2002
Long-term care insurance	$2,311	$2,408	$2,087
Payment protection insurance	1,549	1,615	1,372
Life insurance	1,518	1,443	1,432
Group life and health insurance	686	677	714

Total Protection segment revenues	6,064	6,143	5,605

Spread-based products	3,044	3,468	3,447
Fee-based products	317	335	309

Total Retirement Income and Investments segment revenues	3,361	3,803	3,756

U.S. mortgage insurance	609	665	750
International mortgage insurance	481	317	196

Total Mortgage Insurance segment revenues	1,090	982	946

Affinity segment revenues	218	566	588

Corporate and Other segment revenues	324	189	334

Total revenues	$11,057	$11,683	$11,229

(c) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of and for the years ended December 31, 2004, 2003 and 2002.

2004	United States	International	Total
(Dollar amounts in millions)
Total revenues	$8,902	$2,155	$11,057

Net earnings from continuing operations before accounting change	$818	$327	$1,145

Total assets	$96,450	$7,428	$103,878

2003
Total revenues	$9,632	$2,051	$11,683

Net earnings from continuing operations before accounting change	$717	$252	$969

Total assets	$96,452	$6,979	$103,431

2002
Total revenues	$9,622	$1,607	$11,229

Net earnings from continuing operations before accounting change	$1,217	$163	$1,380

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(24) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2004 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$3,024	$2,921	$2,470	$2,642

Total benefits and expenses	$2,647	$2,482	$2,063	$2,227

Net earnings from continuing operations before accounting change	$260	$268	$271	$346
Gain on sale of discontinued operations, net of taxes	7	—	—	—
Cumulative effect of accounting change, net of taxes	5	—	—	—

Net earnings	$272	$268	$271	$346

Pro forma earnings per share:
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.53	$0.55	$0.55	$0.71
Gain on sale of discontinued operations, net of taxes	0.01	—	—	—
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Basic earnings per common share	$0.56	$0.55	$0.55	$0.71

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.53	$0.55	$0.55	$0.70
Gain on sale of discontinued operations, net of taxes	0.01	—	—	—
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Diluted earnings per share	$0.56	$0.55	$0.55	$0.70

Shares outstanding:
Basic	489.5	489.5	489.6	489.6
Diluted	489.5	490.1	490.4	492.4

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(24) Quarterly Results of Operations (unaudited) (Continued)

Our unaudited quarterly results of operations for the year ended December 31, 2003 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$2,834	$2,867	$2,916	$3,066

Total benefits and expenses	$2,480	$2,473	$2,593	$2,755

Net earnings from continuing operations before accounting change	$254	$265	$230	$220
Net earnings from discontinued operations, net of taxes	77	99	10	—
Loss on sale of discontinued operations, net of taxes	—	—	(67)	(7)

Net earnings	$331	$364	$173	$213

Earnings per share:
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.52	$0.54	$0.47	$0.45
Net earnings from discontinued operations, net of taxes	0.16	0.20	0.02	—
Loss on sale of discontinued operations, net of taxes	—	—	(0.14)	(0.01)

Basic earnings per common share	$0.68	$0.74	$0.35	$0.44

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.52	$0.54	$0.47	$0.45
Net earnings from discontinued operations, net of taxes	0.16	0.20	0.02	—
Loss on sale of discontinued operations, net of taxes	—	—	(0.14)	(0.01)

Diluted earnings per common share	$0.68	$0.74	$0.35	$0.44

Shares outstanding:
Basic	489.5	489.5	489.5	489.5
Diluted	489.5	489.5	489.5	489.5

(25) Litigation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(25) Litigation (Continued)

and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

One of our insurance subsidiaries is named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies from that subsidiary and alleges improper practices in connection with the sale and administration of universal life policies. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis with respect to the insurance subsidiary named in the lawsuit. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 500 policies from the class action settlement. At that time, we accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. We cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the six pending lawsuits, on our financial condition or results of operations.

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the Fair Credit Reporting Act (“FCRA”) requires an “adverse action” notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” In the Karwo case, the codefendant, CitiMortgage, filed a motion to dismiss, which was recently denied. Similar cases were filed against six other mortgage insurers. In two of those cases, both in the Middle District of Florida, the judges have denied motions for class certification. A motion for reconsideration has been filed in one of these cases and the other was dismissed following a settlement with the named plaintiff. We intend to defend vigorously against these actions, but we cannot predict their outcome.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting. This attestation report appears below.

/s/ Michael D. Fraizer

Michael D. Fraizer

Chairman, President and

Chief Executive Officer

/s/ Richard P. McKenney

Richard P. McKenney

Senior Vice President –

Chief Financial Officer

February 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that Genworth Financial, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genworth Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Genworth Financial, Inc. as of December 31, 2004 and 2003, and the related statements of earnings, stockholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 11, 2005 expressed an unqualified opinion on those financial statements.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, variable interest entities in 2003, and goodwill and other intangible assets in 2002.

/s/    KPMG LLP

Richmond, Virginia

February 11, 2005

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	46	Chairman, President and Chief Executive Officer
Thomas H. Mann	54	President and Chief Executive Officer—Mortgage Insurance
Pamela S. Schutz	50	President and Chief Executive Officer—Retirement Income and Investments
George R. Zippel	45	President and Chief Executive Officer—Protection
K. Rone Baldwin	46	Senior Vice President—Employee Benefits Group
Mark W. Griffin	46	Senior Vice President—Chief Risk Officer
Michael S. Laming	53	Senior Vice President—Human Resources
Scott J. McKay	43	Senior Vice President—Operations & Quality and Chief Information Officer
Richard P. McKenney	36	Senior Vice President—Chief Financial Officer
Victor C. Moses	57	Senior Vice President—Chief Actuary
Joseph J. Pehota	43	Senior Vice President—Business Development
Jean S. Peters	53	Senior Vice President—Investor Relations and Corporate Communications
Leon E. Roday	51	Senior Vice President—General Counsel and Secretary
William R. Wright, Jr.	52	Senior Vice President—Chief Investment Officer
Frank J. Borelli	69	Director
Elizabeth J. Comstock	44	Director
Pamela Daley	52	Director
Dennis D. Dammerman	59	Director
J. Robert Kerrey	61	Director
David R. Nissen	53	Director
James A. Parke	59	Director
Thomas B. Wheeler	68	Director

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer has been our Chairman, President and Chief Executive Officer since the completion of the IPO and prior to the IPO was a Vice President of GE since December 1995 and a Senior Vice President of GE since June 2000. Mr. Fraizer was Chairman of the Board of GEFAHI from November 1996 to May 2004 and President and Chief Executive Officer of GEFAHI from April 1997 to June 2004. Mr. Fraizer also has been a director of GE Capital and General Electric Capital Services, Inc. Mr. Fraizer led the Consumer Savings and Insurance Group, a predecessor of GEFAHI, from February 1996 until the formation of GEFAHI in October

1996. Prior to that time, Mr. Fraizer was President and Chief Executive Officer of GE Capital Commercial Real Estate, an affiliate of our company, from July 1993 to December 1996, leading both the GE Consumer Savings and Insurance Group and GE Capital Commercial Real Estate from February to December 1996. From July 1991 to June 1993, he was Vice President—Portfolio Acquisitions and Ventures of GE Capital Commercial Real Estate. From December 1989 to June 1991, Mr. Fraizer was President and Managing Director, GE Japan, an affiliate of our company. From July 1983 to November 1989 Mr. Fraizer served in various capacities as a member of GE’s Corporate Audit Staff and Corporate Business Development after joining GE in its Financial Management Program. Mr. Fraizer received a B.A. in Political Science from Carleton College in 1980. He is a member of the board of the American Council of Life Insurers.

Thomas H. Mann has been our President and Chief Executive Officer—Mortgage Insurance since the completion of the IPO and has been President, Chief Executive Officer and a Director of General Electric Mortgage Insurance Corporation, or GE Mortgage, a subsidiary of our company, since May 1996. Prior to the IPO, he was a Vice President of GE since April 1996. From March 1990 to April 1996, Mr. Mann served as Vice President of GE Capital and General Manager of GE Capital Vendor Financial Services. Prior to that time, he served as Executive Vice President—Operations with GE Mortgage from August 1986 to March 1990. From November 1984 to August 1986, Mr. Mann served as Manager—Finance Operations at GE Capital’s Real Estate Financial Services Division, and from August 1976 to November 1984, he served in various capacities as a member of GE’s Corporate Audit Staff. Mr. Mann received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1973. He is a member of the Housing Policy Council Executive Committee, part of the Financial Services Roundtable.

Pamela S. Schutz has been our President and Chief Executive Officer—Retirement Income and Investments since the completion of the IPO and has been President and Chief Executive Officer of GE Life and Annuity Assurance Company, a subsidiary of our company, since June 1998. Prior to the IPO, she was a Vice President of GE since October 2000. From May 1997 to July 1998, Ms. Schutz served as President of The Harvest Life Insurance Company, then an affiliate of our company. Prior to that time, Ms. Schutz served in various capacities with GE Capital Commercial Real Estate from February 1978 to May 1997, attaining the position of President, GE Capital Realty Group in May 1994. Ms. Schutz received a B.A. in Urban Planning from Briarcliff College in 1976 and an M.S. in Business from American University in 1978. She is a member of the boards of the National Association of Variable Annuities and MIB Group, Inc.

George R. Zippel has been our President and Chief Executive Officer—Protection since the completion of the IPO and has been the President and Chief Executive Officer of Independent Brokerage Group, a business unit of our company, since September 1999. Prior to the IPO, he was a Vice President of GE since July 2001. From July 1997 to September 1999, he was President of GE Lighting Systems, a division of GE. Prior to that time, Mr. Zippel served in various capacities with GE Industrial Systems from July 1991 to July 1997. Prior thereto, he was a Manager of Corporate Initiatives from September 1989 to July 1991. From September 1984 to September 1989, he held various positions on GE’s Corporate Audit Staff. Prior thereto, Mr. Zippel participated in GE’s Financial Management Program, and upon graduating from the program, worked as a Financial Analyst for GE Semiconductor. Mr. Zippel received a B.A. in Economics from Hamilton College in 1981.

K. Rone Baldwin has been our Senior Vice President—Employee Benefits Group since the completion of the IPO and has been Senior Vice President—Employee Benefits Group of GEFAHI since March 2004. Prior to the IPO, he was Senior Vice President—Strategic Development at GE Insurance, a business unit of GE Capital, from September 2002 to February 2004 and a Vice President of GE since July 2000. From September 1998 to September 2002, he was the President and CEO of GE Edison Life Insurance Company, then an affiliate of our company. Prior to that time, Mr. Baldwin was President of GE Capital Japan from March 1997 to September 1998 and Vice President—Business Development at GE Capital from December 1994 to March 1997. From September 1989 to December 1994, Mr. Baldwin was Senior Vice President at Mutual of New York. Prior thereto, Mr. Baldwin held positions with Goldman, Sachs & Co. and Booz Allen & Hamilton. Mr. Baldwin received a B.A. in Physics from Amherst College in 1980 and an M.B.A. from Harvard Business School in 1982.

Mark W. Griffin has been our Senior Vice President—Chief Risk Officer since the completion of the IPO and prior to the IPO was the Chief Risk Manager of GE Insurance, a business unit of GE Capital, since August 2002. From January 2000 to August 2002, Mr. Griffin was Chief Risk Manager of GEFAHI. Prior thereto, Mr. Griffin was Vice President, Risk Markets & Executive Director, Pension & Insurance with Goldman, Sachs & Co. from August 1994 to December 1999. From December 1986 to August 1994, Mr. Griffin was Executive Director—Fixed Income and Principal, Fixed Income Sales with Morgan Stanley. Prior thereto, Mr. Griffin was an Assistant Actuary with the Metropolitan Life Insurance Company from July 1982 to December 1986. Mr. Griffin received a B.A. in Mathematics from the University of Waterloo in 1982. Mr. Griffin is a Fellow of the Society of Actuaries and the Canadian Institute of Actuaries, and is a Chartered Financial Analyst. He holds an FRM, or Financial Risk Manager, designation from the Global Association of Risk Professionals and a PRM, or Professional Risk Manager, designation from the Professional Risk Management International Association.

Michael S. Laming has been our Senior Vice President—Human Resources since the completion of the IPO and prior to the IPO was a Senior Vice President of GE Insurance, a business unit of GE Capital, since August 2001 and a Vice President of GE since April 2003. From July 1996 to August 2001, Mr. Laming was a Senior Vice President at GEFAHI and its predecessor companies. Prior thereto, he held a broad range of human resource positions in operating units of GE and at GE corporate headquarters. He graduated from the GE Manufacturing Management Program in 1978. Mr. Laming received both a B.S. in Business Administration in 1974 and a Masters of Organization Development in 1983 from Bowling Green State University.

Scott J. McKay has been our Senior Vice President—Operations & Quality and Chief Information Officer since August 2004. Prior thereto, he was Senior Vice President—Operations & Quality from the completion of the IPO to August 2004. Prior to the IPO was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania in 1983.

Richard P. McKenney has been our Senior Vice President—Chief Financial Officer since the completion of the IPO and prior to the IPO was, since December 2002, a Senior Vice President and the Chief Financial Officer of GEFAHI. From May 2000 to October 2002, he was Vice President of Business Planning and Analysis of GEFAHI. Prior thereto, Mr. McKenney was Manager of Financial Planning from October 1996 to April 1998 and Chief Financial Officer from April 1998 to May 2000 at GE Life & Annuity Assurance Company, an affiliate of our company. From July 1993 to October 1996, he held various positions on GE’s Corporate Audit Staff. Prior thereto, Mr. McKenney was in the GE Manufacturing Management Program from June 1991 to July 1993. Mr. McKenney received a B.S. in Mechanical Engineering from Tufts University in 1991.

Victor C. Moses has been our Senior Vice President—Chief Actuary since the completion of the IPO and prior to the IPO was Senior Vice President—Actuarial/Capital Management of GEFAHI since January 2000. From 1971 to 1983 Mr. Moses worked in various positions at SAFECO Life Insurance Company and from 1983 to 1993 he served in various capacities with GNA, ultimately serving as both Chief Actuary and Chief Financial Officer. In 1993, GNA was acquired by GE Capital, and from then until December 1999, Mr. Moses was Senior Vice President—International Business Development at GEFAHI and its predecessor companies. Mr. Moses received a B.A. in Math from Seattle Pacific University in 1970. Mr. Moses is a Fellow in the Society of Actuaries and a Member of the American Academy of Actuaries. He serves on the Board of Trustees of Seattle Pacific University.

Joseph J. Pehota has been our Senior Vice President—Business Development since the completion of the IPO and prior to the IPO was Senior Vice President—Business Development of GEFAHI since August 1998. From February 1996 to July 1998, he was the Chief Risk Manager for GE Equity, an affiliate of our company.

Prior thereto, Mr. Pehota was Vice President and Manager of Global Distribution for the GE Capital Structured Finance Group, an affiliate of our company, from January 1995 to February 1996. From March to December 1994, he was the Vice President of Restructuring and Underwriting—North America, for GE Capital’s Aviation Services business, an affiliate of our company. Prior thereto, Mr. Pehota held various leadership positions with GE Capital’s Structured Finance Group, an affiliate of our company, from July 1988 to February 1994. Mr. Pehota received a B.S. in Finance from the University of Connecticut in 1983 and an M.B.A. from New York University in 1988.

Jean S. Peters has been our Senior Vice President—Investor Relations and Corporate Communications since May 2004. From January 1999 to April 2004, she was the Senior Vice President of Investor Relations for John Hancock Financial Services, Inc. From February 1994 to January 1999, Ms. Peters was the Vice President of Investor Relations for Allmerica Financial Corporation. Prior thereto, she was the Second Vice President of Investor Relations from August 1989 to February 1994, and the Assistant Vice President of Corporate Communications from January 1986 to August 1989, for Capital Holding Corporation. From August 1984 to January 1986, Ms. Peters was the Business Editor for the Dayton Daily News and Journal Herald. Prior thereto, from February 1982 to August 1984, she was a business writer for the Louisville Courier-Journal. Ms. Peters received a B.S. in Journalism from Northwestern University in 1974. She is a member of the board of the National Investor Relations Institute, Boston Chapter.

Leon E. Roday has been our Senior Vice President, General Counsel and Secretary since the completion of the IPO and prior to the completion of the IPO was Senior Vice President, General Counsel, Secretary and a Director of GEFAHI and its predecessor companies since May 1996 and a Vice President of GE since November 2002. From October 1982 through May 1996, Mr. Roday was at the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP, and he was a partner at that firm from 1991 to 1996. Mr. Roday received a B.A. in Political Science from the University of California at Santa Barbara in 1977 and a J.D. from Brooklyn Law School in 1982. Mr. Roday is a member of the New York Bar Association.

William R. Wright, Jr. has been our Senior Vice President—Chief Investment Officer since the completion of the IPO and prior to the completion of the IPO was Executive Vice President and CIO of Fixed Income—Insurance at GEAM, since April 2003. From March 2000 to March 2003, he was the Managing Director and Chief Investment Officer of GE Edison Life Insurance Company, in Tokyo, Japan. From January 1996 to March 2000 he was the Managing Director of GEAM’s first non-U.S. subsidiary in London. Prior thereto, Mr. Wright was the Vice President/Portfolio Manager of International Fixed Income for GE Investments Corporation from May 1993 to January 1996. Prior to joining GE, he was a global fixed income portfolio manager at Continental Asset Management, a subsidiary of Continental Corporation, from 1985 to 1993. From 1980 to 1985 he held various positions with Bankers Trust Company. Mr. Wright received an MBA in Finance from New York University Stern School of Business Administration in 1987, a Diploma in Chinese Mandarin from Defense Language Institute, and a B.A. in Political Science and East Asian Studies from Wittenberg University in 1975. He is a member of both the New York Society of Security Analysts and the Association of Investment Management and Research.

Frank J. Borelli is a member of our board of directors. Mr. Borelli has been a Senior Advisor to MMC Capital, a wholly owned subsidiary of Marsh & McLennan Companies, Inc., since his retirement from Marsh & McLennan on January 2, 2001. Prior thereto, he was Senior Vice President of Marsh & McLennan from April to December 2000 and Senior Vice President and Chief Financial Officer from September 1984 to April 2000. He is a director and Audit Committee Chairman of Express Scripts, Inc. and is Presiding Director of the Interpublic Group of Companies. He was a Director of Marsh & McLennan from May 1988 to October 2000. Mr. Borelli is past Chairman and Director of the Financial Executives International and is also Chairman Emeritus of the Board of Trustees of the New York City Chapter of the National Multiple Sclerosis Society, a Trustee of St. Thomas Aquinas College and Chairman of the Nyack Hospital. Mr. Borelli received a B.B.A. in Business Administration from Bernard M. Baruch College, City University of New York in 1956.

Elizabeth J. Comstock is a member of our board of directors. Ms. Comstock has been Vice President and Chief Marketing Officer of GE since July 2003. From 1998 to 2003 Ms. Comstock was Vice President of Corporate Communications at GE. From 1996 to 1998 Ms. Comstock was Senior Vice President of NBC Communications and from 1993 to 1996 was Vice President of NBC News Communications. Prior thereto, Ms. Comstock served as an entertainment media director at CBS Television from 1992 to 1993 and as the New York-based head of communications for Turner Broadcasting from 1990 to 1992. Prior thereto, from 1986 to 1990 she held various positions at NBC News. Ms. Comstock received a B.S. degree in Biology from the College of William and Mary in 1982. Ms. Comstock was designated to our board of directors by GE.

Pamela Daley is a member of our board of directors. Ms. Daley has been Vice President, Corporate Business Development at GE since July 2004, and was Vice President and Senior Counsel for Transactions at GE from 1991 to 2004, was Senior Counsel for Transactions at GE from 1990 to 1991 and was Tax and Finance Counsel at GE from 1989 to 1990. Prior thereto, Ms. Daley was a partner at Morgan, Lewis & Bockius LLP, from 1986 to 1989 and an associate at that firm from 1979 to 1986. Ms. Daley received an A.B. in Romance Languages and Literatures from Princeton University in 1974 and a J.D. from the University of Pennsylvania in 1979. Ms. Daley was designated to our board of directors by GE.

Dennis D. Dammerman is a member of our board of directors. Mr. Dammerman has been a Vice Chairman and Executive Officer of GE and the Chairman of GE Capital Services, Inc. since 1998. Mr. Dammerman has also been a Director of GE since 1994. From 1984 to 1998 he was Senior Vice President—Finance and Chief Financial Officer at GE, and from 1981 to 1984 he was Vice President and General Manager of GE Capital’s Real Estate Financial Services Division. Prior thereto, from 1967 to 1981 he had various financial assignments in several GE businesses. Mr. Dammerman received a B.A. from the University of Dubuque in 1967. Mr. Dammerman was designated to our board of directors by GE.

J. Robert “Bob” Kerrey is a member of our board of directors. Mr. Kerrey has been the President of New School University since 2001. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of Honor. He serves on the boards of Jones Apparel Group, Inc. and Tenet Healthcare Corporation. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska in 1966.

David R. Nissen is a member of our board of directors. Mr. Nissen has been President and CEO of GE Consumer Finance since 1993 and a Senior Vice President at GE since 2001. From 1990 to 1993, Mr. Nissen was General Manager of U.S. Consumer Financial Services at Monogram Bank, an affiliate of GE. Prior thereto, from 1980 to 1990 he held various management positions in several GE businesses. Mr. Nissen received a B.A. in Economics from Northwestern University in 1973 and an M.B.A. from the University of Chicago in 1975. Mr. Nissen was designated to our board of directors by GE.

James A. Parke is a member of our board of directors. Mr. Parke has been Vice Chairman and Chief Financial Officer of GE Capital and a Senior Vice President at GE since 2002. From 1989 to 2002 he was Senior Vice President and Chief Financial Officer at GE Capital and a Vice President of GE. Prior thereto, from 1981 to 1989 he held various management positions in several GE businesses. Mr. Parke received a B.A. in History, Political Science and Economics from Concordia College in Minnesota in 1968. Mr. Parke was designated to our board of directors by GE.

Thomas B. Wheeler is a member of our board of directors. Mr. Wheeler was a member of the Massachusetts Mutual (now known as MassMutual Financial Group) field sales force from May 1962 to June 1983, serving as Agent and General Agent, and served as Executive Vice President of Massachusetts Mutual’s insurance and financial management line from July 1983 to December 1986. He became President and Chief Operating Officer of MassMutual in January 1987, President and Chief Executive Officer of MassMutual in October 1988 and Chairman and Chief Executive Officer of MassMutual in March 1996. He retired as Chief Executive Officer in January 1999 and retired as Chairman in December 2000. Mr. Wheeler is a former director of BankBoston, a director of EstateWorks and a director of Textron, Inc. He is a trustee of the Basketball Hall of Fame, Conservancy of S.W. Florida and the Woods Hole Oceanographic Institution. Mr. Wheeler received a B.A. in American Studies from Yale University.

Other Information

We will provide the remaining information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Directors’ Compensation and Benefit Program,” “Executive Compensation Practices,” “Contingent Long-Term Performance Incentive Awards,” “Stock Options and Stock Appreciation Rights,” “Summary Compensation Table,” “Retirement Benefits,” “Change In Control Plan,” “Approval of the 2004 Genworth Financial, Inc. Omnibus Incentive Plan,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Stock Ownership,” “Equity Compensation Plans” and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Transactions,” and possibly elsewhere therein. That information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Independent Auditor,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 3, 2004)

3.3	Certificate of Designations for Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and The Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture among GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank.), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

4.5	ISDA Master Agreement, dated as of March 2, 2000, between Morgan Stanley Derivative Products Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Confirmation Letter, dated as of September 29, 2003, from Morgan Stanley Derivative Products Inc. to GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.7	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.8	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.9	Purchase Contract and Pledge Agreement between Genworth Financial, Inc. and The Bank of New York, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated June 7, 2004)

4.10	Indenture between Genworth Financial, Inc. and JPMorgan Chase Bank, as Trustee (filed herewith)

4.11	Supplemental Indenture No. 1 between Genworth Financial, Inc. and JPMorgan Chase Bank, as Trustee (filed herewith)

10.1	Master Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description
10.2	Registration Rights Agreement between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 7, 2004)

10.3	Transition Services Agreement among General Electric Company, General Electric Capital Corporation, GEI, Inc., GE Financial Assurance Holdings, Inc., GNA Corporation, GE Asset Management incorporated, General Electric Mortgage Holdings LLC and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 7, 2004)

10.3.1	Letter, dated August 18, 2004, from General Electric Company to Genworth Financial, Inc., regarding the Transition Services Agreement, dated May 24, 2004, among General Electric Company, General Electric Capital Corporation, GEI, Inc., GE Financial Assurance Holdings, Inc., GNA Corporation, GE Asset Management incorporated, General Electric Mortgage Holdings LLC and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.3.1 to the Quarterly Report on Form 10-Q for the three months ended September 30, 2004)

10.4	Liability and Portfolio Management Agreement between Trinity Funding Company, LLC and Genworth Financial Asset Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 7, 2004)

10.5	Liability and Portfolio Management Agreement among FGIC Capital Market Services, Inc., Genworth Financial Asset Management, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 7, 2004)

10.6†	Outsourcing Services Separation Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation and GE Capital International Services, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 7, 2004)

10.7	Tax Matters Agreement by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated June 7, 2004)

10.8	Employee Matters Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K dated June 7, 2004)

10.9	Transitional Trademark License Agreement between GE Capital Registry, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K dated June 7, 2004)

10.10	Intellectual Property Cross-License between Genworth Financial, Inc. and General Electric Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K dated June 7, 2004)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

Number	Description
10.14	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.15	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.17	Retrocession Agreement, dated as of April 15, 2004 by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.19	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.20	Coinsurance Agreement, dated as of April 15, 2004, by and between Union Fidelity Life Insurance Company and Federal Home Life Insurance Company (incorporated by reference to Exhibit 10.20 to the Registration Statement)

10.21	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.22	Mortgage Services Agreement by and among GE Mortgage Services, LLC, GE Mortgage Holdings LLC, GE Mortgage Contract Services Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K dated June 7, 2004)

10.23†	Framework Agreement between GEFA International Holdings, Inc. and GE Capital Corporation (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K dated June 7, 2004)

10.24†	Business Services Agreement between GNA Corporation and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K dated June 7, 2004)

10.25	Derivatives Management Services Agreement among GE Life and Annuity Assurance Company, Federal Home Life Insurance Company, First Colony Life Insurance Company, General Electric Capital Assurance Company, and Genworth Financial, Inc. and GNA Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K dated June 7, 2004)

10.26	Agreement Regarding Continued Reinsurance of Insurance Products by and between General Electric Capital Company and Viking Insurance Company Ltd. (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K dated June 7, 2004)

10.27	Transitional Services Agreement between Financial Insurance Group Services Limited and GE Life Services Limited (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K dated June 7, 2004)

10.28†	Amended and Restated Investment Management and Services Agreement between General Electric Capital Assurance Company and GE Asset Management incorporated (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description
10.29†	Investment Management Agreement between Financial Assurance Company Limited and GE Asset Management Limited (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K dated June 7, 2004)

10.30	Asset Management Services Agreement, dated as of January 1, 2004, by and among Genworth Financial, Inc., General Electric Financial Assurance Holdings, Inc. and GE Asset Management incorporated (incorporated by reference to Exhibit 10.33 to the Registration Statement)

10.31†	Amended and Restated Master Outsourcing Agreement by and between General Electric Capital Assurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K dated June 7, 2004)

10.32†	Amended and Restated Master Outsourcing Agreement by and between First Colony Life Insurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K dated June 7, 2004)

10.33†	Amended and Restated Master Outsourcing Agreement by and between GE Life and Annuity Assurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K dated June 7, 2004)

10.34	Life Reinsurance Agreement between Financial Assurance Company Limited and GE Pensions Limited (incorporated by reference to Exhibit 10.37 to the Registration Statement)

10.35	180-Day Bridge Credit Agreement among Genworth Financial, Inc., as borrower, and the Lenders Named therein (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K dated June 7, 2004)

10.36	364-Day Credit Agreement among Genworth Financial, Inc., as borrower, the Lenders Named therein, and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K dated June 7, 2004)

10.37	Five-Year Credit Agreement among Genworth Financial, Inc., as borrower, the Lenders Named therein, and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.40 to the Current Report on Form 8-K dated June 7, 2004)

10.38	Form of Scheme for the Transfer to Financial New Life Company Limited of the Insurance Business of Financial Assurance Company Limited (pursuant to Part VII of the Financial Services and Markets Act 2000) (incorporated by reference to Exhibit 10.41 to the Registration Statement)

10.39	Form of Agreement on Transfer of a Portfolio of Insurance Contracts between Vie Plus and Financial New Life Company Limited (incorporated by reference to Exhibit 10.42 to the Registration Statement)

10.40	Form of Business Transfer Agreement between Vie Plus S.A. and Financial New Life Company Limited (incorporated by reference to Exhibit 10.43 to the Registration Statement)

10.41	Administrative Services Agreement by and between GE Group Life Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K dated June 7, 2004)

10.42	Subordinated Contingent Promissory Note between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.46 to the Current Report on Form 8-K dated June 7, 2004)

10.42.1	Amendment No. 1 to Subordinated Contingent Promissory Note between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.46.1 to the Third Quarter 2004 10-Q)

Number	Description

10.43	Canadian Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.44	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.45	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.46	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.47	Trust Agreement, dated as of April 15, 2004, among Federal Home Life Insurance Company and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.48	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.40	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.50	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.51	Liability and Portfolio Management Agreement between Trinity Plus Funding Company, LLC and Genworth Financial Asset Management, LLC (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K dated June 7, 2004)

10.52§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.52.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.52.2§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.2 to the Current Report on Form 8-K dated December 30, 2004)

10.52.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.3 to the Current Report on Form 8-K dated December 30, 2004)

10.52.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.4 to the Current Report on Form 8-K dated December 30, 2004)

Number	Description
10.53	European Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, Financial Assurance Company Limited, Financial Insurance Group Services Limited, GEFA International Holdings Inc., Genworth Financial, Inc., GEFA UK Holdings Limited and other parties thereto (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.54	Australian Tax Matters Agreement between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.55.1§	General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (incorporated by reference to Exhibit 10(a) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991)

10.55.2§	General Electric 1991 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(n) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990)

10.55.3§	General Electric 1994 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(o) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993)

10.55.4§	General Electric Leadership Life Insurance Program, effective January 1, 1994 (incorporated by reference to Exhibit 10(r) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993)

10.55.5§	General Electric 1997 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(t) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997)

10.55.6§	General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (incorporated by reference to Exhibit 10(u) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997)

10.55.7§	General Electric 2000 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(u) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.8§	General Electric Supplementary Pension Plan, as amended effective July 1, 2000 (incorporated by reference to Exhibit 10(v) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.9§	Form of GE Executive Life Insurance Agreement provided to GE officers, as revised September 2000 (incorporated by reference to Exhibit 10(w) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.10§	General Electric 2003 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(x) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002)

10.55.11§	Amendment No. 1 to General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (incorporated by reference to Exhibit 10(y) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002)

10.56§	Genworth Financial, Inc. 2005 Change in Control Plan (incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K dated February 7, 2005)

Number	Description

10.57	Consideration Agreement, dated as of December 30, 2004, by and between Genworth Financial, Inc. and GE Capital International (Mauritius) (filed herewith)

10.58	Outsourcing Services Amendment Agreement, dated as of December 30, 2004, by and between Gecis International Holdings, Luxembourg, Swiss Branch Zug, and Genworth Financial, Inc. (filed herewith)

10.59	Guaranty, dated as of December 30, 2004, by Gecis Global Holdings in favor of Genworth Financial, Inc. (filed herewith)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Richard P. McKenney (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Richard P. McKenney (filed herewith)

§	Management contract or compensatory plan or arrangement.
†	Omits information for which confidential treatment has been granted.

Neither Genworth Financial, Inc., nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report, under which the total amount of securities authorized exceeds 10% of the total assets of Genworth Financial, Inc. and its subsidiaries on a consolidated basis. Genworth Financial, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report.

Genworth Financial, Inc. will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Genworth Financial, Inc.’s reasonable expenses in furnishing such exhibit.

(b) Financial Statement Schedules

Number	Description
Schedule II	Genworth Financial, Inc. (Parent Only) Financial Statements
Schedule III	Supplementary Insurance Information

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2005

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 1, 2005

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ RICHARD P. MCKENNEY Richard P. McKenney	Senior Vice President – Chief Financial Officer (Principal Financial Officer)

/S/ JAMIE S. MILLER Jamie S. Miller	Vice President and Controller (Principal Accounting Officer)

* Frank J. Borelli	Director

* Pamela Daley	Director

* J. Robert Kerrey	Director

* James A. Parke	Director

* Elizabeth J. Comstock	Director

* Dennis D. Dammerman	Director

* David R. Nissen	Director

* Thomas B. Wheeler	Director

*By	/S/ MICHAEL D. FRAIZER
Michael D. Fraizer Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under the date of February 11, 2005, we reported on the statement of financial position of Genworth Financial, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of earnings, stockholders’ interest and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, variable interest entities in 2003, and goodwill and other intangible assets in 2002.

/S/    KPMG LLP

Richmond, Virginia

February 11, 2005

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Earnings

(Dollar amounts in millions)

	Year ended December 31, 2004	Period from October 23, 2003 to December 31, 2003
Revenues:
Gain on outsourcing services agreement	$40	—
Net investment income	1	—

Total revenues	41	—

Benefits and expenses:
Underwriting, acquisition, and insurance expenses	37	—
Amortization of deferred acquisition costs and intangibles	2	—
Interest expense	119	—

Total benefits and expenses	158	—

Loss before income taxes and equity in earnings of subsidiaries	(117)	—
Benefit for income taxes	194	—
Equity in earnings of subsidiaries	632	—

Net earnings	$709	$—

See Notes to Financial Statements

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Financial Position

(Dollar amounts in millions)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$148	$—
Investment in subsidiaries	16,468
Other invested assets	57	—

Total investments	16,673
Cash and cash equivalents	100	—
Accrued investment income	1	—
Intangible assets	5	—
Deferred tax asset	126
Tax receivable from subsidiary	450	—
Other assets	20	—

Total assets	$17,375	$—

Liabilities and Stockholders’ Interest
Liabilities:
Tax payable to majority stockholder	$380	$—
Other liabilities	195	—
Borrowings from subsidiary	233	—
Short-term borrowings	559	—
Long-term borrowings	2,442	—
Senior notes underlying equity units	600	—
Preferred stock	100	—

Total liabilities	4,509	—

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value;
1.5 billion shares authorized; 146.5 million shares issued and outstanding	$—	$—
Class B Common Stock, $0.001 par value;
700 million shares authorized; 343.1 million shares issued and outstanding	—	—
Additional paid-in capital	10,612	—

Accumulated non-owner changes in stockholders’ interest:
Net unrealized investment gains	1,019	—
Derivatives qualifying as hedges	268	—
Foreign currency translation adjustments	322	—

Accumulated non-owner changes in stockholders’ interest	1,609	—
Retained earnings	645	—

Total stockholders’ interest	12,866	—

Total liabilities and stockholders’ interest	$17,375	$—

See Notes to Financial Statements

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Cash Flows

(Dollar amounts in millions)

	Year ended December 31, 2004	Period from October 23, 2003 to December 31, 2003
Cash flows from operating activities:
Net earnings	$709	$—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from subsidiaries	(632)	—
Dividends from subsidiaries	590	—
Amortization of deferred acquisition costs and intangibles	2	—
Deferred income taxes	(126)	—
Corporate overhead allocation	14	—
Accrued investment income and other assets	(10)	—
Other liabilities and other policy-related balances	153	—

Net cash from operating activities	700	—

Cash flows from investing activities:
Capital contribution paid to subsidiary	(72)	—

Net cash from investing activities	(72)	—

Cash flows from financing activities:
Payment of contingent note	(550)	—
Payments on short-term borrowings, net	(2,340)	—
Proceeds from long-term borrowings	1,895	—
Net commercial paper borrowings	499	—
Dividend paid to stockholders	(32)	—

Net cash from financing activities	(528)	—

Effect of exchange rate changes on cash and cash equivalents	—	—

Net change in cash and cash equivalents	100	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$100	$—

See Notes to Financial Statements

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Financial Statements

Year Ended December 31, 2004 and the Period From October 22, 2003 to December 31, 2003

1. Organization and Purpose

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003. In connection with its formation, Genworth issued 1,000 shares of common stock for $1,000 to GE Financial Assurance Holdings, Inc. (“GEFAHI”), an indirect subsidiary of General Electric Company (“GE”).

Genworth was formed in preparation for the corporate reorganization of certain insurance and related subsidiaries of GE and an initial public offering of Genworth common stock. Genworth acquired substantially all of the assets and liabilities of GEFAHI, a holding company for a group of companies that provide annuities and other investment products, life insurance, long-term care insurance, group life and health insurance and mortgage insurance. Genworth also acquired certain other insurance businesses owned by other GE subsidiaries and entered into several significant reinsurance transactions with an affiliate of GE.

2. Borrowings and Commitments

All of the consolidated borrowings of Genworth and its consolidated subsidiaries are borrowings of the Parent, except as indicated below.

On April 3, 2000, GEFAHI issued to a subsidiary a senior unsecured note with a principal amount of $233 million with an interest rate of 7.85% maturing on November 30, 2010. As part of our corporate reorganization, the note was assumed by Genworth. This note is eliminated in consolidation.

The statement of financial position of Genworth Financial, Inc. and its consolidated subsidiaries as of December 31, 2004 includes $900 million of non-recourse funding obligations that are not a liability of Genworth Financial (Parent only).

In addition to the guarantees discussed in note 20 to our consolidated financial statements, we have provided liquidity support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling $410 million as of December 31, 2004. The majority of these obligations are backed by assets held in our insurance subsidiaries which we believe sufficiently cover the underlying obligations.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Financial Statements—(Continued)

3. Supplemental Cash Flow Information

In connection with our corporate reorganization on May 24, 2004, we completed several non-cash transactions with our parent. These transactions included non-cash consideration paid to our then-sole stockholder through the issuance of debt and other liabilities. The following table details these transactions as well as other non-cash items:

(Dollar amounts in millions)	Year ended December 31, 2004
Net assets acquired in connection with our corporate reorganization	$15,948

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$600
Issuance of Series A preferred stock	100
Issuance of contingent note	550
Issuance of note	2,400

Total other non-cash transactions in connection with our corporate reorganization	$3,650

Non-cash transactions subsequent to our corporate reorganization
Dividend from subsidiary	$151
Stock-based compensation	29
Dividends declared not yet paid	32

Total non-cash transactions subsequent to our corporate reorganization	$212

4. Income Taxes

Under the Tax Matters Agreement, Genworth is obligated to make $640 million of payments to GE over the next 18 years. This $640 million represents approximately 80%, subject to a maximum amount, of the tax savings Genworth and its subsidiaries expect to realize for periods after Genworth’s separation from GE as a result of the tax elections made in connection with that separation. These tax savings have been recorded as a $718 million reduction of the Genworth consolidated deferred tax liability. Genworth has established the $389 million discounted value of this $640 million obligation to GE as a liability on its balance sheet. We have recorded the $329 million difference between the $718 million recorded benefit and the $389 million recorded liability to GE as an increase in stockholders’ interest.

As of December 31, 2004, Genworth also holds assets of $568 million in respect of these tax elections, comprised of a $118 million deferred tax asset and a $450 million receivable from its subsidiaries pursuant to tax allocation agreements. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity and Contract Benefits & Liability for Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2004
Protection	$4,311	$19,222	$1,997	$130	$4,481
Retirement Income and Investments	592	45,441	—	446	1,094
Mortgage Insurance	112	341	1,551	60	800
Affinity	—	—	—	—	88
Corporate and Other	5	23	49	2	96

Total	$5,020	$65,027	$3,597	$638	$6,559

December 31, 2003
Protection	$4,155	$17,871	$2,314	$63	$4,588
Retirement Income and Investments	1,249	43,744	—	351	1,049
Mortgage Insurance	89	340	1,216	44	716
Affinity	198	493	19	7	244
Corporate and Other	97	16	67	—	110

Total	$5,788	$62,464	$3,616	$465	$6,707

December 31, 2002
Protection					$4,088
Retirement Income and Investments					991
Mortgage Insurance					677
Affinity					247
Corporate and Other					104

Total					$6,107

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule III (Continued)

Genworth Financial, Inc.

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2004
Protection	$1,224	$3,252	$773	$1,205	$3,863
Retirement Income and Investments	1,996	2,703	144	277	1,094
Mortgage Insurance	254	165	41	272	1,073

Affinity	26	80	35	135	85
Corporate and Other	148	36	8	293	79

Total	$3,648	$6,236	$1,001	2,182	$6,194

December 31, 2003
Protection	$1,199	$3,362	$889	$1,134	$4,454
Retirement Income and Investments	2,511	3,145	166	263	1,050
Mortgage Insurance	218	115	33	303	950
Affinity	62	196	89	260	236
Corporate and Other	61	76	5	265	124

Total	$4,051	$6,894	$1,182	$2,225	$6,814

December 31, 2002
Protection	$1,136	$2,992	$769	$1,007	$4,397
Retirement Income and Investments	2,522	3,052	168	263	989
Mortgage Insurance	231	46	37	235	840
Affinity	70	180	84	344	226
Corporate and Other	20	15	2	244	40

Total	$3,979	$6,285	$1,060	$2,093	$6,492

See Accompanying Report of Independent Registered Public Accounting Firm.