Form 10-Q
period 2005-03-31
GENWORTH FINANCIAL INC
filed 2005-05-10
CIK 1276520

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32195

Genworth Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-1073076 (I.R.S. Employer Identification Number)

6620 West Broad Street Richmond, Virginia (Address of Principal Executive Offices)	23230 (Zip Code)

(804) 281-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At May 6, 2005, 227,028,880 shares of Class A Common Stock, par value $0.001 per share, and 243,216,559 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF EARNINGS

(Dollar amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Premiums	$1,605	$1,722
Net investment income	851	1,037
Net realized investment (losses) gains	(6)	16
Policy fees and other income	161	249

Total revenues	2,611	3,024

Benefits and expenses:
Benefits and other changes in policy reserves	1,075	1,351
Interest credited	340	396
Underwriting, acquisition, and insurance expenses, net of deferrals	408	508
Amortization of deferred acquisition costs and intangibles	232	345
Interest expense	72	47

Total benefits and expenses	2,127	2,647

Earnings from continuing operations before income taxes and accounting change	484	377
Provision for income taxes	162	117

Net earnings from continuing operations before accounting change	322	260
Gain on sale of discontinued operations, net of taxes	—	7

Net earnings before accounting change	322	267
Cumulative effect of accounting change, net of taxes	—	5

Net earnings	$322	$272

Earnings per common share (see note 2):
Basic	$0.66	$0.56

Diluted	$0.65	$0.56

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF FINANCIAL POSITION

(Dollar amounts in millions)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$52,641	$52,424
Equity securities available-for-sale, at fair value	355	374
Mortgage and other loans, net of valuation allowance of $54 and $52	6,279	6,051
Policy loans	1,232	1,224
Short-term investments	65	247
Restricted investments held by securitization entities	815	860
Other invested assets	3,823	3,996

Total investments	65,210	65,176
Cash and cash equivalents	1,461	1,963
Accrued investment income	809	733
Deferred acquisition costs	5,212	5,020
Intangible assets	819	780
Goodwill	1,462	1,465
Reinsurance recoverable	18,560	18,535
Other assets ($36 and $24 restricted in securitization entities)	1,551	1,322
Separate account assets	8,608	8,884

Total assets	$103,692	$103,878

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$62,098	$61,698
Liability for policy and contract claims	3,376	3,329
Unearned premiums	3,580	3,597
Other policyholder liabilities	677	638
Other liabilities ($13 and $3 restricted in securitization entities)	6,793	6,792
Non-recourse funding obligations	900	900
Short-term borrowings	544	559
Long-term borrowings	2,440	2,442
Senior notes underlying equity units	600	600
Preferred stock	100	100
Deferred tax liability	643	624
Borrowings related to securitization entities	813	849
Separate account liabilities	8,608	8,884

Total liabilities	91,172	91,012

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value; 1.5 billion shares authorized; 227.0 million shares issued and outstanding	—	—
Class B Common Stock, $0.001 par value; 700 million shares authorized; 262.6 million shares issued and 243.2 million shares outstanding	—	—
Additional paid-in capital	10,625	10,612

Accumulated non-owner changes in stockholders’ interest:
Net unrealized investment gains	847	1,019
Derivatives qualifying as hedges	266	268
Foreign currency translation adjustments	346	322

Total accumulated non-owner changes in stockholders’ interest	1,459	1,609
Retained earnings	936	645
Treasury stock, at cost (19.4 million shares as of March 31, 2005)	(500)	—

Total stockholders’ interest	12,520	12,866

Total liabilities and stockholders’ interest	$103,692	$103,878

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$322	$272
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of investment discounts and premiums	14	8
Net realized investment losses (gains)	6	(16)
Charges assessed to policyholders	(77)	(73)
Acquisition costs deferred	(300)	(251)
Amortization of deferred acquisition costs and intangibles	232	345
Deferred income taxes	112	355
Corporate overhead allocation	—	10
Cumulative effect of accounting change, net of taxes	—	(5)
Gain on sale of discontinued operations, net of taxes	—	(7)
Change in certain assets and liabilities:
Accrued investment income and other assets, net	(324)	(159)
Insurance reserves	556	632
Other liabilities and other policy-related balances	415	416
Tax liabilities	(23)	(308)

Net cash from operating activities	933	1,219

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	904	1,349
Mortgage, policy and other loans	195	230
Other invested assets	24	27
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	987	516
Other invested assets	91	83
Purchases and originations of investments:
Fixed maturities and equity securities	(2,488)	(3,218)
Mortgage, policy and other loans	(435)	(251)
Other invested assets	(116)	(63)
Payments for businesses purchased, net of cash acquired	—	(9)
Proceeds from the sale of discontinued operations	—	10
Short-term investment activity, net	182	318

Net cash from investing activities	(656)	(1,008)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	1,666	1,412
Redemption and benefit payments on investment contracts	(1,896)	(1,677)
Short-term borrowing activity, net	(15)	252
Net commercial paper borrowings	—	4
Dividends paid to stockholders	(32)	—
Acquisition of treasury stock from majority stockholder	(500)	—
Capital contribution received from majority stockholder	2	39

Net cash from financing activities	(775)	30

Effect of exchange rate changes on cash and cash equivalents	(4)	29

Net change in cash and cash equivalents	(502)	270
Cash and cash equivalents at beginning of period	1,963	1,982

Cash and cash equivalents at end of period	$1,461	$2,252

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting.

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

On March 30, 2005, our majority stockholder completed an offering (“secondary offering”) of 80.5 million shares of our Class B Common Stock. The 80.5 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. We did not receive any proceeds in the secondary offering. Concurrently with the secondary offering, we repurchased 19.4 million shares of Class B Common Stock from our majority stockholder at a price of $25.811 per share (the net proceeds per share received by the selling stockholder from the underwriters), which are recorded at cost as treasury stock in the unaudited Statement of Financial Position.

For the periods prior to our corporate reorganization, the accompanying financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and businesses included in the predecessor financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., GE Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., GE Mortgage Insurance (Guernsey) Ltd., Genworth Financial Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., The Terra Financial Companies, Ltd., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Financial Insurance Compania De Seguros y Reaseguros de Vida S.A. and GE Residential Connections Corp., Assocred SA, Ennington Properties Limited and the consumer protection insurance business of Vie Plus S.A. All of the companies were indirect subsidiaries of GE. For these periods, we refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

For the periods subsequent to our reorganization, the accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which for these periods we refer to as the “company,” “we”, “us”, or “our” unless the context otherwise requires.

We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year.

The accompanying financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial statements included herein should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2004, contained in our Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net earnings for the three months ended March 31, 2005, by 488.8 million weighted average basic common shares outstanding and by 494.3 million weighted average diluted common shares outstanding, respectively. Weighted average common shares outstanding for the three months ended March 31, 2004 are determined as if our reorganization had occurred on January 1, 2004. Basic and diluted earnings per common share are calculated by dividing historical net earnings by 489.5 million pro forma common shares outstanding for the three months ended March 31, 2004.

	Three months ended March 31,
	2005	2004
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.66	$0.53
Gain on sale of discontinued operations, net of taxes	—	0.01
Cumulative effect of accounting change, net of taxes	—	0.01

Basic earnings per common share	$0.66	$0.56

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.65	$0.53
Gain on sale of discontinued operations, net of taxes	—	0.01
Cumulative effect of accounting change, net of taxes	—	0.01

Diluted earnings per common share	$0.65	$0.56

Weighted-average shares used in basic earnings per common share calculations	488.8	489.5
Dilutive securities:
Stock purchase contracts underlying equity units	3.6	—
Stock options and stock appreciation rights	1.4	—
Restricted stock units	0.5	—

Weighted-average shares used in diluted earnings per common share calculations	494.3	489.5

(3) Non-owner Changes in Stockholders’ Interest

A summary of changes in stockholders’ interest that did not result directly from transactions with our stockholders is as follows:

(Dollar amounts in millions)	Three months ended March 31,
	2005	2004
Net earnings	$322	$272
Net unrealized (losses) gains on investment securities	(172)	1,203
Derivatives qualifying as hedges	(2)	97
Foreign currency translation adjustments	24	4

Total	$172	$1,576

(4) Investments

As of March 31, 2005, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$478	$18	$(3)	$493
State and municipal	2,925	95	(4)	3,016
Government—non U.S.	1,769	50	(11)	1,808
U.S. corporate	20,855	842	(172)	21,525
Corporate—non U.S.	7,017	219	(58)	7,178
Public utilities	6,244	351	(24)	6,571
Mortgage and asset-backed	11,974	145	(69)	12,050

Total fixed maturities	51,262	1,720	(341)	52,641
Equity securities	274	83	(2)	355

Total available-for-sale securities	$51,536	$1,803	$(343)	$52,996

As of December 31, 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$552	$21	$(1)	$572
State and municipal	2,908	123	(1)	3,030
Government—non U.S.	1,681	66	(3)	1,744
U.S. corporate	21,019	1,005	(131)	21,893
Corporate—non U.S.	6,677	254	(18)	6,913
Public utilities	6,036	373	(14)	6,395
Mortgage and asset-backed	11,749	175	(47)	11,877

Total fixed maturities	50,622	2,017	(215)	52,424
Equity securities	304	72	(2)	374

Total available-for-sale securities	$50,926	$2,089	$(217)	$52,798

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collaterized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At March 31, 2005, the fair value of the securities pledged under the repurchase program totaled $212 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

(5) Stockholders’ Interest

The following presents a summary of activity in stockholders’ interest for the three months ended March 31, 2005.

(Dollar amounts in millions)	Additional Paid-in Capital	Accumulated Non-owner Changes in Stockholders’ Interest	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Interest
Balances as of December 31, 2004	$10,612	$1,609	$645	$—	$12,866
Changes other than transactions with stockholders:
Net earnings	—	—	322	—	322
Net unrealized gains (losses) on investment securities	—	(172)	—	—	(172)
Derivatives qualifying as hedges	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	24	—	—	24

Total changes other than transactions with stockholders	—	—	—	—	172

Dividends and other transactions with stockholders	—	—	(31)	—	(31)
Acquisition of treasury stock from majority stockholder	—	—	—	(500)	(500)
Capital contribution received from majority stockholder	3	—	—	—	3
Stock based compensation	10	—	—	—	10

Balances as of March 31, 2005	$10,625	$1,459	$936	$(500)	$12,520

(6) Operating Segment Information

We conduct our operations in four business segments: (1) Protection, which includes our life insurance, long-term care insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed, variable and income annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; and (4) Corporate and Other, which includes net realized investment gains (losses), interest and other debt financing expenses and unallocated corporate income and expenses, as well as the results of several small, non-core businesses that are managed outside our operating segments. Prior to our corporate reorganization, we also conducted operations in the Affinity segment which includes life and health insurance and other financial products and services offered directly to consumers through affinity marketing arrangements with a variety of organizations, an institutional asset management business and several other small businesses that were not part of our core ongoing business.

The following is a summary of segment activity:

	Three months ended March 31,
(Dollar amounts in millions)	2005	2004
Revenues
Protection	$1,530	$1,566
Retirement Income and Investments	735	979
Mortgage Insurance	294	263
Affinity	—	139
Corporate and Other	52	77

Total Revenues	$2,611	$3,024

Net earnings (losses) from continuing operations before accounting change
Protection	$139	$124
Retirement Income and Investments	60	31
Mortgage Insurance	141	103
Affinity	—	(2)
Corporate and Other	(18)	4

Total net earnings from continuing operations before accounting change	$322	$260

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	March 31, 2005	December 31, 2004
Assets
Protection	$32,253	$31,806
Retirement Income and Investments	56,536	56,610
Mortgage Insurance	6,560	6,428
Corporate and Other	8,343	9,034

Total assets	$103,692	$103,878

(7) Commitments and Contingencies

We face significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

(8) Subsequent Event

On April 21, 2005, we entered into a $1 billion revolving credit facility (“Five-Year Credit Facility”) which matures on April 21, 2010. The Five-Year Credit Facility replaces our existing 364-day credit facility which was scheduled to mature on May 27, 2005. The Five-Year Credit Facility bears a floating interest rate based on certain indices plus an applicable margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited historical financial statements and related notes as well as the pro forma financial information and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, failure of demand for long-term care insurance, decreases in the volume of mortgage originations, increases in mortgage insurance cancellations, increases in the use of captive reinsurance in the mortgage insurance market, the influence of large mortgage lenders and investors, foreign exchange rate fluctuations, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations and increased regulatory scrutiny into some aspects of our operations, political or economic instability and the threat of terrorism; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, our inability to present financial information in SEC filings that accurately represents the results we would have achieved as a stand-alone company, the possibility that we will not be able to replace services previously provided by GE on comparable terms, uncertainty of amounts and timing of payments that we have agreed to make to GE under our Tax Matters Agreement and other matters relating to that agreement, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three primary operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•

Protection. We offer U.S. customers life insurance, long-term care insurance, and group life and health insurance primarily for companies with fewer than 1,000 employees. In Europe, we offer payment protection insurance (PPI), which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the three months ended March 31, 2005 our Protection segment had segment net earnings of $139 million and for the three months ended March 31, 2004 our Protection segment had pro forma segment net earnings of $123 million.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management and specialized products, including GIC’s, funding agreements and structured settlements. For the three months ended March 31, 2005 our Retirement Income and Investments segment had segment net earnings of $60 million and for the three months ended March 31, 2004 our Retirement Income and Investments segment had pro forma segment net earnings of $30 million.

•	Mortgage Insurance. We offer mortgage insurance products in the U.S., Canada, Australia, New Zealand, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended March 31, 2005 and 2004, our Mortgage Insurance segment had segment net earnings of $141 million and $103 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), the results of a few small, non-core businesses that are managed outside of our operating segments, most of our interest and other financing expenses and net realized investment gains (losses). For the three months ended March 31, 2005 our Corporate and Other segment had a segment net loss of $18 million and for the three months ended March 31, 2004 the Corporate and Other segment had a pro forma segment loss of $2 million.

Our corporate reorganization

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and the IPO. In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. GEFAHI is an indirect subsidiary of GE and prior to the completion of the IPO, was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and a $550 million Contingent Note.

Basis of financial information

The financial information presented herein has been derived from our financial statements, which have been prepared as if Genworth had been in existence throughout all relevant periods. Our financial information and statements include all businesses that were owned by GEFAHI, including those that were not transferred to us in connection with our corporate reorganization, as well as the other insurance businesses that we acquired from other GE subsidiaries in connection with our corporate reorganization. In addition to our three operating segments and our Corporate and Other segment, our historical financial statements also include the results of (1) the Partnership Marketing Group business, which offers life and health insurance, auto club memberships and other financial products and services directly to consumers through affinity marketing arrangements with a variety of organizations, (2) an institutional asset management business owned by GEFAHI, and (3) several other small businesses owned by GEFAHI that are not part of our core ongoing business.

We did not acquire the Partnership Marketing Group business, the institutional asset management business or these other small businesses from GEFAHI, and their results are presented as a separate operating segment under the caption Affinity.

The unaudited pro forma information presented herein reflects our financial information for the three months ended March 31, 2004, as adjusted to give effect to the reinsurance transactions, the transactions included in our corporate reorganization, and the other transactions described in the notes to the pro forma financial information under “Notes to Pro Forma Financial Information,” as if each had occurred as of January 1, 2004.

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

We allocate net investment income from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment income from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance product within the Protection segment, because they have their own separate investment portfolios, and the net investment income from those portfolios is reflected in the Mortgage Insurance and Protection segment results. In our financial statements, we allocated net investment income to our Affinity segment in the same manner that we allocated these items to our Protection and Retirement Income and Investments segments.

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

Critical accounting policies

There are several accounting policies that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results: reserves, deferred acquisition costs (DAC), present value of future profits (PVFP), goodwill impairment, valuation of investment securities and impairment of investment securities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For all of these critical accounting policies, we caution that future events rarely develop exactly as forecasted, and management’s best estimates may require adjustment.

Pro Forma Financial Information

The following unaudited pro forma financial information table reflects our historical statements of earnings as adjusted to give effect to the transactions described in the notes hereto as if each had occurred as of January 1, 2004.

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

	Three months ended March 31, 2004
(Dollar amounts in millions, except per share amounts)	Historical	Pro forma adjustments— excluded assets and liabilities(a)	Pro forma adjustments— reinsurance transactions(b)	Pro forma adjustments— capital structure(c)	Pro forma
Revenues:
Premiums	$1,722	$(54)	$(49)	$—	$1,619
Net investment income	1,037	(18)	(266)	—	753
Net realized investment gains	16	(1)	—	—	15
Policy fees and other income	249	(67)	(33)	—	149

Total revenues	3,024	(140)	(348)	—	2,536

Benefits and expenses:
Benefits and other changes in policy reserves	1,351	(49)	(222)	—	1,080
Interest credited	396	—	(73)	—	323
Underwriting, acquisition, and insurance expenses, net of deferrals	508	(73)	(22)	—	413
Amortization of deferred acquisition costs and intangibles	345	(29)	(32)	—	284
Interest expense	47	—	—	14	61

Total benefits and expenses	2,647	(151)	(349)	14	2,161

Earnings from continuing operations before income taxes and accounting change	377	11	1	(14)	375
Provision for income taxes	117	10	(1)	(5)	121

Net earnings from continuing operations	$260	$1	$2	$(9)	$254

Net earnings from continuing operations per common share:
Basic	$0.53				$0.52

Diluted	$0.53				$0.52

Weighted-Average common shares outstanding:
Basic	489.5				489.5

Diluted	489.5				489.5

See Notes to Pro Forma Financial Information.

Notes to Pro Forma Financial Information

(a)	Reflects adjustments to exclude amounts included in our historical earnings relating to (1) certain businesses (formerly reported in the company’s Affinity Segment) and certain investment partnerships, which in each case were not transferred to the company, and (2) net realized investment (gains) losses and related tax benefit arising from sales of Affinity segment assets that were reflected in our Corporate and Other Segment.

(b)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to UFLIC, an indirect subsidiary of GE. As part of these transactions, we ceded to UFLIC all of its in-force structured settlement contracts, substantially all of our in-force variable annuity contracts, and a block of long-term care insurance policies that it reinsured from Travelers in 2000, and we assumed from UFLIC a block of Medicare supplement insurance, all effective as of January 1, 2004.

The unaudited pro forma earnings information for 2004 gives effect to the reinsurance transactions as if each had occurred as of January 1, 2004 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2004. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and are retaining that business for our own account, subject to third party reinsurance in the ordinary course of business. Our pro forma statement of earnings for the three months ended March 31, 2004 excludes the impact of the entire block of long-term care insurance policies that we ceded to UFLIC as we did not issue any new policies for this block in 2004, and we will not issue any in the future.

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

Concurrently with the reinsurance transactions, we contributed $1.836 billion of capital to UFLIC, which primarily represented the excess statutory capital in our insurance subsidiaries after giving effect to the reinsurance transactions. As a significant portion of the assets transferred and contributed were not owned for the entire period, the pro forma adjustments to reduce net investment income and net realized investment gains were based upon a proportional allocation of investment income from the investment assets historically identified as (1) supporting the blocks of business reinsured for the reinsurance, and (2) representing surplus of subsidiaries providing assets that were contributed to UFLIC.

(c)	Reflects adjustments for changes in our capitalization to exclude the impact of commercial paper, short-term borrowings from GE Capital and derivatives that were not transferred to us in connection with the corporate reorganization and to include the impact of the issuance of $600 million of the company’s 6.00% Equity Units and $100 million of the company’s 5.25% mandatory redeemable Series A Cumulative Preferred Stock, both of which were completed on May 28, 2004, the issuance of 3, 5, 10 and 30 year notes totaling $1.9 billion which was completed June 15, 2004, and the issuance of $500 million of commercial paper which was completed June 14, 2004, as well as interest expense related to the accretion of the company’s obligation to GE under the Tax Matters Agreement and the tax impacts resulting from these changes in the company’s capitalization.

Net operating earnings

The following table presents our “net operating earnings” for the three months ended March 31, 2005 and 2004. “Net operating earnings” is a non-GAAP financial measure that we define as net earnings from continuing operations, excluding after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and non-recurring, infrequent or unusual items. There were no non-recurring, infrequent or unusual items excluded from pro forma net operating earnings in the three months ended March 31, 2005 and 2004.

Management believes that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for net earnings in accordance with GAAP. In addition, our definition of net operating earnings may differ from the definitions used by other companies. The table below provides a reconciliation of net earnings to net operating earnings (as defined above) for the three months ended March 31, 2005 and 2004 and to pro forma net earnings from continuing operations for the three months ended March 31, 2004.

RECONCILIATION OF COMPANY NET EARNINGS TO NET OPERATING EARNINGS AND PRO FORMA NET EARNINGS FROM CONTINUING OPERATIONS

	Three months ended March 31,
(Dollar amounts in millions, except per share amounts)	2005	2004
Net earnings	$322	$272
Gain on sale of discontinued operations, net of taxes	—	(7)
Cumulative effect of accounting change, net of taxes	—	(5)

Net earnings from continuing operations before accounting change	322	260

Net realized investment losses (gains), net of taxes	4	(10)

Net operating earnings	$326	$250

Net earnings from continuing operations before accounting change		$260
Excluded assets and liabilities(a)		1
Reinsurance transactions(b)		2
Capital structure and other(c)		(9)

Pro forma net earnings from continuing operations		254
Net realized investment gains, net of taxes		(10)

Pro forma net operating earnings		$244

Net earnings per common share:
Basic	$0.66	$0.56

Diluted	$0.65	$0.56

Net earnings from continuing operations before accounting change per common share:
Basic	$0.66	$0.53

Diluted	$0.65	$0.53

Net operating earnings per common share:
Basic	$0.67	$0.51

Diluted	$0.66	$0.51

Pro forma net earnings from continuing operations per common share:
Basic		$0.52

Diluted		$0.52

Pro forma net operating earnings per common share:
Basic		$0.50

Diluted		$0.50

Weighted-average common shares outstanding:
Basic	488.8	489.5

Diluted	494.3	489.5

For a description of footnotes (a), (b) and (c), see the corresponding notes under Notes to Pro Forma Financial Information.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by mortality, persistency, investment yields, and the effective use of capital. Additionally, sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. This regulation has the effect of requiring writers of these products to carry greater levels of capital for policies underwritten. In response to this regulation, we implemented capital management actions that have improved our new business returns and enabled us to decrease our premium rates for term life insurance. We have launched several new universal life products targeted at the no-lapse guarantee senior and survivorship markets. These price decreases, new product offerings, distribution expansion and ongoing service initiatives have led to higher term and universal life insurance sales. Our annualized first-year premiums for life insurance products increased by 14% from $37 million for the three months ended March 31, 2004 to $42 million for the three months ended March 31, 2005.

Long-term care insurance. Several factors, such as long-term interest rates, trends in lapse rates, mortality, morbidity and claims experience, affect the results in our long-term care insurance business. In addition, the long-term care insurance industry in recent years has seen volatility with competitors raising prices, and in some cases, exiting the market. In the third quarter of 2003, we started selling our newest long-term care insurance products in selected states. These products were priced to achieve our target returns on capital and to reflect new features and benefits, trends in lapse rates, interest rates, morbidity and historical claims experience. Our pricing strategy for these products, along with declines in overall industry sales, has contributed to lower sales in recent periods. In the fourth quarter of 2004, we began selling these products in the majority of the remaining states. Our annualized first-year premiums for the long-term care business remained constant at $41 million for three months ended March 31, 2005 and 2004. We believe that our pricing strategy is appropriate and that over time, the long-term care insurance market will expand as a result of aging demographics, increasing healthcare and nursing care costs, the uncertainty regarding government programs that currently cover these costs and the increasing public awareness of the benefits of private long-term care insurance.

Payment protection insurance. Our payment protection insurance business, excluding run-off business, has expanded as a result of our strategy to develop new relationships with distributors, introduce new products and enter additional markets in Europe. In the aggregate, written premiums, gross of reinsurance and cancellations, in our payment protection insurance business increased by 29% from $351 million for the three months ended March 31, 2004 to $453 million for the three months ended March 31, 2005. This increase reflects strong growth due to new distribution relationships and increased penetration with current distribution relationships and favorable foreign exchange rate movements. Adjusted for changes in foreign exchange, the written premiums, gross of reinsurance and cancellations in our PPI business increased by 21% from $351 million for the three months ended March 31, 2004 to $424 million for the three months ended March 31, 2005.

Annuities. The results of our Retirement Income and Investments segment are affected primarily by interest rate fluctuations, crediting rates and the value of equity markets. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including crediting rates on spread-based products relative to our competitors, minimum guaranteed rates, surrender charge periods in fixed annuities as well guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Our deposits in fixed annuities decreased by 11% from $411 million for the three months ended March 31, 2004 to $364 million for the three months ended March 31, 2005 primarily due to pricing actions we have taken to reach targeted returns in the current low interest rate environment. We believe that a gradual increase in market interest rates will have a favorable impact on consumer demand for these products and improve our returns, and in recent quarters we have experienced improved spreads in these products. Our new deposits in variable annuities decreased by 29% from $250 million for the three months ended March 31, 2004 to

$178 million for the three months ended March 31, 2005. We believe this decline was primarily driven by a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We have introduced our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams at the end of an accumulation period. Our Income Distribution Series of variable annuity products and riders provide the contractholder with a guaranteed minimum income stream and an opportunity to participate in market appreciation, but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. Sales of these products increased by 105% from $42 million for the three months ended March 31, 2004 to $86 million for the three months ended March 31, 2005.

Mortgage insurance. The results of our Mortgage Insurance segment are affected by economic trends and trends in housing markets, including mortgage origination volume, interest rate trends, home price appreciation, levels of mortgage delinquencies as well as for our international mortgage insurance business, movements in foreign currency exchange rates. In the U.S., the private mortgage insurance market has experienced an overall decline in market size driven principally by increasing interest rates as well as the continued popularity of simultaneous second mortgages, or “80-10-10” loans, as an alternative to private mortgage insurance, resulting in a significant decrease in our U.S. new insurance written. Our U.S. new insurance written decreased by 16% from $6.8 billion for the three months ended March 31, 2004 to $5.7 billion for the three months ended March 31, 2005 related primarily to smaller market size, partially offset by ongoing progress in driving new sales through our customer segmentation strategy.

Our international mortgage insurance business has continued to expand and has had a favorable impact on our results of operations. International new insurance written increased by 30% from $10.9 billion for the three months ended March 31, 2004 to $14.2 billion for the three months ended March 31, 2005. This growth was due to continued flow business growth in the Canadian and Australian markets, as well as our selective expansion into the Australian prime bulk market. We expect that the growth of our international mortgage insurance business will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity in 2002 and 2003 and the significant expansion of our international business in recent years, as of March 31, 2005, approximately 79% of our U.S. risk in force and 71% of our international risk in force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to age.

Results of Operations

The following table sets forth our results of operations. The pro forma financial information reflects our results of operations as adjusted to reflect the various adjustments described in the Notes to Pro Forma Financial Information set forth above. The pro forma financial information principally reflects the exclusion, from our results of operations, of the results of the structured settlement, variable annuity and long-term care insurance in-force blocks that we ceded to UFLIC in connection with the reinsurance transactions; the exclusion from our results of operations of certain businesses, including the Affinity segment, and other assets and liabilities of GEFAHI that were not transferred to us in connection with our corporate reorganization; the inclusion in our results of operations of incremental interest expense associated with the consideration that we issued to GEFAHI in connection with our corporate reorganization, including $600 million of our Equity Units, $100 million of our Series A Preferred Stock and the issuance of $500 million of commercial paper; and the issuance of an aggregate of $1.9 billion of our 3-, 5-, 10-, and 30-year senior notes.

The revenues and benefits and expenses for the three months ended March 31, 2004, include the results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC through May 24,

2004, the date of our corporate reorganization. The results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC are not included in our results for the three months ended March 31, 2005.

	Three months ended March 31,		Pro forma
			Three months ended March 31, 2004
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$1,605	$1,722	$1,619
Net investment income	851	1,037	753
Net realized investment (losses) gains	(6)	16	15
Policy fees and other income	161	249	149

Total revenues	2,611	3,024	2,536

Benefits and expenses:
Benefits and other changes in policy reserves	1,075	1,351	1,080
Interest credited	340	396	323
Underwriting, acquisition and insurance expenses, net of deferrals	408	508	413
Amortization of deferred acquisition costs and intangibles	232	345	284
Interest expense	72	47	61

Total benefits and expenses	2,127	2,647	2,161

Earnings from continuing operations before income taxes	484	377	375
Provision for income taxes	162	117	121

Net earnings from continuing operations	$322	$260	$254

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health, payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased $117 million, or 7%, to $1,605 million for the three months ended March 31, 2005 from $1,722 million for the three months ended March 31, 2004. This decrease was the result of a $54 million decrease in our Affinity segment, a $42 million decrease in our Protection segment, a $33 million decrease in our Retirement Income and Investments segment and a $8 million decrease in our Corporate and Other segment, partially offset by a $20 million increase in our Mortgage Insurance segment. The decrease in our Affinity segment was attributable to our corporate reorganization in which we did not acquire the operations of this segment. The decrease in our Protection segment was primarily attributable to a decrease in premiums in our long-term care business (“LTC”) related to the reinsurance transactions with UFLIC and in the PPI business attributable to the continued run-off of low return books of business. The decrease in our Retirement Income and Investments segment was primarily attributable to our continued pricing discipline in our life-contingent structured settlements and income annuities and a low interest rate environment. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks. The increase in our Mortgage Insurance segment was primarily attributable to continued growth in our international mortgage insurance business.

Net investment income. Net investment income represents the income earned on our investments. Net investment income decreased $186 million, or 18%, to $851 million for the three months ended March 31, 2005 from $1,037 million for the three months ended March 31, 2004. This decrease in net investment income was primarily the result of an $11 billion, or 15%, decrease in average invested assets. This decrease in average invested assets is driven primarily by transfers of assets relating to the reinsurance transactions with UFLIC and our corporate reorganization, partially offset by growth in assets resulting from new production. The decrease was also due to a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.48% for the three months ended March 31, 2005 from 5.69% for the three months ended March 31, 2004. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio yields.

Net realized investment (losses) gains. Net realized investment (losses) gains represents gains and (losses) recognized on the sale of investments. We had net realized investment losses of $(6) million for the three months ended March 31, 2005 compared to gains of $16 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, gross realized gains and (losses) were $39 million and $(45) million, respectively. The realized gains for the three months ended March 31, 2005 were primarily attributable to sales of fixed maturities and equity securities. Realized losses for the three months ended March 31, 2005 included $34 million of impairments and $7 million from the sale of fixed maturities and equity securities. These impairments were primarily attributable to fixed maturities and other investments ($28 million and $5 million, respectively).

For the three months ended March 31, 2004, gross realized gains and (losses) were $27 million and $(11) million, respectively. The realized gains for the three months ended March 31, 2004 included gains from the sale of fixed maturity investments and gains from the sale of equity investments, primarily mutual funds ($18 million and $7 million, respectively). Realized losses for the three months ended March 31, 2004 included $5 million of impairments. These impairments were attributable to equity securities and other investments ($4 million and $1 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed on policyholders and contractholder account values, and commission income. Policy fees and other income decreased $88 million, or 35%, to $161 million for the three months ended March 31, 2005 from $249 million for the three months ended March 31, 2004. This decrease was primarily the result of a $67 million decrease in our Affinity segment and a $27 million decrease in our Retirement Income and Investments segment. The decrease in our Affinity segment was attributable to the impact of our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies, and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves decreased $276 million, or 20%, to $1,075 million for the three months ended March 31, 2005 from $1,351 million for the three months ended March 31, 2004. This decrease was attributable to a $186 million decrease in our Retirement Income and Investments segment, a $49 million decrease in our Affinity segment, a $22 million decrease in our Protection segment and a $18 million decrease in our Mortgage Insurance segment. The decreases in our Retirement Income and Investments and Protection segments were primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease in U.S. loss reserves driven by lower reported delinquencies in our U.S. mortgage insurance business.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $56 million, or 14%, to $340 million for the three months ended March 31, 2005 from $396 million for the three months ended March 31, 2004. This decrease was attributable to a $56 million decrease in our Retirement Income and Investments segment primarily attributable to the reinsurance transactions with UFLIC.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represents costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts. These costs decreased $100 million, or 20%, to $408 million for the three months ended March 31, 2005 from $508 million for the three months ended March 31, 2004. This decrease was attributable to a $74 million decrease in our Affinity segment, a $17 million decrease in our Corporate and Other segment and a $16 million decrease in our Retirement Income and Investments segment, partially offset by a $12 million increase in our Protection segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Corporate and Other segment was primarily attributable to a absence of overhead charges from our majority stockholder. The decrease in our Retirement Income and Investments segment was attributable to a decrease in expenses associated with the reinsurance transactions with UFLIC. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our PPI run-off block, partially offset by a $9 million increase due to the impact of foreign exchange rates and a decrease in our LTC business primarily attributable to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and the present value of future profits. Amortization of deferred acquisition costs and intangibles decreased $113 million, or 33%, to $232 million for the three months ended March 31, 2005 from $345 million for the three months ended March 31, 2004. This decrease was attributable to a $55 million decrease in our Protection segment, a $30 million decrease in our Retirement Income and Investments segment and a $29 million decrease in our Affinity segment. The decrease in our Protection segment was attributable to a decrease in our PPI business run-off blocks and a decrease in our LTC business primarily attributable to a decrease in lapses and the reinsurance transactions with UFLIC, partially offset by the unfavorable impact of foreign exchange rates. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $25 million, or 53%, to $72 million for the three months ended March 31, 2005 from $47 million for the three months ended March 31, 2004. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization, the Tax Matters Agreement we entered into with GE and an increase in interest paid on non-recourse funding agreements supporting certain life policies.

Provision for income taxes. Provision for income taxes increased $45 million, or 38%, to $162 million for the three months ended March 31, 2005 from $117 million for the three months ended March 31, 2004. The effective tax rate increased to 33.5% for the three months ended March 31, 2005 from 31.0% for the three months ended March 31, 2004. The increase in the effective tax rate was primarily attributable to an increase in pre-tax income in the current period and state tax benefits and dividend received deductions in the three months ended March 31, 2004 that did not recur in the three months ended March 31, 2005, partially offset by favorable examination developments.

Net earnings from continuing operations. Net earnings from continuing operations increased by $62 million, or 24%, to $322 million for the three months ended March 31, 2005 from $260 million for the three months ended March 31, 2004. This increase was the result of a $38 million increase in our Mortgage Insurance segment, a $29 million increase in our Retirement Income and Investments segment, a $15 million increase in our Protection segment, partially offset by a $22 million decrease in our Corporate and Other segment.

Results of Operations by Segment

Set forth below is financial information for each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance), together with our Corporate and Other segment and the Affinity segment. Set forth below also is pro forma financial information for our Protection, Retirement Income and Investments, Mortgage Insurance and Corporate and Other segments. Pro forma financial information is not provided for the Affinity segment because we did not retain that segment after our corporate reorganization. All pro forma segment information is prepared on the same basis as the segment information presented in our unaudited financial statements.

Protection segment

The following table sets forth the results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore its results are not included in our results after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are included in our results after that date. As a result of the foregoing, our results of operations for the three months ended March 31, 2005 are not comparable to our results of operations for the three months ended March 31, 2004. The pro forma results of operations for the three months ended March 31, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments to policy fees or other income interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC, and the Medicare supplement insurance policies UFLIC ceded to us in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense.

	Three months ended March 31,		Pro forma
			Three months ended March 31, 2004
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$1,128	$1,170	$1,121
Net investment income	314	309	281
Policy fees and other income	88	87	87

Total revenues	1,530	1,566	1,489

Benefits and expenses:
Benefits and other changes in policy reserves	738	760	694
Interest credited	90	90	90
Underwriting, acquisition and insurance expenses, net of deferrals	288	276	269
Amortization of deferred acquisition costs and intangibles	189	244	241
Interest expense	9	3	3

Total benefits and expenses	1,314	1,373	1,297

Earnings before income taxes	216	193	192
Provision for income taxes	77	69	69

Segment net earnings	$139	$124	$123

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums. Premiums decreased $42 million, or 4%, to $1,128 million for the three months ended March 31, 2005 from $1,170 million for the three months ended March 31, 2004. This decrease was primarily the result of a $32 million decrease in premiums in our LTC business relating primarily to the reinsurance transactions with UFLIC partially offset by growth in premiums and favorable experience on a block in which we have a reinsurance interest. A decrease of $28 million in PPI premiums, consisting of a decrease of $50 million on a constant currency basis ($90 million decrease in premiums in the U.K. market partially offset by a $40 million increase in Continental Europe), net of the favorable impact of changes in foreign exchange rates of $22 million, also contributed to the overall decrease. The decrease in the U.K. market was attributable to the continued run-off of low return books of business. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets. The decreases in our PPI and LTC businesses were partially offset by an $11 million increase in life insurance premiums relating to growth of the term life insurance in-force block and a $7 million increase in our group premiums relating to an increase in non-medical insurance sales and improving lapse rates.

Net investment income. Net investment income increased $5 million, or 2%, to $314 million for the three months ended March 31, 2005 from $309 million for the three months ended March 31, 2004. This increase, which included $2 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by a decrease in weighted average investment yields. The increase in average invested assets was the result of new assets backing growth of our life and LTC in-force block and assets purchased using proceeds from our issuance of non-recourse funding obligations. This increase was partially offset by transfers of assets relating to the reinsurance transactions with UFLIC. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates partially offset by increasing yields on floating-rate assets previously purchased using proceeds of our issuance of non-recourse funding obligations.

Policy fees and other income. Policy fees and other income increased $1 million, or 1%, to $88 million for the three months ended March 31, 2005 and from $87 million for the three months ended March 31, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $22 million, or 3%, to $738 million for the three months ended March 31, 2005 from $760 million for the three months ended March 31, 2004. The decrease was primarily the result of a $20 million decrease in our LTC business relating primarily to the UFLIC reinsurance transactions, partially offset by an increase in incurred claims associated with the aging of the in-force block and a $15 million decrease in our PPI business associated with a decrease in claims in our run-off business, partially offset by $4 million of unfavorable impacts of foreign exchange rates. These decreases were partially offset by increases of $11 million in our life insurance business primarily attributable to growth of the term life insurance block as well as unfavorable universal life insurance mortality.

Interest credited. Interest credited remained unchanged at $90 million for the three months ended March 31, 2005 and 2004.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $12 million, or 4%, to $288 million for the three months ended March 31, 2005 from $276 million for the three months ended March 31, 2004. The increase was primarily due to a $19 million increase in our PPI business relating to an increase in commissions and other expenses in our run-off block and an increase of $9 million due to the impact of foreign exchange rates. The increase was also attributable to an increase of $5 million in our life insurance business primarily related to lower deferrals on higher levels of new sales and an increase of $3 million in our Group business related primarily to expense favorability in the three months ended March 31, 2004 that did not recur in 2005. This increase was partially offset by a decrease of $15 million in our LTC business related to the reinsurance transactions with UFLIC and the non-recurrence of a 2004 shift in our distribution mix toward independent producers and away from dedicated sales specialists, which resulted in an increase in non-deferrable commission expense.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $55 million, or 23%, to $189 million for the three months ended March 31, 2005 from $244 million for the three months ended March 31, 2004. This decrease was primarily the result of a $37 million decrease in our PPI business attributable to our run-off block including a $9 million unfavorable impact of foreign exchange rates, and a $10 million decrease in our LTC business primarily attributable to lower terminations as well as the reinsurance transactions with UFLIC. This decrease also includes a $9 million decrease in our life business related to unfavorable mortality in universal life and favorable persistency on our term life in-force block, both of which contributed to lower amortization.

Interest expense. Interest expense increased by $6 million to $9 million for the three months ended March 31, 2005 from $3 million for the three months ended March 31, 2004. This increase was primarily the result of an increase in average yields paid on non-recourse funding obligations supporting certain term life insurance policies and an issuance of additional obligations in the fourth quarter of 2004.

Provision for income taxes. Provision for income taxes increased $8 million, or 12%, to $77 million for the three months ended March 31, 2005 from $69 million for the three months ended March 31, 2004. The effective tax rate decreased to 35.6.% for the three months ended March 31, 2005 from 35.8% for the three months ended March 31, 2004.

Segment net earnings. Segment net earnings increased by $15 million, or 12%, to $139 million for the three months ended March 31, 2005 from $124 million for the three months ended March 31, 2004. This increase was primarily attributable to an $11 million increase in the net earnings of our life insurance business relating to the growth of the in-force block. Also contributing to the overall increase was a $2 million increase in the net earnings of our LTC business, which was attributable to favorable experience on a block in which we have a reinsurance interest, as well as a $2 million increase in our PPI business.

Retirement Income and Investments segment

The following table sets forth the results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and therefore their results are not included in our results after that date. As a result of the foregoing, our results of operations for the three month period ended March 31, 2005 are not comparable to our results of operations for the three months ended March 31, 2004. The pro forma results of operations for the three months ended March 31, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums.

	Three months ended March 31,		Pro forma
			Three months ended March 31, 2004
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$244	$277	$277
Net investment income	433	617	377
Policy fees and other income	58	85	52

Total revenues	735	979	706

Benefits and expenses:
Benefits and other changes in policy reserves	308	494	338
Interest credited	250	306	233
Underwriting, acquisition and insurance expenses, net of deferrals	59	75	61
Amortization of deferred acquisition costs and intangibles	27	57	28
Interest expense	—	—	—

Total benefits and expenses	644	932	660

Earnings before income taxes	91	47	46
Provision for income taxes	31	16	16

Segment net earnings	$60	$31	$30

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums. Premiums decreased $33 million, or 12%, to $244 million for the three months ended March 31, 2005 from $277 million for the three months ended March 31, 2004. This decrease was primarily the result of a $33 million decrease in premiums attributable to lower sales from our continued pricing discipline in our life-contingent structured settlements and income annuities, competitive pressures and a low interest rate environment.

Net investment income. Net investment income decreased $184 million, or 30%, to $433 million for the three months ended March 31, 2005 from $617 million for the three months ended March 31, 2004. This decrease was primarily attributable to a decrease in investment income on variable annuities and structured settlements due to the reinsurance transactions with UFLIC which resulted in an overall decrease in invested assets. This decrease was partially offset by an increase in investment income related to bond calls, prepayments and recoveries.

Policy fees and other income. Policy fees and other income decreased $27 million, or 32%, to $58 million for the three months ended March 31, 2005 from $85 million for the three months ended March 31, 2004. The decrease in fee income of $33 million was primarily attributable to the reinsurance transactions with UFLIC. This decrease was partially offset by a $8 million increase in fee income attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $186 million, or 38%, to $308 million for the three months ended March 31, 2005 from $494 million for the three months ended March 31, 2004. This decrease was primarily the result of a $156 million decrease related to the reinsurance transactions with UFLIC and a $33 million decrease in life-contingent structured settlements and income annuity reserves attributable to lower sales of these products.

Interest credited. Interest credited decreased $56 million, or 18%, to $250 million for the three months ended March 31, 2005 from $306 million for the three months ended March 31, 2004. This decrease was primarily the result of a $73 million decrease in interest credited related to the reinsurance transactions with

UFLIC. This decrease was partially offset by a $16 million increase in interest credited on spread-based institutional products due to higher average interest crediting rates on floating rate funding agreements.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $16 million, or 21%, to $59 million for the three months ended March 31, 2005 from $75 million for the three months ended March 31, 2004. The decrease was primarily attributable to a $14 million decrease in expenses associated with the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $30 million, or 53%, to $27 million for the three months ended March 31, 2005 from $57 million for the three months ended March 31, 2004. This decrease was primarily the result of a $29 million decrease relating to the reinsurance transactions with UFLIC.

Provision for income taxes. Provision for income taxes increased $15 million, or 94%, to $31 million for the three months ended March 31, 2005 from $16 million for the three months ended March 31, 2004. The effective tax rate increased to 34.1% for the three months ended March 31, 2005 from 34.0% for the three months ended March 31, 2004. The increase in the effective tax rate was primarily attributable to an increase in pre-tax income, partially offset by favorable examination developments and increased benefits related to dividends received.

Segment net earnings. Segment net earnings increased by $29 million, or 94%, to $60 million for the three months ended March 31, 2005 from $31 million for the three months ended March 31, 2004. This increase was primarily the result of improved investment spreads, which included higher bond calls, prepayments and recoveries, as well as growth in special and fee income attributed to growth in average assets under management.

Mortgage Insurance segment

The following table presents the historical results of operations relating to our Mortgage Insurance segment. There are no pro forma adjustments to the Mortgage Insurance segment’s results of operations.

	Three months ended March 31,
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$215	$195
Net investment income	69	60
Policy fees and other income	10	8

Total revenues	294	263

Benefits and expenses:
Benefits and other changes in policy reserves	21	39
Underwriting, acquisition and insurance expenses, net of deferrals	59	64
Amortization of deferred acquisition costs and intangibles	11	12

Total benefits and expenses	91	115

Earnings before income taxes	203	148
Provision for income taxes	62	45

Segment net earnings	$141	$103

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums. Premiums increased $20 million, or 10%, to $215 million for the three months ended March 31, 2005 from $195 million for the three months ended March 31, 2004. This increase was primarily the result of a $28 million increase in premiums in our international mortgage insurance business, $6 million of which was attributable to changes in foreign exchange rates. The increase was driven by the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. In addition, our international premiums increased approximately $10 million as a result of the release of unearned premium reserves on our single premium product relating to the completion of a European cancellation study. Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premium in income over time in accordance with the expected expiration of risk. As of March 31, 2005, our unearned premium reserves were $1.6 billion. The increase in international premiums was offset, in part, by an $8 million decrease in U.S. mortgage insurance premiums as a result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written.

Net investment income. Net investment income increased $9 million, or 15%, to $69 million for the three months ended March 31, 2005 from $60 million for the three months ended March 31, 2004. The increase was primarily the result of a $9 million increase in investment income in our international business related to growth in invested assets, $2 million of which was attributable to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $2 million, or 25%, to $10 million for the three months ended March 31, 2005 from $8 million for the three months ended March 31, 2004. This increase was primarily the result of increased fees for contract underwriting services and other income in our U.S. mortgage insurance segment.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $18 million, or 46%, to $21 million for the three months ended March 31, 2005 from $39 million for the three months ended March 31, 2004. This decrease was primarily attributable to a $23 million decrease in U.S. loss reserves primarily attributable to the favorable impact of lower reported delinquencies in our U.S. mortgage insurance business and a decline in policy reserves in our international mortgage insurance business due to favorable developments in our average reserve per delinquency. These decreases were partially offset by an $8 million increase in paid claims on U.S. flow insurance and an increase in reserves principally attributable to increased delinquencies in our international mortgage insurance in-force block.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, decreased $5 million, or 8%, to $59 million for the three months ended March 31, 2005 from $64 million for the three months ended March 31, 2004. This decline was primarily attributable to a decrease in underwriting expenses and lower administrative costs in our U.S. mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $1 million, or 8%, to $11 million for the three months ended March 31, 2005 from $12 million for the three months ended March 31, 2004.

Provision for income taxes. Provision for income taxes increased $17 million, or 38%, to $62 million for the three months ended March 31, 2005 from $45 million for the three months ended March 31, 2004. The effective tax rate increased to 30.5% for the three months ended March 31, 2005 from 30.4% for the three months ended March 31, 2004. The increase in the effective tax rate was primarily attributable to an increase in foreign income, which is taxed at a higher worldwide rate than U.S. income. Our Mortgage Insurance segment’s effective tax rate is lower than the statutory rate primarily as the result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $38 million, or 37%, to $141 million for the three months ended March 31, 2005 from $103 million for the three months ended March 31, 2004. The increase in segment net earnings was primarily attributable to a $25 million increase, $4 million of which was due to changes in foreign exchange rates, in our international mortgage insurance business, resulting from higher levels of insurance in force and invested assets and the release of unearned premium reserves relating to updated cancellation data. The increase in segment net earnings was also the result of a $13 million increase in our U.S.

mortgage insurance net earnings, attributable to a decrease in U.S. loss reserves related to favorable delinquency experience and a decrease in underwriting expenses and administrative costs. These decreases were offset in part by a decrease in U.S. premiums, attributable to the decline in our in-force block due to an excess of policy cancellations over new insurance written.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Pro forma financial information is not presented for the Affinity segment because we did not acquire any of the Affinity segment businesses from GEFAHI. Accordingly, the results of the Affinity segment are included in our results of operations through May 24, 2004 but excluded thereafter.

	Three months ended March 31,
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$—	$54
Net investment income	—	18
Policy fees and other income	—	67

Total revenues	—	139

Benefits and expenses:
Benefits and other changes in policy reserves	—	49
Underwriting, acquisition and insurance expenses, net of deferrals	—	74
Amortization of deferred acquisition costs and intangibles	—	29

Total benefits and expenses	—	152

Loss before income taxes	—	(13)
Benefit from income taxes	—	(11)

Segment net loss	$—	$(2)

Corporate and Other segment

The following table sets forth the results of operations relating to our Corporate and Other segment. There were no pro forma adjustments to premiums or policy fees and other income because there are no premiums or policy fees and other income in the Corporate and Other segment that were ceded to UFLIC in connection with the reinsurance transactions. Pro forma net investment income is different from our historical net investment income primarily as a result of net investment income earned on excess surplus assets that were transferred from the Protection and Retirement Income and Investments segments to the Corporate and Other segment in 2004, offset in part by a decrease attributable to reduced net investment income related to the $1.836 billion capital contribution that we made to UFLIC in connection with our corporate reorganization. Pro forma revenues are different from our historical revenues primarily as a result of the adjustments to net investment income due to the transfer of assets from the Protection and Retirement Income and Investments segments as discussed above, partially offset by the exclusion from our results of operations of net realized investment gains (losses) related to the long-term care insurance, structured settlement and variable annuity blocks we ceded to UFLIC in connection with the reinsurance transactions and net realized investment gains (losses) related to the Affinity segment. Pro forma benefits and expenses are different from our historical benefits and expenses primarily as a result of the interest expense attributable to our revised debt structure following the completion of the IPO, including the offerings of senior notes and commercial paper.

	Three months ended March 31,		Pro forma
			Three months ended March 31, 2004
(Dollar amounts in millions)	2005	2004
Revenues:
Premiums	$18	$26	$26
Net investment income	35	33	35
Net realized (losses) gains on investment securities	(6)	16	15
Policy fees and other income	5	2	2

Total revenues	52	77	78

Benefits and expenses:
Benefits and other changes in policy reserves	8	9	9
Underwriting, acquisition and insurance expenses, net of deferrals	2	19	19
Amortization of deferred acquisition costs and intangibles	5	3	3
Interest expense	63	44	58

Total benefits and expenses	78	75	89

(Loss) earnings before income taxes	(26)	2	(11)
Benefit from income taxes	(8)	(2)	(9)

Segment net (loss) earnings	$(18)	$4	$(2)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums. Premiums decreased $8 million, or 31%, to $18 million for the three months ended March 31, 2005 from $26 million for the three months ended March 31, 2004. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment income increased $2 million, or 6%, to $35 million for the three months ended March 31, 2005 from $33 million for the three months ended March 31, 2004. The increase in net investment income was driven primarily by higher yields on short term investments and increased income from partnership investments, partially offset by a decrease in investment income related to a decline in assets in two consolidated securitization entities.

Net realized investment (losses) gains. See the comparison of this line under “Results of Operations”.

Policy fees and other income. Policy fees and other income increased $3 million to $5 million for the three months ended March 31, 2005 from $2 million for the three months ended March 31, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $1 million, or 11% to $8 million for the three months ended March 31, 2005 from $9 million for the three months ended March 31, 2004.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, primarily consists of expenses of our Bermuda reinsurer, Mexico auto insurer and corporate expenses that are not allocated for segment reporting purposes. These corporate expenses include items such as class-action litigation settlements, advertising and marketing costs, severance and restructuring charges and other corporate-level expenses. Underwriting, acquisition and insurance expenses, net of deferrals decreased $17 million to $2 million for the three months ended March 31, 2005 from $19 million for the three months ended March 31, 2004. This decrease was primarily attributable to a $10 million decrease in overhead charges from our majority stockholder, and a $5 million decrease related to certain employee benefits.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $2 million to $5 million for the three months ended March 31, 2005 from $3 million for the three months ended March 31, 2004.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $19 million, or 43%, to $63 million for the three months ended March 31, 2005 from $44 million for the three months ended March 31, 2004. This increase was primarily the result of $16 million of interest expense associated with the change in our debt structure as a result of our corporate reorganization and the Tax Matters agreement we entered into with GE.

Benefit from income taxes. Benefit from income taxes increased $6 million to $(8) million for the three months ended March 31, 2005 from $(2) million for the three months ended March 31, 2004. This increased benefit was primarily the result of the pre-tax loss in the current period, which was offset by state tax benefits and dividends received deductions in the three months ended March 31, 2004 that did not recur in the three months ended March 31, 2005.

Segment net (loss) earnings. Segment net (loss) earnings decreased $22 million to ($18) million for the three months ended March 31, 2005 from $4 million for the three months ended March 31, 2004. The decrease in net earnings was primarily attributable to an increase in interest expense relating to the change in debt structure associated with our corporate reorganization and an increase in investment impairment charges in the three months ended March 31, 2005, partially offset by a decrease in overhead charges from our majority stockholder and certain employee benefits.

Liquidity and Capital Resources

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations, including payments of principal and interest on the notes.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contract adjustment payments on our Equity Units, contributions to subsidiaries, and, potentially, acquisitions. We currently pay quarterly cash dividends on our common stock at the rate of $0.065 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, earnings, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

In the fourth quarter of 2004, we declared common stock dividends of $32 million which were paid in the first quarter of 2005. During the first quarter of 2005, we declared common stock dividends of $31 million to be paid during the second quarter of 2005.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings. Based on statutory results as of December 31, 2004, our subsidiaries could pay dividends of $1,450 million to us in 2005 without obtaining regulatory approval. In the first quarter of 2005 we received $275 million in dividends from our insurance subsidiaries. In connection with our secondary offering completed on March 30, 2005, we repurchased 19.4 million shares of our Class B Common Stock directly from our majority stockholder, for an aggregate price of $500 million.

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collaterized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At March 31, 2005, the fair value of the securities pledged under the repurchase program totaled $212 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

As of March 31, 2005, we had approximately $2.7 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $2.7 billion aggregate amount outstanding as of March 31, 2005, $1.7 billion had put option features, including $1.3 billion with put options features of 90 days and $0.4 billion with put options of 180 days. GE Capital has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of March 31, 2005, $0.6 billion of our outstanding floating-rate funding agreements have final maturities on or before June 30, 2005.

As described in Note 8 to the financial statements, on April 21, 2005, we entered into a five-year revolving credit facility, which matures in April, 2010, replacing our 364-day credit facility, which was scheduled to mature on May 27, 2005. In addition to the five-year facility maturing in April, 2010, we also have a $1.0 billion five-year revolving credit facility that matures in May 2009. We have utilized $170 million of the commitment under the facility maturing in May, 2009 with the issuance of a letter of credit for the benefit of our mortgage insurance subsidiary.

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

Net cash provided by operating activities was $933 million and $1,219 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of our products and services. The decrease in cash from operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 of $286 million was primarily the result of the timing of cash settlement for other assets and liabilities.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(656) million and $(1,008) million for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash from investing activities for the three months ended March 31, 2005 compared to March 31, 2004, of $352 million was primarily the result of a $489 million decrease in net investment purchases.

Net cash from financing activities was $(775) million and $30 million for the three months ended March 31, 2005 and 2004, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The $805 million decrease in net cash from financing activities for the three months ended March 31, 2005, compared to the three months ended March 31,

2004, was primarily the result of $500 million in cash paid for our Class B Common Stock repurchase in March 2005 and a reduction in short-term borrowings during the period.

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

Historically, our insurance subsidiaries have used cash flow from operations and sales of investment securities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities derive from premiums, annuity deposits and policy and contract fees and other income, including commissions, cost of insurance charges, mortality charges, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, sales of invested assets and investment income.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities, cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of March 31, 2005, our total cash and invested assets was $66.7 billion.

Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests, and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash and invested assets as of March 31, 2005.

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

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its estimated fair value. Estimated fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The estimated fair value of infrequently traded securities as of March 31, 2005 was approximately $12 billion.

For the three months ended March 31, 2005 and 2004, we recognized impairment losses of $34 million and $5 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio for reasons such as credit quality, yield and liquidity requirements and portfolio diversification. For the three months ended March 31, 2005, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $7 million. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2005 was $677 million, which was approximately 99% of book value.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2005:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government and agencies	$134	$131	$(3)	2.2%	20
State and municipal	502	499	(3)	0.6%	121
Government—non U.S.	422	417	(5)	1.2%	84
U.S. corporate	5,311	5,210	(101)	1.9%	534
Corporate—non U.S.	2,243	2,199	(44)	2.0%	265
Public utilities	1,116	1,101	(15)	1.3%	123
Mortgage and asset backed	4,408	4,362	(46)	1.0%	404

Total fixed maturities	14,136	13,919	(217)	1.5%	1,551
Equity securities	1	1	—	—%	8

Total temporarily impaired securities	$14,137	$13,920	$(217)	1.5%	1,559

% Below cost—fixed maturities:
<20% Below cost	$14,087	$13,882	$(205)	1.5%	1,541
20-50% Below cost	49	37	(12)	24.5%	6
>50% Below cost	—	—	—	—%	4

Total fixed maturities	14,136	13,919	(217)	1.5%	1,551

% Below cost—equity securities:
<20% Below cost	1	1	—	—%	7
20-50% Below cost	—	—	—	—%	—
>50% Below cost	—	—	—	—%	1

Total equity securities	1	1	—	—%	8

Total temporarily impaired securities	$14,137	$13,920	$(217)	1.5%	1,559

Investment grade	$13,350	$13,162	$(188)	1.4%	1,382
Below investment grade	718	690	(28)	3.9%	156
Not Rated—Fixed maturities	68	67	(1)	1.5%	14
Not Rated—Equity securities	1	1	—	—%	7

Total temporarily impaired securities	$14,137	$13,920	$(217)	1.5%	1,559

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government and agencies	$13	$13	$—	—%	3
State and municipal	4	3	(1)	25.0%	2
Government—non U.S.	294	288	(6)	2.0%	20
U.S. corporate	1,032	961	(71)	6.9%	152
Corporate—non U.S.	515	501	(14)	2.7%	76
Public utilities	194	185	(9)	4.6%	25
Mortgage and asset backed	756	733	(23)	3.0%	127

Total fixed maturities	2,808	2,684	(124)	4.4%	405
Equity securities	17	15	(2)	11.8%	25

Total temporarily impaired securities	$2,825	$2,699	$(126)	4.5%	430

% Below cost—fixed maturities:
<20% Below cost	$2,721	$2,624	$(97)	3.6%	372
20-50% Below cost	79	57	(22)	27.8%	20
>50% Below cost	8	3	(5)	62.5%	13

Total fixed maturities	2,808	2,684	(124)	4.4%	405

% Below cost—equity securities:
<20% Below cost	16	14	(2)	12.5%	9
20-50% Below cost	1	1	—	—%	8
>50% Below cost	—	—	—	—%	8

Total equity securities	17	15	(2)	11.8%	25

Total temporarily impaired securities	$2,825	$2,699	$(126)	4.5%	430

Investment grade	$2,513	$2,432	$(81)	3.2%	334
Below investment grade	311	266	(45)	14.5%	87
Not Rated—Fixed maturities	1	1	—	—%	1
Not Rated—Equity securities	—	—	—	—%	8

Total temporarily impaired securities	$2,825	$2,699	$(126)	4.5%	430

The investment securities in an unrealized loss position for less than twelve months account for $217 million, or 63%, of our total unrealized losses. Of the securities in this category, there were three securities with an unrealized loss in excess of $5 million. These three securities had aggregate unrealized losses of $19 million. The amount of the unrealized loss on these securities is driven primarily by the relative size of the holdings, the par values of which range from $30 million to $145 million, and by their maturities.

The investment securities in an unrealized loss position for twelve months or more account for $126 million, or 37%, of our total unrealized losses. Of the securities in this category there were three single issuers with an unrealized loss in excess of $5 million. There are 201 fixed maturities in six industry groups that account for $81 million, or 64%, of the unrealized losses in this category.

Eighty-six of these 201 securities are in the finance and insurance sector. Within this sector, no single issuer has unrealized losses greater than $5 million. The unrealized losses of these securities are due to higher short-term and intermediate term interest rates for the quarter ended March 31, 2005.

Twenty-eight of these 201 securities are in the transportation sector and are related to the airline industry, of which there is one issuer with an unrealized loss in excess of $5 million. All of our airline securities, with one exception, are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values. In accordance with our impairment policy described above, we recognized $9 million of impairments for the three months ended March 31, 2005 and less than $1 million for the three months ended March 31, 2004. These holdings were written down to the estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft.

Thirty-five of these 201 securities are in the consumer non-cyclical sector, of which there was no single issuer with unrealized losses in excess of $5 million. Within this sector, there are two issuers, comprising twelve of the thirty-five securities, which represent $3 million of the unrealized losses in this sector. These two issuers are current on all terms and are not considered at risk of impairment. Each of the other securities in this sector have unrealized losses of less than $1 million.

Twenty-one of these 201 securities are in the technology and communication sectors, of which there was one issuer with unrealized losses in excess of $5 million. This issuer is performing as expected. The aggregate par value of securities from this issuer was $62 million. No other single issuer of fixed-maturities in this sector has an unrealized loss of greater than $5 million.

The remaining thirty-one of these 201 securities are in other industry sectors, of which one issuer had an unrealized loss of greater than $5 million. The amount of the unrealized loss on this issuer is driven primarily by the relative size of the holding; the par value for the issuer is $37 million. The issuer is performing as expected. No other single issuer of fixed-maturities in these sectors has an unrealized loss of greater than $5 million.

The equity securities in an unrealized loss position for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single issuer had an unrealized loss of greater than $2 million as of March 31, 2005.

Securitization Entities

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of March 31, 2005 and December 31, 2004 were $1.5 billion and $1.6 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no securitization transactions executed in the three months ended March 31, 2005 and 2004.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of March 31, 2005, we provided limited recourse for a maximum of $119 million of credit losses. To date we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

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

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $14 million of revenue, $1 million of general expenses and $10 million of interest expense associated with these newly consolidated entities in our historical financial statements for the three months ended March 31, 2005. For the three months ended March 31, 2004, we included $17 million of revenue, $1 million of general expenses and $12 million of interest expense associated with these entities in our historical financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Statement of Financial Position, which are part of our Corporate and Other segment as of March 31, 2005 and December 31, 2004:

(Dollar amounts in millions)	March 31, 2005	December 31, 2004
Assets:
Restricted investments held by securitization entities	$815	$860
Other assets	36	24

Total(1)	$851	$884

Liabilities:
Borrowings related to securitization entities	$813	$849
Other liabilities	13	3

Total	$826	$852

(1)	Includes $29 million and $31 million of retained interests in securitized assets as of March 31, 2005 and December 31, 2004, respectively, that are consolidated.

New Accounting Standards

Accounting pronouncements not yet adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Share-Based Payments—an amendment of FASB Statements No. 123 and 95, which we will adopt on January 1, 2006. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial condition.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of March 31, 2005, and December 31, 2004, was $65 billion and $65 billion, respectively, of which 81% and 80%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuations on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical financial statements. We currently do not hedge this exposure. For the three months ended March 31, 2005 and 2004, 30% and 32%, respectively, of our net earnings from continuing operations were generated by our international operations.

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

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, currency exchange rates and equity market prices.

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would decrease the market value of our fixed income securities portfolio by approximately $2.8 billion, based on our securities positions as of March 31, 2005.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of March 31, 2005, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of March 31, 2005, that such a decrease would have an insignificant effect on our net earnings from continuing operations for the year ended December 31, 2005.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $5 million, based on our equity positions as of March 31, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

Counterparty credit risk

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below Moody’s “A3” or S&P’s “A–.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A3” by Moody’s and “A-” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1” and the credit limit for these transactions is $150 million per counterparty. The decline in our exposure to Aaa-rated counterparties from 88% as of December 31, 2004 to 66% as of March 31, 2005 was attributable to a downgrade of our largest counterparty to Aa in March 2005. This counterparty provided additional collateral on April 4, 2005 pursuant to the underlying agreement.

The following table sets forth an analysis of our counterparty credit risk exposures percentages net of collateral held as of the dates indicated:

Moody’s Rating	March 31, 2005	December 31, 2004
Aaa	66%	88%
Aa	34%	10%
A	—%	2%

	100%	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, on April 29, 2005, General Electric Company (“GE”) received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the SEC’s subpoena. Additionally, one of our subsidiaries on May 9, 2005 received an information request from the State of Delaware Department of Insurance on the same general subject. In the United Kingdom, the Financial Services Authority has initiated an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. We are also cooperating with respect to these industry-wide regulatory inquiries.

This industry scrutiny also includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and the failure to disclose, contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of insurance products and the use of captive reinsurance arrangements. We have not received a subpoena or inquiry from the State of New York with respect to these matters. However, as part of industry-wide inquiries in this regard, we have received inquiries and informational requests with respect to some of these matters from other federal and state regulatory authorities. We have responded to these inquiries and informational requests and will continue to cooperate with these regulatory authorities.

Recent industry-wide inquiries also include those regarding market timing and late trading in variable annuity contracts, variable annuity sales practices/exchanges, and electronic communication document retention practices. In this regard, we responded in late 2003 to a New York State Attorney General subpoena regarding market timing and late trading in variable products and mutual funds. We have not received any further inquiries from the New York State Attorney General regarding these matters, although we received inquiries and informational requests regarding these matters from other federal and state regulatory authorities. We have responded to these inquiries, follow-up inquiries and informational requests and will continue to cooperate with these regulatory authorities.

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

Except as described below, there have been no material developments in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition there were no new material legal proceedings during the quarter.

One of our insurance subsidiaries is named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies from that subsidiary and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis with respect to the insurance subsidiary named in the lawsuit. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 500 policies from the class action settlement. At that time, we accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. In the first quarter of 2005, we reached an agreement to settle one of those six lawsuits. Early in the second quarter of 2005, we reached an agreement in principle to settle the remaining five lawsuits, along with the threatened claims of other policyholders who, together with the plaintiffs in the five lawsuits, had excluded approximately 200 policies from the class action settlement.

One of our insurance subsidiaries is a defendant in six lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. In October 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC (as defined below). Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. The six cases are Monger v. Allen, Maynard and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004),

Clark v. Allen, 66 et al. (filed June 25, 2004) and Rivers v. Allen, et al. (filed February 11, 2005). The Monger and Hanrick cases have been settled. The remaining four cases were settled in principle early in the second quarter of 2005. Additionally, in the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of a putative class of individuals who had dealings with Allen and Maynard. At that time we accrued a reserve for the settlement in principle. In the first quarter of 2005, the settlement in principle became part of the resolution of the case captioned Masters v. Allen, et al., originally filed in the state court of Cumberland County, North Carolina on October 9, 2003, which added GE Life and Annuity Assurance Company and General Electric Capital Assurance Company, two of our insurance subsidiaries, as defendants pursuant to a February 28, 2005 order of the court allowing the amendment of the complaint. On May 6, 2005, the court gave final approval to the settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	—	$—	—	$—
February 1, 2005 through February 28, 2005	—	$—	—	—
March 1, 2005 through March 31, 2005	19,371,586	$25.811	19,371,586	—

Total	19,371,586		19,371,586	$—

(1)	On March 14, 2005, we entered into a stock purchase agreement with GE, our majority stockholder, pursuant to which we agreed to purchase from GE $500 million of our Class B Common Stock at a price per share equal to the net proceeds per share that GE received from the underwriters in a secondary offering of our common stock by GE. The secondary offering was consummated on March 30, 2005, and on that date, pursuant to the stock purchase agreement, we repurchased 19,371,586 shares of Class B Common Stock at a price of $25.811 per share.

Item 6. Exhibits

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: May 10, 2005
	By:	/S/ RICHARD P. MCKENNEY
Richard P. McKenney Senior Vice President—Chief Financial Officer Duly Authorized Officer and Principal Financial Officer