Form 10-Q
period 2005-06-30
GENWORTH FINANCIAL INC
filed 2005-07-29
CIK 1276520

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At July 25, 2005, 227,486,666 shares of Class A Common Stock, par value $0.001 per share, and 243,216,559 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF EARNINGS

(Dollar amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Premiums	$1,614	$1,708	$3,219	$3,430
Net investment income	842	1,001	1,693	2,038
Net realized investment gains (losses)	—	8	(6)	24
Policy fees and other income	154	204	315	453

Total revenues	2,610	2,921	5,221	5,945

Benefits and expenses:
Benefits and other changes in policy reserves	1,051	1,290	2,126	2,641
Interest credited	347	364	687	760
Underwriting, acquisition, and insurance expenses, net of deferrals	498	511	935	1,034
Amortization of deferred acquisition costs and intangibles	233	270	436	600
Interest expense	69	47	141	94

Total benefits and expenses	2,198	2,482	4,325	5,129

Earnings from continuing operations before income taxes and accounting change	412	439	896	816
Provision for income taxes	127	171	289	288

Net earnings from continuing operations before accounting change	285	268	607	528
Gain on sale of discontinued operations, net of taxes	—	—	—	7

Net earnings before accounting change	285	268	607	535
Cumulative effect of accounting change, net of taxes	—	—	—	5

Net earnings	$285	$268	$607	$540

Earnings per common share:
Basic	$0.61	$0.55	$1.27	$1.10

Diluted	$0.60	$0.55	$1.25	$1.10

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF FINANCIAL POSITION

(Dollar amounts in millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$53,419	$52,424
Equity securities available-for-sale, at fair value	359	374
Mortgage and other loans, net of valuation allowance of $57 and $52	6,859	6,051
Policy loans	1,233	1,224
Short-term investments	27	247
Restricted investments held by securitization entities	781	860
Other invested assets	3,669	3,996

Total investments	66,347	65,176
Cash and cash equivalents	1,518	1,963
Accrued investment income	759	733
Deferred acquisition costs	5,165	5,020
Intangible assets	778	780
Goodwill	1,454	1,465
Reinsurance recoverable	18,526	18,535
Other assets ($40 and $24 restricted in securitization entities)	1,210	1,322
Separate account assets	8,731	8,884

Total assets	$104,488	$103,878

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$62,519	$61,698
Liability for policy and contract claims	3,343	3,329
Unearned premiums	3,417	3,597
Other policyholder liabilities	682	638
Other liabilities ($15 and $3 restricted in securitization entities)	5,609	6,792
Non-recourse funding obligations	1,100	900
Short-term borrowings	529	559
Long-term borrowings	2,416	2,442
Senior notes underlying equity units	600	600
Preferred stock	100	100
Deferred tax liability	1,182	624
Borrowings related to securitization entities	754	849
Separate account liabilities	8,731	8,884

Total liabilities	90,982	91,012

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value; 1.5 billion shares authorized; 246.9 million shares issued and 227.5 outstanding	—	—
Class B Common Stock, $0.001 par value; 700 million shares authorized; 243.2 million shares issued and outstanding	—	—
Additional paid-in capital	10,651	10,612

Accumulated non-owner changes in stockholders’ interest:
Net unrealized investment gains	1,538	1,019
Derivatives qualifying as hedges	406	268
Foreign currency translation adjustments	220	322

Total accumulated non-owner changes in stockholders’ interest	2,164	1,609
Retained earnings	1,191	645
Treasury stock, at cost (19.4 million shares as of June 30, 2005)	(500)	—

Total stockholders’ interest	13,506	12,866

Total liabilities and stockholders’ interest	$104,488	$103,878

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$607	$540
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of investment discounts and premiums	33	19
Net realized investment losses (gains)	6	(24)
Charges assessed to policyholders	(152)	(141)
Acquisition costs deferred	(566)	(454)
Amortization of deferred acquisition costs and intangibles	436	600
Deferred income taxes	218	(1,046)
Corporate overhead allocation	—	14
Cumulative effect of accounting change, net of taxes	—	(5)
Gain on sale of discontinued operations, net of taxes	—	(7)
Change in certain assets and liabilities:
Accrued investment income and other assets, net	139	432
Insurance reserves	1,183	1,368
Other liabilities and other policy-related balances	(403)	154
Tax liabilities	(53)	881

Net cash from operating activities	1,448	2,331

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	2,086	2,960
Mortgage, policy and other loans	432	449
Other invested assets	24	28
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	2,310	2,412
Other invested assets	80	124
Purchases and originations of investments:
Fixed maturities and equity securities	(4,907)	(7,212)
Mortgage, policy and other loans	(1,258)	(587)
Other invested assets	(111)	(134)
Payments for businesses purchased, net of cash acquired	—	(9)
Proceeds from the sale of discontinued operations	—	10
Short-term investment activity, net	220	(232)

Net cash from investing activities	(1,124)	(2,191)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,815	3,044
Redemption and benefit payments on investment contracts	(4,147)	(3,257)
Short-term borrowing activity, net	(30)	(2,400)
Proceeds from issuance of non-recourse funding obligations	200	—
Proceeds from long-term borrowings	—	1,895
Net commercial paper borrowings	—	500
Cash transferred as part of our corporate reorganization	—	(838)
Dividends paid to stockholders	(61)	(1,581)
Stock-based compensation awards exercised	2	—
Acquisition of treasury stock from majority stockholder	(500)	—
Capital contribution received from majority stockholder	13	1,893

Net cash from financing activities	(708)	(744)

Effect of exchange rate changes on cash and cash equivalents	(61)	6

Net change in cash and cash equivalents	(445)	(598)
Cash and cash equivalents at beginning of period	1,963	1,982

Cash and cash equivalents at end of period	$1,518	$1,384

See Notes to Financial Statements

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

Supplemental schedule of non-cash investing and financing activities

(Dollar amounts in millions)	Six months ended June 30, 2004
(Unaudited)
Excluded net assets:
Assets (net of cash of $838) excluded in our corporate reorganization	$21,896
Liabilities excluded in corporate reorganization	(20,965)

Net assets transferred to majority stockholder in connection with corporate reorganization	$931

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$600
Issuance of Series A preferred stock	100
Issuance of contingent note	550
Issuance of intercompany note	2,400

Total other non-cash transactions in connection with our corporate reorganization	$3,650

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and the initial public offering of Genworth common stock (“IPO”) which were completed on May 28, 2004. In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting.

In consideration for the assets and liabilities Genworth acquired in connection with the corporate reorganization, Genworth issued to GEFAHI 489.5 million shares of its Class B Common Stock, $600 million of its 6.00% Equity Units (“Equity Units”), $100 million of its 5.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) which is mandatorily redeemable, a $2.4 billion short-term note, and a $550 million contingent non-interest-bearing note (“Contingent Note”). We refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper shortly after the IPO and we repaid the Contingent Note in December 2004. The liabilities Genworth assumed included ¥60 billion aggregate principal amount of 1.6% notes due 2011 issued by GEFAHI. The transactions above, which are accounted for at book value as transfers between entities under common control, are referred to as our corporate reorganization. Class A Common Stock and Class B Common Stock have identical voting rights, except Class B shares also have approval rights over certain corporate actions and rights with respect to the election and removal of directors. Shares of Class B Common Stock convert automatically into shares of Class A Common Stock when they are held by any person other than GE or an affiliate of GE or when GE no longer beneficially owns at least 10% of our outstanding common stock. As a result, all of the 146.4 million shares of common stock sold in Genworth’s IPO consisted of Class A Common Stock.

On March 30, 2005, our majority stockholder completed an offering (“secondary offering”) of 80.5 million shares of our Class B Common Stock. The 80.5 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. We did not receive any proceeds in the secondary offering. Concurrently with the secondary offering, we repurchased 19.4 million shares of Class B Common Stock from our majority stockholder at a price of $25.811 per share (a price equal to the net proceeds per share received by the selling stockholder from the underwriters), which were automatically converted to Class A Common Stock upon the transfer of these shares to us and which are recorded at cost as treasury stock in the unaudited Statement of Financial Position.

For the periods prior to our corporate reorganization, the accompanying financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and businesses included in the predecessor financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., GE Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., GE Mortgage Insurance (Guernsey) Ltd., Genworth Financial Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., The Terra Financial Companies, Ltd., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Financial Insurance Compania De Seguros y Reaseguros de Vida S.A., GE

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Residential Connections Corp., Assocred SA, Ennington Properties Limited and the consumer protection insurance business of Vie Plus S.A. All of the companies were indirect subsidiaries of GE. For these periods, we refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

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

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net earnings for the three and six months ended June 30, 2005, by 470.4 and 479.6 million weighted average basic common shares outstanding and by 477.4 and 485.9 million weighted average diluted common shares outstanding, respectively. Weighted average common shares outstanding for the three and six months ended June 30, 2004 are determined as if our reorganization had occurred on January 1, 2004. Basic and diluted earnings per common share are calculated by dividing net earnings by 489.5 million and 490.1 million common shares outstanding, respectively, for each of the three and six months ended June 30, 2004, respectively.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.61	$0.55	$1.27	$1.08
Gain on sale of discontinued operations, net of taxes	—	—	—	0.01
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Basic earnings per common share	$0.61	$0.55	$1.27	$1.10

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.60	$0.55	$1.25	$1.08
Gain on sale of discontinued operations, net of taxes	—	—	—	0.01
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Diluted earnings per common share	$0.60	$0.55	$1.25	$1.10

Weighted-average shares used in basic earnings per common share calculations	470.4	489.5	479.6	489.5
Dilutive securities:
Stock purchase contracts underlying equity units	4.4	—	4.0	—
Stock options and stock appreciation rights	2.2	0.3	1.9	0.3
Restricted stock units	0.4	0.3	0.4	0.3

Weighted-average shares used in diluted earnings per common share calculations	477.4	490.1	485.9	490.1

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3) Investments

As of June 30, 2005, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$680	$52	$(1)	$731
Tax exempt	2,835	161	(1)	2,995
Government—non U.S.	1,796	94	(3)	1,887
U.S. corporate	25,480	1,693	(115)	27,058
Corporate—non U.S.	8,372	436	(32)	8,776
Mortgage and asset-backed	11,755	240	(23)	11,972

Total fixed maturities	50,918	2,676	(175)	53,419
Equity securities	270	91	(2)	359

Total available-for-sale securities	$51,188	$2,767	$(177)	$53,778

As of December 31, 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$552	$21	$(1)	$572
Tax exempt	2,908	123	(1)	3,030
Government—non U.S.	1,681	66	(3)	1,744
U.S. corporate	25,931	1,311	(141)	27,101
Corporate—non U.S.	7,801	321	(22)	8,100
Mortgage and asset-backed	11,749	175	(47)	11,877

Total fixed maturities	50,622	2,017	(215)	52,424
Equity securities	304	72	(2)	374

Total available-for-sale securities	$50,926	$2,089	$(217)	$52,798

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collaterized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At June 30, 2005, the fair value of the securities pledged under the repurchase program totaled $216 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Stockholders’ Interest

The following presents a summary of activity in stockholders’ interest for the six months ended June 30, 2005:

(Dollar amounts in millions)	Additional paid-in capital	Accumulated non-owner changes in stockholders’ interest	Retained earnings	Treasury stock, at cost	Total stockholders’ interest
Balances as of December 31, 2004	$10,612	$1,609	$645	$—	$12,866

Changes other than transactions with stockholders:
Net earnings	—	—	607	—	607
Net unrealized gains on investment securities	—	519	—	—	519
Derivatives qualifying as hedges	—	138	—	—	138
Foreign currency translation adjustments	—	(102)	—	—	(102)

Total changes other than transactions with stockholders	—	—	—	—	1,162

Dividends and other transactions with stockholders	—	—	(61)	—	(61)
Acquisition of treasury stock from majority stockholder	—	—	—	(500)	(500)
Capital contribution received from majority stockholder	14	—	—	—	14
Stock-based compensation	25	—	—	—	25

Balances as of June 30, 2005	$10,651	$2,164	$1,191	$(500)	$13,506

A summary of changes in stockholders’ interest that did not result directly from transactions with our stockholders is as follows:

(Dollar amounts in millions)	Three months ended June 30,
	2005	2004
Net earnings	$285	$268
Net unrealized gains (losses) on investment securities	691	(2,555)
Derivatives qualifying as hedges	140	(8)
Foreign currency translation adjustments	(126)	(27)

Total	$990	$(2,322)

(Dollar amounts in millions)	Six months ended June 30,
	2005	2004
Net earnings	$607	$540
Net unrealized gains (losses) on investment securities	519	(1,352)
Derivatives qualifying as hedges	138	89
Foreign currency translation adjustments	(102)	(23)

Total	$1,162	$(746)

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) Operating Segment Information

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

The following is a summary of segment activity:

	Three months ended June 30,
(Dollar amounts in millions)	2005	2004
Revenues
Protection	$1,517	$1,517
Retirement Income and Investments	735	966
Mortgage Insurance	300	266
Affinity	—	79
Corporate and Other	58	93

Total revenues	$2,610	$2,921

Net earnings (loss) from continuing operations before accounting change
Protection	$132	$129
Retirement Income and Investments	60	47
Mortgage Insurance	121	114
Affinity	—	(12)
Corporate and Other	(28)	(10)

Total net earnings (loss) from continuing operations before accounting change	$285	$268

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six months ended June 30,
(Dollar amounts in millions)	2005	2004
Revenues
Protection	$3,047	$3,083
Retirement Income and Investments	1,470	1,945
Mortgage Insurance	594	529
Affinity	—	218
Corporate and Other	110	170

Total revenues	$5,221	$5,945

Net earnings (loss) from continuing operations before accounting change
Protection	$271	$253
Retirement Income and Investments	120	78
Mortgage Insurance	262	217
Affinity	—	(14)
Corporate and Other	(46)	(6)

Total net earnings (loss) from continuing operations before accounting change	$607	$528

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	June 30, 2005	December 31, 2004
Assets
Protection	$32,036	$31,806
Retirement Income and Investments	56,863	56,610
Mortgage Insurance	6,784	6,428
Corporate and Other	8,805	9,034

Total assets	$104,488	$103,878

(6) Commitments and Contingencies

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We are cooperating fully with the SEC with respect to its subpoena. Additionally, in May and June 2005, certain of our subsidiaries received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject. In June 2005, GE

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

received a subpoena from the United States Attorney’s office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena. In the United Kingdom, the Financial Services Authority has initiated an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. Also, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. We are also cooperating with respect to these industry-wide regulatory inquiries.

(7) Borrowings

Revolving Credit Facilities

On April 21, 2005, we entered into a $1.0 billion revolving credit facility (“2010 Facility”) which matures in April, 2010. The 2010 Facility replaced our 364-day credit facility, which was scheduled to mature in May, 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of June 30, 2005 we have utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries. Each of these facilities bears a floating interest rate based on certain indices plus an applicable margin.

Non-recourse funding obligations

On June 9, 2005, River Lake Insurance Company issued $200 million of non-recourse funding obligations (the “Third River Lake Issuance”). This issuance is in addition to two prior issuances of non-recourse funding obligations (the “First and Second RL Issuance”) issued by River Lake Insurance Company on July 28, 2003 and December 16, 2003, each in the amount of $300 million. In addition, on December 3, 2004, River Lake Insurance Company II issued $300 million of non-recourse funding obligations. River Lake Insurance Company and River Lake Insurance Company II are both wholly owned subsidiaries of First Colony Life Insurance Company, which is an indirect wholly owned subsidiary of Genworth.

The non-recourse obligations are represented by notes that bear a floating rate of interest and mature in 2033, in the case of notes issued by River Lake Insurance Company, and in 2035, in the case of notes issued by River Lake Insurance Company II. The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than River Lake Insurance Company or River Lake Insurance Company II, as applicable, the direct issuers of the notes. First Colony Life Insurance Company has agreed to indemnify the issuers and the third party insurer for certain limited costs related to the issuance of these obligations.

Interest on the principal amount of the notes issued by River Lake Insurance Company in the First and Second Issuance and by River Lake Insurance Company II accrues at a floating rate of interest determined every 28 days and is payable at the end of each 28-day period. Interest on the principal amount of the notes issued by River Lake Insurance Company in the Third River Lake Issuance accrues at a floating rate of interest equal to one-month LIBOR plus an applicable margin and is payable on the 9th day of each calendar month. Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

The weighted average interest rate on the non-recourse funding obligations as of June 30, 2005 and December 31, 2004 is 3.4% and 2.4%, respectively. Because the non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of June 30, 2005. As of June 30, 2005 and December 31, 2004, we had $1,100 million and $900 million of non-recourse funding obligations outstanding.

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

•	Protection. We offer U.S. customers life insurance, long-term care insurance, and group life and health insurance primarily for companies with fewer than 1,000 employees. In Europe, we offer payment protection insurance (PPI), which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the three months ended June 30, 2005 and 2004 our Protection segment had segment net earnings of $132 million and pro forma segment net earnings of $129 million, respectively. For the six months ended June 30, 2005 and 2004 our Protection segment had segment net earnings of $271 million and pro forma segment net earnings of $252 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management and specialized products, including GIC’s, funding agreements and structured settlements. For the three months ended June 30, 2005 and 2004 our Retirement Income and Investments segment had segment net earnings of $60 million and pro forma segment net earnings of $43 million, respectively. For the six months ended June 30, 2005 and 2004 our Retirement Income and Investments segment had segment net earnings of $120 million and pro forma segment net earnings of $73 million, respectively.

•	Mortgage Insurance. We offer mortgage insurance products in the U.S., Canada, Australia, New Zealand, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended June 30, 2005 and 2004, our Mortgage Insurance segment had segment net earnings of $121 million and $114 million, respectively. For the six months ended June 30, 2005 and 2004 our Mortgage Insurance segment had segment net earnings of $262 million and $217 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), the results of a few small, non-core businesses that are managed outside of our operating segments, most of our interest and other financing expenses and net realized investment (losses) gains. For the three months ended June 30, 2005 and 2004 our Corporate and Other segment had a segment net loss of $28 million and pro forma segment net loss of $27 million, respectively. For the six months ended June 30, 2005 and 2004, the Corporate and Other segment had a segment net loss of $46 million and pro forma segment net loss of $29 million, respectively.

Our corporate reorganization

We were incorporated in Delaware on October 23, 2003 in preparation for our corporate reorganization and the IPO. In connection with the IPO, we acquired substantially all of the assets and liabilities of GEFAHI. GEFAHI is an indirect subsidiary of GE and prior to the completion of the IPO, was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. We also acquired certain other insurance businesses that were owned by other GE subsidiaries but managed by members of the Genworth management team. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer and mortgage contract underwriting. In consideration for the assets that we acquired and the liabilities that we assumed in connection with our corporate reorganization, we issued to GEFAHI 489.5 million shares of our Class B Common Stock, $600 million of our Equity Units, $100 million of our Series A Preferred Stock, a $2.4 billion note and a $550 million Contingent Note. We refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper shortly after the IPO and we repaid the Contingent Note in December 2004.

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

The unaudited pro forma information presented herein reflects our financial information for the three and six months ended June 30, 2004, as adjusted to give effect to the reinsurance transactions, the transactions included in our corporate reorganization, and the other transactions described in the notes to the pro forma financial information under “Notes to Pro Forma Financial Information,” as if each had occurred as of January 1, 2004.

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

Critical accounting policies

There are several accounting policies that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to reserves, deferred acquisition costs (DAC), present value of future profits (PVFP), goodwill impairment, valuation of investment securities and impairment of investment securities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For all of these critical accounting policies, we caution that future events rarely develop exactly as forecasted, and management’s best estimates may require adjustment.

For single premium mortgage insurance contracts, we recognize premiums over the policy life in accordance with the expiration of risk. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected expiration of risk, an average of ten years. If single premium policies related to insured loans are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Estimation of risk expiration on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period earnings.

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

PRO FORMA FINANCIAL INFORMATION

(Amounts in millions, except per share data)

(Unaudited)

	Three months ended June 30, 2004
	Historical	Pro forma adjustments— excluded assets and liabilities(a)	Pro forma adjustments— reinsurance transactions(b)	Pro forma adjustments— capital structure(c)	Pro forma
Revenues:
Premiums	$1,708	$(26)	$(42)	$—	$1,640
Net investment income	1,001	(10)	(194)	—	797
Net realized investment gains	8	(2)	—	—	6
Policy fees and other income	204	(36)	(24)	—	144

Total revenues	2,921	(74)	(260)	—	2,587

Benefits and expenses:
Benefits and other changes in policy reserves	1,290	(22)	(171)	—	1,097
Interest credited	364	—	(40)	—	324
Underwriting, acquisition, and insurance expenses, net of deferrals	511	(44)	(16)	—	451
Amortization of deferred acquisition costs and intangibles	270	(17)	(24)	—	229
Interest expense	47	—	—	12	59

Total benefits and expenses	2,482	(83)	(251)	12	2,160

Earnings from continuing operations before income taxes and accounting change	439	9	(9)	(12)	427
Provision for income taxes	171	3	(3)	(3)	168

Net earnings from continuing operations	$268	$6	$(6)	$(9)	$259

Net earnings from continuing operations per common share:
Basic	$0.55				$0.53

Diluted	$0.55				$0.53

Weighted-average common shares outstanding:
Basic	489.5				489.5

Diluted	490.1				490.1

See Notes to Pro Forma Financial Information.

PRO FORMA FINANCIAL INFORMATION

(Amounts in millions, except per share data)

(Unaudited)

	Six months ended June 30, 2004
	Historical	Pro forma adjustments— excluded assets and liabilities(a)	Pro forma adjustments— reinsurance transactions(b)	Pro forma adjustments— capital structure(c)	Pro forma
Revenues:
Premiums	$3,430	$(80)	$(91)	$—	$3,259
Net investment income	2,038	(28)	(460)	—	1,550
Net realized investment gains	24	(3)	—	—	21
Policy fees and other income	453	(103)	(57)	—	293

Total revenues	5,945	(214)	(608)	—	5,123

Benefits and expenses:
Benefits and other changes in policy reserves	2,641	(71)	(393)	—	2,177
Interest credited	760	—	(113)	—	647
Underwriting, acquisition, and insurance expenses, net of deferrals	1,034	(117)	(38)	—	879
Amortization of deferred acquisition costs and intangibles	600	(46)	(56)	—	498
Interest expense	94	—	—	26	120

Total benefits and expenses	5,129	(234)	(600)	26	4,321

Earnings from continuing operations before income taxes and accounting change	816	20	(8)	(26)	802
Provision for income taxes	288	13	(4)	(8)	289

Net earnings from continuing operations	$528	$7	$(4)	$(18)	$513

Net earnings from continuing operations per common share:
Basic	$1.08				$1.05

Diluted	$1.08				$1.05

Weighted-average common shares outstanding:
Basic	489.5				489.5

Diluted	490.1				490.1

See Notes to Pro Forma Financial Information.

Notes to Pro Forma Financial Information

(a)	Reflects adjustments to exclude amounts included in our historical earnings relating to (1) certain businesses (formerly reported in the company’s Affinity segment) and certain investment partnerships, which in each case were not transferred to the company, and (2) net realized investment (gains) losses and related tax benefit arising from sales of Affinity segment assets that were reflected in our Corporate and Other segment.

(b)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to UFLIC, an indirect subsidiary of GE. As part of these transactions, we ceded to UFLIC all of our in-force structured settlement contracts, substantially all of our in-force variable annuity contracts, and a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC a block of Medicare supplement insurance, all effective as of January 1, 2004.

The unaudited pro forma earnings information for 2004 gives effect to the reinsurance transactions as if each had occurred as of January 1, 2004 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2004. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and are retaining that business for our own account, subject to third party reinsurance in the ordinary course of business. Our pro forma statement of earnings for the three and six months ended June 30, 2004 excludes the impact of the entire block of long-term care insurance policies that we ceded to UFLIC as we did not issue any new policies for this block in 2004, and we will not issue any in the future.

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

Net operating earnings

The following table presents our “net operating earnings” for the three and six months ended June 30, 2005 and 2004. “Net operating earnings” is a non-GAAP financial measure that we define as net earnings from continuing operations, excluding after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and non-recurring, infrequent or unusual items. There were no non-recurring, infrequent or unusual items excluded from pro forma net operating earnings in the three and six months ended June 30, 2005 and 2004 other than a $22 million IPO-related tax charge in the second quarter of 2004.

Management believes that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for net earnings in accordance with GAAP. In addition, our definition of net operating earnings may differ from the definitions used by other companies. The table below provides a reconciliation of net earnings to net operating earnings (as defined above) for the three and six months ended June 30, 2005 and 2004 and to pro forma net earnings from continuing operations for the three and six months ended June 30, 2004.

RECONCILIATION TO NET OPERATING EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings	$285	$268	$607	$540
Gain on sale of discontinued operations, net of taxes	—	—	—	(7)
Cumulative effect of accounting change, net of taxes	—	—	—	(5)

Net earnings from continuing operations before accounting change	285	268	607	528
Net realized investment losses (gains), net of taxes	—	(5)	4	(15)
Net tax expense related to initial public offering	—	22	—	22

Net operating earnings	$285	$285	$611	$535

Net earnings from continuing operations before accounting change		$268		$528
Excluded assets and liabilities(a)		6		7
Reinsurance transactions(b)		(6)		(4)
Capital structure and other(c)		(9)		(18)

Pro forma net earnings from continuing operations		259		513
Net realized investment gains, net of taxes		(4)		(14)
Net tax expense related to initial public offering		22		22

Pro forma net operating earnings		$277		$521

Net earnings per common share:
Basic	$0.61	$0.55	$1.27	$1.10

Diluted	$0.60	$0.55	$1.25	$1.10

Net earnings from continuing operations before accounting change per common share:
Basic	$0.61	$0.55	$1.27	$1.08

Diluted	$0.60	$0.55	$1.25	$1.08

Net operating earnings per common share:
Basic	$0.61	$0.58	$1.27	$1.09

Diluted	$0.60	$0.58	$1.26	$1.09

Pro forma net earnings from continuing operations per common share:
Basic		$0.53		$1.05

Diluted		$0.53		$1.05

Pro forma net operating earnings per common share:
Basic		$0.57		$1.06

Diluted		$0.57		$1.06

Weighted-average common shares outstanding:
Basic	470.4	489.5	479.6	489.5

Diluted	477.4	490.1	485.9	490.1

See Notes to Pro Forma Financial Information.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by mortality, persistency, investment yields, new product sales and the effective use of capital. Sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. This regulation has the effect of requiring writers of these products to carry greater levels of capital for policies underwritten. In response to Regulation XXX, we implemented capital management actions that have improved our new business returns and enabled us to decrease our premium rates for term life insurance. We have launched new universal life products targeted at the no-lapse guarantee senior and survivorship markets. These price decreases, new product offerings, distribution expansion and ongoing service initiatives have led to higher term and universal life insurance sales. Our annualized first-year premiums and deposits for life insurance products increased by 50% from $32 million for the three months ended June 30, 2004 to $48 million for the three months ended June 30, 2005.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales and expenses. Industry-wide first-year premiums of individual long-term care insurance decreased approximately 15% for the three months ended March 31, 2005 over the three months ended March 31, 2004, according to the most recently published data by LIMRA International. Our annualized first-year premiums have increased by 2% from $41 million for the three months ended June 30, 2004 to $42 million for the three months ended June 30, 2005 and by 1% from $82 million for the six-months ended June 30, 2004 to $83 million for the six-months ended June 30, 2005. Our annualized first-year premium stability in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives. Slower than anticipated sales growth, the low interest rate environment, and relatively low termination rates on our older issued nursing home policies, along with reduced net investment income due to the recently approved NAIC risk-based capital changes, will likely result in relatively flat net operating earnings for the next several quarters, before the contribution from the experience refund on a reinsured block and any unusual items.

Payment protection insurance. Our payment protection insurance business continued to show strong performance associated with expanded distribution, products and markets. In the aggregate, written premiums, gross of reinsurance and cancellations, in the payment protection insurance business increased by 25% from $402 million for the three months ended June 30, 2004 to $501 million for the three months ended June 30, 2005. This increase reflects strong growth due to increased penetration of existing distribution relationships, the addition of new distribution relationships, entrance into new markets in Europe and favorable foreign exchange rate movements. Adjusted for changes in foreign exchange, the written premiums, gross of reinsurance and cancellations in the PPI business increased by 17% from $402 million for the three months ended June 30, 2004 to $471 million for the three months ended June 30, 2005.

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Our deposits in fixed annuities increased by 84% from $372 million for the three months ended June 30, 2004 to $686 million for the three months ended June 30, 2005 reflecting greater distribution in the bank channel, our dynamic fixed annuity pricing structure and efficient capital management. We believe that a gradual increase in market interest rates will have a favorable impact on consumer demand for these products and improve our returns. In recent quarters, we have experienced improved spreads in these products. Structured settlement contract sales declined 52% from $192 million for the three months ended June 30, 2004 to $93 million for the three months ended June 30, 2005 primarily as a result of our continued pricing discipline in a low interest rate environment. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 26% from $214 million for the three months ended June 30, 2004 to $159 million for the three months ended June 30, 2005. We believe this decline in our retained variable annuity new deposits was driven primarily by a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of these products increased by 51% from $63 million for the three months ended June 30, 2004 to $95 million for the three months ended June 30, 2005.

Mortgage insurance. The results of our Mortgage Insurance segment are affected by employment and other economic and housing markets trends, including mortgage origination volume, interest rate trends, home price appreciation and levels of mortgage delinquencies. In addition, our international mortgage insurance business is affected by movements in foreign currency exchange rates.

In the U.S., we believe the demand for flow private mortgage insurance declined during the first six months of 2005 as compared to the same period in 2004. We believe this is driven principally by the continued popularity of simultaneous second mortgages, or “80-10-10” loans, as an alternative to private mortgage insurance and an increase in the securitization of alternate structure loans in mortgage backed securities that are not insured with private mortgage insurance. Our U.S. new insurance written decreased by 11% from $8.1 billion for the three months ended June 30, 2004 to $7.2 billion for the three months ended June 30, 2005 attributable to lower prime bulk transactions with the Federal Home Loan Banks. Excluding our prime bulk volume, our flow new insurance written remained consistent with the prior-year period.

Our international mortgage insurance business has continued to expand with favorable operating results. International new insurance written increased by 71% from $12.5 billion for the three months ended June 30, 2004 to $21.4 billion for the three months ended June 30, 2005. This growth reflected continued flow business growth in our established markets, particularly in Australia, as well as our selective expansion into prime bulk offerings in Australia and Europe. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity in 2002 and 2003 and the significant expansion of our international business in recent years, as of June 30, 2005, approximately 79% of our U.S. risk in force and 71% of our international risk in force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our normal loss experience on these loans will increase as policies continue to age.

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

The revenues and benefits and expenses for the three and six months ended June 30, 2004, include the results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC through May 24, 2004, the date of our corporate reorganization. The results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC are not included in our results for the three and six months ended June 30, 2005.

	Three months ended June 30,			Six months ended June 30,
(Dollar amounts in millions)	2005	2004	Pro forma 2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$1,614	$1,708	$1,640	$3,219	$3,430	$3,259
Net investment income	842	1,001	797	1,693	2,038	1,550
Net realized investment gains (losses)	—	8	6	(6)	24	21
Policy fees and other income	154	204	144	315	453	293

Total revenues	2,610	2,921	2,587	5,221	5,945	5,123

Benefits and expenses:
Benefits and other changes in policy reserves	1,051	1,290	1,097	2,126	2,641	2,177
Interest credited	347	364	324	687	760	647
Underwriting, acquisition and insurance expenses, net of deferrals	498	511	451	935	1,034	879
Amortization of deferred acquisition costs and intangibles	233	270	229	436	600	498
Interest expense	69	47	59	141	94	120

Total benefits and expenses	2,198	2,482	2,160	4,325	5,129	4,321

Earnings before income taxes	412	439	427	896	816	802
Provision for income taxes	127	171	168	289	288	289

Net earnings	$285	$268	$259	$607	$528	$513

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health, payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased $94 million, or 6%, to $1,614 million for the three months ended June 30, 2005 from $1,708 million for the three months ended June 30, 2004. This decrease was the result of an $80 million decrease in our Retirement Income and Investments segment, a $34 million decrease in our Affinity segment, a $3 million decrease in our Protection segment and a $2 million decrease in our Corporate and Other segment, partially offset by a $25 million increase in our Mortgage

Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to a decrease in premiums related to our continued pricing discipline in our life-contingent structured settlements and income annuities and a low interest rate environment. The decrease in our Affinity segment was attributable to our corporate reorganization in which we did not acquire the operations of this segment. The decrease in our Protection segment was primarily attributable to a decrease in premiums in our long-term care business related primarily to the reinsurance transactions with UFLIC and in the PPI business attributable to the continued run-off of low return blocks of business. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks. The increase in our Mortgage Insurance segment was primarily attributable to continued growth in our international mortgage insurance business.

Net investment income. Net investment income represents the income earned on our investments. Net investment income decreased $159 million, or 16%, to $842 million for the three months ended June 30, 2005 from $1,001 million for the three months ended June 30, 2004. This decrease in net investment income was primarily the result of a $10 billion, or 14%, decrease in average invested assets. This decrease in average invested assets is driven primarily by transfers of assets relating to the reinsurance transactions with UFLIC and our corporate reorganization, partially offset by growth in assets resulting from new production. The decrease was also due to a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.40% for the three months ended June 30, 2005 from 5.49% for the three months ended June 30, 2004. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio yields.

Net realized investment gains (losses). Net realized investment gains (losses) represents gains and (losses) recognized on the sale or impairment of investments. We had net realized investment gains of $0 million for the three months ended June 30, 2005 compared to gains of $8 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, gross realized gains and (losses) were $12 million and $(12) million, respectively. The realized gains for the three months ended June 30, 2005 were primarily attributable to sales of fixed maturities. Realized losses for the three months ended June 30, 2005 consisted primarily of $3 million of impairments and $9 million from the sale of fixed maturities.

For the three months ended June 30, 2004, gross realized gains and (losses) were $31 million and $(23) million, respectively. The realized gains for the three months ended June 30, 2004 related to the sale or call of fixed maturities and equity securities. Realized losses for the three months ended June 30, 2004 included losses of $18 million from the sale of fixed maturity and equity securities and $4 million of impairments. These impairments were attributable to fixed maturities and equity securities ($3 million and $1 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed on policyholders and contractholder account values, and commission income. Policy fees and other income decreased $50 million, or 25%, to $154 million for the three months ended June 30, 2005 from $204 million for the three months ended June 30, 2004. This decrease was primarily the result of a $37 million decrease in our Affinity segment and a $14 million decrease in our Retirement Income and Investments segment. The decrease in our Affinity segment was attributable to the impact of our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies, and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves decreased $239 million, or 19%, to $1,051 million for the three months ended June 30, 2005 from $1,290 million for the three months ended June 30, 2004. This decrease was attributable to a $194 million decrease in our Retirement Income and Investments segment, a $31 million decrease in our Affinity segment and a $25 million decrease in our Protection segment, partially offset by a $12 million increase in our Mortgage Insurance segment. The decreases in our Retirement Income and Investments and Protection segments were primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization. The increase in our Mortgage Insurance segment was primarily attributable to the seasoning of the international in-force block as well as an increase in our U.S. business related to less favorable delinquency experience compared to the prior-year period.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $17 million, or 5%, to $347 million for the three months ended June 30, 2005 from $364 million for the three months ended June 30, 2004. This decrease was attributable to an $18 million decrease in our Retirement Income and Investments segment primarily attributable to the reinsurance transactions with UFLIC.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses, which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts. These costs decreased $13 million, or 3%, to $498 million for the three months ended June 30, 2005 from $511 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $49 million decrease in our Affinity segment, partially offset by a $17 million increase in our Protection segment, an $11 million increase in our Corporate and Other segment and a $10 million increase in our Mortgage Insurance segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our PPI run-off block, partially offset by a $10 million increase due to the impact of foreign exchange rates, and a decrease in our long-term care business primarily attributable to the reinsurance transactions with UFLIC. The increase in our Corporate and Other segment was primarily attributable to an increase in stand-alone and branding costs. The increase in our Mortgage Insurance segment was primarily attributable to an increase in costs related to our existing platforms and investments in potential new international mortgage insurance platforms.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and the present value of future profits. Amortization of deferred acquisition costs and intangibles decreased $37 million, or 14%, to $233 million for the three months ended June 30, 2005 from $270 million for the three months ended June 30, 2004. This decrease was attributable to a $22 million decrease in our Retirement Income and Investments segment and an $18 million decrease in our Affinity segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization.

Interest expense. Interest expense increased $22 million, or 47%, to $69 million for the three months ended June 30, 2005 from $47 million for the three months ended June 30, 2004. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization, the Tax Matters Agreement we entered into with GE and an increase in interest paid on non-recourse funding agreements supporting certain life policies.

Provision for income taxes. Provision for income taxes decreased $44 million, or 26%, to $127 million for the three months ended June 30, 2005 from $171 million for the three months ended June 30, 2004. The effective tax rate decreased to 30.8% for the three months ended June 30, 2005 from 39.0% for the three months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to nonrecurring, IPO-related transaction taxes in the three months ended June 30, 2004 and reductions in excess foreign tax credits and favorable examination developments in the three months ended June 30, 2005.

Net earnings from continuing operations. Net earnings from continuing operations increased by $17 million, or 6%, to $285 million for the three months ended June 30, 2005 from $268 million for the three months ended June 30, 2004. This increase was the result of a $13 million increase in our Retirement Income and Investments segment, a $7 million increase in our Mortgage Insurance segment and a $3 million increase in our Protection segment, partially offset by a $18 million decrease in our Corporate and Other segment.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums. Premiums decreased $211 million, or 6%, to $3,219 million for the six months ended June 30, 2005 from $3,430 million for the six months ended June 30, 2004. This decrease was the result of a $113 million decrease in our Retirement Income and Investments segment, an $88 million decrease in our Affinity segment, a $45 million decrease in our Protection segment, and a $10 million decrease in our Corporate and Other segment, partially offset by a $45 million increase in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to our continued pricing discipline in our life-contingent structured settlements and income annuities and a low interest rate environment. The decrease in our Affinity segment was attributable to our corporate reorganization in which we did not acquire the operations of this segment. The decrease in our Protection segment was primarily attributable to decreases in premiums in our LTC business related to the reinsurance transactions with UFLIC and in the PPI business attributable to the continued run-off of low return books of business. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks. The increase in our Mortgage Insurance segment was primarily attributable to continued growth in our international mortgage insurance business.

Net investment income. Net investment income decreased $345 million, or 17%, to $1,693 million for the six months ended June 30, 2005 from $2,038 million for the six months ended June 30, 2004. This decrease in net investment income was primarily the result of a $10 billion, or 14%, decrease in average invested assets. This decrease in average invested assets is driven primarily by transfers of assets relating to the reinsurance transactions with UFLIC and our corporate reorganization, partially offset by growth in assets resulting from new production. The decrease was also due to a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.43% for the six months ended June 30, 2005 from 5.57% for the six months ended June 30, 2004. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio yields.

Net realized investment gains (losses). We had net realized investment losses of $(6) million for the six months ended June 30, 2005 compared to gains of $24 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, gross realized gains and (losses) were $51 million and $(57) million, respectively. The realized gains for the six months ended June 30, 2005 were primarily attributable to sales of fixed maturities and equity securities. Realized losses for the six months ended June 30, 2005 were primarily attributable to the sale of fixed maturities and included $37 million of impairments. These impairments were primarily attributable to fixed maturities, equity securities and partnership investments ($31, $1 and $5 million, respectively).

For the six months ended June 30, 2004, gross realized gains and (losses) were $58 million and $(34) million, respectively. The realized gains for the six months ended June 30, 2004 related to the sale or call of fixed maturities and equity securities. Realized losses for the six months ended June 30, 2004 included losses of $23 million from the sale of fixed maturities and equity securities and $9 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($3, $5 and $1 million, respectively).

Policy fees and other income. Policy fees and other income decreased $138 million, or 30%, to $315 million for the six months ended June 30, 2005 from $453 million for the six months ended June 30, 2004. This decrease was primarily the result of a $104 million decrease in our Affinity segment and a $41 million decrease in our Retirement Income and Investments segment. The decrease in our Affinity segment was attributable to the impact of our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $515 million, or 20%, to $2,126 million for the six months ended June 30, 2005 from $2,641 million for the six months ended June 30, 2004. This decrease was attributable to a $380 million decrease in our Retirement Income and Investments segment, an $80 million decrease in our Affinity segment, a $47 million decrease in our Protection segment and a $6 million decrease in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to the reinsurance transactions with UFLIC and a correction of reserves related to a long-term care policy rider, which had been incorrectly coded in our policy valuation system partially offset by the strengthening of certain case reserves. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease primarily attributable to more favorable delinquency experience in our U.S. mortgage insurance business partially offset by an increase in paid claims in our U.S. and international mortgage insurance businesses compared to the prior-year period.

Interest credited. Interest credited decreased $73 million, or 10%, to $687 million for the six months ended June 30, 2005 from $760 million for the six months ended June 30, 2004. This decrease was attributable to a $74 million decrease in our Retirement Income and Investments segment primarily attributable to the reinsurance transactions with UFLIC.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $99 million, or 10%, to $935 million for the six months ended June 30, 2005 from $1,034 million for the six months ended June 30, 2004. This decrease was attributable to a $123 million decrease in our Affinity segment and an $18 million decrease in our Retirement Income and Investments segment, partially offset by a $43 million increase in our Protection segment. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was attributable to a decrease in expenses associated with the reinsurance transactions with UFLIC. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our PPI run-off block, partially offset by a $3 million increase due to the impact of foreign exchange rates and a decrease in our long-term care business primarily attributable to the reinsurance transactions with UFLIC partially offset by higher non-deferrable costs.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $164 million, or 27%, to $436 million for the six months ended June 30, 2005 from $600 million for the six months ended June 30, 2004. This decrease was attributable to a $69 million decrease in our Protection segment, a $52 million decrease in our Retirement Income and Investments segment and a $47 million decrease in our Affinity segment. The decrease in our Protection segment was largely attributable to a decrease in our PPI business run-off blocks offset by the impact of foreign exchange rates. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $47 million, or 50%, to $141 million for the six months ended June 30, 2005 from $94 million for the six months ended June 30, 2004. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization, the Tax Matters Agreement we entered into with GE and an increase in interest paid on non-recourse funding obligations supporting certain life insurance policies.

Provision for income taxes. Provision for income taxes increased $1 million to $289 million for the six months ended June 30, 2005 from $288 million for the six months ended June 30, 2004. The effective tax rate decreased to 32.3% for the six months ended June 30, 2005 from 35.3% for the six months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to nonrecurring, IPO-related transaction taxes in the six months ended June 30, 2004, and reductions in excess foreign tax credits and favorable examination developments in the six months ended June 30, 2005.

Net earnings from continuing operations. Net earnings from continuing operations increased by $79 million, or 15%, to $607 million for the six months ended June 30, 2005 from $528 million for the six months ended June 30, 2004. This increase was the result of a $45 million increase in our Mortgage Insurance segment, a $42 million increase in our Retirement Income and Investments segment and an $18 million increase in our Protection segment, partially offset by a $40 million decrease in our Corporate and Other segment.

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

Protection segment

The following table sets forth the results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are not included after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are included after that date. As a result of the foregoing, our results of operations for the three and six months ended June 30, 2005 are not comparable to this segment’s results of operations for the three and six months ended June 30, 2004. The pro forma results of operations for the three and six months ended June 30, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments to policy fees or other income, interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC and the Medicare supplement insurance policies UFLIC ceded to us in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense.

	Three months ended June 30,			Six months ended June 30,
(Dollar amounts in millions)	2005	2004	Pro forma 2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$1,129	$1,132	$1,098	$2,257	$2,302	$2,219
Net investment income	311	306	288	625	615	569
Policy fees and other income	77	79	79	165	166	166

Total revenues	1,517	1,517	1,465	3,047	3,083	2,954

Benefits and expenses:
Benefits and other changes in policy reserves	702	727	691	1,440	1,487	1,385
Interest credited	91	90	90	181	180	180
Underwriting, acquisition and insurance expenses, net of deferrals	324	307	297	641	598	581
Amortization of deferred acquisition costs and intangibles	184	184	179	344	413	405
Interest expense	11	2	2	20	5	5

Total benefits and expenses	1,312	1,310	1,259	2,626	2,683	2,556

Earnings before income taxes	205	207	206	421	400	398
Provision for income taxes	73	78	77	150	147	146

Segment net earnings	$132	$129	$129	$271	$253	$252

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums. Premiums decreased $3 million to $1,129 million for the three months ended June 30, 2005 from $1,132 million for the three months ended June 30, 2004. This decrease was primarily due to a decrease of $19 million in PPI premiums, consisting of a decrease of $91 million in the U.K. market partially offset by a $54 million increase in Continental Europe and an $18 million increase attributable to changes in foreign exchange rates. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets. Long-term care premiums decreased by $2 million due primarily to a decrease in premiums relating to the reinsurance transactions with UFLIC, offset by growth in in-force premiums and a favorable experience refund on a block in which we have a reinsured interest and an $8 million correction of premiums related to a long-term care policy rider, which had been incorrectly coded in our policy valuation system. The decreases in our PPI and long-term care businesses were partially offset by a $12 million increase in group premiums relating to an increase in non-medical insurance sales and improving lapse rates and a $6 million increase in life insurance premiums relating to growth of the term life insurance in-force block.

Net investment income. Net investment income increased $5 million, or 2%, to $311 million for the three months ended June 30, 2005 from $306 million for the three months ended June 30, 2004. This increase, which included $1 million attributable to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by a decrease in weighted average investment yields. The increase in average invested assets was primarily the result of new assets backing growth of the long-term care in-force block, and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. This increase in average invested assets was partially offset by transfers of assets relating to the reinsurance transactions with UFLIC. The decrease in weighted average investment yields is attributable to purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates.

Policy fees and other income. Policy fees and other income decreased $2 million, or 3%, to $77 million for the three months ended June 30, 2005 from $79 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $3 million decrease in our life business relating to a $12 million deferred gain adjustment on a reinsured block of term life insurance policies, partially offset by increased surrender fee income earned and an increase in policy fees attributable to growth of the universal life insurance in-force block.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $25 million, or 3%, to $702 million for the three months ended June 30, 2005 from $727 million for the three months ended June 30, 2004. The decrease was primarily the result of a $39 million decrease in our long-term care business and an $11 million decrease in our PPI business partially offset by a $20 million increase in our life business. The decrease in our long-term care business is primarily attributable to a $36 million decrease related to the reinsurance transactions with UFLIC and a $40 million correction of reserves related to a long-term care policy rider which had been incorrectly coded in our policy valuation system, partially offset by a $22 million increase attributable to lower policy terminations and an increase in incurred claims associated with the aging of the in-force block and a $15 million increase relating to the strengthening of certain claim reserves. The decrease in our PPI business is attributable to a decrease in claims in our run-off business partially offset by a $4 million increase attributable to changes in foreign exchange rates. The increase in our life insurance business is primarily attributable to a $15 million increase due to unfavorable term life insurance mortality and a $5 million increase due to growth of the term life insurance in-force block.

Interest credited. Interest credited increased $1 million, or 1%, to $91 million for the three months ended June 30, 2005 from $90 million for the three months ended June 30, 2004.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $17 million, or 6%, to $324 million for the three months ended June 30, 2005 from $307 million for the three months ended June 30, 2004. The increase was primarily due to a $17 million increase in our PPI business related primarily to an increase in commissions and other expenses in our run-off block and $9 million attributable to changes in foreign exchange rates. This increase also included an increase of $2 million in our long-term care business consisting primarily of an increase in non-deferrable acquisition costs partially offset by a decrease relating to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles remained unchanged at $184 million for the three months ended June 30, 2005 and 2004. An increase of $29 million in our long-term care business consisting primarily of a $27 million increase to correct amortization related to a long-term care policy rider which had been incorrectly coded in our policy valuation system and growth of our in-force block, partially offset by a $5 million decrease related to the reinsurance transactions with UFLIC. This increase was offset by a $29 million decrease in our PPI business primarily attributable to our run-off block, partially offset by a $5 million increase attributable to changes in foreign exchange rates.

Interest expense. Interest expense increased by $9 million to $11 million for the three months ended June 30, 2005 from $2 million for the three months ended June 30, 2004. This increase was primarily the result of an increase in average yields paid on non-recourse funding obligations supporting certain term life insurance policies and an issuance of additional obligations in the fourth quarter of 2004 and the second quarter of 2005.

Provision for income taxes. Provision for income taxes decreased $5 million, or 6%, to $73 million for the three months ended June 30, 2005 from $78 million for the three months ended June 30, 2004. The effective tax rate decreased to 35.6% for the three months ended June 30, 2005 from 37.7% for the three months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to reductions in excess foreign tax credits and favorable examination developments in the three months ended June 30, 2005.

Segment net earnings. Segment net earnings increased by $3 million, or 2%, to $132 million for the three months ended June 30, 2005 from $129 million for the three months ended June 30, 2004. The increase in segment net earnings was primarily attributable to a $5 million increase in the net earnings of our PPI business, and a $3 million increase in our long-term care business partially offset by a $5 million decrease in our life business. The earnings growth in our PPI business was attributable to a $4 million increase resulting from growth in Europe, a lower effective tax rate and $1 million increase attributable to changes in foreign exchange rates. The increase in net earnings of our long-term care business was attributable to a $4 million favorable experience on a block in which we have a reinsured interest and a $14 million correction related to incorrectly coded long-term care policy riders, offset by a $10 million strengthening of certain claims reserves. The decrease in net earnings of our life insurance business is attributable to higher mortality and a deferred gain adjustment on a reinsured block of term life insurance policies partially offset by growth in the term life insurance in-force block and improved universal life spreads.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums. Premiums decreased $45 million, or 2%, to $2,257 million for the six months ended June 30, 2005 from $2,302 million for the six months ended June 30, 2004. This decrease was primarily the result of a decrease of $47 million in PPI premiums, consisting of a decrease of $182 million in the U.K. market partially offset by a $95 million increase in Continental Europe and an increase of $40 million attributable to changes in foreign exchange rates. The decrease in the U.K. market was attributable to the continued run-off of low return books of business. The increase in Continental Europe was attributable to the growth of our in-force blocks, which was due to new distribution relationships and the growth of consumer lending in those markets. The segment decrease also included a decrease of $34 million in our long-term care business related primarily to the reinsurance transactions with UFLIC, partially offset by growth in in-force premiums and a favorable experience refund on a block in which we have a reinsured interest and an $8 million correction of premiums related to an incorrectly coded long-term care policy rider. These decreases were partially offset by a $19 million increase in our group premiums relating to an increase in non-medical insurance sales and improving lapse rates and a $17 million increase in life insurance premiums relating to growth of the term life insurance in-force block.

Net investment income. Net investment income increased $10 million, or 2%, to $625 million for the six months ended June 30, 2005 from $615 million for the six months ended June 30, 2004. This increase, which included $3 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by a decrease in weighted average investment yields. The increase in average invested assets was the result of new assets backing growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. This increase was partially offset by transfers of assets relating to the reinsurance transactions with UFLIC. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC, as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates.

Policy fees and other income. Policy fees and other income decreased $1 million, or 1%, to $165 million for the six months ended June 30, 2005 from $166 million for the six months ended June 30, 2004. This decrease was attributable to a $12 million deferred gain adjustment on a reinsured block of term life policies, partially offset by an increase in policy fees attributable to growth of the universal life insurance in-force block.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $47 million, or 3%, to $1,440 million for the six months ended June 30, 2005 from $1,487 million for the six months ended June 30, 2004. The decrease was primarily the result of a $59 million decrease in our long-term care business and a $26 million decrease in our PPI business partially offset by a $31 million increase in our life insurance business. The decrease in our long-term care business is attributable to a $102 million decrease related to the reinsurance transactions with UFLIC and a $40 million correction of reserves related to a long-term care policy rider which had been incorrectly coded in our policy valuation system, partially offset by an increase of $60 million attributable to lower policy terminations and an increase in incurred claims associated with the aging of the in-force block and a $23 million increase relating to the strengthening of certain claim reserves. The decrease in our PPI business was primarily attributable to a decrease in claims in our run-off business, partially offset by $7 million attributable to changes in foreign exchange rates. The increase in our life insurance business was primarily attributable to a $13 million increase due to unfavorable term life insurance mortality a $5 million increase due to unfavorable universal life insurance mortality and growth of the term life insurance in-force block.

Interest credited. Interest credited increased $1 million, or 1%, to $181 million for the six months ended June 30, 2005 from $180 million for the six months ended June 30, 2004.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $43 million, or 7%, to $641 million for the six months ended June 30, 2005 from $598 million for the six months ended June 30, 2004. The increase was primarily due to a $50 million increase in our PPI business relating primarily to an increase in commissions and other expenses in our run-off block and an increase of $19 million due to changes in foreign exchange rates. This increase was partially offset by a decrease of $13 million in our long-term care business consisting of a $17 million decrease related to the reinsurance transactions with UFLIC and partially offset by higher non-deferrable acquisition costs.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $69 million, or 17%, to $344 million for the six months ended June 30, 2005 from $413 million for the six months ended June 30, 2004. This decrease was primarily the result of an $80 million decrease in our PPI business primarily attributable to our run-off block, partially offset by a $15 million increase as a result of changes in foreign exchange rates. A $13 million decrease in our life business was primarily related to unfavorable mortality in universal life which contributed to lower amortization. This decrease was partially offset by a $19 million increase in our long-term care business consisting primarily of a $27 million increase to correct amortization related to an incorrectly coded long term care policy rider, partially offset by a $8 million decrease attributable to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $15 million to $20 million for the six months ended June 30, 2005 from $5 million for the six months ended June 30, 2004. This increase was primarily the result of an increase in average yields paid on non-recourse funding obligations supporting certain term life insurance policies and an issuance of additional obligations in the fourth quarter of 2004 and the second quarter of 2005.

Provision for income taxes. Provision for income taxes increased $3 million, or 2%, to $150 million for the six months ended June 30, 2005 from $147 million for the six months ended June 30, 2004. The effective tax rate decreased to 35.6% for the six months ended June 30, 2005 from 36.8% for the six months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to reductions in excess foreign tax credits and favorable examination developments in the six months ended June 30, 2005.

Segment net earnings. Segment net earnings increased by $18 million, or 7%, to $271 million for the six months ended June 30, 2005 from $253 million for the six months ended June 30, 2004. The increase in segment net earnings was primarily attributable to a $7 million increase in the net earnings of our PPI business, a $6 million increase in our life insurance business and a $5 million increase in our long-term care business. The growth in PPI segment earnings is attributable to an increase of $4 million relating to the growth of the in-force blocks, a lower effective tax rate and $2 million attributable to changes in foreign exchange rates. The earnings growth in our life business is attributable to growth of the term in-force block and improved universal life insurance spreads, partially offset by a decrease related to an $8 million deferred gain adjustment on a reinsured block of term life insurance policies and unfavorable life insurance mortality. The increase in earnings in our long-term care business was attributable to a $7 million favorable experience on a block in which we have a reinsurance interest, a $14 million correction related to an incorrectly coded long-term care policy rider, partially offset by a $15 million strengthening of certain claim reserves.

Retirement Income and Investments segment

The following table sets forth the results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and those results are not included in our results after that date. As a result of the foregoing, our results of operations for the three and six months ended June 30, 2005 are not comparable to our results of operations for the three and six months ended June 30, 2004. The pro forma results of operations for the three and six months ended June 30, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums.

	Three months ended June 30,			Six months ended June 30,
(Dollar amounts in millions)	2005	2004	Pro forma 2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$241	$321	$321	$485	$598	$598
Net investment income	432	569	395	865	1,186	772
Policy fees and other income	62	76	53	120	161	105

Total revenues	735	966	769	1,470	1,945	1,475

Benefits and expenses:
Benefits and other changes in policy reserves	301	495	370	609	989	708
Interest credited	256	274	234	506	580	467
Underwriting, acquisition and insurance expenses, net of deferrals	66	68	61	125	143	122
Amortization of deferred acquisition costs and intangibles	32	54	35	59	111	63
Interest expense	1	1	1	1	1	1

Total benefits and expenses	656	892	701	1,300	1,824	1,361

Earnings before income taxes	79	74	68	170	121	114
Provision for income taxes	19	27	25	50	43	41

Segment net earnings	$60	$47	$43	$120	$78	$73

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums. Premiums decreased $80 million, or 25%, to $241 million for the three months ended June 30, 2005 from $321 million for the three months ended June 30, 2004. This decrease was primarily the result of a $76 million decrease in premiums attributable to lower sales in our life-contingent structured settlement annuities due to our continued pricing discipline in low interest rate environment.

Net investment income. Net investment income decreased $137 million, or 24%, to $432 million for the three months ended June 30, 2005 from $569 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $171 million decrease in investment income on variable annuities and structured settlements due to the reinsurance transactions with UFLIC, which resulted in an overall decrease in invested assets. This decrease was partially offset by an increase in investment income related to increased yields on spread-based institutional floating rate products.

Policy fees and other income. Policy fees and other income decreased $14 million, or 18%, to $62 million for the three months ended June 30, 2005 from $76 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $23 million decrease related to the reinsurance transactions with UFLIC. This decrease was partially offset by an increase in fee income attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $194 million, or 39%, to $301 million for the three months ended June 30, 2005 from $495 million for the three months ended June 30, 2004. This decrease was primarily the result of a $125 million decrease related to the reinsurance transactions with UFLIC and a $69 million decrease in life-contingent structured settlements and income annuity reserves primarily attributable to lower sales of these products.

Interest credited. Interest credited decreased $18 million, or 7%, to $256 million for the three months ended June 30, 2005 from $274 million for the three months ended June 30, 2004. This decrease was primarily the result of a $40 million decrease in interest credited related to the reinsurance transactions with UFLIC. This decrease was partially offset by a $19 million increase in interest credited on spread-based institutional products primarily attributable to higher average interest crediting rates on floating rate funding agreements.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $2 million, or 3%, to $66 million for the three months ended June 30, 2005 from $68 million for the three months ended June 30, 2004. The decrease was primarily the result of a $7 million decrease in expenses relating to the reinsurance transactions with UFLIC partially offset by a $3 million increase in expenses associated with a growth in third party managed assets.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $22 million, or 41%, to $32 million for the three months ended June 30, 2005 from $54 million for the three months ended June 30, 2004. This decrease was primarily the result of an $18 million decrease relating to the reinsurance transactions with UFLIC.

Provision for income taxes. Provision for income taxes decreased $8 million, or 30%, to $19 million for the three months ended June 30, 2005 from $27 million for the three months ended June 30, 2004. The effective tax rate decreased to 24.1% for the three months ended June 30, 2005 from 36.5% for the three months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to favorable examination developments in the three months ended June 30, 2005.

Segment net earnings. Segment net earnings increased by $13 million, or 28%, to $60 million for the three months ended June 30, 2005 from $47 million for the three months ended June 30, 2004. This increase was primarily the result of favorable tax examination developments in the three months ended June 30, 2005, an increase in assets under management and improved investment spreads.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums. Premiums decreased $113 million, or 19%, to $485 million for the six months ended June 30, 2005 from $598 million for the six months ended June 30, 2004. This decrease was primarily the result of a $113 million decrease in premiums attributable to lower sales in our life-contingent structured settlement annuities due to our continued pricing discipline in a low interest rate environment.

Net investment income. Net investment income decreased $321 million, or 27%, to $865 million for the six months ended June 30, 2005 from $1,186 million for the six months ended June 30, 2004. This decrease was primarily attributable to a decrease of $414 million in investment income on variable annuities and structured settlements related to the reinsurance transactions with UFLIC which resulted in an overall decrease in invested assets. This decrease was partially offset by a $43 million increase in investment income on spread-based institutional products due to increased yields on floating rate products and a $43 million increase in spread-based retail products due primarily to growth in assets under management.

Policy fees and other income. Policy fees and other income decreased $41 million, or 25%, to $120 million for the six months ended June 30, 2005 from $161 million for the six months ended June 30, 2004. The decrease in fee income of $56 million was primarily related to the reinsurance transactions with UFLIC. This decrease was partially offset by a $15 million increase in fee income attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $380 million, or 38%, to $609 million for the six months ended June 30, 2005 from $989 million for the six months ended June 30, 2004. This decrease was primarily the result of a $281 million decrease related to the reinsurance transactions with UFLIC and an $88 million decrease in structured settlements and income annuity reserves attributable primarily to lower sales of these products.

Interest credited. Interest credited decreased $74 million, or 13%, to $506 million for the six months ended June 30, 2005 from $580 million for the six months ended June 30, 2004. This decrease was primarily related to a $113 million decrease in interest credited related to the reinsurance transactions with UFLIC. This decrease was partially offset by a $35 million increase in interest credited on spread-based institutional products due primarily to higher average interest crediting rates on floating rate funding agreements.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $18 million, or 13%, to $125 million for the six months ended June 30, 2005 from $143 million for the six months ended June 30, 2004. The decrease was primarily attributable to a $21 million decrease in expenses related to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $52 million, or 47%, to $59 million for the six months ended June 30, 2005 from $111 million for the six months ended June 30, 2004. This decrease was primarily related to a $47 million decrease relating to the reinsurance transactions with UFLIC.

Provision for income taxes. Provision for income taxes increased $7 million, or 16%, to $50 million for the six months ended June 30, 2005 from $43 million for the six months ended June 30, 2004. The effective tax rate decreased to 29.4% for the six months ended June 30, 2005 from 35.5% for the six months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to favorable examination development in the six months ended June 30, 2005.

Segment net earnings. Segment net earnings increased by $42 million, or 54%, to $120 million for the six months ended June 30, 2005 from $78 million for the six months ended June 30, 2004. This increase was primarily the result of an increase in fee income attributed to growth in average assets under management, favorable tax examination developments and improved investment spreads in the six months ended June 30, 2005.

Mortgage Insurance segment

The following table presents the historical results of operations relating to our Mortgage Insurance segment. There are no pro forma adjustments to the Mortgage Insurance segment’s results of operations.

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues:
Premiums	$220	$195	$435	$390
Net investment income	68	61	137	121
Policy fees and other income	12	10	22	18

Total revenues	300	266	594	529

Benefits and expenses:
Benefits and other changes in policy reserves	39	27	60	66
Underwriting, acquisition and insurance expenses, net of deferrals	75	65	134	129
Amortization of deferred acquisition costs and intangibles	13	11	24	23

Total benefits and expenses	127	103	218	218

Earnings before income taxes	173	163	376	311
Provision for income taxes	52	49	114	94

Segment net earnings	$121	$114	$262	$217

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums. Premiums increased $25 million, or 13%, to $220 million for the three months ended June 30, 2005 from $195 million for the three months ended June 30, 2004. This increase was primarily the result of a $28 million increase in premiums in our international mortgage insurance business, $7 million of which was attributable to changes in foreign exchange rates. The increase was driven by the aging of our international in-force block, which resulted in increased earned premiums from new insurance written in prior years. Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premium in income over time in accordance with the expected expiration of risk. As of June 30, 2005, our unearned premium reserves were $1.6 billion. The increase in international premiums was offset, in part, by a $3 million decrease in U.S. mortgage insurance premiums as a result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written.

Net investment income. Net investment income increased $7 million, or 11%, to $68 million for the three months ended June 30, 2005 from $61 million for the three months ended June 30, 2004. The increase was primarily the result of a $7 million increase in investment income in our international business related to growth in invested assets, $2 million of which was attributable to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $2 million, or 20%, to $12 million for the three months ended June 30, 2005 from $10 million for the three months ended June 30, 2004. This increase was primarily the result of increased fees for contract underwriting services in our U.S. mortgage insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $12 million, or 44%, to $39 million for the three months ended June 30, 2005 from $27 million for the three months ended June 30, 2004. This increase was primarily driven by an $8 million increase in our international mortgage insurance business, $1 million of which was attributable to changes in foreign exchange rates, due to seasoning of the in-force block, as well as a $4 million increase in our U.S. business related to less favorable delinquency experience in the three months ended June 30, 2005 compared to the prior-year period.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $10 million, or 15%, to $75 million for the three months ended June 30, 2005 from $65 million for the three months ended June 30, 2004. This increase was primarily attributable to an increase in costs in our existing international platforms, investments in potential new international mortgage insurance platforms and $2 million from changes in foreign exchange rates, partially offset by a decrease in underwriting expenses and lower administrative costs in our U.S. mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $2 million, or 18%, to $13 million for the three months ended June 30, 2005 from $11 million for the three months ended June 30, 2004.

Provision for income taxes. Provision for income taxes increased $3 million, or 6%, $2 million of which was attributable to changes in foreign exchange rates, to $52 million for the three months ended June 30, 2005 from $49 million for the three months ended June 30, 2004. The effective tax rate remained constant at 30.1% for the three months ended June 30, 2005 and June 30, 2004. An increase in effective tax rate attributable to an increase in foreign income, which is taxed at a higher worldwide rate than U.S. income, was offset by increased foreign tax credit efficiencies. Our Mortgage Insurance segment’s effective tax rate is significantly below the statutory rate primarily as the result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $7 million, or 6%, to $121 million for the three months ended June 30, 2005 from $114 million for the three months ended June 30, 2004. The increase in segment net earnings was primarily attributable to a $9 million increase in our international mortgage insurance business, $4 million of which was attributable to changes in foreign exchange rates, resulting from higher levels of insurance in force and invested assets. The increase in segment net earnings was partially offset by a $2 million decrease in our U.S. mortgage insurance business, attributable to lower levels of insurance in force and increased losses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums. Premiums increased $45 million, or 12%, to $435 million for the six months ended June 30, 2005 from $390 million for the six months ended June 30, 2004. This increase was primarily the result of a $56 million increase in premiums in our international mortgage insurance business, $12 million of which was attributable to changes in foreign exchange rates. The increase was driven by the aging of our international inforce block, which resulted in increased earned premiums from new insurance written in prior years. In addition, our international premiums increased approximately $10 million as a result of the release of unearned premium reserves on our single premium product relating to the completion of a European cancellation study in the first quarter of 2005. The increase in international premiums was offset, in part, by an $11 million decrease in U.S. mortgage insurance premiums as a result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written.

Net investment income. Net investment income increased $16 million, or 13%, to $137 million for the six months ended June 30, 2005 from $121 million for the six months ended June 30, 2004. The increase was primarily the result of a $16 million increase in investment income in our international business related to growth in invested assets, $4 million of which was attributable to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $4 million, or 22%, to $22 million for the six months ended June 30, 2005 from $18 million for the six months ended June 30, 2004. This increase was primarily the result of increased fees for contract underwriting services and other income in our U.S. mortgage insurance business and $1 million from changes in foreign exchange rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $6 million, or 9%, to $60 million for the six months ended June 30, 2005 from $66 million for the six months ended June 30, 2004. This decrease was primarily attributable to a $17 million decrease in U.S. loss reserves primarily attributable to more favorable delinquency experience in our U.S. mortgage insurance business compared to the prior-year period, partially offset by a $7 million increase in paid claims in our U.S. mortgage insurance business and a $6 million increase in paid claims in our international mortgage insurance business, $2 million of which was attributable to changes in foreign exchange rates.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $5 million, or 4%, to $134 million for the six months ended June 30, 2005 from $129 million for the six months ended June 30, 2004. This increase was primarily attributable to an increase in costs in our existing international platforms, investments in potential new international mortgage insurance platforms and $3 million from changes in foreign exchange rates, partially offset by a decrease in underwriting expenses and lower administrative costs in our U.S. mortgage insurance business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $1 million, or 4%, to $24 million for the six months ended June 30, 2005 from $23 million for the six months ended June 30, 2004.

Provision for income taxes. Provision for income taxes increased $20 million, or 21%, $4 million of which was attributable to changes in foreign exchange rates, to $114 million for the six months ended June 30, 2005 from $94 million for the six months ended June 30, 2004. The effective tax rate increased to 30.3% for the six months ended June 30, 2005 from 30.2% for the six months ended June 30, 2004. The increase in the effective tax rate was primarily attributable to an increase in foreign income, which is taxed at a higher worldwide rate than U.S. income, offset by increased foreign tax credit efficiencies. Our Mortgage Insurance segment’s effective tax rate is significantly below the statutory rate primarily as the result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $45 million, or 21%, to $262 million for the six months ended June 30, 2005 from $217 million for the six months ended June 30, 2004. The increase in segment net earnings was primarily attributable to a $34 million increase, $8 million of which was due to changes in foreign exchange rates, in our international mortgage insurance business, resulting from higher levels of insurance in force and invested assets and the release of unearned premium reserves relating to updated cancellation data. The increase in segment net earnings was also the result of an $11 million increase in our U.S. mortgage insurance net earnings, attributable to a decrease in U.S. loss reserves due to more favorable delinquency experience compared to the prior-year period and a decrease in underwriting expenses and administrative costs. These increases were offset in part by a decline in our in-force block due to an excess of policy cancellations over new insurance written.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Pro forma financial information is not presented for the Affinity segment because we did not acquire any of the Affinity segment businesses from GEFAHI. Accordingly, the results of the Affinity segment are included in our results of operations through May 24, 2004, but excluded thereafter.

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues:
Premiums	$—	$34	$—	$88
Net investment income	—	8	—	26
Policy fees and other income	—	37	—	104

Total revenues	—	79	—	218

Benefits and expenses:
Benefits and other changes in policy reserves	—	31	—	80
Underwriting, acquisition and insurance expenses, net of deferrals	—	49	—	123
Amortization of deferred acquisition costs and intangibles	—	18	—	47

Total benefits and expenses	—	98	—	250

Earnings before income taxes	—	(19)	—	(32)
Provision for income taxes	—	(7)	—	(18)

Segment net earnings	$—	$(12)	$—	$(14)

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

	Three months ended June 30,			Six months ended June 30,
(Dollar amounts in millions)	2005	2004	Pro forma 2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$24	$26	$26	$42	$52	$52
Net investment income	31	57	53	66	90	88
Net realized investment gains (losses)	—	8	6	(6)	24	21
Policy fees and other income	3	2	2	8	4	4

Total revenues	58	93	87	110	170	165

Benefits and expenses:
Benefits and other changes in policy reserves	9	10	9	17	19	18
Underwriting, acquisition and insurance expenses, net of deferrals	33	22	28	35	41	47
Amortization of deferred acquisition costs and intangibles	4	3	4	9	6	7
Interest expense	57	44	56	120	88	114

Total benefits and expenses	103	79	97	181	154	186

Earnings (loss) before income taxes	(45)	14	(10)	(71)	16	(21)
(Benefit) provision for income taxes	(17)	24	17	(25)	22	8

Segment net loss	$(28)	$(10)	$(27)	$(46)	$(6)	$(29)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums. Premiums decreased $2 million, or 8%, to $24 million for the three months ended June 30, 2005 from $26 million for the three months ended June 30, 2004. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment income decreased $26 million, or 46%, to $31 million for the three months ended June 30, 2005 from $57 million for the three months ended June 30, 2004. The decrease in net investment income was attributable primarily to lower levels of invested assets as a result of our share repurchase in March 2005, lower income from partnership investments, lower income from two consolidated securitization entities and higher net investment income in the prior year quarter due to the timing of segment investment allocations.

Net realized investment (losses) gains. See the comparison of this line under “Results of Operations”.

Policy fees and other income. Policy fees and other income increased $1 million to $3 million for the three months ended June 30, 2005 from $2 million for the three months ended June 30, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $1 million, or 10% to $9 million for the three months ended June 30, 2005 from $10 million for the three months ended June 30, 2004.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, primarily consists of expenses of our Bermuda reinsurer, Mexico auto insurer and corporate expenses that are not allocated for segment reporting purposes. These corporate expenses include items such as class-action litigation settlements, advertising and marketing costs, severance and restructuring charges and other corporate-level expenses. Underwriting, acquisition and insurance expenses, net of deferrals increased $11 million to $33 million for the three months ended June 30, 2005 from $22 million for the three months ended June 30, 2004. This increase was primarily attributable to increased stand-alone and branding costs associated with our separation from GE.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $1 million to $4 million for the three months ended June 30, 2005 from $3 million for the three months ended June 30, 2004.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $13 million, or 30%, to $57 million for the three months ended June 30, 2005 from $44 million for the three months ended June 30, 2004. This increase was primarily the result of an increase in interest expense associated with the change in our debt structure as a result of our corporate reorganization and increased rates on our outstanding commercial paper.

Provision (Benefit) for income taxes. Benefit from income taxes increased $41 million to $(17) million for the three months ended June 30, 2005 from $24 million for the three months ended June 30, 2004. The increased benefit was primarily attributable to a $22 million nonrecurring, IPO-related tax charge in the three months ended June 30, 2004, and a decrease in pre-tax income in the three months ended June 30, 2005.

Segment net loss. Segment net loss increased $18 million to $28 million for the three months ended June 30, 2005 from $10 million for the three months ended June 30, 2004. The increase in net loss was primarily attributable to an increase in interest expense relating to the change in debt structure associated with our corporate reorganization, a decrease in net investment income related to lower partnership distributions, a one time investment income favorability in the prior year quarter relating to excess assets not allocated to the operating segments in the second quarter of 2004, and increased stand-alone and branding costs associated with our separation from GE. These decreases were partially offset by a $22 million nonrecurring, IPO-related tax charge in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums. Premiums decreased $10 million, or 19%, to $42 million for the six months ended June 30, 2005 from $52 million for the six months ended June 30, 2004. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment income decreased $24 million, or 27%, to $66 million for the six months ended June 30, 2005 from $90 million for the six months ended June 30, 2004. The decrease in net investment income was attributable primarily to lower levels of invested assets associated with our share repurchase in March 2005, lower income from partnership investments, lower income from two consolidated securitization entities and higher net investment income in the prior-year period due to the timing of segment investment allocations.

Net realized investment (losses) gains. See the comparison of this line under “Results of Operations”.

Policy fees and other income. Policy fees and other income increased $4 million to $8 million for the six months ended June 30, 2005 from $4 million for the six months ended June 30, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $2 million, or 11% to $17 million for the six months ended June 30, 2005 from $19 million for the six months ended June 30, 2004.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $6 million to $35 million for the six months ended June 30, 2005 from $41 million for the six months ended June 30, 2004. This decrease was primarily attributable to a decrease in overhead charges from our majority stockholder, partially offset by increased stand-alone, branding and insurance costs associated with our separation from GE.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $3 million to $9 million for the six months ended June 30, 2005 from $6 million for the six months ended June 30, 2004.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $32 million, or 36%, to $120 million for the six months ended June 30, 2005 from $88 million for the six months ended June 30, 2004. This increase was primarily the result of an increase in interest expense associated with the change in our debt structure as a result of our corporate reorganization and increased rates on our outstanding commercial paper.

Provision (Benefit) for income taxes. Benefit from income taxes increased $47 million to ($25) million for the six months ended June 30, 2005 from $22 million for the six months ended June 30, 2004. The increased benefit was primarily attributable to nonrecurring, IPO-related transaction taxes in the three months ended June 30, 2004 and a decrease in pre-tax income in the six months ended June 30, 2005.

Segment net loss. Segment net loss increased $40 million to $46 million for the six months ended June 30, 2005 from $6 million for the six months ended June 30, 2004. The decrease in net earnings was primarily attributable to an increase in interest expense relating to the change in debt structure associated with our corporate reorganization, an increase in investment impairment charges and a decrease in net realized investment gains in the six months ended June 30, 2005, partially offset by a decrease in overhead charges from our majority stockholder and certain employee benefits.

Liquidity and Capital Resources

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations, including payments of principal and interest on our outstanding indebtedness.

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

In 2005, we declared common stock dividends of $61 million of which $30 million will be paid during the third quarter of 2005.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings. Based on statutory results as of December 31, 2004, our subsidiaries could pay dividends of $1,450 million to us in 2005 without obtaining regulatory approval. As of June 30, 2005 we received $636 million in dividends from our insurance subsidiaries.

In connection with our secondary offering completed on March 30, 2005, we repurchased 19.4 million shares of our Class B Common Stock directly from our majority stockholder which were automatically converted to Class A Common Stock upon the transfer of these shares to us, for an aggregate price of $500 million.

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collaterized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At June 30, 2005, the fair value of the securities pledged under the repurchase program totaled $216 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

As of June 30, 2005, we had approximately $2.7 billion of floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $2.7 billion aggregate amount outstanding as of June 30, 2005, $1.5 billion had put option features, including $1.1 billion with put options features of 90 days and $0.4 billion with put options of 180 days. Previously, GE Capital had guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. We no longer have any floating rate funding agreements guaranteed by GE Capital.

On April 21, 2005, we entered into a five-year revolving credit facility, which matures in April 2010, replacing our 364-day credit facility, which was scheduled to mature in May 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of June 30, 2005, we had utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries.

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

Net cash provided by operating activities was $1,448 million and $2,331 million for the six months ended June 30, 2005 and 2004, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of our products and services. The decrease in cash from operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 of $883 million was primarily the result of the timing of cash settlement for other assets and liabilities. The decrease was also the result of cash used to settle tax liabilities associated with our corporate reorganization completed on May 28, 2004.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(1,124) million and $(2,191) million for the six months ended June 30, 2005 and 2004, respectively. The increase in net cash from investing activities for the six months ended June 30, 2005 compared to June 30, 2004, of $1,067 million was primarily the result of a $616 million decrease in net investment purchases and a decrease of $452 million in short-term investment activity.

Net cash from financing activities was $(708) million and $(744) million for the six months ended June 30, 2005 and 2004, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The $36 million increase in net cash from financing activities for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily the result of a $526 million decrease in net cash transferred to our majority shareholder as a result of our corporate reorganization and a $200 million increase in cash received from the issuance of non-recourse funding obligations partially offset by $500 million in cash paid for our share repurchase in March 2005, a $119 million decrease in net cash from investment contracts and $61 million in common stock dividends paid to stockholders in the first six months of 2005.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities, cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2005, our total cash and invested assets was $67.9 billion.

Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests, and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash and invested assets as of June 30, 2005.

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

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its estimated fair value. Estimated fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. The estimated fair value of infrequently traded securities as of June 30, 2005 was approximately $13 billion.

For the three months ended June 30, 2005 and 2004, we recognized impairment losses of $3 million and $4 million, respectively. For the six months ended June 30, 2005 and 2004, we recognized impairments of $37 million and $9 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio for reasons such as credit quality, yield and liquidity requirements and portfolio diversification. For the three and six months ended June 30, 2005, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $8 million and $15 million, respectively. The aggregate fair value of securities sold at a loss during the three and six months ended June 30, 2005 was $481 million and $1,158 million, which was approximately 98% and 99% of book value, respectively.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2005:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$91	$90	$(1)	1.1%	13
Tax exempt	63	62	(1)	1.6%	19
Government—non U.S.	115	113	(2)	1.7%	23
U.S. corporate	3,064	3,010	(54)	1.8%	324
Corporate—non U.S.	1,128	1,106	(22)	2.0%	130
Mortgage and asset backed	1,896	1,886	(10)	0.5%	251

Total fixed maturities	6,357	6,267	(90)	1.4%	760
Equity securities	—	—	—	—	12

Total temporarily impaired securities	$6,357	$6,267	$(90)	1.4%	772

% Below cost—fixed maturities:
<20% Below cost	$6,319	$6,238	$(81)	1.3%	754
20-50% Below cost	38	29	(9)	23.7%	3
>50% Below cost	—	—	—	—%	3

Total fixed maturities	6,357	6,267	(90)	1.4%	760

% Below cost—equity securities:
<20% Below cost	—	—	—	—%	7
20-50% Below cost	—	—	—	—%	1
>50% Below cost	—	—	—	—%	4

Total equity securities	—	—	—	—%	12

Total temporarily impaired securities	$6,357	$6,267	$(90)	1.4%	772

Investment grade	$5,831	$5,763	$(68)	1.2%	661
Below investment grade	526	504	(22)	4.2%	99
Not Rated—Fixed maturities	—	—	—	—%	—
Not Rated—Equity securities	—	—	—	—%	12

Total temporarily impaired securities	$6,357	$6,267	$(90)	1.4%	772

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$17	$17	$—	—%	4
Tax exempt	18	18	—	—%	10
Government—non U.S.	95	94	(1)	1.1%	11
U.S. corporate	789	728	(61)	7.7%	122
Corporate—non U.S.	551	541	(10)	1.8%	78
Mortgage and asset backed	574	561	(13)	2.3%	122

Total fixed maturities	2,044	1,959	(85)	4.2%	347
Equity securities	21	19	(2)	9.5%	26

Total temporarily impaired securities	$2,065	$1,978	$(87)	4.2%	373

% Below cost—fixed maturities:
<20% Below cost	$1,927	$1,878	$(49)	2.5%	309
20-50% Below cost	107	77	(30)	28.0%	25
>50% Below cost	11	5	(6)	54.5%	13

Total fixed maturities	2,045	1,960	(85)	4.2%	347

% Below cost—equity securities:
<20% Below cost	19	17	(2)	10.5%	9
20-50% Below cost	1	1	—	—%	8
>50% Below cost	—	—	—	—%	9

Total equity securities	20	18	(2)	10.0%	26

Total temporarily impaired securities	$2,065	$1,978	$(87)	4.2%	373

Investment grade	$1,740	$1,703	$(37)	2.1%	272
Below investment grade	304	256	(48)	15.8%	76
Not Rated—Fixed maturities	1	1	—	—%	1
Not Rated—Equity securities	20	18	(2)	10.0%	24

Total temporarily impaired securities	$2,065	$1,978	$(87)	4.2%	373

The investment securities in an unrealized loss position for less than twelve months account for $90 million, or 51%, of our total unrealized losses. Of the securities in this category, there were two issuers with an unrealized loss in excess of $5 million. These two issuers had aggregate unrealized losses of $13 million. The amount of the unrealized loss on these issuers is driven primarily by the relative size of the holdings, the par values of which range from $30 million to $40 million, and by their maturities.

The investment securities in an unrealized loss position for twelve months or more account for $87 million, or 49%, of our total unrealized losses. Of the securities in this category there were four single issuers with an unrealized loss in excess of $5 million. There are 166 fixed maturities in six industry groups that account for $66 million, or 76%, of the unrealized losses in this category.

Seventy-one of these 166 securities are in the finance and insurance sector and account for unrealized losses of $12 million. Within this sector, no single issuer has unrealized losses greater than $5 million. The unrealized losses of these securities are due to higher short-term interest rates for the quarter ended June 30, 2005.

Twenty-five of these 166 securities are in the transportation sector and are related to the airline industry. This sector accounts for $15 million of unrealized losses, of which there is one issuer with an unrealized loss in excess of $5 million. This issuer comprises 9 of the 25 securities and accounts for $9 million of the unrealized losses. All of our airline securities, with one exception, are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values or the present value of expected cash flows associated with revised lease terms. In accordance with our impairment policy described above, we recognized $1 million and $10 million of impairments for the three and six months ended June 30, 2005, respectively and less than $1 million for the three and six months ended June 30, 2004, respectively. These holdings were written down to the estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft.

Twenty-nine of these 166 securities are in the consumer non-cyclical sector and account for $8 million of unrealized losses. Within this sector, there are 5 issuers, comprising seven of the twenty-five securities, which represent $4 million of the unrealized losses in this sector. These five issuers are current on all terms and are not considered at risk of impairment. One of these 5 issuers had unrealized losses of $1 million. Each of the other securities in this sector have unrealized losses of less than $1 million.

Eighteen of these 166 securities are in the technology and communication sectors and account for $12 million of unrealized losses. There was one issuer with unrealized losses of $6 million. This issuer is performing as expected. The aggregate par value of the securities from this issuer is $62 million. No other single issuer of fixed-maturities in this sector has an unrealized loss of greater than $5 million.

The remaining twenty-three of these 166 securities are in other industry sectors and account for $19 million of unrealized losses, of which two issuers had unrealized losses of $9 million and $8 million. The amount of unrealized losses from these issuers is driven primarily by the relative size of the holdings; the par values for these issuers are $29 million and $37 million. The issuers are performing as expected. No other single issuer of fixed-maturities in these sectors has an unrealized loss of greater than $1 million.

The equity securities in an unrealized loss position for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single issuer had an unrealized loss of greater than $2 million as of June 30, 2005.

Securitization Entities

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of June 30, 2005 and December 31, 2004 were $1.5 billion and $1.6 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no securitization transactions executed in the three and six months ended June 30, 2005 and 2004.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of June 30, 2005, we provided limited recourse for a maximum of $119 million of credit losses. To date we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

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

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $27 million of revenue, $2 million of general expenses and $20 million of interest expense associated with these newly consolidated entities in our historical financial statements for the six months ended June 30, 2005. For the six months ended June 30, 2004, we included $33 million of revenue, $2 million of general expenses and $24 million of interest expense associated with these entities in our historical financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Statement of Financial Position, which are part of our Corporate and Other segment as of June 30, 2005 and December 31, 2004:

(Dollar amounts in millions)	June 30, 2005	December 31, 2004
Assets:
Restricted investments held by securitization entities	$781	$860
Other assets	40	24

Total(1)	$821	$884

Liabilities:
Borrowings related to securitization entities	$754	$849
Other liabilities	15	3

Total	$769	$852

(1)	Includes $28 million and $31 million of retained interests in securitized assets as of June 30, 2005 and December 31, 2004, respectively, that are consolidated.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of June 30, 2005, and December 31, 2004, was $66 billion and $65 billion, respectively, of which 81% and 80%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuations on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical financial statements. We currently do not hedge this exposure. For the three months ended June 30, 2005 and 2004, 32% and 28%, respectively, of our net earnings from continuing operations were generated by our international operations.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would decrease the market value of our fixed income securities portfolio by approximately $2.9 billion, based on our securities positions as of June 30, 2005.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of June 30, 2005, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of June 30, 2005, that such a decrease would have an insignificant effect on our net earnings from continuing operations for the year ended December 31, 2005.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $5 million, based on our equity positions as of June 30, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

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

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A3” by Moody’s and “A-” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1” and the credit limit for these transactions is $150 million per counterparty. The decline in our exposure to Aaa-rated counterparties from 88% as of December 31, 2004 to 80% as of June 30, 2005 was attributable to a downgrade of our largest counterparty to Aa in the six months ended June 30, 2005.

The following table sets forth an analysis of our counterparty credit risk exposures percentages net of collateral held as of the dates indicated:

Moody’s Rating	June 30, 2005	December 31, 2004
Aaa	80%	88%
Aa	14%	10%
A	6%	2%

	100%	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We are cooperating fully with the SEC with respect to its subpoena. Additionally, in May and June 2005, certain of our subsidiaries received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject. In June 2005, General Electric Company (GE) received a subpoena from the United States Attorney’s Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena. In the United Kingdom, the Financial Services Authority has initiated an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. Also, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. We are also cooperating with respect to these industry-wide regulatory inquiries.

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

We cannot assure you that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

In our investment-related operations, we are subject to, and may become subject to further litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships.

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, except as described below, there were no new material legal proceedings during the quarter.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we identified settlements in principle with two groups of class members who had elected to exclude themselves from the class action settlement in McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. During the second quarter of 2005, those settlements in principle were finalized.

As noted in the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004, one of our subsidiaries is involved in an arbitration regarding our rescission of mortgage insurance on certain loans involving a lender under our delegated underwriting program. We believe our maximum exposure for reinstatement based upon the risk in force on the rescinded coverage for all loans with this lender, whether or not subject to an arbitration demand, would not exceed $10 million. In addition, attorneys fees and punitive damages are sought. The arbitration panel released findings on June 16, 2005 on the first phase of the arbitration, ordering reinstatement of coverage on 28 of 30 loans. The exposure for reinstatement on these loans is less than $1 million. Attorneys fees and punitive damages were not awarded. The second phase hearing occurred in July 2005 but no decision has been released. We intend to contest vigorously all claims in this arbitration, although we cannot provide assurances that we will prevail.

One of our insurance subsidiaries is named as a defendant in a lawsuit, Wilma Juanita Kern, et al. v. General Electric Capital Assurance Company, filed on February 16, 2005 in the Circuit Court for the Third Judicial Circuit in Madison County, Illinois. The plaintiffs seek to proceed on the basis of a class action, brought on behalf of Illinois purchasers of long term care insurance. Plaintiffs allege the improper refusal to provide long term care benefits to long term care insureds who were cared for in unlicensed facilities in Illinois, and the improper sale of policies requiring insureds to reside in licensed assisted care facilities during a time period when no licensed facilities, or too few licensed facilities, were available in Illinois. Plaintiffs seek unspecified damages for breach of contract, violation of the Illinois Consumer Fraud Act and unjust enrichment. We have filed a motion to dismiss and, in the alternative, a motion to transfer venue. We intend to contest vigorously all claims in the case.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Genworth Financial, Inc. was held on May 19, 2005. Stockholders elected for the ensuing year all of the director nominees, approved the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and ratified the selection of KPMG LLP as our independent registered public accounting firm for 2005.

The voting results were as follows:

	Votes Cast		Abstain	Broker Non-votes
	For	Against
Management Proposals

Class A and Class B Common Stock voting together:

Approval of the 2004 Genworth Financial, Inc. Omnibus Incentive Plan	453,735,414	16,970,430	63,211	13,043,056
Ratification of the selection of KPMG LLP as the independent registered public accounting firm for 2005	483,359,019	424,966	28,126	0

Election of Directors

	Votes Received	Votes Withheld
Directors elected by holders of Class A Common Stock:
Frank J. Borelli	132,865,696	7,858,270
Michael D. Fraizer	108,114,231	32,609,735
J. Robert “Bob” Kerrey	132,889,096	7,834,870
Thomas B. Wheeler	132,889,096	7,834,870

Directors elected by holders of Class B Common Stock:
Elizabeth J. Comstock	343,088,145	0
Pamela Daley	343,088,145	0
Dennis D. Dammerman	343,088,145	0
David R. Nissen	343,088,145	0
James A. Parke	343,088,145	0

Item 6. Exhibits

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: July 29, 2005
	By:	/S/ RICHARD P. MCKENNEY
Richard P. McKenney Senior Vice President—Chief Financial Officer Duly Authorized Officer and Principal Financial Officer