Form 10-Q
period 2005-09-30
GENWORTH FINANCIAL INC
filed 2005-10-27
CIK 1276520

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At October 25, 2005, 343,720,672 shares of Class A Common Stock, par value $0.001 per share, and 127,066,559 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF EARNINGS

(Dollar amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Premiums	$1,547	$1,523	$4,766	$4,953
Net investment income	902	785	2,595	2,823
Net realized investment gains (losses)	(7)	3	(13)	27
Policy fees and other income	186	159	501	612

Total revenues	2,628	2,470	7,849	8,415

Benefits and expenses:
Benefits and other changes in policy reserves	1,026	1,034	3,152	3,675
Interest credited	364	328	1,051	1,088
Underwriting, acquisition, and insurance expenses, net of deferrals	506	411	1,476	1,445
Amortization of deferred acquisition costs and intangibles	217	230	618	830
Interest expense	72	60	213	154

Total benefits and expenses	2,185	2,063	6,510	7,192

Earnings from continuing operations before income taxes and accounting change	443	407	1,339	1,223
Provision for income taxes	136	136	425	424

Net earnings from continuing operations before accounting change	307	271	914	799
Gain on sale of discontinued operations, net of taxes	—	—	—	7

Net earnings before accounting change	307	271	914	806
Cumulative effect of accounting change, net of taxes	—	—	—	5

Net earnings	$307	$271	$914	$811

Earnings per common share:
Basic	$0 .65	$0.55	$1.92	$1.66

Diluted	$0.64	$0.55	$1.88	$1.65

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF FINANCIAL POSITION

(Dollar amounts in millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale	$53,569	$52,424
Equity securities available-for-sale	366	374
Mortgage and other loans	7,272	6,051
Policy loans	1,353	1,224
Short-term investments	26	247
Restricted investments held by securitization entities	753	860
Other invested assets	3,198	3,996

Total investments	66,537	65,176
Cash and cash equivalents	1,834	1,963
Accrued investment income	749	733
Deferred acquisition costs	5,391	5,020
Intangible assets	778	780
Goodwill	1,455	1,465
Reinsurance recoverable	18,331	18,535
Other assets	1,691	1,322
Separate account assets	8,923	8,884

Total assets	$105,689	$103,878

Liabilities and Stockholders’ Interest
Liabilities:
Future annuity and contract benefits	$63,786	$61,698
Liability for policy and contract claims	3,315	3,329
Unearned premiums	3,567	3,597
Other policyholder liabilities	518	638
Other liabilities	5,337	6,792
Non-recourse funding obligations	1,400	900
Short-term borrowings	167	559
Long-term borrowings	2,761	2,442
Senior notes underlying equity units	600	600
Preferred stock	100	100
Deferred tax liability	1,177	624
Borrowings related to securitization entities	710	849
Separate account liabilities	8,923	8,884

Total liabilities	92,361	91,012

Commitments and Contingencies
Stockholders’ interest:
Class A Common Stock, $0.001 par value; 1.5 billion shares authorized; 363 million shares issued; 147 million and 344 million shares outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Class B Common Stock, $0.001 par value; 700 million shares authorized; 343 million and 127 million shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	10,651	10,612

Accumulated non-owner changes in stockholders’ interest:
Net unrealized investment gains	1,040	1,019
Derivatives qualifying as hedges	399	268
Foreign currency translation and other adjustments	275	322

Total accumulated non-owner changes in stockholders’ interest	1,714	1,609
Retained earnings	1,463	645
Treasury stock, at cost (19 million shares as of September 30, 2005)	(500)	—

Total stockholders’ interest	13,328	12,866

Total liabilities and stockholders’ interest	$105,689	$103,878

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

STATEMENT OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$914	$811
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of investment discounts and premiums	42	55
Net realized investment losses (gains)	13	(27)
Charges assessed to policyholders	(248)	(218)
Acquisition costs deferred	(832)	(695)
Amortization of deferred acquisition costs and intangibles	618	830
Deferred income taxes	483	(1,203)
Corporate overhead allocation	—	15
Gain on sale of discontinued operations, net of taxes	—	(7)
Cumulative effect of accounting change, net of taxes	—	(5)
Change in certain assets and liabilities:
Accrued investment income and other assets, net	(457)	714
Insurance reserves	2,013	2,262
Other liabilities and other policy-related balances	(172)	960
Tax liabilities	(170)	939

Net cash from operating activities	2,204	4,431

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	3,750	4,550
Mortgage, policy and other loans	770	668
Other invested assets	24	11
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	2,914	3,483
Other invested assets	103	179
Purchases and originations of investments:
Fixed maturities and equity securities	(8,136)	(11,321)
Mortgage, policy and other loans	(2,137)	(991)
Other invested assets	(144)	(196)
Payments for businesses purchased, net of cash acquired	—	(9)
Proceeds from the sale of discontinued operations	—	10
Short-term investment activity, net	221	(646)

Net cash from investing activities	(2,635)	(4,262)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	6,359	4,834
Redemption and benefit payments on investment contracts	(5,899)	(5,081)
Short-term borrowing activity, net	(45)	(2,400)
Proceeds from issuance of non-recourse funding obligations	500	—
Proceeds from long-term borrowings	348	1,895
Net commercial paper borrowings	(348)	500
Cash transferred as part of our corporate reorganization	—	(838)
Dividends paid to stockholders	(93)	(1,581)
Stock-based compensation awards exercised	(2)	—
Acquisition of treasury stock from former majority stockholder	(500)	—
Capital contribution received from former majority stockholder	19	1,894

Net cash from financing activities	339	(777)

Effect of exchange rate changes on cash and cash equivalents	(37)	24

Net change in cash and cash equivalents	(129)	(584)
Cash and cash equivalents at beginning of period	1,963	1,982

Cash and cash equivalents at end of period	$1,834	$1,398

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

Supplemental schedule of non-cash investing and financing activities

	Nine months ended September 30,
(Dollar amounts in millions)	2005	2004
	(Unaudited)
Excluded net assets:
Assets (net of cash of $838) excluded in our corporate reorganization	$—	$21,896
Liabilities excluded in corporate reorganization	—	(20,965)

Net assets transferred to former majority stockholder in connection with corporate reorganization	$—	$931

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$—	$600
Issuance of Series A preferred stock	—	100
Issuance of contingent note	—	550
Issuance of intercompany note	—	2,400

Total other non-cash transactions in connection with our corporate reorganization	$—	$3,650

Non-cash transactions subsequent to our corporate reorganization
Stock-based compensation	$36	$18
Dividends declared not yet paid	35	32

Total non-cash transactions subsequent to our corporate reorganization	$71	$50

See Notes to Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware in October 2003, in preparation for the corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and the initial public offering of Genworth common stock (“IPO”) which were completed in May 2004. In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities and other investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting.

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

In September 2005 and in March 2005, GE completed secondary public offerings of 116.2 million and 80.5 million shares of our Class B Common Stock, respectively. The 196.7 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. Concurrently with the March 2005 secondary offering, we repurchased 19.4 million shares of Class B Common Stock from GE at a price of $25.811 per share (a price equal to the net proceeds per share received by the selling stockholder from the underwriters), which were automatically converted to Class A Common Stock upon the transfer of these shares to us and recorded at cost as treasury stock in the unaudited Statement of Financial Position. We did not receive any of the proceeds from these secondary offerings. As of September 30, 2005, approximately 73% of our common stock was owned by public shareholders and approximately 27% of our common stock was beneficially owned by GE.

For the periods prior to our corporate reorganization, the accompanying financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and businesses included in the predecessor financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., GE Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., GE Mortgage Insurance

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Guernsey) Ltd., Genworth Financial Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., The Terra Financial Companies, Ltd., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Residential Connections Corp., Assocred SA, Ennington Properties Limited and the consumer protection insurance business of Vie Plus S.A. All of the companies were indirect subsidiaries of GE. For these periods, we refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

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

(2) Recent Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. We will adopt SOP 05-1 for internal replacements beginning January 1, 2007. Given its recent issuance, management is still assessing the impact SOP 05-1 will have on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Share-Based Payments—an amendment of FASB Statements No. 123 and 95, which we will adopt on January 1, 2006. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial position.

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net earnings for the three and nine months ended September 30, 2005, by weighted average basic common shares outstanding and by weighted average diluted common shares outstanding, for the corresponding period. The following is a summary of earnings per common share and weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.65	$0.55	$1.92	$1.63
Gain on sale of discontinued operations, net of taxes	—	—	—	0.01
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Basic earnings per common share	$0.65	$0.55	$1.92	$1.66

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.64	$0.55	$1.88	$1.63
Gain on sale of discontinued operations, net of taxes	—	—	—	0.01
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Diluted earnings per common share	$0.64	$0.55	$1.88	$1.65

Weighted-average shares used in basic earnings per common share calculations	470.7	489.6	476.7	489.5
Dilutive securities:
Stock purchase contracts underlying equity units	6.4	—	4.9	—
Stock options and stock appreciation rights	3.6	0.4	2.7	0.5
Restricted stock units	0.4	0.4	0.4	0.4

Weighted-average shares used in diluted earnings per common share calculations	481.1	490.4	484.7	490.4

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4) Investments

In August 2005, certain of our life insurance subsidiaries transferred approximately $1.7 billion of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of Genworth’s creditors. However, our life insurance subsidiaries are entitled to all principal and interest payments made on the Secured Notes as well as dividends and all proceeds upon liquidation of the SPE. Under U.S. GAAP, the SPE is not a qualified SPE and therefore is consolidated into Genworth for financial reporting purposes. Accordingly, the investment securities are included within Genworth’s financial statements. The sale and contribution of the investment securities to the SPE as well as the Secured Notes issued by the SPE are eliminated in consolidation.

As of September 30, 2005, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$681	$36	$(2)	$715
Tax exempt	2,793	122	(2)	2,913
Government—non U.S.	1,709	86	(2)	1,793
U.S. corporate	25,628	1,158	(169)	26,617
Corporate—non U.S.	8,820	369	(45)	9,144
Mortgage and asset-backed	12,343	129	(85)	12,387

Total fixed maturities	51,974	1,900	(305)	53,569
Equity securities	278	90	(2)	366

Total available-for-sale securities	$52,252	$1,990	$(307)	$53,935

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

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective in March 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At September 30, 2005, the fair value of the securities pledged under the repurchase program totaled $205 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

(5) Stockholders’ Interest

The following presents a summary of activity in stockholders’ interest for the nine months ended September 30, 2005:

(Dollar amounts in millions)	Additional paid-in capital	Accumulated non-owner changes in stockholders’ interest	Retained earnings	Treasury stock, at cost	Total stockholders’ interest
Balances as of December 31, 2004	$10,612	$1,609	$645	$—	$12,866

Changes other than transactions with stockholders:
Net earnings	—	—	914	—	914
Net unrealized gains on investment securities	—	21	—	—	21
Derivatives qualifying as hedges	—	131	—	—	131
Foreign currency translation adjustments	—	(47)	—	—	(47)

Total changes other than transactions with stockholders	—	—	—	—	1,019

Dividends and other transactions with stockholders	—	—	(96)	—	(96)
Acquisition of treasury stock	—	—	—	(500)	(500)
Capital contribution received from our then majority stockholder	4	—	—	—	4
Stock-based compensation	35	—	—	—	35

Balances as of September 30, 2005	$10,651	$1,714	$1,463	$(500)	$13,328

A summary of changes in stockholders’ interest that did not result directly from transactions with our stockholders is as follows:

(Dollar amounts in millions)	Three months ended September 30,
	2005	2004
Net earnings	$307	$271
Net unrealized gains (losses) on investment securities	(498)	757
Derivatives qualifying as hedges	(7)	84
Foreign currency translation adjustments	55	19

Total	$(143)	$1,131

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in millions)	Nine months ended September 30,
	2005	2004
Net earnings	$914	$811
Net unrealized gains (losses) on investment securities	21	(595)
Derivatives qualifying as hedges	131	173
Foreign currency translation adjustments	(47)	(4)

Total	$1,019	$385

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

The following is a summary of segment activity:

	Three months ended September 30,
(Dollar amounts in millions)	2005	2004
Revenues
Protection	$1,549	$1,474
Retirement Income and Investments	705	664
Mortgage Insurance	303	272
Corporate and Other	71	60

Total revenues	$2,628	$2,470

Net earnings (loss) from continuing operations before accounting change
Protection	$145	$135
Retirement Income and Investments	59	40
Mortgage Insurance	126	102
Corporate and Other	(23)	(6)

Total net earnings (loss) from continuing operations before accounting change	$307	$271

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine months ended September 30,
(Dollar amounts in millions)	2005	2004
Revenues
Protection	$4,596	$4,557
Retirement Income and Investments	2,175	2,609
Mortgage Insurance	897	801
Affinity	—	218
Corporate and Other	181	230

Total revenues	$7,849	$8,415

Net earnings (loss) from continuing operations before accounting change
Protection	$416	$388
Retirement Income and Investments	179	118
Mortgage Insurance	388	319
Affinity	—	(14)
Corporate and Other	(69)	(12)

Total net earnings (loss) from continuing operations before accounting change	$914	$799

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	September 30, 2005	December 31, 2004
Assets
Protection	$32,916	$31,806
Retirement Income and Investments	58,271	56,610
Mortgage Insurance	7,035	6,428
Corporate and Other	7,467	9,034

Total assets	$105,689	$103,878

(7) Commitments and Contingencies

We face significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict or determine the ultimate outcomes of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission,

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We are cooperating fully with the SEC with respect to its subpoena. Additionally, in May and June 2005, certain of our subsidiaries received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject. In June 2005, GE received a subpoena from the United States Attorney’s office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena. In the United Kingdom, the Financial Services Authority has initiated an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. Also, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. We are also cooperating with respect to these industry-wide regulatory inquiries.

(8) Borrowings

Long-term Senior notes

In September 2005, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 4.95% per year payable semi-annually, and maturing in October 2015 (“2015 Notes”). The 2015 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2015 Notes are not guaranteed by any subsidiary of Genworth Financial, Inc. We have the option to redeem all or a portion of the 2015 Notes, at any time with proper notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

The net proceeds of $348 million from the issuance of the 2015 Notes were used to reduce our outstanding commercial paper borrowings.

Revolving Credit Facilities

In April 2005, we entered into a $1.0 billion revolving credit facility (“2010 Facility”) which matures in April 2010. The 2010 Facility replaced our 364-day credit facility, which was scheduled to mature in May, 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of September 30, 2005 we have utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries. Each of these facilities bears a floating interest rate based on certain indices plus an applicable margin.

Non-recourse funding obligations

We have issued non-recourse funding obligations in connection with our capital management strategy related to our term life insurance business.

In September 2005, River Lake Insurance Company II issued $300 million of non-recourse funding obligations (the “Fourth RL Issuance”). In June 2005 River Lake Insurance Company issued $200 million of non-recourse funding obligations (the “Third RL Issuance”). The Third and Fourth RL Issuance are in addition to

GENWORTH FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$900 million of non-recourse funding obligations previously issued by River Lake Insurance Company and River Lake Insurance Company II. River Lake Insurance Company and River Lake Insurance Company II are both wholly owned subsidiaries of First Colony Life Insurance Company, which is an indirect wholly owned subsidiary of Genworth.

As of September 30, 2005 and December 31, 2004, we had $1,400 million and $900 million of non-recourse funding obligations outstanding, respectively. Of the $1,400 million non-recourse funding obligations, $800 million mature in 2033 and $600 million mature in 2035. The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than River Lake Insurance Company or River Lake Insurance Company II, as applicable, the direct issuers of the notes. First Colony Life Insurance Company has agreed to indemnify the issuers and the third party insurer for certain limited costs related to the issuance of these obligations.

Interest on the principal amount of the notes issued by River Lake Insurance Company and River Lake Insurance Company II accrues at a floating rate of interest based on one-month LIBOR plus an applicable margin or market rate. Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

The weighted average interest rate on the non-recourse funding obligations as of September 30, 2005 and December 31, 2004 is 3.8% and 2.4%, respectively. Because the non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of September 30, 2005.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters;

•	Risks relating to our Protection and Retirement Income and Investments segments, including unexpected changes in mortality, morbidity and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, the failure of demand for long-term care insurance to increase as we expect and changes in tax and securities laws;

•	Risks relating to our Mortgage Insurance segment, including the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, increased regulatory scrutiny of Fannie Mae and Freddie Mac resulting in possible regulatory changes, decreases in the volume of high loan-to-value mortgage originations, increases in mortgage insurance cancellations, increases in the use of simultaneous second mortgages and other alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, unexpected increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions, insufficiency of premium rates to compensate us for risks associated with mortgage loans bearing high loan-to-value ratios, increases in the use of captive reinsurance in the mortgage insurance market, changes in the demand for mortgage insurance that could arise as a result of efforts of large mortgage investors, legal or regulatory actions or investigations under applicable laws and regulations, including the Real Estate Settlement Practices Act and the Federal Fair Credit Reporting Act, potential liabilities in connection with contract underwriting services and growth in the European mortgage insurance market that is lower than we expect; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, the lack of comparability between our financial information for periods before the IPO and for periods after the IPO, the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable, the possibility that in certain circumstances we will be obligated to make payments to GE under our tax matters agreement even if our corresponding tax savings either are delayed or never materialize, the possibility that in the event of a change in control of our company we would have insufficient funds to meet accelerated obligations under the tax matters agreement, GE’s control over certain tax matters that could have an impact on us, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three primary operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance, and group life and health insurance primarily for companies with fewer than 1,000 employees. In Europe, we offer payment protection insurance (PPI), which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the three months ended September 30, 2005 and 2004 our Protection segment had segment net earnings of $145 million and $135 million, respectively. For the nine months ended September 30, 2005 and 2004 our Protection segment had segment net earnings of $416 million and pro forma segment net earnings of $387 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management and specialized products, including GIC’s, funding agreements and structured settlements. For the three months ended September 30, 2005 and 2004 our Retirement Income and Investments segment had segment net earnings of $59 million and $40 million, respectively. For the nine months ended September 30, 2005 and 2004 our Retirement Income and Investments segment had segment net earnings of $179 million and pro forma segment net earnings of $113 million, respectively.

•	Mortgage Insurance. We offer mortgage insurance products in the U.S., Canada, Australia, New Zealand, and Europe that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended September 30, 2005 and 2004, our Mortgage Insurance segment had segment net earnings of $126 million and $102 million, respectively. For the nine months ended September 30, 2005 and 2004 our Mortgage Insurance segment had segment net earnings of $388 million and $319 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), the results of a few small, non-core businesses that are managed outside of our operating segments, most of our interest and other financing expenses and net realized investment (losses) gains. For the three months ended September 30, 2005 and 2004 our Corporate and Other segment had a segment net loss of $23 million and $6 million, respectively. For the nine months ended September 30, 2005 and 2004, the Corporate and Other segment had a segment net loss of $69 million and pro forma segment net loss of $35 million, respectively.

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

The unaudited pro forma information presented herein reflects our financial information for the nine months ended September 30, 2004, as adjusted to give effect to the reinsurance transactions, the transactions included in our corporate reorganization, and the other transactions described in the notes to the pro forma financial information under “Notes to Pro Forma Financial Information,” as if each had occurred as of January 1, 2004. There were no pro forma adjustments for the three months ended September 30, 2004 or for the three or nine months ended September 30, 2005.

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

Pro Forma Financial Information

The following unaudited pro forma financial information table reflects our historical statements of earnings for the nine month period ended September 30, 2004, as adjusted to give effect to the transactions described in the notes hereto as if each had occurred as of January 1, 2004. There were no pro forma adjustments for the three month period ended September 30, 2004.

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

PRO FORMA FINANCIAL INFORMATION

(Amounts in millions, except per share data)

(Unaudited)

	Nine months ended September 30, 2004
	Historical	Pro forma adjustments— excluded assets and liabilities(a)	Pro forma adjustments— reinsurance transactions(b)	Pro forma adjustments— capital structure(c)	Pro forma
Revenues:
Premiums	$4,953	$(80)	$(91)	$—	$4,782
Net investment income	2,823	(28)	(460)	—	2,335
Net realized investment gains	27	(3)	—	—	24
Policy fees and other income	612	(103)	(57)	—	452

Total revenues	8,415	(214)	(608)	—	7,593

Benefits and expenses:
Benefits and other changes in policy reserves	3,675	(71)	(393)	—	3,211
Interest credited	1,088	—	(113)	—	975
Underwriting, acquisition, and insurance expenses, net of deferrals	1,445	(117)	(38)	—	1,290
Amortization of deferred acquisition costs and intangibles	830	(46)	(56)	—	728
Interest expense	154	—	—	26	180

Total benefits and expenses	7,192	(234)	(600)	26	6,384

Earnings from continuing operations before income taxes and accounting change	1,223	20	(8)	(26)	1,209
Provision for income taxes	424	13	(4)	(8)	425

Net earnings from continuing operations	$799	$7	$(4)	$(18)	$784

Net earnings from continuing operations per common share:
Basic	$1.63				$1.60

Diluted	$1.63				$1.60

Weighted-average common shares outstanding:
Basic	489.5				489.5

Diluted	490.4				490.4

See Notes to Pro Forma Financial Information.

Notes to Pro Forma Financial Information

(a)	Reflects adjustments to exclude amounts included in our historical earnings relating to (1) certain businesses (formerly reported in the company’s Affinity segment) and certain investment partnerships, which in each case were not transferred to the company, and (2) net realized investment (gains) losses and related tax benefit arising from sales of Affinity segment assets that were reflected in our Corporate and Other segment.

(b)	Reflects adjustments to record the effects of the reinsurance transactions we entered into with, and the related contribution we made to Union Fidelity Life Insurance Co. (“UFLIC”), an indirect subsidiary of GE. As part of these transactions, we ceded to UFLIC all of our in-force structured settlement contracts, substantially all of our in-force variable annuity contracts, and a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC a block of Medicare supplement insurance, all effective as of January 1, 2004.

The unaudited pro forma earnings information for 2004 gives effect to the reinsurance transactions as if each had occurred as of January 1, 2004 and excludes the effects of all ceded reinsured contracts that were issued before January 1, 2004. We have continued to sell variable annuities and structured settlements after completion of the reinsurance transactions and are retaining that business for our own account, subject to third party reinsurance in the ordinary course of business. Our pro forma statement of earnings for the nine months ended September 30, 2004 excludes the impact of the entire block of long-term care insurance policies that we ceded to UFLIC as we did not issue any new policies for this block in 2004, and we will not issue any in the future.

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

Net operating earnings

The following table presents our “net operating earnings” for the three and nine months ended September 30, 2005 and 2004. “Net operating earnings” is a non-GAAP financial measure that we define as net earnings from continuing operations, excluding after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and infrequent or unusual non-operating items. There were no infrequent or unusual non-operating items excluded from net operating earnings in the three and nine months ended September 30, 2005 and 2004 other than a $22 million IPO-related tax charge in the second quarter of 2004.

Management believes that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for net earnings in accordance with GAAP. In addition, our definition of net operating earnings may differ from the definitions used by other companies. The table below provides a reconciliation of net earnings to net operating earnings (as defined above) for the three and nine months ended September 30, 2005 and 2004 and to pro forma net earnings from continuing operations for the three and nine months ended September 30, 2004.

RECONCILIATION TO NET OPERATING EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$307	$271	$914	$811
Gain on sale of discontinued operations, net of taxes	—	—	—	(7)
Cumulative effect of accounting change, net of taxes	—	—	—	(5)

Net earnings from continuing operations before accounting change	307	271	914	799
Net realized investment losses (gains), net of taxes	4	(2)	8	(17)
Net tax expense related to initial public offering	—	—	—	22

Net operating earnings	$311	$269	$922	$804

Net earnings from continuing operations before accounting change				$799
Excluded assets and liabilities(a)				7
Reinsurance transactions(b)				(4)
Capital structure and other(c)				(18)

Pro forma net earnings from continuing operations				784
Net realized investment gains, net of taxes				(16)
Net tax expense related to initial public offering				22

Pro forma net operating earnings				$790

Net earnings per common share:
Basic	$0.65	$0.55	$1.92	$1.66

Diluted	$0.64	$0.55	$1.88	$1.65

Net earnings from continuing operations before accounting change per common share:
Basic	$0.65	$0.55	$1.92	$1.63

Diluted	$0.64	$0.55	$1.88	$1.63

Net operating earnings per common share:
Basic	$0.66	$0.55	$1.93	$1.64

Diluted	$0.65	$0.55	$1.90	$1.64

Pro forma net earnings from continuing operations per common share:
Basic				$1.60

Diluted				$1.60

Pro forma net operating earnings per common share:
Basic				$1.61

Diluted				$1.61

Weighted-average common shares outstanding:
Basic	470.7	489.6	476.7	489.5

Diluted	481.1	490.4	484.7	490.4

See Notes to Pro Forma Financial Information.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by mortality, persistency, investment yields, and the effective use of capital. Additionally, sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and enable us to decrease our premium rates. Our competitive pricing, as well as our new product offerings, distribution expansion and ongoing service initiatives, have led to higher term and universal life insurance sales. Our annualized first-year premiums and deposits for life insurance products increased by 58% from $36 million for the three months ended September 30, 2004 to $57 million for the three months ended September 30, 2005 and by 40% from $105 million for the nine months ended September 30, 2004 to $147 million for the nine months ended September 30, 2005. Recently, several competitors have executed similar capital management actions and lowered their term prices, which could have an impact on our future sales. In addition, an October 2005 revision to actuarial guidelines for Regulation XXX, effective for universal life policies issued since July 1, 2005, may increase the reserves of certain companies on a statutory basis. Reserves for our universal life policies already meet the requirements of this guideline, so it will not have an impact on our capital requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales and expenses. Industry-wide first-year premiums of individual long-term care insurance decreased approximately 8% for the six months ended June 30, 2005 over the six months ended June 30, 2004, according to the most recently published data by LIMRA International. Our annualized first-year premiums have increased by 5% from $39 million for the three months ended September 30, 2004 to $41 million for the three months ended September 30, 2005 and by 2% from $121 million for the nine months ended September 30, 2004 to $124 million for the nine months ended September 30, 2005. Our annualized first-year premium stability in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives. However, slower than anticipated sales growth, the continued low interest rate environment, and relatively lower mortality related termination rates on our older issued policies, along with reduced net investment income due to lower required capital, will likely result in relatively flat net operating earnings for the next several quarters.

Payment protection insurance. Our payment protection insurance business continued to show strong performance associated with expanded distribution, products and markets. In the aggregate, written premiums, gross of reinsurance and cancellations, in the payment protection insurance business increased by 14% from $397 million for the three months ended September 30, 2004 to $454 million for the three months ended September 30, 2005 and by 22% from $1,150 million for the nine months ended September 30, 2004 to $1,408 million for the nine months ended September 30, 2005. This increase reflects strong growth from increased penetration of existing distribution relationships and the addition of new distribution relationships.

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Our deposits in fixed annuities decreased by 42% from $653 million for the three months ended September 30,

2004 to $378 million for the three months ended September 30, 2005 and from $1,436 million for the nine months ended September 30, 2004 to $1,428 million for the nine months ended September 30, 2005. The attractiveness of certain fixed annuities has declined as a result of continued long-term low interest rates and a flattening yield curve, resulting in short-term investment alternatives being more competitive. These events, along with our pricing discipline of selling business that meets our profitability hurdles, have adversely affected sales of our fixed annuities. We believe, however, that a gradual increase in market interest rates on the long duration end of the yield curve will have a net favorable impact on consumer demand for these products. In recent quarters, we have experienced improved spreads in these products. Structured settlement contract sales declined 44% from $89 million for the three months ended September 30, 2004 to $50 million for the three months ended September 30, 2005 and by 31% from $431 million for the nine months ended September 30, 2004 to $296 million for the nine months ended September 30, 2005. This decline is primarily a result of our continued pricing discipline in a low interest rate environment. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 21% from $180 million for the three months ended September 30, 2004 to $142 million for the three months ended September 30, 2005 and by 26% from $644 million for the nine months ended September 30, 2004 to $479 million for the nine months ended September 30, 2005. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer because of their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 41% from $70 million for the three months ended September 30, 2004 to $99 million for the three months ended September 30, 2005 and by 60% from $175 million for the nine months ended September 30, 2004 to $280 million for the nine months ended September 30, 2005.

Third party managed assets. We offer asset management products to affluent individual investors. Our products consist of separately managed accounts, managed mutual funds accounts and managed variable annuity services. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows of assets under management which are influenced by relative investment performance of our products and of the overall equity market environment. Third party managed assets grew by 20% from $4.0 billion at December 31, 2004 to $4.8 billion at September 30, 2005. This increase is primarily due to the net sales over the period and the impact of the equity market appreciation.

Mortgage insurance. The results of our Mortgage Insurance segment are affected by employment and other economic and housing markets trends, including mortgage origination volume, interest rate trends, home price appreciation and levels of mortgage delinquencies (including seasonal effects). In addition, our international mortgage insurance results are affected by movements in foreign currency exchange rates.

In the U.S., the demand for flow private mortgage insurance declined during the first six months of 2005 as compared to the same period in 2004, according to data published by Inside Mortgage Finance. We believe this is driven principally by use of simultaneous second mortgages, or “80-10-10” loans, as an alternative to private mortgage insurance and an increase in the origination of mortgages that do not meet the eligibility requirements of Fannie Mae and Freddie Mac and mortgages that are securitized in mortgage-backed securities that do not use private mortgage insurance. Our U.S. flow new insurance written increased by 22% from $5.8 billion for the three months ended September 30, 2004 to $7.1 billion for the three months ended September 30, 2005 and increased by 3% from $18.1 billion for the nine months ended September 30, 2004 to $18.6 billion for the nine months ended

September 30, 2005. These increases were attributable to increased account penetration as a result of executing a more disciplined strategy to penetrate additional distribution channels.

Ongoing low interest rates and home price appreciation in the U.S. have contributed to persistency rates remaining low. Our U.S. persistency rates have declined 5 points from 64% for the three months ended September 30, 2004 to 59% for the three months ended September 30, 2005 and have declined 1 point from 65% for the nine months ended September 30, 2004 to 64% for the nine months ended September 30, 2005. These ongoing low rates have adversely affected our insurance in-force levels. Continued low persistency could have an adverse impact on future earnings.

Our international mortgage insurance business has continued to expand with favorable operating results. International flow new insurance written increased by 49% from $12.4 billion for the three months ended September 30, 2004 to $18.5 billion for the three months ended September 30, 2005 and increased by 29% from $35.3 billion for the nine months ended September 30, 2004 to $45.4 billion for the nine months ended September 30, 2005. This growth reflected continued flow business growth in our established international markets, particularly in Australia and Europe. International bulk new insurance written increased from $0.8 billion for the three months ended September 30, 2004 to $2.5 billion for the three months ended September 30, 2005 and increased from $1.3 billion for the nine months ended September 30, 2004 to $11.3 billion for the nine months ended September 30, 2005, primarily attributable to our selective expansion into prime bulk offerings in Australia and Europe. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity in 2002 and 2003 and the significant expansion of our international business in recent years, as of September 30, 2005, approximately 78% of our U.S. risk in force and 69% of our international risk in force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to mature.

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

The revenues and benefits and expenses for the nine months ended September 30, 2004, include the results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC through May 24, 2004, the date of our corporate reorganization. The results of operations of the Affinity segment and the blocks of business that we reinsured with UFLIC are not included in our results for the three and nine months ended September 30, 2005. There were no pro forma adjustments for the three months ended September 30, 2004.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$1,547	$1,523	$4,766	$4,953	$4,782
Net investment income	902	785	2,595	2,823	2,335
Net realized investment gains (losses)	(7)	3	(13)	27	24
Policy fees and other income	186	159	501	612	452

Total revenues	2,628	2,470	7,849	8,415	7,593

Benefits and expenses:
Benefits and other changes in policy reserves	1,026	1,034	3,152	3,675	3,211
Interest credited	364	328	1,051	1,088	975
Underwriting, acquisition and insurance expenses, net of deferrals	506	411	1,476	1,445	1,290
Amortization of deferred acquisition costs and intangibles	217	230	618	830	728
Interest expense	72	60	213	154	180

Total benefits and expenses	2,185	2,063	6,510	7,192	6,384

Earnings from continuing operations before income taxes	443	407	1,339	1,223	1,209
Provision for income taxes	136	136	425	424	425

Net earnings from continuing operations	$307	$271	$914	$799	$784

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, group life and health, payment protection insurance policies, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums increased $24 million, or 2%, to $1,547 million for the three months ended September 30, 2005 from $1,523 million for the three months ended September 30, 2004. This increase was the result of a $35 million increase in our Protection segment and a $21 million increase in our Mortgage Insurance segment, partially offset by a $30 million decrease in our Retirement Income and Investments segment and a $2 million decrease in our Corporate and Other segment. The increase in our Protection segment was primarily attributable to an increase in premiums related to new business growth of the term life in-force block along with growth of the long-term care and group business in-force blocks, partially offset by a decrease in premiums in our PPI business attributable to the continued run-off of low return blocks of business. The increase in our Mortgage Insurance segment was primarily attributable to continued growth in our international mortgage insurance business. The decrease in our Retirement Income and Investments segment was primarily attributable to a decrease in premiums related to our continued pricing discipline in our life-contingent structured settlements and income annuities in a low interest rate environment. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment income represents the income earned on our investments. Net investment income increased $117 million, or 15%, to $902 million for the three months ended September 30, 2005 from $785 million for the three months ended September 30, 2004. The increase in net investment income was primarily due to an increase in weighted average investment yields to 5.68% for the three months ended September 30, 2005 from 5.31% for the three months ended September 30, 2004. The increase in weighted average investment yields was primarily attributable to higher yields on floating rate investments related to spread-based institutional floating rate products and a $27 million increase in investment income related to bond calls, mortgage loan prepayments and limited partnerships. This increase in net investment income was also the result of an increase in average invested assets. The increase in average invested assets is driven primarily by growth in assets as a result of an increase in insurance in force.

Net realized investment gains (losses). Net realized investment gains (losses) represents gains and (losses) recognized on the sale or impairment of investments. We had net realized investment losses of $(7) million for the three months ended September 30, 2005 compared to gains of $3 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, gross realized gains and (losses) were $35 million and $(42) million, respectively. The realized gains for the three months ended September 30, 2005 were primarily attributable to sales of fixed maturities and a preferred equity holding. Realized losses for the three months ended September 30, 2005 consisted primarily of $32 million of impairments attributable primarily to fixed maturity investments and $10 million from the sale of fixed maturities.

For the three months ended September 30, 2004, gross realized gains and (losses) were $18 million and $(15) million, respectively. The realized gains for the three months ended September 30, 2004 included $17 million related to the sale or call of fixed maturities and equity securities, and $1 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the three months ended September 30, 2004 included $11 million from the sale of fixed maturities and equity securities, and $4 million of impairments. These impairments were attributable to fixed maturities securities.

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed on policyholders and contractholder account values and commission income. Policy fees and other income increased $27 million, or 17%, to $186 million for the three months ended September 30, 2005 from $159 million for the three months ended September 30, 2004. This increase was primarily the result of a $17 million increase in our Protection segment and a $9 million increase in our Retirement Income and Investments segment. The increase in our Protection segment was attributable to an adjustment to unearned revenue and persistency of the in-force block in our universal life business. The increase in our Retirement Income and Investments segment was primarily attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, group life and health and payment protection insurance policies, structured settlements and income annuities with life contingencies, and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves decreased $8 million, or 1%, to $1,026 million for the three months ended September 30, 2005 from $1,034 million for the three months ended September 30, 2004. This decrease was attributable to a $34 million decrease in our Retirement Income and Investments segment and a $10 million decrease in our Mortgage Insurance segment partially offset by a $34 million increase in our Protection segment. The decreases in our Retirement Income and Investments segment was primarily attributable to a decrease in life-contingent structured settlement and income annuity reserves attributable to lower sales of these products. The decrease in our Mortgage Insurance segment was primarily attributable to a decline in U.S. paid claims and an adjustment to U.S. prime bulk reserves.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited increased $36 million, or 11%, to $364 million for the three months ended September 30, 2005 from $328 million for the three months ended September 30, 2004. This increase was attributable to a $37 million increase in our Retirement Income and Investments segment primarily the result of an increase in interest credited on spread-based institutional products primarily attributable to higher average interest crediting rates on floating rate funding agreements.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. This also includes corporate expenses such as legal, compliance, finance, governance, insurance, branding and other overhead related costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses, which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts. These costs increased $95 million, or 23%, to $506 million for the three months ended September 30, 2005 from $411 million for the three months ended September 30, 2004. This increase was primarily attributable to a $49 million increase in our Protection segment, a $22 million increase in our Corporate and Other segment and a $17 million increase in our Mortgage Insurance segment. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our PPI run-off block and an increase in our long-term care business primarily attributable to an increase in renewal commissions. The increase in our Corporate and Other segment was primarily attributable to an increase in stand-alone public company costs and certain employee benefits. The increase in our Mortgage Insurance segment was primarily attributable to volume driven underwriting expenses and indemnity reserves related to our U.S. contract services offerings and an increase in costs related to our existing platforms and investments in potential new international mortgage insurance platforms.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and the present value of future profits. Amortization of deferred acquisition costs and intangibles decreased $13 million, or 6%, to $217 million for the three months ended September 30, 2005 from $230 million for the three months ended September 30, 2004. This decrease was attributable to a $25 million decrease in our Protection segment partially offset by an $8 million increase in our Retirement Income and Investments segment and a $6 million increase in our Mortgage Insurance segment. The decrease in our Protection segment was primarily attributable to a decrease in amortization in our PPI run-off block. The increase in our Retirement Income and Investments segment was primarily attributable to growth in assets under management in our spread-based retail business. The increase in our Mortgage Insurance segment was attributable to accelerated amortization of deferred acquisition costs in our U.S. mortgage business as a result of continued low persistency during the year.

Interest expense. Interest expense increased $12 million, or 20%, to $72 million for the three months ended September 30, 2005 from $60 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in interest paid on non-recourse funding obligations related to our term life insurance capital management strategy.

Provision for income taxes. Provision for income taxes remained unchanged at $136 million for the three months ended September 30, 2005 and September 30, 2004. The effective tax rate decreased to 30.7% for the three months ended September 30, 2005 from 33.4% for the three months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to reductions in excess foreign tax credits and favorable examination developments in the three months ended September 30, 2005.

Net earnings from continuing operations. Net earnings from continuing operations increased by $36 million, or 13%, to $307 million for the three months ended September 30, 2005 from $271 million for the three months ended September 30, 2004. This increase was the result of a $24 million increase in our Mortgage Insurance segment, a $19 million increase in our Retirement Income and Investments segment and a $10 million increase in our Protection segment, partially offset by a $17 million decrease in our Corporate and Other segment.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Premiums. Premiums decreased $187 million, or 4%, to $4,766 million for the nine months ended September 30, 2005 from $4,953 million for the nine months ended September 30, 2004. This decrease was the result of a $143 million decrease in our Retirement Income and Investments segment, an $88 million decrease in our Affinity segment, a $12 million decrease in our Corporate and Other segment and a $10 million decrease in our Protection segment, partially offset by a $66 million increase in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to our continued pricing discipline in our life-contingent structured settlements and income annuities in a low interest rate environment. The decrease in our Affinity segment was attributable to our corporate reorganization in which we did not acquire the operations of this segment. The decrease in our Corporate and Other segment was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks. The decrease in our Protection segment was primarily attributable to decreases in premiums in our PPI business attributable to the continued run-off of low return blocks of business and in our long-term care business related to the reinsurance transactions with UFLIC, partially offset by an increase in premiums in our life and group businesses related to new business growth of the term life block and growth of the non-medical in-force block. The increase in our Mortgage Insurance segment was primarily attributable to continued growth in our international mortgage insurance business.

Net investment income. Net investment income decreased $228 million, or 8%, to $2,595 million for the nine months ended September 30, 2005 from $2,823 million for the nine months ended September 30, 2004. This decrease in net investment income was primarily the result of a $4 billion, or 6%, decrease in average invested assets. This decrease in average invested assets was attributable primarily to transfers of assets relating to the reinsurance transactions with UFLIC and our corporate reorganization, partially offset by growth in assets as a result of an increase in insurance in force. The decrease was also due to a decrease in weighted average investment yields, primarily attributable to investments in the U.S., to 5.51% for the nine months ended September 30, 2005 from 5.63% for the nine months ended September 30, 2004. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio yields. The decrease was partially offset by a $12 million increase in investment income related to bond calls, mortgage loan prepayments and limited partnerships.

Net realized investment gains (losses). We had net realized investment losses of $(13) million for the nine months ended September 30, 2005 compared to gains of $27 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, gross realized gains and (losses) were $86 million and $(99) million, respectively. The realized gains for the nine months ended September 30, 2005 were primarily attributable to sales of fixed maturities and a preferred equity holding. Realized losses for the nine months ended September 30, 2005 were primarily attributable to the sale of fixed maturities and included $68 million of impairments primarily attributable to fixed maturity investments.

For the nine months ended September 30, 2004, gross realized gains and (losses) were $76 million and $(49) million, respectively. The realized gains for the nine months ended September 30, 2004 included $65 million related to the sale or call of fixed maturities and equity securities, and $10 million from termination of derivative hedges, primarily related to callable bonds. Realized losses for the nine months ended September 30, 2004 included $32 million from the sale of fixed maturities and equity securities, $3 million from termination of hedges on fixed maturities, which were sold during the period, and $13 million of impairments. These impairments were attributable to fixed maturities, equity securities and partnership investments ($3, $5 and $5 million, respectively).

Policy fees and other income. Policy fees and other income decreased $111 million, or 18%, to $501 million for the nine months ended September 30, 2005 from $612 million for the nine months ended September 30, 2004.

This decrease was primarily the result of a $104 million decrease in our Affinity segment and a $32 million decrease in our Retirement Income and Investments segment. The decrease in our Affinity segment was attributable to the impact of our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC partially offset by an increase in assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $523 million, or 14%, to $3,152 million for the nine months ended September 30, 2005 from $3,675 million for the nine months ended September 30, 2004. This decrease was attributable to a $414 million decrease in our Retirement Income and Investments segment, an $80 million decrease in our Affinity segment, a $13 million decrease in our Protection segment and a $16 million decrease in our Mortgage Insurance segment. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Protection segment was primarily attributable to the reinsurance transactions with UFLIC and a correction of reserves related to a long-term care policy rider, which had been incorrectly coded in our policy valuation system partially offset by the strengthening of certain claim reserves. The decrease in our Mortgage Insurance segment was primarily attributable to more favorable delinquency experience in our U.S. mortgage insurance business, partially offset by the seasoning of the in-force block.

Interest credited. Interest credited decreased $37 million, or 3%, to $1,051 million for the nine months ended September 30, 2005 from $1,088 million for the nine months ended September 30, 2004. This decrease was attributable to a $37 million decrease in our Retirement Income and Investments segment primarily attributable to the reinsurance transactions with UFLIC partially offset by an increase in interest credited on floating rate funding agreements in our spread-based institutional products.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $31 million, or 2%, to $1,476 million for the nine months ended September 30, 2005 from $1,445 million for the nine months ended September 30, 2004. This increase was attributable to a $127 million increase in our Protection segment, a $22 million increase in our Mortgage Insurance segment and a $16 million increase in our Corporate and Other segment, partially offset by a $123 million decrease in our Affinity segment and an $11 million decrease in our Retirement Income and Investments segment. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our PPI run-off block and higher renewable commission costs in our life and LTC businesses partially offset by a decrease in our long-term care business primarily attributable to the reinsurance transactions with UFLIC. The increase in our Mortgage Insurance segment was primarily attributable to an increase in costs in our existing international platforms and continued investments in potential new international mortgage insurance platforms. The increase in our Corporate and Other Segment is attributable to an increase in stand-alone and branding costs. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was attributable to a decrease in expenses associated with the reinsurance transactions with UFLIC partially offset by increased expenses associated with increased assets under management in our fee-based retail products.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $212 million, or 26%, to $618 million for the nine months ended September 30, 2005 from $830 million for the nine months ended September 30, 2004. This decrease was attributable to a $129 million decrease in our Protection segment, a $47 million decrease in our Affinity segment and a $44 million decrease in our Retirement Income and Investments segment. The decrease in our Protection segment was largely attributable to a decrease in our PPI business run-off blocks, partially offset by the impact of foreign exchange rates. The decrease in our Affinity segment was attributable to our corporate reorganization. The decrease in our Retirement Income and Investments segment was primarily attributable to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $59 million, or 38%, to $213 million for the nine months ended September 30, 2005 from $154 million for the nine months ended September 30, 2004. This increase was primarily the result of a change in our capital structure in connection with our corporate reorganization, and an increase in interest paid on non-recourse funding obligations related to our term life insurance capital management strategy.

Provision for income taxes. Provision for income taxes increased $1 million to $425 million for the nine months ended September 30, 2005 from $424 million for the nine months ended September 30, 2004. The effective tax rate decreased to 31.7% for the nine months ended September 30, 2005 from 34.7% for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to IPO-related transaction taxes in the nine months ended September 30, 2004, and reductions in excess foreign tax credits and favorable examination developments in the nine months ended September 30, 2005.

Net earnings from continuing operations. Net earnings from continuing operations increased by $115 million, or 14%, to $914 million for the nine months ended September 30, 2005 from $799 million for the nine months ended September 30, 2004. This increase was the result of a $69 million increase in our Mortgage Insurance segment, a $61 million increase in our Retirement Income and Investments segment and a $28 million increase in our Protection segment, partially offset by a $57 million decrease in our Corporate and Other segment.

Results of Operations by Segment

Set forth below is financial information for each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance), together with our Corporate and Other segment and the Affinity segment. Set forth below also is pro forma financial information for the nine months ended September 30, 2004 for our Protection, Retirement Income and Investments, Mortgage Insurance and Corporate and Other segments. Pro forma financial information is not provided for the Affinity segment because we did not retain that segment after our corporate reorganization. All pro forma segment information is prepared on the same basis as the segment information presented in our unaudited financial statements.

Protection segment

The following table sets forth the results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are not included after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are included after that date. As a result of the foregoing, our results of operations for the nine months ended September 30, 2005 are not comparable to this segment’s results of operations for the nine months ended September 30, 2004. The pro forma results of operations for the nine months ended September 30, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments in the three months ended September 30, 2004. There were no pro forma adjustments to policy fees or other income, interest credited or interest expense because the long-term care insurance policies we ceded to UFLIC and the Medicare supplement insurance policies UFLIC ceded to us in connection with the reinsurance transactions do not generate such fees, interest credited or interest expense.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$1,120	$1,085	$3,377	$3,387	$3,304
Net investment income	321	298	946	913	867
Policy fees and other income	108	91	273	257	257

Total revenues	1,549	1,474	4,596	4,557	4,428

Benefits and expenses:
Benefits and other changes in policy reserves	732	698	2,172	2,185	2,083
Interest credited	90	91	271	271	271
Underwriting, acquisition and insurance expenses, net of deferrals	328	279	1,004	877	860
Amortization of deferred acquisition costs and intangibles	161	186	470	599	591
Interest expense	13	4	33	9	9

Total benefits and expenses	1,324	1,258	3,950	3,941	3,814

Earnings before income taxes	225	216	646	616	614
Provision for income taxes	80	81	230	228	227

Segment net earnings	$145	$135	$416	$388	$387

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Premiums. Premiums increased $35 million, or 3%, to $1,120 million for the three months ended September 30, 2005 from $1,085 million for the three months ended September 30, 2004. This increase was due to a $22 million increase in our life business, a $10 million increase in our group business and a $9 million increase in our long-term care business, partially offset by a $6 million decrease in our PPI business. The increase in our life premiums was driven by new business growth of the term life insurance in-force block. The increase in our long-term care insurance business was due to growth of our in-force blocks, partially offset by an experience refund in 2004 on a block in which we had a reinsured interest, which did not recur in 2005. The increase in our group premiums was primarily attributable to growth of the in-force blocks. The decrease in PPI premiums, consisted of decreases of $43 million in the U.K. market and a decrease of $3 million attributable to changes in foreign exchange rates, partially offset by a $40 million increase in Continental Europe. The decrease in the U.K. market was attributable to the continued run-off of lower return blocks of business. The increase in Continental Europe was attributable to the growth of our in-force blocks, due to new distribution relationships and the growth of consumer lending in those markets.

Net investment income. Net investment income increased $23 million, or 8%, to $321 million for the three months ended September 30, 2005 from $298 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in average invested assets, offset in part by a decrease in weighted average investment yields. The increase in average invested assets was primarily the result of new assets backing growth of the long-term care in-force block, and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting our term life insurance capital management strategy. The decrease in weighted average investment yields was attributable to purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates as well as investments in floating-rate securities from proceeds of our issuance of non-recourse funding obligations related to our term life insurance capital management strategy.

Policy fees and other income. Policy fees and other income increased $17 million, or 19%, to $108 million for the three months ended September 30, 2005 from $91 million for the three months ended September 30, 2004. This increase was primarily attributable to a $15 million increase in our life business related to a $9 million adjustment to unearned revenue on a closed block of non-standard universal life insurance business and $3 million attributable to persistency of the universal life insurance in-force block.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $34 million, or 5%, to $732 million for the three months ended September 30, 2005 from $698 million for the three months ended September 30, 2004. The increase was the result of a $20 million increase in our long-term care business, a $14 million increase in our group business and a $7 million increase in our life insurance business partially offset by a $7 million decrease in our PPI business. The increase of $20 million in our long-term care business was primarily attributable to lower mortality related policy terminations and an increase in incurred claims associated with the aging of the in-force block partially offset by a $6 million reserve adjustment on a closed block of business. The increase in our group business was primarily due to less favorable loss experience in the current year as compared to the prior year. The increase in our life insurance business was primarily due to growth of the term life insurance in-force block. The decrease in our PPI business was due to a decrease in claims in our run-off block and a $1 million decrease attributable to changes in foreign exchange rates.

Interest credited. Interest credited decreased $1 million to $90 million for the three months ended September 30, 2005 from $91 million for the three months ended September 30, 2004.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $49 million, or 18%, to $328 million for the three months ended September 30, 2005 from $279 million for the three months ended September 30, 2004. The increase was primarily due to a $27 million increase in our PPI business and a $21 million increase in our long-term care business. The increase in our PPI business was related to an increase in commissions and other expenses in the run-off block and additional expenses related to investment in new growth platforms, partially offset by $2 million attributable to changes in foreign exchange rates. The increase in our long-term care business consisted primarily of an increase attributable to higher renewal commissions.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $25 million, or 13%, to $161 million for the three months ended September 30, 2005 from $186 million for the three months ended September 30, 2004. The decrease was primarily related to a decrease of $28 million in our PPI business and a $10 million decrease in our long-term care business partially offset by a $10 million increase in our life business. The decrease in our PPI business was attributable to our run-off block. The decrease in our long-term care business related primarily to lower termination experience. The increase in our life business was due to an adjustment in universal life amortization.

Interest expense. Interest expense increased by $9 million to $13 million for the three months ended September 30, 2005 from $4 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in average yields paid on non-recourse funding obligations related to our term life capital management strategy and the issuance of additional non-recourse funding obligations in the fourth quarter of 2004 and the second and third quarters of 2005.

Provision for income taxes. Provision for income taxes decreased $1 million, or 1%, to $80 million for the three months ended September 30, 2005 from $81 million for the three months ended September 30, 2004. The effective tax rate decreased to 35.6% for the three months ended September 30, 2005 from 37.5% for the three months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to a reduction in excess foreign tax credits and favorable current year examination developments benefiting the three months ended September 30, 2005.

Segment net earnings. Segment net earnings increased by $10 million, or 7%, to $145 million for the three months ended September 30, 2005 from $135 million for the three months ended September 30, 2004. The increase in segment net earnings was primarily attributable to a $12 million increase in our life insurance business and a $2 million increase in our PPI business offset by a decrease of $2 million in both our long-term care and group business. The increase in our life business was attributable to new business growth of the term in-force block. The earnings growth in our PPI business was attributable to an increase resulting from growth in Continental Europe and a lower effective tax rate, partially offset by additional expenses related to investment in new growth platforms. The decrease in net earnings of our long-term care business was attributable to an experience refund on a block in which we have a reinsured interest in 2004 which did not recur in the current period.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Premiums. Premiums decreased $10 million to $3,377 million for the nine months ended September 30, 2005 from $3,387 million for the nine months ended September 30, 2004. The decrease was due to a $53 million decrease in our PPI business, a $25 million decrease in our long-term care business, partially offset by a $39 million increase in our life business and a $29 million increase in our group business. This decrease in PPI premiums was due to a decrease of $233 million in the U.K. market partially offset by a $143 million increase in Continental Europe and an increase of $37 million attributable to changes in foreign exchange rates. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business. The increase in Continental Europe was attributable to the growth of our in-force block, which was due to new distribution relationships and the growth of consumer lending in those markets. The decrease in our long-term care business related primarily to the reinsurance transactions with UFLIC, partially offset by growth in the in-force block premiums, a favorable experience refund on a block in which we have a reinsured interest and an $8 million correction of premiums related to an incorrectly coded long-term care policy rider. The increase in our life business was related to new business growth of the term life insurance in-force blocks. The increase in our group business was due to growth of the non-medical in-force blocks.

Net investment income. Net investment income increased $33 million, or 4%, to $946 million for the nine months ended September 30, 2005 from $913 million for the nine months ended September 30, 2004. This increase, which included $3 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by a decrease in weighted average investment yields. The increase in average invested assets was the result of new assets backing growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. This increase was partially offset by transfers of assets relating to the reinsurance transactions with UFLIC. The decrease in weighted average investment yields was attributable to higher yields on the assets transferred to UFLIC, as well as purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates as well as investments in floating-rate securities from proceeds of our issuance of non-recourse funding obligations and a $6 million decrease in net investment income related to bond calls and prepayments.

Policy fees and other income. Policy fees and other income increased $16 million, or 6%, to $273 million for the nine months ended September 30, 2005 from $257 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in policy fees associated with increased persistency of the universal life insurance in-force block, a $9 million adjustment to unearned revenue on a closed block of universal life insurance business and a $3 million attributable to growth of the universal life insurance in-force block. These increases were partially offset by a decrease of $12 million related to a deferred gain adjustment on a reinsured block of term life policies.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $13 million, or 1%, to $2,172 million for the nine months ended September 30, 2005 from $2,185 million for the nine months ended September 30, 2004. The decrease was primarily the result of a $39 million decrease in our long-term care business and a $33 million decrease in our PPI business, partially offset by a $38 million increase in our life insurance business and a $21 million increase in our group business. The decrease in our long-term care business was attributable to a $102 million decrease related to the reinsurance transactions with UFLIC, and a $40 million correction of reserves related to a long-term care policy rider which had been incorrectly coded in our policy valuation system, partially offset by an increase of $80 million attributable to lower mortality related policy terminations and an increase in incurred claims associated with the aging of the in-force block and a $23 million increase relating to the strengthening of certain claim reserves. The decrease in our PPI business was primarily attributable to a decrease in claims in our run-off business, partially offset by $7 million attributable to changes in foreign exchange rates. The increase in our life insurance business was primarily due to growth of the term life in-force block and less favorable term life mortality. The increase in our group business was due to less favorable loss experience in the current year as compared to the prior year and growth of the in-force blocks.

Interest credited. Interest credited remained unchanged at $271 million for the nine months ended September 30, 2005 and 2004.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals increased $127 million, or 14%, to $1,004 million for the nine months ended September 30, 2005 from $877 million for the nine months ended September 30, 2004. The increase was primarily due to a $112 million increase in our PPI business and an $8 million increase in each of our long-term care and life businesses. The increase in our PPI business was due an increase in commissions and other expenses in our run-off block and an increase of $15 million attributable to changes in foreign exchange rates. This increase in our life business was due to higher non-deferrable acquisition costs. The increase in our long-term care business was due to higher non-deferrable acquisition costs and was partially offset by a decrease related to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $129 million, or 22%, to $470 million for the nine months ended September 30, 2005 from $599 million for the nine months ended September 30, 2004. The decrease was due to a $143 million decrease in our PPI business and a $3 million decrease in our life business, partially offset by a $9 million increase in our long-term care business and an $8 million increase in our group business. The decrease in our PPI business was primarily attributable to our run-off block partially offset by a $14 million increase as a result of changes in foreign exchange rates. The decrease in our life business was primarily related to less favorable mortality in universal life that contributed to lower amortization partially offset by a $10 million increase in our life insurance business due to an adjustment in universal life amortization. The increase in our long-term care business was primarily attributable to a $27 million increase to correct amortization related to an incorrectly coded long-term care policy rider, partially offset by lower policy termination experience and an $8 million decrease attributable to the reinsurance transactions with UFLIC. The increase in our group business was attributable to growth of the in-force block.

Interest expense. Interest expense increased $24 million to $33 million for the nine months ended September 30, 2005 from $9 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase in average yields paid on non-recourse funding obligations supporting our term life insurance capital management strategy and the issuance of additional non-recourse funding obligations in the fourth quarter of 2004 and the second and third quarters of 2005.

Provision for income taxes. Provision for income taxes increased $2 million, or 1%, to $230 million for the nine months ended September 30, 2005 from $228 million for the nine months ended September 30, 2004. The effective tax rate decreased to 35.6% for the nine months ended September 30, 2005 from 37.0% for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to a reduction in excess foreign tax credits and favorable examination developments in the nine months ended September 30, 2005.

Segment net earnings. Segment net earnings increased by $28 million, or 7%, to $416 million for the nine months ended September 30, 2005 from $388 million for the nine months ended September 30, 2004. The increase in segment net earnings was primarily attributable to an $18 million increase in our life insurance business, a $9 million increase in our PPI business, and a $3 million increase in our long-term care business. The increase in our life business was attributable to new business growth of the term life in-force block. The earnings growth in our PPI business was attributable to an increase resulting from growth in Continental Europe, a lower effective tax rate and $5 million attributable to changes in foreign exchange rates. The increase in earnings in our long-term care business was attributable to a favorable experience refund on a block in which we have a reinsurance interest and a correction related to an incorrectly coded long term care policy rider, partially offset by a strengthening of certain claim reserves.

Retirement Income and Investments segment

The following table sets forth the results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and those results are not included in our results after that date. As a result of the foregoing, our results of operations for the nine months ended September 30, 2005 are not comparable to our results of operations for the nine months ended September 30, 2004. The pro forma results of operations for the nine months ended September 30, 2004 below reflect adjustments to record the effects of the reinsurance transactions as if they had been effective as of January 1, 2004. There were no pro forma adjustments in the three months ended September 30, 2004. There were no pro forma adjustments to premiums because the structured settlements we ceded are single premium products and do not have renewal premiums, and the variable annuity products we ceded are deposit contracts and their deposits are not recorded as premiums.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$189	$219	$674	$817	$817
Net investment income	455	393	1,320	1,579	1,165
Policy fees and other income	61	52	181	213	157

Total revenues	705	664	2,175	2,609	2,139

Benefits and expenses:
Benefits and other changes in policy reserves	247	281	856	1,270	989
Interest credited	274	237	780	817	704
Underwriting, acquisition and insurance expenses, net of deferrals	66	59	191	202	181
Amortization of deferred acquisition costs and intangibles	33	25	92	136	88
Interest expense	1	—	2	1	1

Total benefits and expenses	621	602	1,921	2,426	1,963

Earnings before income taxes	84	62	254	183	176
Provision for income taxes	25	22	75	65	63

Segment net earnings	$59	$40	$179	$118	$113

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Premiums. Premiums decreased $30 million, or 14%, to $189 million for the three months ended September 30, 2005 from $219 million for the three months ended September 30, 2004. This decrease was the result of a $30 million decrease in premiums attributable to lower sales in our life-contingent structured settlement and income annuities due to our continued pricing discipline in a continued low long-term interest rate environment.

Net investment income. Net investment income increased $62 million, or 16%, to $455 million for the three months ended September 30, 2005 from $393 million for the three months ended September 30, 2004. The increase in net investment income was primarily due to an increase in weighted average investment yields attributable to higher yields on floating rate assets related to spread-based institutional floating rate products and a $12 million increase in income related to bond calls and mortgage loan prepayments. This increase was also the result of an increase in average invested assets. The increase in average invested assets was driven primarily by growth in assets resulting from new production in spread-based retail and institutional products.

Policy fees and other income. Policy fees and other income increased $9 million, or 17%, to $61 million for the three months ended September 30, 2005 from $52 million for the three months ended September 30, 2004. This increase was primarily attributable to a $9 million increase in fee income attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $34 million, or 12%, to $247 million for the three months ended September 30, 2005 from $281 million for the three months ended September 30, 2004. This decrease was primarily attributable to a $34 million decrease in spread-based retail products related primarily to a decrease in life-contingent structured settlement and income annuity reserves attributable to lower sales of these products.

Interest credited. Interest credited increased $37 million, or 16%, to $274 million for the three months ended September 30, 2005 from $237 million for the three months ended September 30, 2004. This increase was primarily the result of a $30 million increase in interest credited on spread-based institutional products primarily attributable to higher average interest crediting rates on floating rate products.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, increased $7 million, or 12%, to $66 million for the three months ended September 30, 2005 from $59 million for the three months ended September 30, 2004. The increase was primarily the result of an $8 million increase in expenses on fee retail products attributable primarily to increased assets under management.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $8 million, or 32%, to $33 million for the three months ended September 30, 2005 from $25 million for the three months ended September 30, 2004. This increase was primarily the result of a $5 million increase in spread-based retail products due primarily to growth in assets under management.

Interest expense. Interest expense increased $1 million to $1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Provision for income taxes. Provision for income taxes increased $3 million, or 14%, to $25 million for the three months ended September 30, 2005 from $22 million for the three months ended September 30, 2004. The effective tax rate decreased to 29.8% for the three months ended September 30, 2005 from 35.5% for the three months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to favorable current year examination developments benefiting the three months ended September 30, 2005.

Segment net earnings. Segment net earnings increased $19 million, or 48%, to $59 million for the three months ended September 30, 2005 from $40 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in assets under management, improved investment spreads and a lower effective tax rate.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Premiums. Premiums decreased $143 million, or 18%, to $674 million for the nine months ended September 30, 2005 from $817 million for the nine months ended September 30, 2004. This decrease was primarily the result of a $143 million decrease in premiums attributable to lower sales in our life-contingent structured settlement and income annuities due to our continued pricing discipline in a continued low long-term interest rate environment.

Net investment income. Net investment income decreased $259 million, or 16%, to $1,320 million for the nine months ended September 30, 2005 from $1,579 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a decrease in investment income on variable annuities and structured settlements related to the reinsurance transactions with UFLIC, which resulted in an overall decrease in invested assets. This decrease was partially offset by an increase in investment income related to spread-based institutional products due to increased yields on floating rate investments and an increase in spread-based retail products due primarily to growth in assets under management and a $9 million increase related to bond calls and mortgage loan prepayments.

Policy fees and other income. Policy fees and other income decreased $32 million, or 15%, to $181 million for the nine months ended September 30, 2005 from $213 million for the nine months ended September 30, 2004. The decrease in fee income of $56 million was primarily related to the reinsurance transactions with UFLIC. This decrease was partially offset by a $24 million increase in fee income attributable to increased assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $414 million, or 33%, to $856 million for the nine months ended September 30, 2005 from $1,270 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a $281 million decrease attributable to the reinsurance transactions with UFLIC and a $116 million decrease in structured settlement and income annuity reserves attributable primarily to lower sales of these products.

Interest credited. Interest credited decreased $37 million, or 5%, to $780 million for the nine months ended September 30, 2005 from $817 million for the nine months ended September 30, 2004. This decrease was primarily related to a $113 million decrease in interest credited related to the reinsurance transactions with UFLIC. This decrease was partially offset by a $65 million increase in interest credited on spread-based institutional products due primarily to higher average interest crediting rates on floating rate products.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals decreased $11 million, or 5%, to $191 million for the nine months ended September 30, 2005 from $202 million for the nine months ended September 30, 2004. The decrease was primarily attributable to a $21 million decrease in expenses related to the reinsurance transactions with UFLIC partially offset by a $10 million increase in expenses on fee retail products attributable primarily to increased assets under management.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $44 million, or 32%, to $92 million for the nine months ended September 30, 2005 from $136 million for the nine months ended September 30, 2004. This decrease was primarily related to a $47 million decrease relating to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased $1 million to $2 million for the nine months ended September 30, 2005 from $1 million for the nine months ended September 30, 2004.

Provision for income taxes. Provision for income taxes increased $10 million, or 15%, to $75 million for the nine months ended September 30, 2005 from $65 million for the nine months ended September 30, 2004. The effective tax rate decreased to 29.5% for the nine months ended September 30, 2005 from 35.5% for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to favorable examination developments in the nine months ended September 30, 2005.

Segment net earnings. Segment net earnings increased by $61 million, or 52%, to $179 million for the nine months ended September 30, 2005 from $118 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase in average assets under management, improved investment spreads and a lower effective tax rate in the nine months ended September 30, 2005.

Mortgage Insurance segment

The following table presents the historical results of operations relating to our Mortgage Insurance segment. There are no pro forma adjustments to the Mortgage Insurance segment’s results of operations.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues:
Premiums	$218	$197	$653	$587
Net investment income	73	65	210	186
Policy fees and other income	12	10	34	28

Total revenues	303	272	897	801

Benefits and expenses:
Benefits and other changes in policy reserves	36	46	96	112
Underwriting, acquisition and insurance expenses, net of deferrals	81	64	215	193
Amortization of deferred acquisition costs and intangibles	18	12	42	35

Total benefits and expenses	135	122	353	340

Earnings before income taxes	168	150	544	461
Provision for income taxes	42	48	156	142

Segment net earnings	$126	$102	$388	$319

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Premiums. Premiums increased $21 million, or 11%, to $218 million for the three months ended September 30, 2005 from $197 million for the three months ended September 30, 2004. This increase was primarily the result of a $23 million increase in premiums in our international mortgage insurance business, $7 million of which was attributable to changes in foreign exchange rates. The increase was driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from new insurance written in prior years. Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premium in income over time in accordance with the expected expiration of risk. As of September 30, 2005, our international unearned premium reserves were $1.7 billion.

Net investment income. Net investment income increased $8 million, or 12%, to $73 million for the three months ended September 30, 2005 from $65 million for the three months ended September 30, 2004. The increase was primarily the result of a $9 million increase in investment income in our international business related to growth in invested assets, $3 million of which was attributable to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $2 million, or 20%, to $12 million for the three months ended September 30, 2005 from $10 million for the three months ended September 30, 2004. This increase was primarily the result of increased fees for contract underwriting services in our U.S. mortgage insurance business due to increased volume.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $10 million, or 22%, to $36 million for the three months ended September 30, 2005 from $46 million for the three months ended September 30, 2004. This decrease was primarily attributable to a decline in our U.S. claims paid of $4 million and a $5 million adjustment to reserves on our prime bulk business. In the international mortgage insurance business, our losses, which included $1 million attributable to changes in foreign exchange rates, were equal to the prior year. A $5 million adjustment to paid losses and a $4 million favorable loss reserve development were offset by increased losses attributable to increased claims and delinquencies related to the seasoning of the international portfolio.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $17 million, or 27%, to $81 million for the three months ended September 30, 2005 from $64 million for the three months ended September 30, 2004. The increase was attributable to increased underwriting expenses and indemnity reserves related to our U.S. contract services offerings, which were principally driven by increased underwriting volume. The increase in our international mortgage insurance business was primarily attributable to an $8 million increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms and an increase of $1 million from changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $6 million, or 50%, to $18 million for the three months ended September 30, 2005 from $12 million for the three months ended September 30, 2004. This increase was primarily attributable to accelerated amortization of deferred acquisition costs in our U.S. mortgage insurance business as a result of continued low persistency rates during the year.

Provision for income taxes. Provision for income taxes decreased $6 million, or 13%, $3 million of which was attributable to changes in foreign exchange rates, to $42 million for the three months ended September 30, 2005 from $48 million for the three months ended September 30, 2004. The effective tax rate decreased to 25.0% for the three months ended September 30, 2005 from 32.0% for the three months ended September 30, 2004. The decrease in effective tax rate was primarily attributable to favorable examination developments in 2005 and a reduction in excess foreign tax credits, offset by an increase in foreign income, which is taxed at a higher worldwide rate than U.S. income. Our Mortgage Insurance segment’s effective tax rate is significantly below the statutory rate primarily as a result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $24 million, or 24%, to $126 million for the three months ended September 30, 2005 from $102 million for the three months ended September 30, 2004. The increase in segment net earnings was primarily attributable to an $18 million increase in our international mortgage insurance business, $5 million of which was attributable to changes in foreign exchange rates, resulting from higher levels of insurance in force and invested assets, an adjustment to paid losses and a favorable loss reserve development, partially offset by seasoning of the portfolio and an increase in international expenses to support growth in our international platforms. The increase in segment net earnings was also the result of a $6 million increase in our U.S. mortgage insurance net earnings primarily attributable to a decline in claims paid, an adjustment to reserves on our prime bulk business and favorable tax examination developments, partially offset by increased contract underwriting expenses and indemnity reserves and accelerated amortization of deferred acquisition costs.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Premiums. Premiums increased $66 million, or 11%, to $653 million for the nine months ended September 30, 2005 from $587 million for the nine months ended September 30, 2004. This increase was primarily the result of a $79 million increase in premiums in our international mortgage insurance business, $19 million of which was attributable to changes in foreign exchange rates. The increase was driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from new insurance written in prior years. In addition, our international premiums increased approximately $10 million as a result of the release of unearned premium reserves on our single premium product relating to the completion of a European cancellation study in the first quarter of 2005. The increase in international premiums was offset, in part, by a $13 million decrease in U.S. mortgage insurance premiums as a result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written.

Net investment income. Net investment income increased $24 million, or 13%, to $210 million for the nine months ended September 30, 2005 from $186 million for the nine months ended September 30, 2004. The increase was primarily the result of a $25 million increase in investment income in our international business related to growth in invested assets, $7 million of which was attributable to changes in foreign exchange rates.

Policy fees and other income. Policy fees and other income increased $6 million, or 21%, to $34 million for the nine months ended September 30, 2005 from $28 million for the nine months ended September 30, 2004. This increase was primarily the result of increased fees for contract underwriting services in our U.S. mortgage insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $16 million, or 14%, to $96 million for the nine months ended September 30, 2005 from $112 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a $24 million decrease in U.S. loss reserves primarily attributable to more favorable delinquency experience in our U.S. mortgage insurance business compared to the prior-year period and an adjustment to reserves on our prime bulk business partially offset by a $3 million increase in paid claims. The U.S. decrease was partially offset by a $14 million increase in international losses due to in-force seasoning, $2 million of which was related to changes in foreign exchange rates, offset by a $5 million adjustment to paid losses and a $4 million favorable loss reserve development.

Underwriting, acquisition, insurance and other expenses, net of deferrals. Underwriting, acquisition, insurance and other expenses, net of deferrals, increased $22 million, or 11%, to $215 million for the nine months ended September 30, 2005 from $193 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in costs in our existing international platforms, continued investment in potential new international mortgage insurance platforms and $4 million from changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $7 million, or 20%, to $42 million for the nine months ended September 30, 2005 from $35 million for the nine months ended September 30, 2004. This increase was primarily attributable to accelerated amortization of deferred acquisition costs in our U.S. mortgage insurance business principally related to continued low persistency rates during the year.

Provision for income taxes. Provision for income taxes increased $14 million, or 10%, $7 million of which was attributable to changes in foreign exchange rates, to $156 million for the nine months ended September 30, 2005 from $142 million for the nine months ended September 30, 2004. The effective tax rate decreased to 28.7% for the nine months ended September 30, 2005 from 30.8% for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to favorable examination developments in 2005 and a reduction in excess foreign tax credits, offset by an increase in foreign income, which is taxed at a higher worldwide rate than U.S. income. Our Mortgage Insurance segment’s effective tax rate is significantly below the statutory rate primarily as a result of tax-exempt investment income.

Segment net earnings. Segment net earnings increased $69 million, or 22%, to $388 million for the nine months ended September 30, 2005 from $319 million for the nine months ended September 30, 2004. The increase in segment net earnings was primarily attributable to a $52 million increase, $13 million of which was due to changes in foreign exchange rates, in our international mortgage insurance business, resulting from higher levels of insurance in force and invested assets, the release of unearned premium reserves relating to updated cancellation data, an adjustment to paid losses and a favorable loss reserve development, partially offset by seasoning of the portfolio and an increase in international expenses to support growth in our international platforms. The increase in segment net earnings was also the result of a $17 million increase in our U.S. mortgage insurance net earnings, primarily attributable to a decrease in loss reserves, increased fees for contract underwriting services and favorable tax examination developments. These increases were offset in part by a decline in our in-force block due to an excess of policy cancellations over new insurance written and accelerated amortization of deferred acquisition costs in our U.S. mortgage insurance business.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues:
Premiums	$—	$—	$—	$88
Net investment income	—	—	—	26
Policy fees and other income	—	—	—	104

Total revenues	—	—	—	218

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	—	80
Underwriting, acquisition and insurance expenses, net of deferrals	—	—	—	123
Amortization of deferred acquisition costs and intangibles	—	—	—	47

Total benefits and expenses	—	—	—	250

Earnings before income taxes	—	—	—	(32)
Provision for income taxes	—	—	—	(18)

Segment net earnings	$—	$—	$—	$(14)

Corporate and Other segment

The following table sets forth the results of operations relating to our Corporate and Other segment. There were no pro forma adjustments to premiums or policy fees and other income because there are no premiums or policy fees and other income in the Corporate and Other segment that were ceded to UFLIC in connection with the reinsurance transactions. Pro forma net investment income is different from our historical net investment income primarily as a result of net investment income earned on excess surplus assets that were transferred from the Protection and Retirement Income and Investments segments to the Corporate and Other segment in 2004, offset in part by a decrease attributable to reduced net investment income related to the $1.836 billion capital contribution that we made to UFLIC in connection with our corporate reorganization. Pro forma revenues are different from our historical revenues primarily as a result of the adjustments to net investment income due to the transfer of assets from the Protection and Retirement Income and Investments segments as discussed above, partially offset by the exclusion from our results of operations of net realized investment gains (losses) related to the long-term care insurance, structured settlement and variable annuity blocks we ceded to UFLIC in connection with the reinsurance transactions and net realized investment gains (losses) related to the Affinity segment. Pro forma benefits and expenses are different from our historical benefits and expenses primarily as a result of the interest expense attributable to our revised debt structure following the completion of the IPO, including the offerings of senior notes and commercial paper. There were no pro forma adjustments in the three months ended September 30, 2004.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004	Pro forma 2004
Revenues:
Premiums	$20	$22	$62	$74	$74
Net investment income	53	29	119	119	117
Net realized investment gains (losses)	(7)	3	(13)	27	24
Policy fees and other income	5	6	13	10	10

Total revenues	71	60	181	230	225

Benefits and expenses:
Benefits and other changes in policy reserves	11	9	28	28	27
Underwriting, acquisition and insurance expenses, net of deferrals	31	9	66	50	56
Amortization of deferred acquisition costs and intangibles	5	7	14	13	14
Interest expense	58	56	178	144	170

Total benefits and expenses	105	81	286	235	267

Earnings (loss) before income taxes	(34)	(21)	(105)	(5)	(42)
(Benefit) provision for income taxes	(11)	(15)	(36)	7	(7)

Segment net loss	$(23)	$(6)	$(69)	$(12)	$(35)

Three months ended september 30, 2005 compared to three months ended September 30, 2004

Premiums. Premiums decreased $2 million, or 9%, to $20 million for the three months ended September 30, 2005 from $22 million for the three months ended September 30, 2004. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment income increased $24 million, or 83%, to $53 million for the three months ended September 30, 2005 from $29 million for the three months ended September 30, 2004. The increase in net investment income was attributable primarily to an increase of $15 million in investment income related to bond calls, mortgage prepayments and limited partnerships, lower income in the prior year due to the timing of segment investment income allocations, partially offset by lower income from consolidated securitization entities.

Net realized investment (losses) gains. See the comparison of this line under “Results of Operations”.

Policy fees and other income. Policy fees and other income decreased $1 million to $5 million for the three months ended September 30, 2005 from $6 million for the three months ended September 30, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $2 million, or 22% to $11 million for the three months ended September 30, 2005 from $9 million for the three months ended September 30, 2004. This increase was primarily attributable to unfavorable loss experience with our Bermuda reinsurer.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals, primarily consists of expenses of our Bermuda reinsurer, Mexico auto insurer and corporate expenses that are not allocated for segment reporting purposes. These corporate expenses include items such as class-action litigation settlements, advertising and marketing costs and other corporate-level expenses. Underwriting, acquisition and insurance expenses, net of deferrals, increased $22 million to $31 million for the three months ended September 30, 2005 from $9 million for the three months ended September 30, 2004. This increase was primarily attributable to increased stand-alone costs associated with our separation from GE and an increase in certain employee benefits.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $2 million to $5 million for the three months ended September 30, 2005 from $7 million for the three months ended September 30, 2004.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $2 million, or 4%, to $58 million for the three months ended September 30, 2005 from $56 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in interest expense associated with our outstanding commercial paper as a result of higher short-term interest rates.

Provision (Benefit) from income taxes. Benefit from income taxes decreased $4 million to ($11) million for the three months ended September 30, 2005 from ($15) million for the three months ended September 30, 2004. The decreased benefit is primarily attributable to state income tax benefits recognized in the three months ending September 30, 2004.

Segment net loss. Segment net loss increased $17 million to $23 million for the three months ended September 30, 2005 from $6 million for the three months ended September 30, 2004. The increase in net loss was primarily attributable to increased stand-alone costs associated with our separation from GE, an increase in certain employee benefits and a decrease in net realized investment gains, partially offset by an increase in net investment income related primarily to increased partnership distributions, bond calls and mortgage loan prepayments.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Premiums. Premiums decreased $12 million, or 16%, to $62 million for the nine months ended September 30, 2005 from $74 million for the nine months ended September 30, 2004. The decrease was primarily attributable to decreased premiums from our Bermuda reinsurer related to the run-off of certain credit insurance blocks.

Net investment income. Net investment was unchanged at $119 million for the nine months ended September 30, 2005 and 2004. An increase of $9 million in net investment income related to bond calls, mortgage prepayments and limited partnerships was offset by a decline in net investment income primarily attributable to lower income from consolidated securitization entities.

Net realized investment (losses) gains. See the comparison of this line under “Results of Operations”.

Policy fees and other income. Policy fees and other income increased $3 million to $13 million for the nine months ended September 30, 2005 from $10 million for the nine months ended September 30, 2004.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves were unchanged at $28 million for the nine months ended September 30, 2005 and 2004.

Underwriting, acquisition and insurance expenses, net of deferrals. Underwriting, acquisition and insurance expenses, net of deferrals increased $16 million to $66 million for the nine months ended September 30, 2005 from $50 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in stand-alone branding and insurance costs associated with our separation from GE and certain employee benefits, partially offset by a decrease in overhead charges from our former majority stockholder.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $1 million to $14 million for the nine months ended September 30, 2005 from $13 million for the nine months ended September 30, 2004.

Interest expense. Interest expense consists of interest and other financing charges related to our debt that is not allocated for segment reporting purposes. Interest expense increased $34 million, or 24%, to $178 million for the nine months ended September 30, 2005 from $144 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase in interest expense associated with the change in our debt structure as a result of our corporate reorganization and increased rates on our outstanding commercial paper.

Provision (Benefit) from income taxes. Benefit from income taxes increased $43 million to $36 million for the nine months ended September 30, 2005 from $7 million for the nine months ended September 30, 2004. The increased benefit was primarily attributable to IPO-related transaction taxes in the nine months ended September 30, 2004, and a decrease in pre-tax income in the nine months ended September 30, 2005.

Segment net loss. Segment net loss increased $57 million to $69 million for the nine months ended September 30, 2005 from $12 million for the nine months ended September 30, 2004. The decrease in net earnings was primarily attributable a decrease in net realized investment gains in the nine months ended September 30, 2005, an increase in investment impairment charges, an increase in interest expense and stand-alone costs relating to our corporate reorganization and separation from GE, partially offset by a decrease in overhead charges from our former majority stockholder.

Liquidity and Capital Resources

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contract adjustment payments on our Equity Units, contributions to subsidiaries, and, potentially, acquisitions. We currently pay quarterly cash dividends on our common stock at the rate of $0.075 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, earnings, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

In the third quarter of 2005, we declared a quarterly dividend of $0.075 per outstanding share of our Class A and Class B Common Stock or $35 million, payable in the fourth quarter of 2005. During the first six months of 2005, we declared dividends of $61 million which were paid in the second and third quarters of 2005. The third quarter dividend represents an increase of 15% per share from our previous quarterly dividend of $0.065 per share.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings. Based on statutory results as of December 31, 2004, our subsidiaries could pay dividends of $1,450 million to us in 2005 without obtaining regulatory approval. As of September 30, 2005, our holding company received $710 million in dividends from our insurance subsidiaries.

In connection with our secondary offering completed in March 2005, we repurchased 19.4 million shares of our Class B Common Stock directly from our former majority stockholder which were automatically converted to Class A Common Stock upon the transfer of these shares to us, for an aggregate price of $500 million.

Effective in March 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At September 30, 2005, the fair value of the securities pledged under the repurchase program totaled $205 million and the offsetting repurchase obligation of $200 million is included in other liabilities on the Statement of Financial Position.

As of September 30, 2005, we had approximately $2.7 billion of floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $2.7 billion aggregate amount outstanding as of September 30, 2005, $1.4 billion had put option features, including $0.9 billion with put options features of 90 days and $0.5 billion with put options of 180 days.

During the third quarter of 2005, certain of our insurance subsidiaries transferred approximately $1.7 billion investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors.

In September 2005, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 4.95% per year payable semi-annually, and maturing in October 2015 (“2015 Notes”). The 2015 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2015 Notes are not guaranteed by any of our subsidiaries. We have the option to redeem all or a portion of the 2015 Notes, at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

The net proceeds from the issuance of $348 million from the 2015 Notes were used to reduce our outstanding commercial paper borrowings. As of September 30, 2005 and December 31, 2004 the aggregate amount of our outstanding commercial paper borrowings was $152 million and $499 million, respectively.

In April 2005, we entered into a five-year revolving credit facility, which matures in April 2010, replacing our 364-day credit facility, which was scheduled to mature in May 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of September 30, 2005, we had utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries.

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

In September 2005, River Lake Insurance Company II issued $300 million of non-recourse funding obligations. This issuance is in addition to the $1,100 million of non-recourse funding obligations previously issued by River Lake Insurance Company and River Lake Insurance Company II. As of September 31, 2005 and December 31, 2004 there were $1,400 million and $900 million of non-recourse funding obligations outstanding, respectively. We intend to consider further issuances of non-recourse funding obligations to contribute to the satisfaction of our statutory reserve requirements.

Net cash provided by operating activities was $2,204 million and $4,431 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. Principal sources of cash include sales of our products and services. The decrease in cash from operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 of $2,227 million was primarily the result of the timing of cash settlement for other assets and liabilities.

As an insurance business, we typically generate positive cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Net cash from investing activities was $(2,635) million and $(4,262) million for the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash from investing activities for the nine months ended September 30, 2005 compared to September 30, 2004, of $1,627 million was primarily the result of a $761 million decrease in net investment purchases and a decrease of $867 million in short-term investment activity.

Net cash from financing activities was $339 million and $(777) million for the nine months ended September 30, 2005 and 2004, respectively. Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The $1,116 million increase in net cash from financing activities for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily the result of a $525 million decrease in net cash transferred to our former majority shareholder as a result of our corporate reorganization and a $500 million increase in cash received from the issuance of non-recourse funding obligations partially offset by $500 million in cash paid for our share repurchase in March 2005, a $707 million increase in net cash from investment contracts and $93 million in common stock dividends paid to stockholders in the first nine months of 2005.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities, cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2005, our total cash and invested assets was $68.4 billion.

Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests, and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash and invested assets as of September 30, 2005. The estimated fair value of infrequently traded fixed maturity securities as of September 30, 2005 was approximately $13 billion.

Contractual Obligations and Commercial Commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations as of December 31, 2004 are included in “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resourced—Contractual Obligations” contained in our Annual Report on Form 10K for the year ended December 31, 2004. As of September 30, 2005 there were no material changes in contractual obligations from what was reported in our Annual Report on form 10K for the year ended December 31, 2004 other than a $300 million and $200 million issuance of non-recourse funding obligations by River Lake Insurance Company II and River Lake Insurance Company in September and June 2005, respectively, and an issuance of $350 million senior notes in September 2005. The net proceeds from the senior notes offering of $348 million were used to reduce our outstanding commercial paper borrowings. The non-recourse funding obligations issued in September 2005 mature in 2035. The funding obligations issued in June 2005 mature in 2033. The senior notes mature in 2015.

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

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover principal based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its estimated fair value. Estimated fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

For the three months ended September 30, 2005 and 2004, we recognized impairment losses of $32 million and $4 million, respectively. For the nine months ended September 30, 2005 and 2004, we recognized impairments of $68 million and $13 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio for reasons such as credit quality, yield and liquidity requirements and portfolio diversification. For the three and nine months ended September 30, 2005, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $8 million and $23 million, respectively. The aggregate fair value of securities sold at a loss during the three and nine months ended September 30, 2005 was $251 million and $1,409 million, which was approximately 96.7% and 98.4% of book value, respectively.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2005:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$188	$186	$(2)	1.1%	23
Tax exempt	182	181	(1)	0.5%	54
Government—non U.S.	105	104	(1)	1.0%	32
U.S. corporate	6,165	6,041	(124)	2.0%	615
Corporate—non U.S.	1,944	1,910	(34)	1.7%	214
Mortgage and asset backed	5,493	5,428	(65)	1.2%	524

Total fixed maturities	14,077	13,850	(227)	1.6%	1,462
Equity securities	2	2	—	—	8

Total temporarily impaired securities	$14,079	$13,852	$(227)	1.6%	1,470

% Below cost—fixed maturities:
<20% Below cost	$14,045	$13,826	$(219)	1.6%	1,458
20-50% Below cost	32	24	(8)	25.0%	3
>50% Below cost	—	—	—%		1

Total fixed maturities	14,077	13,850	(277)	1.6%	1,462

% Below cost—equity securities:
<20% Below cost	2	2	—	—%	6
20-50% Below cost	—	—	—	—%	2
>50% Below cost	—	—	—	—%	—

Total equity securities	2	2	—	—%	8

Total temporarily impaired securities	$14,079	$13,852	$(227)	1.6%	1,470

Investment grade	$9,726	$9,574	$(152)	1.6%	1,064
Below investment grade	644	619	(25)	3.9%	103
Not Rated—Fixed maturities	3,707	3,657	(50)	1.3%	295
Not Rated—Equity securities	2	2	—	—%	8

Total temporarily impaired securities	$14,079	$13,852	$(227)	1.6%	1,470

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$16	$16	$—	—%	5
Tax exempt	28	27	(1)	3.6%	13
Government—non U.S.	81	80	(1)	1.2%	9
U.S. corporate	737	692	(45)	6.1%	113
Corporate—non U.S.	453	442	(11)	2.4%	64
Mortgage and asset backed	732	712	(20)	2.7%	131

Total fixed maturities	2,047	1,969	(78)	3.8%	335
Equity securities	21	19	(2)	9.5%	19

Total temporarily impaired securities	$2,068	$1,988	$(80)	3.9%	354

% Below cost—fixed maturities:
<20% Below cost	$1,992	$1,933	$(59)	3.0%	318
20-50% Below cost	48	33	(15)	31.3%	15
>50% Below cost	7	3	(4)	57.1%	2

Total fixed maturities	2,047	1,969	(78)	3.8%	335

% Below cost—equity securities:
<20% Below cost	20	18	(2)	10.0%	11
20-50% Below cost	1	1	—	—%	7
>50% Below cost	—	—	—	—%	1

Total equity securities	21	19	(2)	9.5%	19

Total temporarily impaired securities	$2,068	$1,988	$(80)	3.9%	354

Investment grade	$1,478	$1,433	$(45)	3.0%	250
Below investment grade	195	175	(20)	10.3%	34
Not Rated—Fixed maturities	375	362	(13)	3.5%	52
Not Rated—Equity securities	20	18	(2)	10.0%	18

Total temporarily impaired securities	$2,068	$1,988	$(80)	3.9%	354

The investment securities in an unrealized loss position for less than twelve months account for $227 million, or 74%, of our total unrealized losses. Of the securities in this category, there were five issuers with an unrealized loss in excess of $5 million. These five issuers had aggregate unrealized losses of $40 million. The amount of the unrealized loss on these issuers is driven primarily by the relative size of the holdings, the aggregate par values of which range from $30 million to $454 million, and by their maturities.

The investment securities in an unrealized loss position for twelve months or more account for $80 million, or 26%, of our total unrealized losses. Of the securities in this category there were two single issuers with an unrealized loss in excess of $5 million. There are 135 fixed maturities in six industry groups that account for $51 million, or 63%, of the unrealized losses in this category.

Sixty-six of these 135 securities are in the finance and insurance sector and account for unrealized losses of $18 million. Within this sector, no single issuer has unrealized losses greater than $4 million. The unrealized losses of these securities are due to an increase in interest rates for the quarter ended September 30, 2005.

Eighteen of these 135 securities are in the transportation sector and are related to the airline industry. This sector accounts for $12 million of unrealized losses, of which there is one issuer with an unrealized loss in excess of $5 million. This issuer comprises 9 of the 18 securities and accounts for $10 million of the unrealized losses. Most of our airline securities are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values or the present value of expected cash flows associated with revised lease terms. In accordance with our impairment policy described above, we recognized $4 million and $14 million of impairments for the three and nine months ended September 30, 2005, respectively and less than $1 million for the three and nine months ended September 30, 2004, respectively. These holdings were written down to the estimated fair value based upon the present value of expected cash flows associated with revised lease terms or the value of the underlying aircraft.

Twenty-five of these 135 securities are in the consumer non-cyclical sector and account for $9 million of unrealized losses. Within this sector, there are 8 issuers, comprising 10 of the 25 securities, which represent $7 million of the unrealized losses in this sector. These ten issuers are current on all terms. Each of the securities in this sector have unrealized losses of less than $2 million.

Fourteen of these 135 securities are in the technology and communication sectors and account for $8 million of unrealized losses. There was one issuer with unrealized losses of $5 million. This issuer is performing as expected. The aggregate par value of the securities from this issuer is $62 million. No other single issuer of fixed-maturities in this sector has an unrealized loss of greater than $1 million.

The remaining twelve of these 135 securities are in other industry sectors and account for $4 million of unrealized losses, of which one issuer had unrealized losses of $3 million. The amount of unrealized losses from the issuer is driven primarily by deterioration in credit quality for this issuer. The issuer is performing as expected. No other single issuer of fixed-maturities in these sectors has an unrealized loss of greater than $1 million.

The equity securities in an unrealized loss position for twelve months or more are primarily preferred stocks with fixed maturity-like characteristics. No single issuer had an unrealized loss of greater than $2 million as of September 30, 2005.

Off-Balance Sheet Entities

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of September 30, 2005 and December 31, 2004 were $1.5 billion and $1.6 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the three and nine months ended September 30, 2005 and 2004.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of September 30, 2005, we provided limited recourse for a maximum of $119 million of credit losses. To date we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

Securitization Entities

GE Capital, our former majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third party. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities.

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $39 million of revenue, $2 million of general expenses and $30 million of interest expense associated with these newly consolidated entities in our financial statements for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, we included $49 million of revenue, $3 million of general expenses and $36 million of interest expense associated with these entities in our historical financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Statement of Financial Position, which are part of our Corporate and Other segment as of September 30, 2005 and December 31, 2004:

(Dollar amounts in millions)	September 30, 2005	December 31, 2004
Assets:
Restricted investments held by securitization entities	$753	$860
Other assets	28	24

Total(1)	$781	$884

Liabilities:
Borrowings related to securitization entities	$710	$849
Other liabilities	1	3

Total	$711	$852

(1)	Includes $26 million and $31 million of retained interests in securitized assets as of September 30, 2005 and December 31, 2004, respectively, that are consolidated.

New Accounting Standards

Accounting pronouncements not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. We will adopt SOP 05-1 for internal replacements beginning January 1, 2007. Given its recent issuance, management is still assessing the impact SOP 05-1 will have on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Share-Based Payments—an amendment of FASB Statements No. 123 and 95, which we will adopt on January 1, 2006. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial position.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of September 30, 2005, and December 31, 2004, was $67 billion and $65 billion, respectively, of which 81% and 80%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuations on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical financial statements. We currently do not hedge this exposure. For the three months ended September 30, 2005 and 2004, 32% and 29%, respectively, of our net earnings from continuing operations were generated by our international operations.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would decrease the market value of our fixed income securities portfolio by approximately $2.9 billion, based on our securities positions as of September 30, 2005.

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of September 30, 2005, including financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated as of September 30, 2005, that such a decrease would have an insignificant impact our net earnings from continuing operations for the year ended December 31, 2005.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $6 million, based on our equity positions as of September 30, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management.

Counterparty credit risk

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded to or below Moody’s “Baa” or S&P’s “BBB.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1”.

The following table sets forth counterparty credit limits by credit rating:

S&P rating	Moody’s rating	Long term (exposures over one year) net of collateral	Aggregate limits (including those under one year) net of collateral	Aggregate Limit (gross of collateral)
AAA	Aaa	$50	$125	$300
AA-	Aa3	25	100	250
A	A2	15	90	200

The following table sets forth an analysis of our counterparty credit risk exposures percentages net of collateral held as of the dates indicated:

Moody’s Rating	September 30, 2005	December 31, 2004
Aaa	66%	88%
Aa	33%	10%
A	1%	2%

	100%	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, antitrust authorities in the U.K. currently are investigating the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also are examining various insurance products sold to store cardholders. These products include payment protection insurance, purchase protection and price protection. Our U.K. payment protection insurance business currently underwrites each of these products that are sold by one of the largest providers of store cards in the U.K. As part of that investigation, we responded to an information request.

The provisional findings of the U.K. antitrust authorities were published in September 2005 and concluded that there are features in the store card sector that have an adverse effect on competition in this sector. The provisional findings contained proposed remedies (aimed at mitigating these adverse effects on competition) relating to the various insurance products sold to store card holders. We cannot predict the effect this investigation may have on the store card sector in the U.K., the sale of insurance products linked to store cards or our payment protection insurance business in the U.K.

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. In addition, there were no new material legal proceedings during the quarter.

As noted in the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004, one of our subsidiaries is involved in an arbitration regarding our rescission of mortgage insurance on certain loans involving a lender under our delegated underwriting program. We believe our maximum exposure for reinstatement based upon the risk in force on the rescinded coverage for all loans with this lender, whether or not subject to an arbitration demand, would not exceed $10 million. In addition, attorneys fees and punitive damages are sought. The arbitration panel released findings on June 16, 2005 on the first phase of the arbitration, ordering reinstatement of coverage on 28 of 30 loans. The exposure for reinstatement on these loans is less than $1 million. Attorney’s fees and punitive damages were not awarded. The second phase was held in July 2005 and the arbitration panel released its finding on August 5, 2005 ordering reinstatement of coverage on 5 out of 33 loans subject to the second phase. We recently agreed to a recess of the third phase of arbitration originally scheduled for October 2005 to determine if a settlement can be effected. If a settlement cannot be reached, we intend to contest vigorously all claims in this arbitration although we cannot provide assurance that we will prevail.

Item 6. Exhibits

10	Genworth Financial, Inc. Deferred Compensation Plan (originally adopted on July 20, 2005; technical and administrative amendments adopted on October 19, 2005)

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: October 27, 2005
	By:	/S/ RICHARD P. MCKENNEY
Richard P. McKenney Senior Vice President—Chief Financial Officer Duly Authorized Officer and Principal Financial Officer