Form 10-K
period 2005-12-31
GENWORTH FINANCIAL INC
filed 2006-02-27
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 23, 2006, 384,744,479 shares of Class A Common Stock, par value $0.001 per share, and 86,216,559 shares of Class B Common Stock, par value $0.001 per share, were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.86 billion. All 10% and greater stockholders, executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth,” “we,” “us,” and “our” refer to Genworth Financial, Inc. and its subsidiaries and include the operations of the businesses acquired from General Electric Company, or GE, in connection with our corporate reorganization referred in note 1 to the financial statements under “Item 8—Financial Statements and Supplementary Data.” For a discussion of selected insurance terms; refer to Glossary of Selected Insurance Terms at the end of “Item 1—Business.”

Item 1. Business

Overview

We are a leading insurance company in the U.S., with an expanding international presence, serving the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. We have leadership positions in key products that we expect will benefit from a number of significant demographic, governmental and market trends. We distribute our products and services through an extensive and diversified distribution network that includes financial intermediaries, independent producers and dedicated sales specialists. We conduct operations in 24 countries and have approximately 6,900 employees.

Looking at the markets we serve, we see aging populations with inadequate savings and rising health care costs, where burdens are increasingly shifted from governments and corporations to individuals. In addition, we see initiatives by governments to foster individual ownership—from homeownership to providing for one’s own financial security. We are dedicated to helping individuals succeed financially in this world of shifting burdens through our focus on protection, retirement income and investments, and homeownership. We deliver protection, helping people build a personal safety net through life and long-term care insurance, payment protection coverage, and benefits for employees of small companies. We concentrate on retirement income, helping people create an income annuity for life or other desired periods, while also helping them invest to achieve their financial dreams. We also enable homeownership, helping people achieve this dream with lower down payments through the use of mortgage insurance. Across our businesses we link valued services such as education, wellness programs, and technology to our insurance products in order to differentiate ourselves, make us easier to do business with, and help our business partners grow and succeed.

We have three operating segments:

•	Protection. We offer U.S. customers life insurance, long-term care insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. In 2005, we were the leading provider of individual long-term care insurance and a leading provider of term life insurance in the U.S., according to LIMRA International (in each case based upon annualized first-year premiums). Our leadership in long-term care insurance is based upon over 30 years of product underwriting and claims experience. This experience has enabled us to build and benefit from what we believe is the largest actuarial database in the long-term care insurance industry. We are a leading provider of term life insurance through brokerage general agencies in the U.S. which we consider to be the largest distribution channel for term life insurance. For the year ended December 31, 2005, our Protection segment had segment net earnings of $568 million.

•

Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, fixed immediate annuities, variable life insurance, asset management, and specialized products, including guaranteed investment contracts, or GICs, funding agreements and structured settlements. We are an established provider of these products. In 2005, according to VARDS, we were the largest provider of variable income annuities in the U.S., and according to LIMRA International, we were the second-largest provider of fixed immediate annuities in the U.S. (in each case based upon total premiums and deposits). For the year ended December 31, 2005, our Retirement Income and Investments segment had segment net earnings of $247 million.

•	Mortgage Insurance. In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. According to Inside Mortgage Finance, in 2005, we were the fifth-largest provider of mortgage insurance in the U.S. based on flow new insurance written. We also believe we are the largest provider of private mortgage insurance outside the U.S. with leading mortgage insurance operations in Canada, Australia, Europe and New Zealand and a growing presence in Mexico and Japan. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 32% for the three years ended December 31, 2005. For the year ended December 31, 2005, our Mortgage Insurance segment had segment net earnings of $507 million.

We also have a Corporate and Other segment which consists primarily of unallocated corporate income and expenses (including amounts incurred in settlement of some class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, most of our interest and other financing expenses and net realized investment gains (losses). For the year ended December 31, 2005, our Corporate and Other segment had segment net losses of $101 million.

We had $13.3 billion of total stockholders’ equity and $105.3 billion of total assets as of December 31, 2005. For the year ended December 31, 2005 our revenues were $10.5 billion and our net earnings from continuing operations were $1.2 billion. Our principal life insurance companies have financial strength ratings of “AA-” (Very Strong) from S&P, “Aa3” (Excellent) from Moody’s, “A+” (Superior) from A.M. Best and “AA-” (Very Strong) from Fitch, and our rated mortgage insurance companies have financial strength ratings of “AA” (Very Strong) from S&P, “Aa2” (Excellent) from Moody’s and “AA” (Very Strong) from Fitch. The “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 20 ratings categories, respectively. The “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories, respectively. The “A+” rating is the second-highest of A.M. Best’s 15 ratings categories. The “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 24 ratings categories, respectively.

We were incorporated in Delaware in 2003 in preparation for our corporate reorganization and an initial public offering of our common stock, which was completed on May 28, 2004 (“IPO”). Refer to note 1 in our financial statements under “Item 8.—Financial Statements and Supplementary Data” for additional information.

Market Environment and Opportunities

We believe we are well positioned to benefit from a number of significant demographic, governmental and market trends, including the following:

•

Aging U.S. population with growing retirement income needs. According to a 2005 report issued by the U.S. Social Security Administration, from 1945 to 2004, U.S. life expectancy at birth increased from 62.9 years to 74.6 years for men and from 68.4 years to 79.6 years for women, respectively, and life expectancy is expected to increase further. In addition, increasing numbers of baby boomers are approaching retirement age. Based on the 2000 census, the U.S. Census Bureau projects that the percentage of the U.S. population aged 55 or older will increase from approximately 22% (65 million) in 2004 to more than 29% (97 million) in 2020. These increases in life expectancy heighten the risk that individuals will outlive their retirement savings. In addition, approximately $4.2 trillion of invested financial assets are held by people within 10 years of retirement and approximately $2.4 trillion of invested financial assets are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2004. Also,

many companies have discontinued or reduced participation in defined-contribution pension plans in recent years, and the Social Security Administration projected in 2005 that the annual costs of Social Security will exceed the program’s tax revenue under current law in 2017, creating the need for individuals to identify alternative sources of income. We believe these trends will lead to growing demand for products, such as our income annuities and other investment products, that help consumers accumulate assets and provide reliable retirement income.

•	Growing lifestyle protection gap. The aging U.S. population and a number of other factors are creating a significant lifestyle protection gap for a growing number of individuals. This gap is the result of individuals not having sufficient resources, including insurance coverage, to ensure that their future assets and income will be adequate to support their desired lifestyle. Other factors contributing to this gap include declining individual savings rates, rising healthcare and nursing care costs, and a shifting of the burden for funding protection needs from governments and employers to individuals. For example, many companies have reduced employer-paid benefits in recent years, and as noted earlier, the rising annual costs in Social Security may create the potential for both long-term benefit reductions from these traditional sources and the need for individuals to identify alternative sources for these benefits. Consumers are exposed to the rising costs of healthcare and nursing care during their retirement years, and some experts believe that many consumers are underinsured with respect to their protection needs. For example, according to the American Society on Aging and Conning Research & Consulting, approximately 70% of individuals in the U.S. age 65 and older will require long-term care at some time in their lives. However, in 2004, less than 10% of the individuals in the U.S. age 55 and older had long-term care insurance, according to statistics published by LIMRA International and the U.S. Census Bureau. Moreover, the most recent Survey of Consumer Finances conducted by the Federal Reserve Board found that the median household’s life insurance coverage decreased in recent years to 1.4 times household income, which we believe leaves a significant life insurance protection gap for individuals and families. We expect these trends to result in increased demand for our life, long-term care and small group life and health insurance products.

•	Increasing opportunities for mortgage insurance internationally and in the U.S. We believe a number of factors have contributed and will contribute to the growth of mortgage insurance in Canada, Australia and the U.S., where we have significant mortgage insurance operations. These factors include increasing homeownership levels (spurred in part by government housing policies that favor homeownership and demographic factors driving demand for housing, including an increase in minority and immigrant homebuyers, particularly in the U.S.); expansion of low-down-payment mortgage loan offerings; legislative and regulatory policies that provide capital incentives for lenders to transfer the risks of low-down-payment mortgages to mortgage insurers; and expansion of secondary mortgage markets that require credit enhancements, such as mortgage insurance. We believe a number of these factors also are becoming evident in some European, Latin American and Asian markets, where lenders increasingly are using mortgage insurance to manage the risks of their loan portfolios and to expand low-down-payment lending.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•	Leading positions in diversified targeted markets. We believe our leading positions in our targeted markets, including individual long-term care insurance, term life insurance and fixed immediate annuities in the U.S., payment protection insurance in Europe and international mortgage insurance, provide us with the scale necessary to compete effectively in these markets as they grow. We also believe our strong presence in multiple markets provides balance to our business, reduces our exposure to adverse economic trends affecting any one market and provides stable cash flow to fund growth opportunities.

•	Product innovation and breadth. We have a tradition of developing innovative financial products to serve the needs of our customers. We offer a breadth of products that meet the needs of consumers throughout the various stages of their lives, thereby positioning us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings.

•	Extensive, multi-channel distribution network. We have extensive distribution reach and offer consumers access to our products through a broad network of financial intermediaries, independent producers and dedicated sales specialists. In addition, we maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support and through technology and service solutions that support the distributors’ sales efforts.

•	Technology-enhanced, service-oriented, scalable, low-cost operating platform. We have pursued an aggressive approach to cost-management and continuous customer service improvement. We use sophisticated technology tools that enhance performance by automating key processes and reducing response times and process variations. Our teams of trained associates focus on delivering superior customer service. In addition, we have centralized our operations and have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. Through an outsourcing provider, we also have a substantial team of professionals in India who provide us with a variety of back office support services.

•	Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical parts of our business. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs.

•	Strong balance sheet and high-quality investment portfolio. We believe our size, ratings and capital strength provide us with a significant competitive advantage. We have a diversified, high-quality investment portfolio with $66.5 billion of invested assets as of December 31, 2005. Approximately 95% of our fixed maturities had ratings equivalent to investment-grade, and less than 1% of our total investment portfolio consisted of equity securities, as of December 31, 2005. We also actively manage the relationship between our investment assets and our insurance liabilities.

•	Experienced and deep management team. Our senior management team has an average of approximately 19 years of experience in the financial services industry. We have an established track record for successfully developing managerial talent at all levels of our organization and have instilled a performance- and execution-oriented corporate culture.

Growth Strategies

Our objective is to increase operating earnings and enhance returns on equity. We intend to pursue this objective by focusing on the following strategies:

•	Capitalize on attractive growth prospects in three key markets. We have positioned our product portfolio and distribution relationships to capitalize on the attractive growth prospects in three key markets:

Retirement income, where we believe growth will be driven by a variety of favorable demographic trends and the approximately $4.2 trillion of invested financial assets in the U.S. that are held by people within 10 years of retirement and $2.4 trillion of invested financial assets that are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2004. Our products are designed to enable the growing retired population to convert their accumulated assets into reliable income throughout their retirement years.

Protection, particularly life insurance, long-term care insurance and payment protection insurance. In life insurance, we believe growth will be driven by the significant life insurance gap for individuals and families. In long-term care insurance, we believe growth will be driven by the increasing protection needs of the expanding aging population and a shifting of the burden for funding these needs from governments and employers to individuals. In our payment protection insurance business, we believe market growth will result from the increase in consumer borrowing across Europe, the expansion of the European Union and reduced unemployment benefits in the European markets where we offer our products.

International mortgage insurance, where we continue to see attractive growth opportunities with the expansion of homeownership and low-down-payment loans. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 32% for the three years ended December 31, 2005.

•	Further strengthen and extend our distribution channels. We intend to further strengthen and extend our distribution channels by continuing to differentiate ourselves in areas where we believe we have distinct competitive advantages. These areas include:

Product and service innovations, as illustrated by new product introductions, such as the introduction of ClearCourseSM for the employer sponsored 401(k) market, our VantagePointSM and MasterKeySM return of premium term products, our Income Distribution Series of guaranteed income products and riders, our long-term care insurance products for the group market, our Homeopeners® mortgage insurance products designed to attract first time home buyers, our private mortgage insurance products in the European market, and our service innovations, which include programs such as automated underwriting in our life, long-term care and mortgage insurance businesses, dedicated customer service teams, and customer care programs supporting wellness and homeownership.

Collaborative approach to key distributors, which includes our joint business improvement programs and our tailored approach to our sales intermediaries addressing their unique service needs, which have benefited our distributors and helped strengthen our relationships with them.

Technology initiatives, such as our proprietary underwriting systems, which have made it easier for distributors to do business with us, improved our term life, long-term care and mortgage insurance underwriting speed and accuracy, and lowered our operating costs.

•	Enhance returns on capital and increase margins. We believe we will be able to enhance our returns on capital and increase our margins through the following means:

Adding new business layers at targeted returns and optimizing mix. We have introduced new products and revised pricing in a number of business lines, which we believe will increase our expected returns. In U.S. mortgage insurance, we are targeting distribution segments in which we can generate new business at higher returns in order to shift our overall mix of new business.

Capital efficiency and management. We continually seek opportunities to use our capital more efficiently, while maintaining our ratings and strong capital position. We have developed a capital markets solution to fund additional statutory reserves on our term life insurance policies related to Regulation XXX, and we are working to develop similar structures for other product lines, including universal life insurance. In addition, we intend to complement our core growth strategy through selective acquisitions designed to enhance product and distribution capabilities and returns, the breadth of our product portfolio, or our distribution reach. We have successfully completed the acquisition and integration of several key businesses since 1993. In addition to pursuing opportunities for core growth and accretive acquisitions, we also will consider making share repurchases and increasing dividends on our common stock.

Run-off of low return blocks and redeployment of capital. We have exited or placed in run-off certain product lines in blocks of business with low returns, including, for example, our older, fixed GICs, older generation long-term care policies and certain payment protection insurance contracts in the U.K. As these blocks continue to decrease, we expect to release capital over time to deploy to higher-return products and/or businesses.

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

Investment income enhancements. The yield on our investment portfolio is affected by the practice, prior to our IPO, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments in our investment portfolio, fund consolidations and restructurings, and provide current income. Since 2003, our investment strategy has been to optimize investment income without relying on realized investment gains. We continue to experience a challenging interest-rate environment in which the yields that we can achieve on new investments are lower than the aggregate yield on our existing portfolio. We will seek to mitigate declines in investment yields by continuously evaluating and potentially repositioning our asset class mix, pursuing additional investment classes, utilizing active management strategies, and accepting additional credit risk when we believe that it is prudent to do so.

Protection

Through our Protection segment, we offer life insurance, long-term care insurance, payment protection insurance and employment-based group life and health insurance. The following table sets forth financial information regarding our Protection segment as of or for the years ended December 31, 2005, 2004 and 2003. For additional selected financial information and operating performance measures regarding our Protection segment as of or for these periods, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Protection.”

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Revenues
Life insurance	$1,623	$1,518	$1,443
Long-term care insurance	2,347	2,311	2,408
Payment protection insurance(1)	1,439	1,549	1,615
Group life and health insurance	717	686	677

Total revenues	$6,126	$6,064	$6,143

Segment net earnings
Life insurance	$275	$245	$211
Long-term care insurance	172	172	171
Payment protection insurance	90	81	64
Group life and health insurance	31	30	41

Total segment net earnings	$568	$528	$487

Total segment assets	$33,871	$31,806	$29,254

(1)	Payment protection insurance revenues include revenues related to certain distribution relationships in runoff as further described herein; our life, long-term care and group life and health insurance businesses do not have runoff businesses that have a significant impact on revenues from year to year.

Life insurance

Overview

Our life insurance business markets and sells term and universal life, insurance products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. Some types of life insurance also offer a savings element that can be used to help accumulate funds to meet future financial needs. According to the American Council of Life Insurers, sales of new life insurance coverage in the U.S. were $3.1 trillion in 2004, and total life insurance coverage in the U.S. was $17.5 trillion as of December 31, 2004. Excluding variable life insurance sales, annualized first-year premiums for life insurance increased by an average of 14% per year from 2000 to 2005, according to LIMRA International.

Our principal life insurance product is term life, which provides life insurance coverage with guaranteed level premiums for a specified period of time. Term life insurance has little or no buildup of cash value that is payable upon lapse of the coverage. We have been a leading provider of term life insurance for more than two decades, and we believe that we are a leading provider of term life insurance through brokerage general agencies in the U.S. In addition to term life insurance, we offer universal life insurance products, which are designed to provide protection for the entire life of the insured and may include a buildup of cash value that can be used to meet particular financial needs during the policyholder’s lifetime. Our life insurance business also includes a run-off block of whole life insurance.

During 2005, sales of our term life insurance products and universal life insurance products increased 35% and 74%, respectively, from 2004, largely due to price reductions for term life policies, new product introductions, distribution expansion and initiatives to enhance our service offerings. In January 2005, we leveraged our capital efficiency to reduce selected prices of our term life insurance. We introduced new, competitively positioned products in both our term and universal life insurance product lines, adding in February 2005 what we believe is an attractively priced survivorship universal life product, Lifetime ProviderSM SUL, and entering the fast-growing return of premium (“ROP”) term life market in October 2005 with our VantagePointSM product. We also implemented several enhancements to our existing universal life product portfolio, demonstrating our strong commitment to this market. We broadened our distribution, adding approximately 50 new brokerage general agencies and 17 new insurance marketing organizations with more than 5,000 producers during the year, while continuing to leverage our technology enhanced customer service platform.

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

We offer our life insurance products primarily through an extensive network of independent brokerage general agencies located throughout the U.S. We also offer our life insurance products through affluent market producer groups, financial intermediaries, and insurance marketing organizations. We believe there are opportunities to expand our sales through each of these distribution channels.

Products

Term life insurance

Our term life insurance policies provide a death benefit if the insured dies while the coverage is in-force. Term life policies lapse with little or no required payment by us at the end of the coverage period if the insured is still alive. We also offer policyholders the right to convert most of our term insurance policies to specified life insurance policies issued by us. We seek to reduce the mortality risk associated with conversion by restricting its availability to certain ages and by limiting the period during which the conversion option can be exercised.

Our primary term life insurance products have guaranteed level premiums for initial terms of 5, 10, 15, 20 or 30 years. In addition, our 5-year products offer, at the end of the initial term, a second 5-year term of level premiums, which may or may not be guaranteed. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue under the current policy by paying the increased premiums without demonstrating insurability or by qualifying for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or the policyholder ceases to make premium payments or otherwise terminates the policy, including potentially converting to a permanent plan of insurance. The termination of coverage is called a lapse. For newer policies, we seek to reduce lapses at the end of the guaranteed period by gradually adjusting premiums to the attained age of the insured over the five years following the guaranteed period. After this phase-in period, premiums continue to increase as the insured ages.

VantagePointSM is a term product with a return of premium feature. Available for initial terms of 15, 20 or 30 years, it has a cash value rider that provides for a return of 100% of total net paid premiums at the end of the initial term, if a death benefit has not been paid. Cash values begin after the fourth year and are available for policy loans.

Universal life insurance

Our universal life insurance policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis, and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our universal life products allow policyholders to adjust the timing and amount of premium payments. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance, which generally increase from year to year as the insured ages. Our universal life insurance policies accumulate cash value that we pay to the policyholder when the policy lapses or is surrendered. Most of our universal life policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2005, 54% of our in-force block of universal life insurance was subject to surrender charges. We also sell joint, second-to-die policies that are typically used for estate planning purposes. These policies insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually or regulatorily mandated guaranteed minimum. Our in-force universal life insurance policies generally have minimum guaranteed crediting rates ranging from 3.0% to 6.0% for the life of the policy.

Underwriting and pricing

We believe effective underwriting and pricing are significant drivers of the profitability of our life insurance business, and we have established rigorous underwriting and pricing practices to maximize our profitability. We retain most of the risk we currently underwrite, thereby limiting the premiums ceded to reinsurers. We generally reinsure risks in excess of $1 million per life, and the reinsured amount is generally based on the policy amount at the time of issue. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Our current underwriting guidelines place each insurable life insurance applicant in one of eight primary risk categories, depending upon current health, medical history and other factors. Each of these eight categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category, regardless of face value or net amount at risk. We may decline an applicant’s request for coverage if his health or lifestyle assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, underwriting decisions are generally made by our own underwriting personnel or by our automated underwriting system. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage those risks.

A key part of our life insurance underwriting program is the streamlined, technology-enhanced process called GENIUS®, which automates new business processing for term life insurance. GENIUS® has shortened the cycle time from the receipt of an application to issuance of a policy, reduced policy acquisition costs and improved the consistency and accuracy of our underwriting decisions by reducing decision-making variation.

Long-term care insurance

Overview

We offer individual long-term care insurance products that provide protection against the high and escalating costs of long-term health care provided in the insured’s home and in assisted living and nursing facilities. Insureds become eligible for benefits when they are incapable of performing certain activities of daily living or when they become cognitively impaired. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital. The typical claim has a duration of care of approximately 1 to 4 years.

We established ourselves as a pioneer in long-term care insurance over 30 years ago. Since that time, we have accumulated extensive pricing and claims experience, which we believe is the most comprehensive in the industry and has enabled us to build what we believe is the largest actuarial database in the industry. Our experience helps us plan for long term, consistent success and has enabled us to develop a disciplined growth strategy built on a foundation of strong risk management, product innovation and a diversified distribution strategy.

In 2005, we introduced a series of product upgrades designed to provide a variety of pricing and benefit options, enhance service capabilities and simplify and broaden our individual product features. In addition, we launched our group long-term care insurance product and expanded our Medicare supplement product in a majority of states and have seen growth in these new states. In January 2006, we agreed to acquire Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately $145 million. Continental Life will enhance our presence in Medicare supplement insurance by more than doubling our existing annualized premium in-force for this product. The acquisition is subject to regulatory approval and is expected to close in the second quarter of 2006.

Total individual long-term care insurance premiums for in-force policies in the U.S. increased from approximately $2.4 billion in 1997 to $7.3 billion in 2005, according to LIMRA International. Industry-wide sales of individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased 35% to $661 million in 2005. We believe this decrease was due primarily to decision by several providers to cease offering long-term care insurance, to raise premiums on inforce policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. Notwithstanding the industry trends, we believe that over time, the long-term care insurance market will expand as the result of aging demographics, increasing healthcare and nursing care costs, the uncertainty regarding government programs that currently cover these costs and the increasing public awareness of the benefits of private long-term care insurance.

As the leading provider of individual long-term care insurance, we have made significant investments to further the education and awareness of the benefits of long-term care insurance. In 2005, we entered into a five year strategic relationship with the Alzheimer’s Association to help sponsor public awareness and eliminate Alzheimer’s disease through education and the advancement of research. As a part of this relationship, we will engage in a variety of co-branded initiatives including advertising, policyholder and consumer information materials and web support. In addition, we will continue to sponsor the Association’s “Memory Walk”. In 2004, we also entered into a strategic alliance with the Corporation for Long-Term Care Certification, Inc., a nationally recognized long-term care training organization, to educate and train our independent producers in how to help solve clients’ long-term care needs. Through our sponsorship, approximately 11,000 producers have attended this program.

Throughout our history, we have consistently been a leader in product innovation. We were one of the first long-term care insurers to offer home care coverage and the first to offer shared plan coverage for married couples and domestic partners. We developed these innovations based upon our risk analytics and in response to policyholder needs and emerging claims experience. Our most recent innovations have included our policyholder wellness initiatives that are designed to improve the overall health of our policyholders. These initiatives provide valuable services to our policyholders, reduce claims expenses and differentiate us from our competitors.

We distribute our products through diversified sales channels consisting of more than 120,000 appointed independent producers, financial intermediaries and 1,350 dedicated sales specialists. Approximately 300 employees support these diversified distribution channels.

Products

Our principal product is individual long-term care insurance. Prior to the mid-1990s, we issued primarily indemnity policies, which provide for fixed daily amounts for long-term care benefits. Since the mid-1990s, we have offered primarily reimbursement policies, which provide for reimbursement of documented and approved expenses for nursing home, assisted living facilities or home care expenses. As of December 31, 2005, our in-force policies consisted of approximately 86% reimbursement policies and 14% indemnity policies, measured on a premium-weighted basis. Reimbursement policies permit us to review individual claims expenses and, therefore, provide greater control over claims cost management than indemnity policies.

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

We sell our long-term care insurance policies on a guaranteed renewable basis, which means that we are required to renew the policies each year as long as the premium is paid. The terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period if appropriate in light of our experience with a relevant group of policies. We may increase premiums on a group of policies in response to those policies’ performance, subject to the receipt of regulatory approvals. However, we may not increase premiums due to changes in an individual’s health status or age.

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

In February 2006, the President signed into law the Deficit Reduction Act of 2005, which included provisions permitting states to participate in long-term care partnership program by filing Medicaid plan amendments. Under the partnership program, consumers in participating states will benefit because they will be permitted to protect assets equal to the amount of long-term care insurance benefits they use without affecting Medicaid eligibility. For example, if a partnership policyholder uses $250,000 of long-term care insurance benefits, the policyholder will be able to keep $250,000 of assets and still access Medicaid for remaining care needs. Under the legislation, states seeking to participate in the program need to file Medicaid Plan Amendments with the United States Department of Health and Human Services to participate in the partnership program and those amendments will need to be approved. The legislation’s impact on long-term care insurance sales in the short-term is uncertain as states enroll to participate in the partnership program and as consumers and financial planners begin to understand the Medicaid reforms. In the long-term, we expect the partnership feature to expand the long-term care insurance market in participating states to purchasers who would otherwise engage in Medicaid planning as an alternative to long-term care insurance, although we are unable to predict the impact this will have on our future sales.

The United States Department of Health and Human Services, or HHS, has also recognized the importance of long-term care insurance by sponsoring an educational campaign entitled “Own Your Future,” which seeks to educate 50-70 year-olds about the need to plan for long-term care needs, including considering long-term care insurance. Under the campaign, HHS mails out a letter to the target audience in select states, under signature of the state’s governor, offering a long-term care planning kit which can be obtained by calling a toll-free number. In 2005, HHS launched its campaign in Virginia, New Jersey, Arkansas, Idaho, and Nevada. In 2006, HHS will initiate the campaign in Kansas, Maryland and Rhode Island. We expect this campaign to have a favorable impact on sales in states where launched.

Underwriting and pricing

Individual long-term care insurance

We employ extensive medical underwriting policies and procedures to assess and quantify risks before we issue our long-term care insurance policies. For individual long-term care products, we use underwriting criteria that are similar to, but separate from, those we use in underwriting life insurance products. Depending upon an applicant’s age and health status, we use a variety of underwriting information sources to determine morbidity risk, or the probability that an insured will be unable to perform activities of daily living or suffer cognitive impairment, and eligibility for insurance. The process entails a comprehensive application that requests health, prescription drug, and lifestyle and activity-related information. Higher-risk applicants are also required to participate in an assessment process by telephone or in person. A critical element of this assessment process is a cognitive examination, in certain cases, to identify early cognitive impairments. In addition, an experienced long-term care insurance underwriter conducts a comprehensive review of the application, the results of the assessment process and, in many cases, complete medical records from the applicant’s physicians. To streamline the underwriting process and improve the accuracy and consistency of our underwriting decisions, we use the GENIUS® automated underwriting technology in our long-term care insurance business.

We believe we have one of the largest and most experienced long-term care insurance claims management operations in the industry. Our claims adjudication process includes, with respect to new claims, a pre-claim assessment by an experienced benefits analyst who establishes preliminary claims eligibility, followed by an on-site assessment and care coordination phase to validate eligibility and to work with the customer in determining an appropriate plan of care. Continued claims eligibility is verified through an ongoing eligibility assessment for existing claimants. We will continue to make investments in new processes and technologies that will improve the efficiency and effectiveness of our long-term care insurance expense tracking and claims decision-making process.

The overall profitability of our long-term care insurance policies depends to a large extent on the degree to which our claims experience, morbidity and mortality experience, lapse rates and investment yields match our pricing assumptions. We believe we have the largest actuarial database in the industry, derived from over 30 years of experience in offering long-term care insurance products. This database has provided substantial claims experience and statistics regarding morbidity risk, which has helped us to develop a sophisticated pricing methodology for our newer policies tailored to segmented risk categories, depending upon marital status, medical history and other factors. When we issued our older policies, we did not have the full benefit of this experience and pricing methodology. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms as appropriate. We also work with a Medical Advisory Board, comprising independent experts from the medical technology and public policy fields, that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

Medicare supplement insurance

When allowed by state law, we underwrite our Medicare supplement product by asking a series of medical questions on an application and then conducting a phone health interview (PHI). The PHI is designed to verify the answers submitted on the application and is performed by an experienced Medicare supplement professional before the policy is issued. Any discrepancies between the application and the PHI are investigated and the application will be declined if warranted.

Where allowed by state law, we segment our Medicare supplement applicants into risk pools based on age, gender, smoking status and geography. These risk classifications allow us to mitigate business mix risk by pricing separately for each risk classification. We perform profitability analyses annually by risk pool and request rate changes from state regulators to maintain our pricing profitability.

In the few situations where state law does not permit these underwriting procedures, we issue policies on a guaranteed basis based on pricing models that account for guaranteed issue requirements in these states.

Group long-term care insurance

The decision to offer group long-term care insurance is a two-step process including first, an assessment of the employer’s risk and second, a risk evaluation of the individual applicant. To evaluate the eligibility of an employer for group long-term care we evaluate the characteristics of the employer including Standard Industry Codes and select demographic measures including age, gender and income. If the risk associated with the employer is deemed acceptable we then conduct a detailed pricing evaluation considering many of these same characteristics that we use in underwriting individual long-term care insurance. The depth of underwriting is determined by the status of the applicant (e.g. active at work, spouse, parents or retiree), the age of the applicant and the level of the employer’s contributions to the employee’s coverage.

Payment protection insurance

Overview

We provide payment protection insurance to customers throughout Europe. Payment protection insurance helps consumers meet their payment obligations on outstanding financial commitments, such as mortgages, personal loans or credit cards, in the event of a misfortune such as illness, involuntary unemployment, temporary incapacity, permanent disability or death. We currently have a presence in the following 17 countries: Czech Republic, Denmark, Finland, France, Hungary, Germany, Greece, Ireland, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland and in the U.K where we have offered payment protection insurance for more than 30 years.

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

Consistent with our focus on disciplined growth and returns on capital, as we enter into new arrangements and review existing arrangements with distributors, we seek to manage these arrangements and deploy capital where we believe we can achieve the highest returns while strengthening our client relationships. In some cases, particularly in the U.K., we had arrangements in place that accounted for significant revenue without a corresponding benefit to return on capital. Accordingly, in the third quarter of 2003, we evaluated our contractual relationships with our payment protection insurance distributors against our targeted return thresholds and decided to terminate or not to renew certain relationships that we refer to as “run-off.” Although we expect our revenue to continue to decline over the next few years as existing policies from these less-profitable arrangements continue to run off, we believe this will not have a material impact on our operating earnings and will have a favorable effect on our returns as capital is released and redeployed into markets with potential for higher growth and returns. In October 2005, we also decided to end a relationship with a travel insurance distributor in the U.K., from whom we generated $80 million in revenues in 2005. We expect revenues from this relationship to continue through 2006.

We are continuing to diversify and expand our base of distributors. We are also exploring additional growth opportunities in Europe, which we believe will be increasingly receptive to payment protection insurance as consumer lending further develops in those markets. In addition, we believe the accession of additional countries to the European Union will facilitate our entry into those markets.

For the years ended December 31, 2005, 2004 and 2003, GE’s consumer finance division and other related GE entities accounted for 23%, 25% and 13% of our payment protection insurance gross written premiums, respectively. The increase from 2003 to 2004 in the percentage of business relating to GE entities was primarily attributable to the decline in total gross written premiums in our payment insurance business that was due to the significant decrease in premiums relating to our run-off block. In early 2004, we entered into a five-year agreement, subject to certain early termination provisions, that extends our relationship with GE’s consumer finance division and provides us with the right to be the exclusive provider of payment protection insurance in Europe for GE’s consumer finance operations in jurisdictions where we offer these products. The percentage of business relating to GE entities remained relatively flat from 2004 to 2005 due to the stabilization of the run-off block and increased account penetration with existing customers.

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

Group life and health insurance

Overview

We offer a full range of employment-based benefit products and services targeted primarily at employers with fewer than 1,000 employees, as well as select groups within larger companies that require highly customized benefit plans. Our products include group non-medical insurance products, such as dental, vision, life and disability insurance; group medical insurance products, such as stop loss insurance; and individual voluntary products. We purchase excess-of-loss reinsurance coverage to limit our exposure to losses from our group non-medical and medical insurance lines.

We continue to focus on making it easier for customers to do business with us through an expanded call center and our enhanced on-line servicing capabilities. We implemented a new voluntary administration platform to support our existing and planned group voluntary products. This new platform gives us the ability to electronically integrate our service platform with the customer service call center that support our employer-paid products. We launched new group voluntary short and long-term products in conjunction with a new quoting and risk assessment system. These products complement our existing group voluntary dental and life offerings.

We use an independent network of approximately 4,000 licensed group life and health insurance brokers and agents, supported by our nationwide sales force of approximately 100 employees, to distribute our group life and health insurance products. Individual voluntary products are sold through employers and other worksite-based groups using a network of independent insurance producers. As of December 31, 2005, we provided employment-based benefit products and services to more than 31,000 organizations, covering approximately 2.7 million plan participants.

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

Products

We offer a full range of employee benefits products for the group, group voluntary and individual voluntary markets. We sell group benefits exclusively to employers, which pay all or most of the applicable premiums. We sell group voluntary and individual voluntary benefits through employers to employees, who generally pay all or most of the premiums through payroll deductions. Coverage in both group and group voluntary benefits generally ceases upon the termination of employment, whereas coverage in individual voluntary benefits may continue after the termination of employment. Voluntary benefit products enable an employer to expand its available employee benefits without adding to the company’s costs. As a result, these programs allow employees to select benefit packages to meet their individual and family needs and budgets, generally at lower premiums than they would pay for comparable benefit packages assembled independently. Employers help to administer group and group voluntary benefits, and we administer individual voluntary benefits with little involvement from employers.

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

Life insurance. Our group term life insurance product provides benefits in the event of an insured employee’s and their covered dependent’s death. The death benefit can be based upon an individual’s earnings or occupation, or can be fixed at a set dollar amount. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee’s loss of life, limb or sight as a result of accidental death or injury.

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

Group medical insurance

Our group medical insurance consists of stop loss insurance and fully insured medical products.

Stop loss insurance. Our stop loss insurance coverage is written for employers that self-insure their employee medical benefits and covers the risk of higher-than-expected claims experience. Our coverage provides reimbursement for claims in excess of a predetermined level.

Fully insured medical. Our group medical coverage provides benefits for insured employees and their dependents for hospital, surgical and ancillary medical expenses. We offer, on a limited basis, several types of plans with a wide range of plan features, such as indemnity plans, which contain deductibles and co-insurance payments, and preferred provider organization plans, or PPO plans, which reduce deductibles and co-insurance payments for medical services provided by members of a preferred provider network of healthcare providers.

Individual voluntary products

We offer individual voluntary life and health insurance contracts through worksite marketing programs in which our representatives visit employer premises and make presentations to employees. Our individual health coverage consists primarily of short-term disability and hospital indemnity benefits. Short-term disability benefit periods generally range from nine months to two years while hospital indemnity benefits generally range from $30 to $300 per day. Although the policies are sold in connection with a benefit package offered to company employees, each policyholder receives an individual policy, and coverage can continue after termination of employment if the policyholder continues to make premium payments.

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

We have a data warehouse that is integrated with all our claims processing systems. The data warehouse contains at least eight years of experience for each product that helps us predict future experience by modeling the impact of changes in current rates against historic claims. Our automated underwriting quotation and renewal systems efficiently process low-risk cases and identify high-risk cases for further underwriter review. We also have developed proprietary automated underwriting techniques that enhance the speed and accuracy of, and reduce variations in, our underwriting decision-making.

Competition

We face significant competition in all our Protection segment operations. Our competitors include other large and highly rated insurance carriers. Some of these competitors have greater resources than we do, and many of them offer similar products and use similar distribution channels. We also face competition in our life, long-term care and group insurance product lines from independent sales intermediaries and our dedicated sales specialists. This competition is based primarily upon product pricing and features, compensation and benefits structure and support services offered. We continuously provide technology upgrades and enhanced training, and we seek to improve service for our independent sales intermediaries and dedicated sales specialists.

In our payment protection insurance business, we are one of the few payment protection insurance providers with operations across Europe. Our competitors are divided into two broad groups: the large pan-European payment protection providers and local competitors, consisting principally of smaller national insurance companies. We also compete with captive insurers, as our distributors increasingly consider the benefits of providing payment protection insurance directly to their customers.

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

We offer fixed and variable deferred annuities, in which assets accumulate until the contract is surrendered, the contractholder dies, the contractholder takes withdrawals or the contractholder begins receiving benefits under an annuity payout option. We also offer fixed and variable income annuities including ClearCourseSM for the employer sponsored 401(k) market, in which payments begin within one, three or ten years of issue and continue for a fixed period or for life. We believe our wide range of fixed annuity products has provided a stable source of asset growth during volatile equity and bond markets in recent years, and our variable annuity offerings continue to appeal to contractholders who wish to participate in returns linked to equity and bond markets with many desiring products with options that provide certain minimum guarantees. We also offer variable life insurance through our Retirement Income and Investments segment, because this product provides investment features that are similar to our variable annuity products.

In addition to our annuity and variable life insurance products, we offer a number of specialty products, including guaranteed investment contracts, or GICs, funding agreements (including those issued pursuant to our registered notes program) and structured settlements. We sell GICs to ERISA-qualified plans, such as pension and 401(k) plans, and we sell funding agreements to money market funds that are not ERISA qualified and to other institutional investors. Our structured settlements provide an alternative to a lump sum settlement, generally in a personal injury lawsuit, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled to be paid throughout a fixed period or for the life of the claimant. In addition, we offer private asset management services for affluent individual investors.

According to LIMRA International, sales of individual annuities were $217 billion in 2005. From June 2004 through December 2005, the Federal Reserve increased short-term rates from 1.0% to 4.25% while long-term interest rates remained relatively stable. This “flattening” of the yield curve resulted in a shift in demand to shorter duration instruments like bank certificates of deposits and money market funds and away from longer-duration products like annuities. Within the fixed annuity market, there was an increasing demand for products with an equity index component, such as equity-indexed annuities. We did not have a product with an equity index component in the market in 2005, but we have launched such a product in the first quarter of 2006. In variable annuities, we expect product demand to be primarily driven by product features and guarantees. Although volatility in the equity markets may cause some potential purchasers to refrain from purchasing products such as variable annuities and variable life insurance, many of today’s purchasers are seeking to remain invested in the equity markets and at the same time have guarantees to protect their income during their retirement years. We believe that moderately higher longer-term interest rates and greater public awareness about the need for lifetime retirement income protection will result in increased demand for annuities and other investment products that help consumers accumulate assets and provide reliable retirement income.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. During 2005, we introduced our ClearCourseSM product for the employer sponsored 401(k) market. ClearCourseSM is designed to be an option within a 401(k) plan and offers participants the ability to purchase guaranteed retirement income while maintaining liquidity and the opportunity for market upside. ClearCourseSM provides plan participants with the ability to access defined benefit-like features within a defined contribution environment. In October 2005 we also introduced a guaranteed minimum withdrawal benefit for the life product, Lifetime Income Plus, that was added to our Income Distribution Series products. This product filled a customer need within our Income Distribution Series for guaranteed income payments that the customer cannot outlive, along with the opportunity for appreciation, similar to our RetireReadySM Retirement Answer Variable Annuity (“Retirement Answer”) (formerly known as GE Retirement Answer), and added significant liquidity features. Our Income Distribution Series products are composed of our retirement income and annuity product and four variable annuity riders that provide similar income features.

As an enhancement to our spread institutional business, we initiated a $5 billion registered notes program secured by funding agreements in our subsidiaries. This program became effective in December 2005 and provides us the ability to issue fixed or floating rate offerings with maturities ranging from 9 months to 30 years. Our initial issuance through this program was a five-year, $300 million floating rate funding agreement, which was funded during December 2005.

We offer our annuities and other investment products primarily through financial institutions and specialized brokers, as well as independent accountants and independent advisers associated with our captive broker/dealer. We provide extensive training and support to our distributors through a wholesaling sales force that specializes in retirement income needs.

The following table sets forth financial information regarding our Retirement Income and Investments segment as of the dates or for the periods indicated. Additional selected financial information and operating performance metrics regarding our Retirement Income and Investments segment as of or for the years ended December 31, 2005, 2004 and 2003 are included under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations Retirement Income and Investments.”

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Revenues
Spread-based retail products	$2,224	$2,712	$3,122
Spread-based institutional products	442	332	346
Fee-based products	246	317	335

Total revenues	$2,912	$3,361	$3,803

Segment net earnings
Spread-based retail products	$151	$79	$109
Spread-based institutional products	37	30	29
Fee-based products	59	44	13

Total segment net earnings	$247	$153	$151

Total segment assets	$58,281	$56,610	$55,614

Products

Spread-based retail products

Fixed annuities

We offer fixed single premium deferred annuities, or SPDAs, which provide for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, we credit the account value of the annuity with interest earned at an interest rate, called the crediting rate. The crediting rate is guaranteed generally for one year but may be guaranteed for up to seven years, at the contractholders’ option, and thereafter is subject to annual changes at our discretion, based upon competitive factors, prevailing market rates and product profitability. Each contract also has a minimum guaranteed crediting rate. Our fixed annuity contracts are funded by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for 5 to 10 years. After the period specified in the annuity contract, the contractholder may elect to take the proceeds of the annuity as a single payment or over time.

Our fixed annuity contracts permit the contractholder at any time during the accumulation period to withdraw all or part of the premiums paid, plus the amount credited to his account, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 9.0% of the account value, starting in the year of deposit and decreasing to zero over a 5- to 9-year period. The contractholder also may withdraw annually up to 10% of the account value without any contractual penalty. Approximately $11.9 billion, or 77% of the total account value of our fixed annuities as of December 31, 2005, were subject to surrender charges.

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

Fixed immediate annuities

In exchange for a single premium, fixed immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime, or the greater of the two periods. Income can be paid monthly, quarterly, semi-annually or annually and generally begins within one year of receipt of the premium. Fixed immediate annuities also include annuitizations chosen as a settlement option for an existing deferred annuity contract.

Our fixed immediate annuities differ from deferred annuities in that they provide for contractually guaranteed payments that begin within one year of issue. Fixed immediate annuities do not provide for surrender or policy loans by the contractholder, and therefore they provide us with the opportunity to match closely the underlying investment of the deposit received to the cash benefits to be paid under a policy and provide for an anticipated margin for expenses and profit, subject to credit, reinvestment and, in some cases, mortality risk.

The two most common types of fixed immediate annuities are the life-contingent annuity, which makes payments for the life of a contractholder, and the joint and survivor annuity, which continues to make payments to a second contractholder, such as a spouse, after the death of the contractholder. We also offer period certain annuities, which generally make payments for a minimum period from 5 to 30 years even if the contractholder dies within the term certain period. Fixed immediate annuities typically are sold to contractholders approaching retirement. We anticipate higher sales of fixed immediate annuities with the demographic shift toward more people reaching retirement age and focusing on their need for dependable retirement income.

Structured settlements

Structured settlement contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or workers compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant with a guaranteed minimum period of payments. Structured settlement contracts also may provide for irregularly scheduled payments to coincide with anticipated medical or other claimant needs. These settlements offer tax-advantaged, long-range financial security to the injured party and facilitate claim settlement for the property and casualty insurance carrier. Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract.

Prior to the completion of the IPO, we ceded all of our in-force structured settlements business to Union Fidelity Life Insurance Company (“UFLIC”). We continue to write structured settlements selectively when we believe we will be able to achieve our targeted returns, capitalizing on our experience and relationships in this product.

Spread-based institutional products

We offer GICs and funding agreements (including those issued pursuant to our registered notes program) which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. GICs are purchased by ERISA qualified plans, including pension and 401(k) plans. Funding agreements are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors including Genworth Global Funding Trust as part of our registered notes program.

Substantially all our GICs allow for the payment of benefits at contract value (on a pro-rata basis as to plan participants) to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index. To hedge our exposure to fluctuations in interest rates, we invest the proceeds backing floating-rate funding agreements in floating-rate assets. Some of our funding agreements are purchased by money market funds, bank common trust funds and other short-term investors. These funding agreements typically are renewed annually, and generally contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90-180 days. As of December 31, 2005, we had an aggregate of $2.7 billion of floating-rate funding agreements outstanding, compared to $2.8 billion as of December 31, 2004. Of the $2.7 billion aggregate amount outstanding as of December 31, 2005, $1.0 billion had put option features, including $558 million with put option features of 90 days and the remaining $450 million with put option features of 180 days.

We also issue funding agreements to trust accounts to back medium-term notes purchased by investors. These contracts typically are issued for terms of one to seven years. As of December 31, 2005, we had an aggregate of $3.9 billion of these funding agreements, compared to $3.4 billion as of December 31, 2004. Of the $3.9 billion of these funding agreements outstanding as of December 31, 2005, $0.4 billion permitted early termination provisions upon twelve months notice and $0.7 billion permit early termination upon twenty-one months’ notice. The remainder of these funding agreements did not permit early termination.

Fee-based products

Variable annuities

We offer variable annuities that allow the contractholder to make payments into a separate account that is divided into subaccounts that invest in underlying mutual funds. The contractholder also has an option to make allocations to a guaranteed interest-rate account that is a part of our general account. All allocations are determined by the contractholder. Like a deferred fixed annuity, a deferred variable annuity has an accumulation period and a payout period. The main difference between our fixed annuity products and our variable annuity products is that the variable annuities allow the contractholder to allocate all or a portion of his account value to separate accounts that invest in investment accounts that are distinct from our general account. Assets allocated to each separate account have subaccounts that track the performance of selected mutual funds. There is no guaranteed minimum rate of return in these subaccounts, and the contractholder bears the entire risk associated with the performance of these subaccounts. Some of our variable annuities also permit the contractholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums.

Similar to our fixed annuities, our variable annuity contracts permit the contractholder to withdraw all or part of the premiums paid, plus the amount credited to his account, subject to contract terms such as surrender charges. The cash surrender value of a variable annuity contract depends upon the value of the assets that have been allocated to the contract, how long those assets have been in the contract and the investment performance of the subaccounts that invest in the mutual funds to which the contractholder has allocated assets.

Variable annuities provide us with fee-based revenue in the form of expense charges and, in some cases, mortality charges. The fees equal a percentage of the contractholder’s assets in the separate account and typically range from 1.45% to 1.70% per annum. We also receive fees charged on assets allocated to our separate account to cover administrative costs and, in some cases, a distribution fee from the underlying mutual funds in which assets are invested.

Our variable annuity contracts provide a basic guaranteed minimum death benefit, or GMDB, which provides a minimum account value to be paid upon the annuitant’s death. Contractholders also have the option to purchase through riders, at an additional charge, enhanced death benefits. Assuming every annuitant died on December 31, 2005, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $2.1 billion and a related death benefit exposure of $8 million net amount at risk. In 2003, we raised prices of, and reduced certain benefits under, our newly issued GMDBs. We continue to evaluate our pricing, hedging and reinsurance of GMDB features and intend to change prices as appropriate. In addition, in 2004, we introduced a variable annuity product with a guaranteed minimum withdrawal benefit, or GMWB. This product provides a guaranteed annual withdrawal of a fixed portion of the initial deposit over a fixed period of time, but requires a balanced asset allocation of the contractholder’s separate account deposit. In 2005, we expanded our GMWB lineup by offering a guaranteed minimum withdrawal benefit for the life of the contractholder while maintaining our requirement for a balanced assets allocation of the contractholder’s separate account deposit. GMWB for life is a component of our Income Distribution Series of variable annuity products and riders.

With some employers moving away from traditional defined benefit pension plans to 401(k) plans, in October 2005 we responded by introducing ClearCourseSM, a group variable annuity product. The ClearCourseSM product is designed to represent an investment option within a company’s 401(k) retirement plan. It offers participants the ability to build guaranteed retirement income while maintaining liquidity and growth potential. ClearCourseSM provides participants with the ability to access defined benefit-like features within a defined contribution environment. The product is distributed via direct salespeople and through third-party benefits administrators.

We continually review potential new variable annuity products and pursue only those where we believe we can achieve targeted returns in light of the risks involved. Unlike several of our competitors, we have not offered variable annuity products with traditional guaranteed minimum income benefits, or GMIBs, or with guaranteed minimum accumulation benefits, or GMABs. Traditional GMIB products guarantee an annuitization value for guaranteed income payments equal to the premium accumulated at a specified minimum appreciation rate for a defined period of time, after which annuity payments commence. GMAB products guarantee a customer’s account value will be no less than the original investment at the end of a specified accumulation period, plus a specified interest rate.

Although we do not offer traditional GMIBs or GMABs, we have been able to capitalize on the demand for products with guarantees with our Retirement Answer product. Retirement Answer is a variable deferred annuity that has a minimum 10-year scheduled deposit period for customers who desire guaranteed minimum income streams at the end of an accumulation period. The income stream may exceed the guaranteed minimum based upon the performance of the subaccount investing in the mutual fund underlying the separate accounts. As of December 31, 2005, we had $1.56 billion of lump-sum deposits, collected scheduled periodic deposits, and future scheduled periodic deposits for this product. Based on key product design features, some of which have patents pending, we believe Retirement Answer allows us to provide our customers with a guaranteed income annuity product that mitigates a number of the risks that accompany traditional guaranteed minimum income benefits offered by many of our competitors.

Retirement Answer is a component of our Income Distribution Series of variable annuity products and riders. The Income Distribution Series also includes Guaranteed Income Advantage, or GIA, and Principal Protection Advantage, or PPA. GIA is a rider to several of our variable annuity products that provides retirement benefits similar to Retirement Answer which requires contractholders to allocate assets to a specific investment option to obtain the minimum guarantee. PPA requires investment in available balanced funds and/or an approved asset allocation strategy. The Retirement Answer and the GIA require a minimum ten-year accumulation period, and the PPA, which is designed for purchasers nearing retirement, requires only a three-year accumulation period before annuitization.

Prior to the completion of the IPO, we ceded our in-force variable annuities business, excluding the Retirement Answer product and a small block of contracts in run-off, to UFLIC.

Variable life insurance

We offer variable life insurance products that provide insurance coverage through a policy that gives the policyholder flexibility in investment choices and, in some products, in premium payments and coverage amounts. Our variable life products allow the policyholder to allocate all or a portion of his premiums to separate subaccounts that invest in investment accounts that are distinct from our general account. Assets allocated to each separate subaccount track the performance of selected mutual funds. There is no guaranteed minimum rate of return in these subaccounts, and the policyholder bears the entire investment risk associated with the performance of the subaccounts. Some of our variable life insurance products also permit the policyholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities.

Similar to our variable annuity products, we collect specified mortality and expense charges, fees charged on assets allocated to the separate subaccount to cover administrative services and costs, and a portion of the management fees from the various underlying mutual funds in which the assets are invested. We collect the cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

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

Separately managed accounts are individually managed client portfolios that we structure based on the client’s needs and investment objectives, with securities recommended by multiple institutional investment advisors according to defined investment strategies. Our clients directly own the securities in their individual portfolios, and we continuously monitor and evaluate each investment advisor and the investment performance in each portfolio. We also offer advisory services to help clients invest in a variety of mutual funds and other securities. By working in cooperation with our clients’ financial advisers, we seek to achieve each client’s investment objectives by selecting the appropriate mutual funds.

Our asset management services generally require minimum investments of $50,000. As of December 31, 2005, we managed more than $5.2 billion for more than 19,000 accounts.

Our retail broker/dealers have approximately 2,400 affiliated financial professionals, who sell annuity and insurance products, including our proprietary products, as well as third-party mutual funds and other investment products. In connection with these sales, we receive commission and fee income from purchasers, and we pay a portion of the commissions and fees to financial professionals.

Prior to the completion of the IPO, we offered a broad range of institutional asset management services to third parties. GE Asset Management Incorporated, or GEAM, provided the portfolio management services for this business, and we provided marketing, sales and support services. We did not acquire the institutional asset management services business from GE Financial Assurance Holdings, Inc., or GEFAHI, but we will continue to provide services to GEAM and GEFAHI related to this asset management business, including client introduction services, asset retention services and compliance support. GEFAHI has agreed to pay us a fee of up to $10 million per year for four years to provide these services. The fee will be determined based upon the level of third-party assets under the management of GEAM over the four-year term. Unless renewed, this agreement will expire on December 31, 2007.

As of January 1, 2004, we entered into three agreements with affiliates of GE to manage a pool of municipal guaranteed investment contracts issued by those affiliates. Pursuant to these agreements, we have agreed to originate GIC liabilities and advise the GE affiliates regarding the investment, administration and management of their assets that support those liabilities. Under two of those agreements, we receive an administration fee of 0.165% per annum of the maximum program size for those GE affiliates, which is $15 billion. The agreements also provide for termination fees in the event of early termination at the option of either affiliate. Under a third agreement with another affiliate, we receive a management fee of 0.10% per annum of the book value of the investment contracts or similar securities issued by this affiliate after January 1, 2003, which was $1.9 billion as of December 31, 2005. The fee we receive on the contracts issued by that affiliate before January 1, 2003 is based upon a pricing arrangement that varies depending upon the maturities of those contracts and that affiliate’s cost of capital. The book value of the contracts issued before January 1, 2003 was $0.9 billion as of December 31, 2005 and is expected to generate a weighted average fee of approximately 0.35% in 2006. We also will receive reimbursement of our operating expenses under each of these agreements. The initial term of each of the three agreements will expire December 31, 2006, and unless terminated at the option of either party, each agreement will automatically renew on January 1 of each year for successive terms of one year.

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

Mortgage Insurance

Overview

Through our Mortgage Insurance segment, we offer mortgage insurance in the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan. We also are exploring opportunities in Europe, Latin America and Asia.

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

We have been providing mortgage insurance products and services in the U.S. since 1981 and now operate in all 50 states in the U.S. and the District of Columbia. According to Inside Mortgage Finance, in 2005, we were the fifth-largest provider of mortgage insurance in the U.S., based on flow new insurance written. We expanded our operations internationally throughout the 1990s and today we believe we are the largest provider of mortgage insurance outside the U.S. In 2005, we were the leading provider in Australia based upon flow new insurance written and primary insurance in-force, and one of two major insurers in Canada. We are a leading private mortgage insurance provider in Europe, based upon flow new insurance written, and have a growing presence in the developing private mortgage insurance markets in Mexico and Japan. In addition to private mortgage insurance, we provide lenders with various underwriting and other products and services related to home mortgage lending.

The following table sets forth selected financial information regarding our U.S. and international mortgage insurance business, as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our Mortgage Insurance segment as of or for the years ended December 31, 2005, 2004 and 2003 are included under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Total revenues
U.S. mortgage insurance	$603	$609	$665
International mortgage insurance	611	481	317

Total revenues	$1,214	$1,090	$982

Segment net earnings
U.S. mortgage insurance	$238	$224	$225
International mortgage insurance	269	202	144

Total segment net earnings	$507	$426	$369

Total segment assets	$7,118	$6,428	$6,110

U.S. mortgage insurance

Overview

The U.S. private mortgage insurance industry is defined in large part by the requirements and practices of Fannie Mae, Freddie Mac and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. For the first nine months of 2005, Fannie Mae and Freddie Mac purchased approximately 28.1% of all the mortgage loans originated in the U.S., as compared to 36.1% for 2004, according to statistics published by Inside the GSEs. We believe the significant reduction in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has reduced the market size for flow private mortgage insurance. Mortgages guaranteed by Fannie Mae or Freddie Mac totaled more than $3.56 trillion as of December 31, 2005, or approximately 39% of the total outstanding mortgage debt in the U.S. In connection with these activities, Fannie Mae and Freddie Mac also have established mortgage loan origination, documentation, servicing and selling requirements and standards for the loans they purchase. In addition, Fannie Mae’s and Freddie Mac’s current eligibility requirements provide that they will accept private mortgage insurance only from insurers that maintain financial strength ratings of at least “AA-” by S&P and “Aa3” by Moody’s. Fannie Mae and Freddie Mac are “government sponsored enterprises,” and we refer to them as the “GSEs.”

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum. The maximum single-family principal balance loan limit eligible for purchase by the GSEs is called the “conforming loan limit.” It is currently $417,000 and subject to annual adjustment. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage which is in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2005.

The majority of our U.S. mortgage insurance policies provide default loss protection on a portion (typically 10%-40%) of the balance of an individual mortgage loan. Most of our primary mortgage insurance policies are “flow” insurance policies, which cover individual loans at the time the loan is originated. We also enter into “bulk” transactions with lenders and investors in selected instances, under which we insure a portfolio of loans for a negotiated price. Bulk insurance constituted less than 2% of our new risk written for each of the years ended December 2005, 2004 and 2003.

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

For a 30-year fixed-rate mortgage, the most common mortgage product in the U.S., the GSEs generally require coverage percentages of 35% for loan-to-value ratios, determined at loan origination, of greater than 95.00%, 30% for loan-to-value ratios of 90.01%-95.00%, 25% for loan-to-value ratios of 85.01%-90.00% and 12% for loan-to-value ratios of 80.01%-85.00%. However, the GSEs may alter their coverage requirements and propose different product structures, and we also offer a range of other mortgage insurance products that provide greater or lesser coverage amounts.

The borrower’s mortgage loan instrument generally requires the borrower to pay the mortgage insurance premium. In other cases, no insurance requirement is imposed upon the borrower, in which case the lender pays the premium and recovers those payments through the interest rate charged on the mortgage. Our mortgage insurance premiums for flow insurance typically are paid monthly, with more than 97% of flow new insurance written during each of the last three years paid monthly, but premiums also may be paid annually or in a single, lump-sum payment.

We are not permitted to terminate our mortgage insurance coverage in-force, except for non-payment of premium or material breach of policy conditions. The insurance remains renewable at the option of the policyholder, usually at the renewal rate fixed when the loan was initially insured. As a result, we are not able to raise prices on existing policies to respond to unanticipated default patterns. In addition, our policyholders may cancel their insurance at any time at their option, including when a mortgage is repaid, which may be accelerated by mortgage refinancings in times of falling interest rates. Cancellations are primarily driven by the prevailing interest rate environment, home price appreciation trends and the cancellation policies of the GSEs and other investors.

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

The level of new mortgage originations in the U.S. was $3,120 billion and $2,920 billion for the years ended December 31, 2005 and December 31, 2004, respectively. This compares to $3,945 billion of new mortgage originations for the year ended December 31, 2003. We believe the decrease in mortgage originations since 2003 was principally driven by two factors. First, increasing interest rates in 2004 and 2005 made refinancing of existing mortgages less attractive to consumers than in prior years. Second, with historically low interest rates in 2002 and 2003, many mortgages for which refinancing would otherwise have been economically attractive were already refinanced. As a result, our U.S. flow persistency increased from 46% for the year ended December 31, 2003 to 65% for each of the years ended December 31, 2004 and 2005. Continued interest rate increases may have a favorable impact on persistency and could have an adverse impact on new mortgage originations. If home price appreciation slows, policy cancellations may decline, which would positively affect our U.S. flow persistency rate.

We continue to develop innovative mortgage insurance products that are designed to attract first-time home buyers and expand the scope of the traditional mortgage insurance market. For example, we have launched our HomeOpeners® products: MonthlyPlus, PaymentPlus and LenderPlus. Our MonthlyPlus product combines a mortgage insurance policy with involuntary unemployment coverage on mortgage payments for a specified period of time in the event of involuntary job loss or accidental death. Our PaymentPlus and LenderPlus products are designed to compete with simultaneous second mortgages, as described below under “—Competition—Mortgage lenders and other investors.”

Bulk insurance

Under our primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the insured portfolio are insured to specified levels of coverage, and there is an aggregate loss limit applicable to all of the insured loans. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction, and we negotiate the premium directly with the securitizer or other owner of the loans. Most of our bulk insurance business through 2005 has related to loans financed by lenders who participate in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). In addition to the FHLB business, we also participate in Alt A programs with Fannie Mae and Freddie Mac where we believe we will be able to achieve our target returns. Premiums for bulk transactions generally are paid monthly by lenders or investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio.

The loans we insure in bulk transactions typically consist of prime credit-quality loans with loan-to-value ratios of 50% to 95%. We generally have avoided the sub-prime segments of the market, because we believe market pricing for mortgage insurance on sub-prime bulk transactions has not been adequate and we have had concerns regarding the volatility of this segment. However, we may consider insuring such loans where we believe we will be able to achieve our target returns. Loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have primary mortgage insurance on a flow basis, written either by us or another private mortgage insurer. Our mortgage insurance coverage levels in bulk transactions typically range from 10% to 40%.

Pool insurance

In addition to our flow and bulk primary mortgage insurance, we previously have written mortgage insurance on a pool basis. Pool insurance generally is used as an additional credit enhancement for secondary market mortgage transactions. We ceased writing pool insurance in 1993 because of relatively high losses on pool policies, resulting primarily from inadequate pricing, loss severity and risk concentration in certain parts of the country. However in 2005, we began writing pool insurance for state housing finance agencies where we believe we will be able to achieve our target returns.

Our pool insurance in-force, which relates primarily to policies written between 1990 and 1993, generally covers the loss on a defaulted mortgage loan that exceeds either the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit. Mortgage loans we insured in pool insurance with loan-to-value ratios above 80% typically are covered by flow mortgage insurance, written either by us or another private mortgage insurer.

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

New risk written by our contract underwriters represented 24% of our new risk written for the year ended December 31, 2005, compared to 24% and 23% for the years ended December 31, 2004 and 2003, respectively.

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

The following table sets forth selected financial information regarding our captive reinsurance arrangements, as of or for the periods indicated:

	As of or for the years ended December 31,
	2005	2004	2003
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	65%	66%	64%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	24%	24%	23%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	61%	70%	75%

Customers

Our principal mortgage insurance customers are originators of residential mortgage loans, such as mortgage banks, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders, who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. To obtain primary insurance written on a flow basis, a mortgage lender must first apply for and receive from us a mortgage guaranty master policy. In recent years, there has been significant consolidation among the largest lenders, which now underwrite a substantial portion of all the mortgages written in the U.S. Our top ten lenders accounted for an aggregate of 36% of our flow new insurance written for the year ended December 31, 2005.

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

The majority of mortgage loans we insure today are underwritten using Fannie Mae’s and Freddie Mac’s automated underwriting systems, or AUS, which lenders have widely adopted due to the GSEs’ requirements and the efficiencies that AUS provide. We have evaluated loans approved by Fannie Mae’s and Freddie Mac’s AUS and, like other mortgage insurers, we generally have agreed to insure loans approved by these systems. Under the delegated underwriting program, lenders may use their own AUS provided we have reviewed and approved their system. AUS have automated many of the underwriting steps that were previously performed by underwriters on a manual basis and use sophisticated mortgage scoring methodologies to evaluate borrower default risk. Although we review AUS before allowing their use under our delegated program, under which lenders have the responsibility to determine whether the loans comply with our approved underwriting guidelines, a potential risk to us of using AUS is factors we might otherwise evaluate in making an underwriting decision are not considered if not required by AUS.

Loans insured under our delegated underwriting program accounted for approximately 60% of our total risk in-force as of December 31, 2005, compared to 59% as of December 31, 2004 and 2003. The percentage of new risk written by delegated underwriters was 61% for the year ended December 31, 2005, compared to 58% and 62% for the years ended December 31, 2004 and 2003, respectively.

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

For a certain number of our products, our premium rates do vary based on the location of the borrower’s credit score within a range of credit scores. In accordance with industry practice, we use the “FICO” score as one indicator of a borrower’s credit quality. Fair Isaac and Company, or “FICO,” developed the “FICO” credit scoring model to calculate a FICO score based upon a borrower’s credit history. The higher the credit score, the lower the likelihood that a borrower will default on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. Some of our products require a minimum FICO score and/or have rates based on FICO scores. As of December 31, 2005, on a risk in-force basis, approximately 92% of our flow insurance loans had FICO credit scores of at least 620, approximately 6% had FICO credit scores between 575 and 619, and approximately 2% had FICO scores of 574 or less.

As of December 31, 2005, on a risk in-force basis, approximately 96% of our bulk insurance loans had FICO credit scores of at least 620, approximately 2% had FICO credit scores between 575 and 619, and approximately 2% had FICO scores of 574 or less. The majority of loans we currently insure in bulk transactions meet the conforming loan limit and have FICO credit scores of at least 620. After 2001, we significantly reduced writing insurance of loans in bulk transactions that included non-conforming and lesser-quality loans, such as “A minus” loans and “sub-prime” loans, because we believe market pricing was inadequate to compensate us for the risk.

We also provide mortgage insurance for “Alt A” loans, which are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets. For an Alt A loan, the borrower’s credit strength and history and the appraised value of the property are carefully reviewed. We also impose limitations on Alt A loans, including limitations with respect to the purpose of the loan and the type of property. Alt A loans represented 5.1%, 2.8% and 1.9% of our risk in-force as of December 31, 2005, 2004 and 2003, respectively.

We also provide insurance for loans with an initial “Interest Only” payment option. The Interest Only payment option allows the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time. We impose credit score, occupancy type and loan-to-value restrictions on these loans. Interest Only loans represented 3.3% of our U.S. risk in-force as of December 31, 2005 and 1.0% or less as of December 31, 2004 and prior.

Loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2005	2004	2003
Primary risk-in-force lender concentration (by original applicant)	$21,738	$22,969	$25,805
Top 10 lenders	8,608	9,755	12,047
Top 20 lenders	10,983	11,938	14,392

Loan-to-value ratio
95.01% and above	$4,105	$3,601	$3,431
90.01% to 95.00%	8,362	9,450	10,759
80.01% to 90.00%	8,859	9,555	10,868
80.00% and below	412	363	747

Total	$21,738	$22,969	$25,805

Loan grade
Prime	$19,482	$20,704	$23,408
A minus and sub-prime	2,256	2,265	2,397

Total	$21,738	$22,969	$25,805

Loan type(1)
Fixed rate mortgage	$20,325	$21,492	$24,354
Adjustable rate mortgage	1,413	1,477	1,451

Total	$21,738	$22,969	$25,805

Type of documentation
Alt A	$1,104	$633	$503
Standard	20,634	22,336	25,302

Total	$21,738	$22,969	$25,805

Mortgage term
15 years and under	$737	$1,163	$1,489
More than 15 years	21,001	21,806	24,316

Total	$21,738	$22,969	$25,805

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.

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

The following table sets forth the number of loans insured, the number of loans in default and the default rate for our U.S. mortgage insurance portfolio:

	December 31,
	2005	2004	2003
Primary Insurance
Insured loans in-force	744,970	830,688	950,157
Loans in default	27,391	28,467	32,207
Percentage of loans in default (default rate)	3.7%	3.4%	3.4%
Flow loans in-force	643,954	719,533	839,891
Flow loans in default	26,163	26,737	29,787
Percentage of flow loans in default (default rate)	4.1%	3.7%	3.5%
Bulk loans in-force	101,016	111,155	110,266
Bulk loans in default	1,228	1,730	2,420
Percentage of bulk loans in default (default rate)	1.2%	1.6%	2.2%
A minus and sub-prime loans in-force	67,514	69,817	75,584
A minus and sub-prime loans in default	7,072	7,068	6,881
Percentage of A minus and sub-prime loans in default (default rate)	10.5%	10.1%	9.1%
Pool Insurance
Insured loans in-force	19,524	25,303	37,702
Loans in default	597	777	855
Percentage of loans in default (default rate)	3.1%	3.1%	2.3%

Primary insurance default rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary default rates for the various regions of the U.S. and the ten largest states by our risk in-force as of December 31, 2005. Default rates are shown by region based upon location of the underlying property, rather than the location of the lender. We believe that increases in the 2005 default rates for the South Central and Southeast regions reflect increased delinquencies associated with Hurricanes Katrina and Rita. However, this did not have a material impact to our 2005 results of operations.

	Percent of primary risk in- force as of December 31, 2005	Default rate December 31,
		2005	2004	2003
U.S. Regions
Southeast(1)	25%	4.03%	3.87%	3.59%
South Central(2)	17	4.91%	3.82%	3.65%
Northeast(3)	14	3.66%	3.79%	3.88%
North Central(4)	12	2.84%	2.80%	2.71%
Great Lakes(5)	9	4.96%	4.61%	4.33%
Pacific(6)	9	1.79%	2.11%	2.54%
Plains(7)	6	2.60%	2.57%	2.54%
Mid-Atlantic(8)	4	2.52%	2.85%	2.94%
New England(9)	4	2.56%	2.46%	2.79%

Total	100%	3.68%	3.43%	3.38%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Indiana, Kentucky, Michigan and Ohio.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in- force as of December 31, 2005	Default Rate December 31,
		2005	2004	2003
Florida	8.92%	2.43%	2.80%	2.75%
Texas	7.14%	5.09%	4.70%	4.15%
New York	6.26%	2.87%	3.06%	3.47%
Illinois	5.44%	3.16%	3.26%	3.23%
Georgia	4.23%	4.51%	4.92%	4.68%
North Carolina	4.05%	4.51%	4.33%	4.12%
Pennsylvania	3.85%	4.83%	4.79%	4.38%
Ohio	3.66%	5.40%	5.13%	4.64%
New Jersey	3.47%	3.36%	3.52%	3.89%
California	3.27%	1.14%	1.39%	1.91%

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period from January 1, 1998 through December 31, 2002 represented 18% of our primary insurance in-force as of December 31, 2005. This portion of our loan portfolio is in its expected peak claim period with respect to traditional primary loans. We believe our “A minus” and “sub-prime” loans will have earlier incidences of default than our prime loans. “A minus” loans represented 4.8% and 4.4% of our primary risk in-force as of December 31, 2005 and 2004, respectively, and “sub-prime” loans represented 5.6% and 5.5% of our primary risk in-force as of December 31, 2005 and 2004, respectively.

The following table sets forth the dispersion of our primary insurance in-force and risk in-force as of December 31, 2005, by year of policy origination and average annual mortgage interest rate since we began operations in 1981:

(Dollar amounts in millions)	Average rate	Primary insurance in-force	Percent of total	Primary risk in- force	Percent of total
Policy Year
1996 and Prior	8.18%	$3,086	3.08%	$739	3.40%
1997	7.83%	543	0.54	147	0.67
1998	7.12%	1,496	1.49	383	1.76
1999	7.24%	1,727	1.72	430	1.98
2000	8.15%	1,046	1.04	258	1.19
2001	7.38%	3,982	3.98	964	4.43
2002	6.54%	9,713	9.69	2,314	10.65
2003	5.62%	34,681	34.60	6,234	28.68
2004	5.80%	19,411	19.37	4,286	19.72
2005	5.97%	24,545	24.49	5,983	27.52

Total portfolio	6.19%	$100,230	100.00%	$21,738	100.00%

Primary mortgage insurance claims paid, including loss adjustment expenses, or LAE, for the year ended December 31, 2005 were $145 million, compared to $146 million and $117 million for the years ended December 31, 2004 and 2003, respectively. Pool insurance claims paid were $1 million for each of the years ended December 31, 2005, 2004 and 2003.

The frequency of defaults may not correlate directly with the number of claims received because the rate at which defaults are cured is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends upon the borrower’s equity at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When we receive notice of a default, we use a proprietary model to determine whether a delinquent loan is a candidate for work out. When the model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale, and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

Our policies require the insured to file a claim with us, specifying the claim amount (unpaid principal, interest and expenses), no later than 60 days after it has acquired title to the underlying property, usually through foreclosure. The claim amount is subject to our review and possible adjustment. Depending upon the applicable state foreclosure law, an average of approximately 18 months elapse from the date of default to the filing of a claim on an uncured default. Our master policies exclude coverage where there is physical damage whether caused by fire, earthquake or other catastrophe, unless the property is restored to its condition at the time the insurance was placed, with reasonable wear and tear excepted.

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

For the year ended December 31, 2005, we settled approximately 50% of the primary insurance claims processed for payment on the basis of a pre-arranged sale.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current aggregate risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 95%, 94% and 93% for the years 2005, 2004 and 2003, respectively.

Competition

We compete primarily with U.S. and state government agencies, other private mortgage insurers, mortgage lenders and other investors, the GSEs and, potentially, the Federal Home Loan Banks. We also compete, indirectly, with structured transactions in the capital markets and with other financial instruments designed to mitigate credit risk.

U.S. and state government agencies. We and other private mortgage insurers compete for flow business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. In the aggregate, the FHA and VA had a 23.5% market share in 2005 and a 32.8% market share in 2004, according to information published by Inside Mortgage Finance.

Loans insured by the FHA cannot exceed maximum principal amounts that are determined by a percentage of the conforming loan limit. For 2006, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is $362,790 and the maximum VA loan amount is $417,000. We and other private mortgage insurers are not limited as to maximum individual loan amounts we can insure.

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

We are developing mortgage insurance products that seek to enhance the appeal of private mortgage insurance in view of the increasing volume of simultaneous second loans. For example, in 2004, we launched our HomeOpeners® suite of products designed to compete more effectively with simultaneous second loans by offering consumers lower monthly payments, more deductible interest and involuntary job loss protection at no additional cost.

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

The GSEs—Fannie Mae, Freddie Mac and The Federal Home Loans Banks. As the predominant purchasers of conventional mortgage loans in the U.S., Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above under “—Primary mortgage insurance,” most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our mortgage insurance company is a qualified insurer with both GSEs. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry.

The GSEs are currently subject to oversight by the Department of Housing and Urban Development, or HUD. In November 2004, HUD announced new GSE mortgage purchase requirements, known as affordable housing goals. Under these goals, which became effective January 1, 2005, the minimum percent of all loans purchased by the GSEs that must support low- and moderate-income home buyers increases annually from 50% in 2004 to 56% in 2008, and the minimum percent of such loans that must be on properties in underserved areas increases annually from 36% in 2004 to 39% in 2008. The GSEs’ goals to expand purchases of affordable housing loans may increase the size of the mortgage insurance market. The GSEs also have expanded programs to include commitments to purchase certain volumes of loans with loan-to-value ratios greater than 95%.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs, and the GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained-participation mortgages as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards on low-down-payment mortgages they purchase.

In addition to the GSEs, the Federal Home Loan Banks, or FHLBs, purchase single-family conforming mortgage loans. Although not required to do so, the FHLBs currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80%.

International mortgage insurance

We have significant mortgage insurance operations in Australia and Canada, two of the largest markets for mortgage insurance products outside the U.S., as well as smaller operations in New Zealand and the developing markets in Europe, Mexico and Japan. The net premiums written in our international mortgage insurance business have increased by a compound annual growth rate of 32% for the three years ended December 31, 2005. Insurance in-force for our international mortgage insurance business contributed 71% of our total insurance in-force as of December 31, 2005 compared to 64% as of December 31, 2004 and 53% as of December 31, 2003. In addition, earnings from our international mortgage insurance business represented 53%, 47% and 39% of our mortgage insurance net earnings for the years ended December 31, 2005, 2004 and 2003, respectively, representing a compound annual growth rate of 37% from 2003 to 2005.

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

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, also may encourage further growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. For example, Basel II may reward a lender that transfers some risk of mortgage default to a third-party insurer by reducing the amount of capital that the lender must hold to back a mortgage. Basel II was finalized and issued in June 2004; however, its adoption by individual countries is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. Under proposed rules released by the Australian Prudential Regulation Authority (“APRA”) during 2005 in connection with the Basel II framework, certain approved deposit-taking institutions (“ADIs”) in Australia would be required to hold less capital on high loan-to-value mortgage loans and would also receive a capital incentive for using mortgage insurance, but at a reduced level when compared to current regulations in Australia. APRA has also proposed that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. We continue to work with APRA on this proposed rulemaking, which is expected to become effective January 1, 2008. If the final rules retain these provisions, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, which may have an adverse affect on our Australian business.

Certain markets in Europe, Latin America and Asia have strong demand for housing, but are underserved by the existing housing finance systems. As a result, we believe that mortgage insurance could enhance the overall scale, effectiveness and efficiency of these mortgage markets.

We expect lenders in these countries will seek to expand their consumer mortgage loan portfolios, while maintaining strong risk and capital management routines. With the expected implementation of the new Basel II standards, we believe we will be well positioned to assist lenders in these markets in meeting those goals and in complying with the anticipated complexity of the risk-based capital and operating standards.

Canada

We entered the Canadian mortgage insurance market in 1995 with our acquisition of certain assets and employees from the Mortgage Insurance Corporation of Canada, and we now operate in every province and territory. We are currently the only private mortgage insurer in the Canadian market, although other companies have recently applied for a license to sell mortgage insurance in Canada.

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

Customers

The nine largest mortgage originators in Canada, consisting of banks, trust companies, and credit unions, collectively provide more than 80% of the financing for Canada’s residential mortgage financing. The nine largest originators in each of the past three years provided us with 83%, 87% and 85% of our new insurance written for the years ended December 31, 2005, 2004 and 2003, respectively. Other market participants include regional banks, trust companies, and credit unions.

Competitors

Currently, the only other mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation, or CMHC, which is a Crown corporation owned by the Canadian government. Because CMHC is a government-owned entity, its mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high-quality customer service, quick decision-making on insurance applications, strong underwriting expertise and flexibility in terms of product development. In April 2005, the CMHC announced a 15% rate reduction for loans with a loan-to-value ratio exceeding 90%, which we have matched. Rate reductions or other actions taken by the CMHC to reduce rates or compete with us in other ways may cause our revenue in our Canadian mortgage insurance business to decline. In addition, as in other markets, we compete in Canada with alternative products and financial structures, such as credit default swaps, which are designed to transfer credit default risk on mortgage loans.

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

We provide LMI on a flow basis to two types of customers: banks, building societies and credit unions; and non-bank mortgage originators, called mortgage managers. Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. Under APRA requirements, effective January 1, 2006, reduced capital requirements apply to high loan-to-value residential mortgages only if they have been insured by a mortgage insurance company that is regulated by APRA or is subject to comparable regulation in its home jurisdiction and is otherwise acceptable to APRA. After October 1, 2004, “non-standard” loans with a loan-to-value ratio above 60% are entitled to a reduced capital requirement only if they meet strict requirements as established by APRA or are insured by a qualified LMI. APRA’s regulations currently require APRA-regulated lenders to determine the criteria for determining if a loan is a non-standard type loan. Our insurance subsidiary that serves the Australian and New Zealand markets has financial-strength ratings of “AA” (Very Strong) from S&P and Fitch and a rating of “Aa2” (Excellent) from Moody’s. The “AA” rating is the third-highest of S&P’s 20 ratings categories and the third-highest of Fitch’s 24 ratings categories. The “Aa2” rating is the third-highest of Moody’s 21 ratings categories.

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

Customers

The ten largest mortgage originators in Australia, consisting of banks and mortgage managers, collectively provide more than 80% of Australia’s and New Zealand’s residential mortgage financing. The ten largest originators in each of the past three years provided us with 67% of our new insurance written for the year ended December 31, 2005, and 78% for 2004 and 2003. Other market participants in Australian and New Zealand mortgage lending include regional banks, building societies and credit unions.

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

Europe

We began our European operations in the U.K., which is Europe’s largest market for mortgage loan originations. We expanded into six additional countries and we continue to explore opportunities in other European countries. Mortgage insurance originating in the U.K. accounted for approximately 42% of our European mortgage insurance in-force as of December 31, 2005 as compared to 54% as of December 31, 2004. This large concentration in the U.K. is attributable primarily to the fact that we have been operating in that country considerably longer than in any other European country. Our growth in other European countries has helped to diversify our risk.

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

Customers

As a result of our strategy to expand organically into new markets in Europe with attractive growth potential, we have diversified our risk among seven countries, thereby reducing our historical concentration in the U.K. Our portfolio of international mortgage insurance in-force in Europe is concentrated in the countries where we have been active for the longest period of time and with customers with whom we have been doing business for the longest period of time. We expect this concentration to diminish over time. Our customers are primarily banks and mortgage investors, and our largest customer in Europe represented 26% of our new insurance written for the year ended December 31, 2005.

Competitors

Our European business faces competition from both traditional mortgage insurance companies as well as providers of alternative credit enhancement products. Our competitors are both public and private entities. Public mortgage guarantee facilities exist in a number of countries, which may compete with our products. We also face competition from some of our U.S. private mortgage competitors as well as multi-line insurers primarily in the U.K. and the Republic of Ireland.

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

Loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2005	2004	2003
Loan-to-value ratio
95.01% and above	$1,448	$515	$132
90.01% to 95.00%	19,337	14,707	11,549
80.01% to 90.00%	28,679	23,841	15,762
80.00% and below	29,539	22,944	15,926

Total	$79,003	$62,007	$43,369

Loan type(1)
Fixed rate mortgage	$59	$—	$—
Adjustable rate mortgage	78,944	62,007	43,369

Total	$79,003	$62,007	$43,369

Mortgage term
15 years and under	$32,041	$26,138	$17,486
More than 15 years	46,962	35,869	25,883

Total	$79,003	$62,007	$43,369

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. The table above presents effective risk in-force, which recognizes the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. As of December 31, 2005, this factor was 35%.

Loans in default and claims

The claim process in our international mortgage insurance business is similar to the process we follow in our U.S. mortgage insurance business. See “—Mortgage Insurance—U.S. mortgage insurance—Loans in default and claims.” The following table sets forth the number of loans insured, the number of loans in default and the default rate for our international mortgage insurance portfolio:

	December 31,
	2005	2004	2003
Primary insurance
Insured loans in-force	1,910,964	1,591,485	1,282,731
Loans in default	7,091	5,304	4,926
Percentage of loans in default (default rate)	0.4%	0.3%	0.4%
Flow loans in-force	1,627,587	1,346,035	1,044,131
Flow loans in default	6,866	5,084	4,679
Percentage of flow loans in default (default rate)	0.4%	0.4%	0.5%
Portfolio credit enhancement loans in-force	283,377	245,450	238,600
Portfolio credit enhancement loans in default	225	220	247
Percentage of portfolio credit enhancement loans in default (default rate)	0.1%	0.1%	0.1%

Corporate and Other

Our Corporate and Other segment consists of net realized investment gains (losses), and unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), interest, and other financing expenses that are incurred at our holding company level. This segment also includes the results of our subsidiaries Viking Insurance Company LTD. (“Viking”), GE Seguros (“Seguros”) and other small, non-core businesses that are managed outside our operating segments. Beginning in 2006, Seguros will be managed within our Protection segment as part of the payment protection business.

Viking is a Bermuda-based reinsurer primarily of leased equipment insurance and consumer credit insurance underwritten by American Bankers Insurance Company, or ABIC. GE Commercial Finance, formerly known as Vendor Financial Services, purchased property and casualty insurance from ABIC on behalf of certain of its lessees to cover leased equipment. ABIC then reinsured those policies with Viking. GE Consumer Finance, formerly Card Services, develops and markets credit insurance through credit card issuers, retailers and banks. These credit insurance policies also are underwritten by ABIC and then reinsured with Viking.

GE Commercial Finance ceased purchasing new insurance coverage on behalf of lessees through ABIC, as of March 1, 2004, and GE Consumer Finance intends to phase out marketing credit insurance over the next several years. GE Capital has agreed to take all commercially reasonable efforts to maintain the relevant existing insurance and reinsurance relationships, but we expect Viking’s reinsurance programs with GE Consumer Finance and GE Commercial Finance to decline steadily over the next several years and, ultimately, be discontinued. With respect to GE Consumer Finances’ credit insurance, GE Capital may decide to encourage a switch of existing coverages to another program. In that event, GE Capital has agreed to pay Viking an amount equal to the net underwriting income Viking is projected to receive as reinsurer from the date of discontinuation of any credit insurance program through December 31, 2008.

Viking also has an in-force block of reinsurance of U.S. and Canadian consumer auto warranties and property and casualty gap insurance that protects consumers from the risk of loss on any difference between the value of an automobile and any loans secured by it. We do not intend to enter into any new warranty of gap insurance reinsurance treaties, and the existing treaties are in run-off, with the remaining program expiring gradually through 2008.

Seguros, is a small Mexican-domiciled multi-line insurer. We acquired this business in 1995 and currently hold 99.6% of its outstanding shares. Seguros is licensed to sell property and casualty, life and health insurance in Mexico.

Seguros currently writes primarily motor vehicle coverage for personal and commercial domestic vehicles and personal coverage for tourist vehicles. It also writes a small amount of homeowners’, commercial property, transport and life insurance. Seguros distributes its products through independent agents in Mexico and, for the tourist auto business, it also distributes its products through agents located in key U.S. border locations. Seguros maintains agency relationships through its branch offices in major Mexican cities.

Viking and Seguros had aggregate net earnings of $28 million, $44 million, and $28 million for the years ended December 31, 2005, 2004 and 2003, respectively.

International Operations

Information regarding our U.S. and international operations is presented in note 21 to the financial statements under “Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Distribution

We distribute our products through an extensive and diversified distribution network, including independent sales intermediaries, brokerage general agencies, financial intermediaries and independent producers and dedicated sales specialists. We believe access to a variety of distribution channels enables us to respond effectively to changing consumer needs and distribution trends. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the strength and breadth of our product offerings, our customer service to the intermediary, the time it takes to process an application, the strength of our brand, our perceived stability and our financial strength ratings, the marketing and services we provide to them and the strength of the relationships we maintain with individuals at those firms. We have strategically positioned our multi-channel distribution network to capture a broad share of the distributor and consumer markets and to accommodate different consumer preferences in how to purchase insurance and financial services products.

Protection and Retirement Income and Investments segments

Our Protection and Retirement Income and Investments segments both distribute their products through the following channels:

•	financial intermediaries, including banks, securities brokerage firms, and independent broker/dealers;

•	independent producers, including brokerage general agencies, or BGAs, affluent market producer groups and specialized brokers, and insurance marketing organizations or IMO’s; and

•	dedicated sales specialists, including long-term care sales agents and affiliated networks of both accountants and personal financial advisers.

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

	Year ended December 31, 2005				Year ended December 31, 2004
(Dollar amounts in millions)	Financial intermediaries	Independent producers	Dedicated sales specialists	Total	Financial intermediaries	Independent producers	Dedicated sales specialists	Total
Annualized first-year premiums and deposits(1)
Protection
Life insurance	$6	$205	$—	$211	$7	$135	$2	$144
Long-term care insurance	38	60	72	170	41	47	74	162
Group life and health insurance	—	174	—	174	—	171	—	171

Retirement Income and Investments
Spread-based retail products	2,166	631	34	2,831	2,136	848	34	3,018
Spread-based institutional products	—	2,316	—	2,316	—	2,151	—	2,151
Fee-based products	1,019	884	808	2,711	1,018	678	542	2,238

Written premiums(2)
Protection
Payment protection insurance	1,829	—	—	1,829	1,501	—	—	1,501

(1)	Annualized first-year premiums and deposits reflect the amount of business we generated during a specified period. We consider annualized first-year premiums and deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies and additional investments by our customers during a specified period, rather than a measure of our revenues or profitability during that period.
(2)	Reflects written premiums, gross of reinsurance and cancellations.

Financial intermediaries

We have selling agreements with approximately 1,200 financial intermediaries in the U.S., including banks, securities brokerage firms and independent broker/dealers. We use financial intermediaries to distribute a significant portion of our deferred and income annuities and other investment products and long-term care insurance. They also distribute a small portion of our life insurance policies to their individual clients. We have approximately 150 wholesalers in the U.S. who are our employees and who work to develop sales relationships with new financial intermediaries and to expand sales with existing financial intermediaries. In addition, we have approximately 170 distributors, most of whom are financial intermediaries, for our payment protection insurance products.

Independent producers

Brokerage general agencies. We distribute most of our products, including life insurance, annuities and long-term care insurance, through approximately 625 independent BGAs located throughout the U.S. BGAs market our products, and those of other insurance companies, through a network of approximately 230,000 independent brokers who can sell our products.

Affluent market producer groups. Through strong relationships with several industry-leading affluent market producer groups, we have access to approximately 6,200 producers who sell our products. These groups target high-net-worth individuals, which we define to include households with at least $1 million of liquid assets, as well as small to medium-size businesses, which we define as those with fewer than 1,000 employees. We distribute life insurance, long-term care insurance and annuity products through these groups.

Specialized brokers. We distribute many of our products through brokers that specialize in a particular insurance or investment product and deliver customized service and support to their clients. We access a network of approximately 615 specialized independent brokers to distribute structured settlements. We distribute our group life and health insurance products and services through an independent network of approximately 4,000 licensed group life and health brokers and agents that are supported by our nationwide sales force of approximately 100 employees. These group brokers and agents typically specialize in providing employee benefit and retirement solution services to employers. We also distribute GICs and funding agreements through a group of 40 specialized brokers and investment managers.

Insurance Marketing Organizations. We distribute life insurance, annuities and long term care insurance through a national network of 17 insurance marketing organizations, or IMOs. IMOs are independent sales organizations that concentrate on the middle market, particularly homebuyers and other mortgagees. Through IMOs we have access to approximately 5,000 retail producers.

Dedicated sales specialists

Long-term care agents. We have approximately 1,350 active sales agents who specialize in selling our long-term care insurance products. These sales agents also sell our Medicare supplement insurance product and the products of other insurers on a select basis. We employ the individuals who manage and support the dedicated sales specialists. We compensate our long-term care agents primarily on a commission basis. To support lead generation for this channel, we have a comprehensive direct mail and marketing program, including mass marketing and affinity strategies that target members of various organizations, such as travel, social and professional organizations. We also identify prospective customers through educational seminars, policyholder referrals and targeted promotions linked to our national advertising campaigns.

Accountants and financial professionals. We have approximately 2,400 affiliated financial professionals who sell our annuity and insurance products including variable products, third-party mutual funds and other investment products through our wholly-owned broker/dealer. In the past several years, accountants have been increasingly responsible for assisting their clients with long-term financial planning, as well as traditional accounting and tax-related services. As a result, accountants provide us with an opportunity for growth as a distribution channel. We primarily distribute annuities and other investment products through this channel.

Mortgage Insurance

We distribute our mortgage insurance products through our dedicated sales force of more than 100 employees located throughout the U.S. This sales force primarily markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. In addition to our field sales force, we also distribute our products through a telephone sales force serving our smaller lenders, as well as through our “Action Center” which provides live phone and web chat-based support for all our customer segments.

We also maintain a dedicated sales force that markets our mortgage insurance products to lenders in Canada, Australia, New Zealand, Europe, Mexico and Japan. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Marketing

We promote and differentiate our products and services through breadth of offerings, technology services, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a range of products that meet the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We believe our reputation for innovation and our selective breadth of products enable us to sustain strong relationships with our distributors and position us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

We have focused our marketing approach on promoting our brand to key constituencies, including sales intermediaries, employees, investors and consumers. These programs include advertising on television and in trade and business periodicals that are likely to reach those demographic groups. We also seek to build recognition of our brand and maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance our relationships.

We also have been actively marketing our products and services to U.S. Latino customers, who we believe are substantially underserved by insurance and investment products, despite being the largest minority group in the U.S. As part of this campaign, we support Hispanic-focused distribution, translate various marketing materials into Spanish, advertise our services on Spanish language media and participate in Latin American cultural events. We operate a Spanish-language website devoted to financial education for U.S. Latinos. In addition, we introduced our new emerging market web-based mortgage platform, TuCasaAhora.com, which was designed to help Latinos become homeowners. The product combines bilingual education, discounts, and incentives to support Latino first time homeownership.

Pursuant to a transitional trademark license agreement, GE granted us the right to use the “GE” mark and the “GE” monogram for up to five years following the IPO in connection with our products and services. Most of our current products and services, however, are now primarily using the Genworth mark and logo, and we expect to complete our transition to the Genworth brand by the end of 2006.

Risk Management

Overview

Risk management is a critical part of our business and we have adopted an enterprise risk management framework that includes rigorous risk management processes in virtually every aspect of our operations, including product development, business acquisitions, underwriting, investment management, asset-liability management and technology development projects. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable, and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. We have an experienced group of professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We have emphasized our adherence to rigorous risk management techniques and leveraged the benefits into a competitive advantage in marketing and managing our products.

New product introductions

Our risk management process begins with the development and introduction of new products and services. We have established a rigorous product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed project, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product in the market, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take prompt corrective action when necessary. Significant product introductions require approval by our senior management team. We use a similarly rigorous process to introduce variations to existing products and to offer existing products through new distribution channels.

New business acquisitions

When we consider an acquisition of a new block or book of business, we use our extensive risk management process to evaluate the new business opportunity and assess its strategic fit with our current business model. We have a rigorous review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions.

Product performance reviews

Our Risk Committee includes our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, and the Presidents of our three operating segments. The Risk Committee reviews major products in all our operating segments on a regular cycle, typically twice per year. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. In addition, in our Mortgage Insurance segment, we also review the profitability of lender accounts on a quarterly basis to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which provide us with valuable insights into other innovative risk management practices.

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

Portfolio diversification

We use limits to ensure a spread of risk in our business. We have strict limitations on credit risk to avoid concentration in our investment portfolio. Our product portfolios have considerable diversification due to the wide variety of products we have sold over a number of years. We also manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we carefully monitor geographic concentrations in our portfolio and the condition of housing markets in each country in which we operate. We monitor our concentration of risk in-force at the regional, state and major metropolitan area levels on a quarterly basis. In the U.S., we evaluate the condition of housing markets in major metropolitan areas with our proprietary OmniMarketSM model, which rates housing markets based on variables such as economic activity, unemployment, mortgage delinquencies, home sales trends and home price changes. We also regularly monitor factors that affect home prices and their affordability by region and major metropolitan area.

Actuarial databases and information systems

Our extensive actuarial databases and innovative information systems technology are important tools in our risk management programs. We believe we have the largest actuarial database for long-term care insurance claims with over 30 years of experience in offering those products. We also have substantial experience in offering individual life insurance products, and we have developed a large database of claims experience, particularly in preferred risk classes, which provides significant predictive experience for mortality.

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, our GENIUS® new business processing system uses digital underwriting technology that has lowered our operating costs and increased the speed, consistency and accuracy of our underwriting process by reducing decision-making variation. In our mortgage insurance business we use borrower credit scores, our proprietary mortgage scoring model, OmniScore®, and our extensive database of mortgage insurance experience to evaluate new products and portfolio performance. OmniScore® uses the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In the U.S., OmniScore® also incorporates our assessment of the housing market in which a property is located, as evaluated with our OmniMarket® model. We believe this additional mortgage data and housing market assessment significantly enhances OmniScore’s® predictive power over the life of the loan. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Compliance

Legal and regulatory compliance are critical parts of our business and we are recognized in the insurance industry for our excellence in these areas. In recognition of our commitment, we have twice received the American Council of Life Insurers’ “Integrity First Award” for our compliance programs. Throughout our company we instill a strong commitment to integrity and ethics in business dealings and compliance with applicable laws and regulations. In addition, we are an Insurance Marketplace Standards Association qualified company. We have approximately 200 professionals dedicated to legal and compliance matters.

Operations and Technology

Service and support

We have a dedicated team of approximately 3,700 service and support personnel, supplemented by a service and support staff of approximately 1,300 personnel through an arrangement with an outsourcing provider in India, who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes, and process management techniques.

In our Protection and Retirement Income and Investments segments, we interact directly and cost-effectively with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically, obtain information about our products, submit applications, check application and account status and view commission information. We also provide our independent sales intermediaries and dedicated sales specialists with account information to disseminate to their customers through the use of industry-standard communications.

We also have introduced technologically advanced services to customers in our Mortgage Insurance segment. Advances in technology enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates. Through our Internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. We also assist in workouts through LMO Fast-

Track, which we believe is the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers. For the year ended December 31, 2005, we issued approximately 86% of our U.S. mortgage insurance commitments electronically, compared to 86% for the year ended December 31, 2004 and 82% for the year ended December 31, 2003.

Operating centers

We have centralized most of our operations and have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing resources to our insurance operations.

Technology capabilities and process improvement

We rely on proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. We have been issued 14 patents and have filed more than 70 pending patent applications. Our technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. We continually manage technology costs by standardizing our technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks.

We believe we have greatly enhanced our operating efficiency, generated significant cost savings, and created competitive advantages by using a variety of process tools designed to address all aspects of process management. Our tools enable us to more effectively operate processes, improve our process performance, and build new processes. Our team of operational quality experts is focused on driving our process and project execution and championing process management disciplines. We always tailor the application of our tools to the specific needs of each project or process resulting in more effective execution.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment which is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

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

The liability for policy benefits for universal life insurance policies and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, plus any amount needed to provide for additional benefits. We also reflect in the reserves amounts that we have deducted from the policyholder’s balance to compensate us for services to be performed in future periods.

We establish reserves for long-term care insurance policies based upon factors including mortality, persistency, expenses, claim likelihood, benefit utilization levels, claim continuance, and any applicable coverage limitations. Long-term care insurance does not have the extensive historical claims experience of life insurance, and therefore, there is more uncertainty when forecasting future experience for long-term care insurance products than for life products.

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

Retirement Income and Investments

For our investment contracts, including annuities, GICs, and funding agreements, contractholder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus investment earnings and interest credited to the account, less expense, mortality, and profit charges, if applicable. We also maintain a separate reserve for any expected future payments in excess of the account value.

Reserves for future policy benefits on our immediate fixed annuity contracts are calculated based upon actuarial assumptions regarding the interest to be earned on the assets underlying the reserves and, if applicable, the annuitant’s expected mortality.

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

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “B++”, with one reinsurer not rated but whose balance is fully collateralized. Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the IPO, we entered into reinsurance transactions with UFLIC, which resulted in a significant concentration of reinsurance risk with UFLIC whose obligations to us are secured by trust accounts as described in note 9 in our financial statements under “Item 8—Financial Statements and Supplementary Data”.

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2005 and the A.M. Best ratings of those reinsurers as of that date:

(Dollar amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC(1)	$15,737	A-
Phoenix Life Insurance Company(2)	728	A
IDS Life Insurance Company(3)	727	A+
Swiss Re Life & Health America Inc.	221	A+
Munich American Reassurance Company	158	A+
Employers Reassurance Corporation	92	B++
Revios Reinsurance(4)	75	Not Rated

(1)	Refer to note 9 in our financial statements under “Item 8—Financial Statements and Supplementary Data”.
(2)	Our reinsurance arrangement with Phoenix covers a run-off block of corporate-owned life insurance policies. Both of these arrangements originated from acquisitions.
(3)	Our reinsurance arrangement with IDS covers a run-off block of single-premium life insurance policies.
(4)	Revios Reinsurance refers to Revios Reinsurance International which is not a formally rated company. However, the reinsurance recoverable balance is fully collateralized on a funds held basis.

As discussed above under “—Mortgage Insurance—Products and Services—Risk mitigation arrangements—Captive reinsurance,” in the U.S., we have entered into a number of reinsurance agreements in which we share portions of our mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede an agreed portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess-of-loss basis. As of December 31, 2005, our total mortgage insurance risk reinsured to all captive reinsurers was $3.0 billion, and the total capital held in trust for our benefit by all captive reinsurers was $609 million. These captive reinsurers are not rated, and their claims-paying obligations to us are limited to the amount of capital held in trust. We believe the capital held in trust by these captive reinsurers is sufficient to meet their anticipated obligations to us. However, we cannot ensure that each captive with which we do business can or will meet all its obligations to us.

Financial Strength Ratings

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. Short-term financial strength ratings are an assessment of the credit quality of an issuer with respect to an instrument considered short-term in the relevant market, typically one year or less.

Our principal life insurance subsidiaries are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

Company	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
American Mayflower Life Insurance Company of New York	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Federal Home Life Insurance Company	A+ (Superior)	Not rated	Aa3 (Excellent)	AA- (Very Strong)

First Colony Life Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life Insurance Company of New York	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life and Annuity Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life and Annuity Insurance Company (Short term rating)	Not rated	A-1+ (Strong)	P1 (Superior)	Not Rated

GE Group Life Assurance Company	A (Excellent)	AA- (Very Strong)	Not Rated	Not Rated

Genworth Life Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life Insurance Company (Short term rating)	Not rated	A-1+ (Strong)	P1 (Superior)	Not Rated

Our mortgage insurance subsidiaries are rated by S&P, Moody’s and Fitch as follows:

Company(1)	S&P rating	Moody’s rating	Fitch rating
Genworth Mortgage Insurance Corporation	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)

Genworth Residential Mortgage Insurance Corporation of NC	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)

Genworth Financial Mortgage Insurance Company Pty. Limited	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)

Genworth Financial Mortgage Insurance Limited	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)

(1)	Our Canadian mortgage insurance company is not rated by any of the rating agencies shown above.

The A.M. Best, S&P, Moody’s and Fitch ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have, in its opinion, a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of fifteen ratings assigned by A.M. Best, which range from “A++” to “S”.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 20 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments is strong. Within this category, the designation of a plus sign (+) indicates capacity to meet its’ financial commitment is extremely strong.

Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories. The short-term rating “P1” is the highest rating and shows superior ability for repayment of short-term debt obligations.

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

Investments

Overview

As of December 31, 2005, we had total cash, cash equivalents and invested assets of $68.4 billion (including $685 million of restricted investments held by securitization entities) and an additional $9,106 million held in our separate accounts, for which we do not bear investment risk. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in short-term securities and other investments, including a small position in equity securities. In all cases, investments for our particular insurance company subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale
Public	$40,539	59%	$40,150	60%
Private	13,252	19	12,274	18
Commercial mortgage loans	7,558	11	6,051	9
Other investments	2,772	4	3,996	6
Policy loans	1,350	2	1,224	2
Restricted investments held by securitization entities	685	1	860	1
Equity securities, available for sale	367	1	374	1
Cash, cash equivalents and short-term investments	1,900	3	2,210	3

Total cash and invested assets	$68,423	100%	$67,139	100%

For a discussion of our investment results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Results.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified high quality portfolio, income producing securities and other assets. Our investment strategy seeks to optimize investment income without relying on realized investment gains. Our investment strategy focuses primarily on:

•	minimizing interest rate risk through management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-interest, low-volatility assets;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality.

We are exposed to two primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest; and

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates.

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We use sophisticated analytic techniques to monitor credit risk. For example, we continually measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through geographic, property type and product type diversification and asset allocation. We routinely review different issuers and sectors and conduct more formal quarterly portfolio reviews with our Investment Committee.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.”

Organization

Our investment department consists of more than 140 individuals, led by our Chief Investment Officer. Our investment department includes portfolio management, risk management, finance and accounting functions and, under the direction of the Investment Committee, is responsible for establishing investment policies and strategies, reviewing asset liability management and performing asset allocation. In addition, we manage certain asset classes for our domestic insurance operations, including commercial mortgage loans, privately placed debt securities and derivatives.

GE Asset Management (“GEAM”) provides investment management services for significant portions of our U.S. and Bermudan investment portfolios pursuant to investment management and services agreements and investment guidelines approved by the boards of directors of our insurance subsidiaries. We have agreed to pay GEAM a management fee for these services on a quarterly basis equal to a percentage of the value of the assets under management to be paid quarterly in arrears. The percentage is established annually by agreement between GEAM and us and is intended to reflect the cost to GEAM of providing its services. We incurred expenses for investment management and related administrative services of $71 million, $52 million and $67 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which $22 million, $33 million and $61 million was paid to GEAM for the years ended December 31, 2005, 2004 and 2003, respectively.

Management of investments for our non-U.S. operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. Substantially all the assets of our payment protection and European mortgage insurance businesses are managed by GE Asset Management Limited, or GEAML, pursuant to agreements that are substantially similar to our agreements with GEAM in the U.S. The majority of the assets of our Canadian, Australian and New Zealand mortgage insurance businesses continue to be managed by unaffiliated investment managers located in their respective countries. Approximately 8% of our invested assets, as of December 31, 2005 and 2004, respectively, were held by our international operations and were invested primarily in non-U.S.-denominated securities.

Fixed maturities

Fixed maturities, which are classified as available-for-sale, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 79% and 78% of total cash and invested assets as of December 31, 2005 and 2004, respectively.

We invest in privately placed fixed maturities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities and illiquid trading markets.

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

		December 31,
Public fixed maturities		2005			2004
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$28,681	$29,295	72%	$27,839	$28,635	71%
2	Baa	8,787	9,072	23	8,847	9,344	23
3	Ba	1,456	1,466	4	1,339	1,415	4
4	B	550	557	1	646	651	2
5	Caa and lower	87	79	—	73	63	—
6	In or near default	11	13	—	13	15	—
	Not rated	57	57	—	26	27	—

	Total public fixed maturities	$39,629	$40,539	100%	$38,783	$40,150	100%

		December 31,
Private fixed maturities		2005			2004
NAIC Rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$7,326	$7,452	56%	$6,272	$6,501	53%
2	Baa	5,033	5,091	39	4,587	4,768	39
3	Ba	466	485	4	574	605	5
4	B	157	157	1	198	202	2
5	Caa and lower	15	16	—	112	103	1
6	In or near default	41	34	—	44	43	—
	Not rated	16	17	—	52	52	—

	Total private fixed maturities	$13,054	$13,252	100%	$11,839	$12,274	100%

		December 31,
Total fixed maturities		2005			2004
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$36,007	$36,747	69%	$34,111	$35,136	67%
2	Baa	13,820	14,163	26	13,434	14,112	27
3	Ba	1,922	1,951	4	1,913	2,020	4
4	B	707	714	1	844	853	2
5	Caa and lower	102	95	—	185	166	—
6	In or near default	52	47	—	57	58	—
	Not rated	73	74	—	78	79	—

	Total fixed maturities	$52,683	$53,791	100%	$50,622	$52,424	100%

Based upon estimated fair value, public fixed maturities represented 75% and 77% of total fixed maturities as of December 31, 2005 and 2004, respectively. Private fixed maturities represented 25% and 23% of total fixed maturities as of December 31, 2005 and 2004, respectively.

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$805	2%	$572	1%
Tax exempt	2,890	6	3,030	6
Government—non-U.S.	1,806	3	1,744	3
U.S. corporate	26,122	49	27,101	52
Corporate—non-U.S.	9,405	17	8,100	15
Mortgage-backed	8,736	16	8,577	17
Asset-backed	4,027	7	3,300	6

Total fixed maturities	$53,791	100%	$52,424	100%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$11,400	32%	$10,357	30%
Utilities and energy	6,836	19	7,056	20
Consumer—non cyclical	4,632	13	4,351	12
Consumer—cyclical	2,642	7	2,666	8
Industrial	2,141	6	2,475	7
Capital goods	2,043	6	2,240	6
Technology and communications	2,424	7	2,223	6
Transportation	1,325	4	1,063	3
Other	2,084	6	2,770	8

Total	$35,527	100%	$35,201	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2005, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $2.5 billion, which was approximately 4% of our total cash and invested assets as of such date. The exposure to the largest single issuer of corporate bonds held as of December 31, 2005 was $299 million, which was less than 1% of our total cash and invested assets as of such date.

We do not have material unhedged exposure to foreign currency risk in our invested assets. In our non-U.S. insurance operations, both our assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities generally are swapped into U.S. dollars using derivative financial instruments.

Commercial mortgage loans

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for losses.

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$2,197	29%	$1,822	30%
Industrial	2,109	28	1,797	30
Retail	2,092	28	1,574	26
Apartments	833	11	650	11
Mixed use/other	327	4	208	3

Total	$7,558	100%	$6,051	100%

Geographic Region
Pacific	$2,272	30%	$1,796	30%
South Atlantic	1,586	21	1,239	20
Middle Atlantic	1,088	14	953	16
East North Central	794	11	682	11
Mountain	580	8	463	8
West South Central	336	4	306	5
West North Central	440	6	252	4
East South Central	280	4	225	4
New England	182	2	135	2

Total	$7,558	100%	$6,051	100%

The following table sets forth the distribution of our commercial mortgage loans by loan size as of the dates indicated:

	December 31,
	2005			2004
(Dollar amounts in millions)	Number of loans	Principal balance	% of total	Number of loans	Principal balance	% of total
Under $5 million	1,658	$3,407	45%	1,560	$3,073	50%
$5 million but less than $10 million	265	1,831	24	210	1,442	24
$10 million but less than $20 million	102	1,427	19	73	1,009	17
$20 million but less than $30 million	19	448	6	14	334	5
More than $30 million	12	469	6	6	237	4

Total	2,056	$7,582	100%	1,863	$6,095	100%

Equity securities

Our equity securities, which are classified as available-for-sale, primarily consist of retained interests in our securitization transactions, as well as mutual funds and investments in publicly-traded preferred and common stocks of U.S. and non-U.S. companies.

Other investments

The following table sets forth the carrying values of our other investments as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending	$1,820	66%	$3,202	80%
Derivative assets	559	20	442	11
Limited partnerships	156	5	183	5
Other investments	237	9	169	4

Total	$2,772	100%	$3,996	100%

We participate in a securities lending program whereby blocks of securities included in our portfolio are loaned primarily to major brokerage firms. We require a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The limited partnerships primarily represent interests in pooled investment funds that make private equity investments in U.S. and non-U.S. companies. Other investments are primarily amounts on deposit with foreign governments.

We use derivative financial instruments, such as financial futures, interest rate and foreign currency swaps, foreign currency forward contracts, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

As a matter of policy, we have not engaged in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Selected financial information regarding our derivative financial instruments as of December 31, 2005 and 2004 are included under “Item 8.—Financial Statements and Supplementary Data and Note 18—Fair Value of Financial Instruments.”

Employees

As of December 31, 2005, we had approximately 6,900 full-time and part-time employees. We believe our employee relations are satisfactory. To the best of our knowledge, none of our employees are subject to collective bargaining agreements. Some of our employees in Europe may be members of trade unions, but local data privacy laws prohibit us from asking them about their membership in trade unions, and they are not required to inform us.

Directors and Executive Officers

See Part III, Item 10. of this Annual Report on Form 10-K for information about our Directors and Executive Officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable. Our SEC filings are also accessible through the Internet at the SEC’s web site at www.sec.gov. Copies are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230. This Annual Report on Form 10-K is being distributed to stockholders in lieu of a separate annual report.

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee, Public Affairs Committee and Management Development and Compensation Committee, the key practices of these committees, our Corporate Governance Principles, and our company’s code of ethics. Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers.

On June 15, 2005 our Chairman, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is The Bank of New York, P.O. Box 11258, Church Street Station, New York, NY 10286. Telephone: (800) 524-4458, (610) 382-7833; outside the U.S. call collect (888) 269-5221.

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

Dividend limitations

As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations. The payment of dividends or other distributions to us by our U.S. insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the applicable insurance regulator has received notice of the intended payment and has not objected in such period or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is defined by these laws and regulations as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

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

In the three-year period ended December 31, 2005, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.

Guaranty associations and similar arrangements

Most of the jurisdictions in which our U.S. insurance subsidiaries are licensed to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against our U.S. insurance subsidiaries were not material to our financial statements.

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

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2005, the risk-based capital of each of our U.S. life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action.

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

U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

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

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, is continuing to be phased in through 2010. The repeal and continuing uncertainty created by the repeal of the federal estate tax has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our estate planning products, including survivorship/second-to-die life insurance policies. In May 2003, the Jobs and Growth Tax Relief Reconciliation

Act of 2003 was signed into law to lower the federal income tax rate on capital gains and certain ordinary dividends. This reduction may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities, that are designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in 2010, and that could have a positive influence on the interest of investors in our products. Similarly, the 2008 expiration of favorable income tax rates for dividend income could increase interest in our products.

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

In addition, in January 2005, the FSA began to supervise the sale of general insurance, including payment protection insurance and mortgage insurance. Under FSA rules, persons who are involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

Solvency requirements

Under FSA rules, insurance companies must maintain a minimum amount of capital resources for solvency purposes at all times, the calculation of which in any particular case depends on the type, amount and claims history of insurance business a company writes. Failure to maintain the required minimum amount of capital resources is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. In addition, an insurer that is part of a group is required to perform and submit to the FSA a capital resources calculation return in respect of the following:

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

Restrictions on dividend payments

English company law prohibits our U.K. subsidiaries from declaring a dividend to their stockholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

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

Mortgage Insurance

State regulation

General

Mortgage insurers generally are restricted by state insurance laws and regulations to writing mortgage insurance business only. This restriction prohibits our mortgage insurance subsidiaries from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s risk-based capital requirements, but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. As of December 31, 2005, none of our U.S. mortgage insurance subsidiaries had a risk in-force to capital ratio in excess of 25:1.

Reserves

Our U.S. mortgage insurance subsidiaries are required under state insurance laws to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal the greater of (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserve as of December 31, 2005 for our U.S. mortgage insurance subsidiaries was approximately $2.4 billion. This reserve reduces our policyholder surplus.

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

In July 2002, HUD proposed, but later withdrew, a rule under RESPA entitled “Simplifying and Improving the Process of Obtaining Mortgages to Reduce Settlement Costs to Consumers.” It is unclear whether a revised rule will be proposed and adopted or what impact it may have on the mortgage insurance industry.

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

In February 2005, as part of a periodic review of the federal financial services regulatory framework, the Canadian Department of Finance issued a consultation document seeking comment on a wide variety of potential initiatives relating to the regulation of financial services, including whether to remove the statutory requirement for mortgage insurance on all loans with loan-to-value ratios greater than 75%. The consultation period concluded June 1, 2005; however, the Canadian government has not produced draft policy proposals or its recommendations for regulatory changes, if any. To the extent that amendments to this requirement are adopted, they are expected to become effective in October 2006. The removal of the statutory requirement for mortgage insurance, in whole or in part, may result in a reduction in the amount of business we write in future years in Canada.

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

In addition, APRA determines the capital requirements for depository institutions and provides for reduced capital requirements for depository institutions that insure residential mortgages with an “acceptable” mortgage insurance company with loan-to-value ratios above 80% (in the case of standard loans) and, from October 1, 2004, with loan-to-value ratios above 60% (in the case of non-standard type loans). APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depositary institution’s perspective.

Effective January 1, 2006, APRA adopted new regulations regarding:

•	Minimum capital requirements for mortgage insurance companies;

•	Reporting obligations of mortgage insurance companies; and

•	The conditions under which depositary institutions will be entitled to reduced capital requirements for insured loans.

The new regulations impose significantly higher minimum capital requirements on mortgage insurance companies to assure that they have sufficient capital to withstand a hypothetical three-year stress loss scenario. In addition, the new regulations increase mortgage insurance companies’ capital requirements for insured loans that are considered to be non-standard. Our Australian mortgage insurance subsidiary met these new minimum capital requirements as of January 1, 2006 by holding capital sufficient to maintain financial-strength ratings of “AA”

(Very Strong) from S&P and Fitch and “Aa2” (Excellent) from Moody’s. Mortgage insurance companies that do not meet the new minimum regulatory capital requirements on the commencement date may apply for transition relief for up to three years from January 1, 2006.

The new regulations also impose additional quarterly reporting obligations on mortgage insurance companies with respect to risk profiles and reinsurance arrangements, amend the definition of an ‘acceptable’ mortgage insurance company and eliminate the reduced capital requirements for depositary institutions in the event that the mortgage insurance company has contractual recourse to the depositary institution or a member of its consolidated group. The new regulations did not make any change to the loan-to-value-ratios at which a loan may be eligible for reduced capital treatment if insured with an ‘acceptable’ mortgage insurance company (which ratios remain at 80% and 60% in the case of standard and non-standard loans, respectively).

United Kingdom and Europe

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

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the U.S., Canada, Australia and Europe. These countries include Mexico, Japan, and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies and contracts offered by them, are subject to various levels of regulation under federal and state securities laws and self-regulatory organization rules administered by the SEC, state securities agencies and the NASD. Certain of our U.S. subsidiaries are investment advisers registered under the Investment Advisers Act of 1940 or applicable state securities laws. Certain of their respective employees are licensed as investment advisory representatives in the states where those employees have clients. One of our U.S. investment adviser subsidiaries also manages investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some annuity contracts and insurance policies issued by some of our U.S. subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933. Certain of our subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, the NASD, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and NASD and are further subject to applicable state and local laws.

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

USA Patriot Act

The USA Patriot Act of 2001, or the Patriot Act, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements will be applicable under the Patriot Act in May 2006, and we will comply with these new provisions as they become applicable.

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

Glossary of Selected Insurance Terms

The following Glossary includes definitions of certain insurance, reinsurance, investment and other terms.

Account values	The amounts of investment products held for the benefit of policyholders or contract holders. For mutual funds, account value is equal to fair market value.

Accumulation period	The period during which an individual makes regular contributions to a deferred annuity or retirement plan. The period ends when the income payments begin.

Annualized first-year premiums	Premium payments related only to new sales and calculated as if they were consistently paid for the year of the sale even if they were actually paid for only a portion of the year of the sale.

Gross written premium	Total premiums for insurance written and reinsurance assumed during a given period.

New insurance written	The original principal balance of mortgages covered by newly issued primary mortgage insurance.

New risk written	The original principal balance of mortgage loans covered by newly issued primary mortgage insurance, multiplied by the applicable coverage percentage.

Risk in-force	The original principal amount of mortgage loans, multiplied by the coverage percentage under the mortgage insurance policies that remain in effect.

Sales

The term “sales” means (1) annualized first-year premiums for term life insurance, long-term care insurance, and group life and health insurance; (2) new and additional premiums/deposits for universal life insurance, spread-based and variable products; (3) new deposits for managed assets; (4) written premiums gross of reinsurance and cancellations for payment protection insurance; and (5) new insurance written for mortgage insurance, which in each case reflects the amount of business the company generated during each period presented. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, written premiums and new insurance written to be measures of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period. This operating measure enables us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

Item 1A. Risk Factors

Risks Relating to Our Businesses

Interest rate fluctuations could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, declines in interest rates may adversely affect the profitability of those products. For example, interest rates declined to unusually low levels in 2003. Although interest rates increased in 2004 and 2005, they remain at low levels and limit our returns on our spread-based investment products.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.

Our term life and long-term care insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products.

In the U.S. mortgage market, rising interest rates generally reduce the volume of new mortgage originations. New mortgage originations in this market were $3,120 billion and $2,920 billion for the years ended December 31, 2005 and December 31, 2004, respectively. This compares to $3,945 billion of new mortgage originations for the year ended December 31, 2003. We believe the decrease in mortgage originations since 2003 was principally driven by two factors. First, increasing interest rates in 2004 and 2005 made refinancing of existing mortgages less attractive to consumers than in recent years. Second, with historically low interest rates in 2002 and 2003, many mortgages for which refinancing would otherwise have been economically attractive were already refinanced. Further increases in interest rates could cause the volume of mortgage originations to decline further, which would have an adverse effect on our new mortgage insurance written.

Rising interest rates also can increase the monthly mortgage payments for insured homeowners with adjustable rate mortgages, or ARMs, which could have the effect of increasing default rates on ARM loans and thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our non-U.S. mortgage insurance business, where ARMs are the predominant mortgage product. ARMs also have increased as a percentage of the U.S. mortgage loans that we insure.

Declining interest rates increase the rate at which insured borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates may also contribute to home price appreciation, which may provide insured borrowers in the U.S. with the option of canceling their mortgage insurance coverage earlier than we anticipated in pricing that coverage. These cancellations could have an adverse effect on our results from our mortgage insurance business.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Interest rates during 2003 reached an historic low and have increased through 2005. Our weighted average investment yield reflects this change and decreased from 5.8% for the year ended December 31, 2003 to 5.5% and 5.6% for the years ended December, 31 2004 and 2005, respectively.

Downturns and volatility in equity markets could adversely affect our business and profitability.

Significant downturns and volatility in equity markets could have an adverse effect on our financial condition and results of operations in two principal ways. First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.

Second, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our separate account and private asset management products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage.

Defaults in our fixed-income securities and commercial mortgage loan portfolio may reduce our earnings.

Issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. As of December 31, 2005 and 2004, we had fixed maturities in or near default (where the issuer has missed payment of principal or interest or entered bankruptcy) with a fair value of $47 million and $58 million, respectively. An economic downturn, or a variety of other factors could cause declines in the value of our fixed maturities portfolio and cause our net earnings to decline.

We recognized gross capital gains of $108 million, $90 million and $473 million for the years ended December 31, 2005, 2004 and 2003, respectively. We realized these capital gains in part to offset default-related losses during those periods. However, capital gains may not be available in the future, and if they are, we may elect not to recognize capital gains to offset losses.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Our principal life insurance companies currently have financial strength ratings of “AA-” (Very Strong) from S&P and Fitch and “Aa3” (Excellent) from Moody’s. Our mortgage insurance companies currently have financial strength ratings of “AA” (Very Strong) from S&P and Fitch and “Aa2” (Excellent) from Moody’s. The “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 20 ratings categories, respectively. The “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories, respectively. The “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 24 ratings categories.

A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

The charters of the Federal National Mortgage Corporation, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, only permit them to buy high loan-to-value mortgages that are insured by a “qualified insurer,” as determined by each of them. Their current rules effectively provide that they will accept mortgage insurance only from private mortgage insurers with financial strength ratings of at least “AA-” by S&P and “Aa3” by Moody’s. If our mortgage insurance companies’ financial strength ratings decrease below the thresholds established by Fannie Mae and Freddie Mac, we would not be able to insure mortgages purchased by Fannie Mae or Freddie Mac. As of December 31, 2005, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the U.S. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have an adverse effect on our financial condition and results of operations.

In 2003, the U.S. Office of Federal Housing Enterprise Oversight announced a risk-based capital rule that treats credit enhancements issued by private mortgage insurers with financial strength ratings of “AAA” more favorably than those issued by “AA” rated insurers. Neither Fannie Mae nor Freddie Mac has adopted policies that distinguish between “AA” rated and “AAA” rated mortgage insurers. However, if Fannie Mae or Freddie Mac adopts policies that treat “AAA” rated insurers more favorably than “AA” rated insurers, our competitive position may suffer.

In addition to the financial strength ratings of our insurance subsidiaries, ratings agencies also publish credit ratings for our company. The credit ratings have an impact on the interest rates we pay on the money we borrow. Therefore, a downgrade in our credit ratings could increase our cost of borrowing and have an adverse effect on our financial condition and results of operations.

The ratings of our insurance subsidiaries are not evaluations directed to the protection of investors in our securities.

The ratings of our insurance subsidiaries described under “Business—Financial Strength Ratings” reflect each rating agency’s current opinion of each subsidiary’s financial strength, operating performance and ability to meet obligations to policyholders and contractholders. These factors are of concern to policyholders, contractholders, agents, sales intermediaries and lenders. Ratings are not evaluations directed to the protection of investors in our securities. They are not ratings of our securities and should not be relied upon when making a decision to buy, hold or sell our securities. In addition, the standards used by rating agencies in determining financial strength are different from capital requirements set by state insurance regulators. We may need to take actions in response to changing standards set by any of the ratings agencies, as well as statutory capital requirements, which could cause our business and operations to suffer.

If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We continually monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, interest and principal on our current and any future borrowings and contract adjustment payments on our Equity Units. These obligations also include amounts we owe to GE under the tax matters agreement that we and GE entered into in connection with our IPO. If the cash we receive from our subsidiaries pursuant to dividend payment and tax sharing arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, are also subject to various conditions imposed by the rating agencies for us to maintain our ratings.

Some of our investments are relatively illiquid.

Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted investments held by securitization entities are relatively illiquid. These asset classes represented 34% of the carrying value of our total cash and invested assets as of December 31, 2005. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. For example, our floating-rate funding agreements generally contain “put” provisions, through which the contractholder may terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. As of December 31, 2005, we had an aggregate of $2.7 billion of floating-rate funding agreements outstanding, compared to $2.8 billion as of December 31, 2004. Of the $2.7 billion aggregate amount outstanding as of December 31, 2005, $1.0 billion had put option features, including $558 million with put option features of 90 days. If an unexpected number of contractholders exercise this right and we are unable to access other liquidity sources, we may have to liquidate assets quickly. Our inability to quickly dispose of illiquid investments could have an adverse effect on our financial condition and results of operations.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our protection and retirement income and investments markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms and specialty providers. The principal direct and indirect competitors for our mortgage insurance business include other private mortgage insurers, as well as federal and state governmental and quasigovernmental agencies in the U.S., including the Federal Housing Administration, or FHA, and to a lesser degree, the Veterans Administration, or VA, Fannie Mae and Freddie Mac. We also compete in our mortgage insurance business with structured transactions in the capital markets and with other financial instruments designed to manage credit risk, such as credit default swaps and credit linked notes, with lenders who forego mortgage insurance, or self-insure, on loans held in their portfolios, and with lenders that provide mortgage reinsurance through captive mortgage reinsurance programs. In Canada and some European countries, our mortgage insurance business competes directly with government entities, which provide comparable mortgage insurance. Government entities with which we compete typically do not have the same capital requirements and do not have the same profit objectives as we do. Although private companies, such as our company, establish pricing terms for their products to achieve targeted returns, these government entities may offer products on terms designed to accomplish social or political objectives or reflect other non-economic goals.

In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our business lines. In addition, in recent years, banks, insurance companies and other financial services companies, many of which offer products similar to ours and use similar distribution channels, have consolidated. Further consolidation among banks, insurance companies and other financial services companies could have an adverse effect on our financial condition and results of operations if the surviving entity requires more favorable terms than we had previously been offering to one or more of the combined companies or if it elects not to continue to do business with us following the consolidation.

We may be unable to attract and retain independent sales intermediaries and dedicated sales specialists.

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and our financial strength ratings, the marketing and services we provide to them and the strength of the relationships we maintain with individuals at those firms. From time to time, due to competitive forces, we have experienced unusually high attrition in particular sales channels for specific products, including long-term care insurance. An inability to recruit productive independent sales intermediaries and dedicated sales specialists, or our inability to retain strong relationships with the individual agents at our independent sales intermediaries, could have an adverse effect on our financial condition and results of operations.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect our ability to write future business.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

Prior to the completion of the IPO, we ceded to UFLIC, effective as of January 1, 2004, policy obligations under our structured settlement contracts, which had reserves of $12.0 billion, and our variable annuity contracts, which had general account reserves of $2.8 billion and separate account reserves of $7.9 billion, in each case as of December 31, 2003. These contracts represent substantially all of our contracts that were in-force as of December 31, 2003 for these products. In addition, effective as of January 1, 2004, we ceded to UFLIC policy obligations under a block of long-term care insurance policies that we reinsured from The Travelers Insurance Company, or Travelers, which had reserves of $1.5 billion as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation, an indirect subsidiary of GE, or GE Capital, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps and options to enter into interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates and international securities markets could negatively affect our profitability.

Our international operations generate revenues denominated in local currencies. For the years ended December 31, 2005, 2004 and 2003, 20%, 19% and 18% of our revenues, respectively, and 32%, 29% and 26% of our net earnings from continuing operations, respectively, were generated by our international operations. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2005 and 2004, approximately 8% and 8%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. For example, our net earnings for the year ended December 31, 2005 included approximately $21 million due to the favorable impact of changes in foreign exchange rates. In addition, because we derive a significant portion of our earnings from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening U.S. dollar.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.

Our insurance businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

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

State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

In December 2004, the NAIC approved amendments to the NAIC’s model Producer Licensing Act. The amendments contain new disclosure requirements for producers regarding compensation arrangements. The NAIC amendments would require producers to disclose to customers, in certain circumstances, information concerning compensation arrangements. Certain states have adopted these or similar amendments, and legislation or regulation adopting such amendments has been proposed in other states. The NAIC also directed its Executive Task Force on Broker Activities to give further consideration to the development of additional requirements for recognition of a fiduciary responsibility on the part of producers, disclosure of all quotes received by a broker and disclosures relating to reinsurance arrangements between insurers and reinsurance companies affiliated with a producer. We cannot predict the effect that the NAIC’s recent compensation disclosure amendments or anticipated future activities in this area, at the NAIC or state level, will have on influencing future legal actions, changes to business practices or regulatory requirements applicable to us.

Our mortgage insurance business is subject to additional laws and regulations. For a discussion of the risks associated with those laws and regulations, see “—Risks Relating to Our Mortgage Insurance Business—Changes in regulations that affect the mortgage insurance business could affect our operations significantly and could reduce the demand for mortgage insurance.”

Currently, the U.S. federal government does not regulate directly the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include “The State Modernization and Regulatory Transparency Act,” which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operation.

Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. Accordingly, these changes could have an adverse effect on our financial condition and results of operation.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having an adverse effect on our financial condition and results of operations.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, that our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violate RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the SEC, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We responded to the SEC’s subpoena in June and July 2005. Additionally, in May and June 2005, certain of our subsidiaries received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject, to which we responded. In June 2005, GE received a subpoena from the United States Attorney’s Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We cooperated with GE in connection with GE’s response to the subpoena. In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in January 2006, as part of an industry-wide review, our U.S. mortgage insurance subsidiary received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. We have responded or are responding to these industry-wide regulatory inquiries.

Antitrust authorities in the U.K. are currently conducting an investigation of the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also are examining various insurance products sold to store card holders. These products include payment protection insurance, purchase protection and price protection. Our U.K. payment protection insurance business currently underwrites these products that are sold by one of the largest providers of store cards in the U.K. As part of that investigation, we responded to an information request. The provisional findings of the U.K. antitrust authorities were published in September 2005 and concluded that there are features in the store card sector that have an adverse effect on competition in this sector. The provisional findings contained proposed remedies (aimed at mitigating these adverse effects on competition) relating to the various insurance products sold to store card holders.

The U.K. antitrust authorities have also conducted an initial review of the payment protection insurance sector. This review was in response to a complaint lodged under U.K. anti trust law by a consumer activist group (the Citizens Advice Bureau). As part of the first stages of the review, we responded to an information request. A more detailed review is scheduled to commence in the first quarter of 2006.

Also, in the U.K., the Financial Services Authority has conducted an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. The report issued by the Financial Services Authority was critical of some of the sales methods used by distributors of payment protection insurance products. Our U.K. payment protection insurance business only acts as an underwriter of payment protection insurance products. The Financial Services Authority has also written to the distributors and underwriters of payment protection insurance products directing that certain corrective actions be undertaken. Our U.K. payment protection insurance business has responded to such a letter from the Financial Services Authority.

We cannot predict the effect these investigations may have on either the store card sector in the U.K. and the sale of insurance products linked to store cards or the wider payment protection insurance sector in the U.K or our payment protection business in the U.K.

We cannot assure you that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation. For example, the NAIC and certain state insurance departments have adopted or proposed additional reporting and disclosure requirements relating to finite risk reinsurance.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or government policies in India, the U.S. or Europe.

Through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to our insurance operations, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular.

The political or regulatory climate in the U.S., Europe or elsewhere also could change so that it would not be practical or legal for us to use international operations centers, such as call centers. For example, changes in privacy regulations, or more stringent interpretation or enforcement of these regulations, could require us to curtail our use of low-cost operations in India to service our businesses, which could reduce the cost benefits we currently realize from using these operations.

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operation.

Our business is highly dependent upon the uninterrupted operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security measures, our computer systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operation.

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The occurrence of natural or man-made disasters or a disease pandemic could adversely affect our financial condition and results of operation.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, man-made disasters, including acts of terrorism and military actions and disease pandemics (such as could arise from the avian flu). For example, a natural or man-made disaster or a disease pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance business. Disasters or a disease pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a disease pandemic also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a disease pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a disease pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.”

Risks Relating to Our Protection and Retirement Income and Investments Segments

We may face losses if morbidity rates, mortality rates or unemployment rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under long-term care insurance policies and annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life and payment protection insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing assumptions have been established. Moreover, as a relatively new product in the market, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

In pricing our payment protection insurance, we also use assumptions regarding unemployment levels. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our payment protection insurance business than we had projected.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

Deferred acquisition costs, or DAC, represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the present value of future profits, or PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our amortization of DAC and PVFP generally depends upon anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or PVFP, or both, or to record a charge to increase benefit reserves.

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as a current-period expense. As of December 31, 2005 and 2004, respectively, we had $5.6 billion and $5.0 billion of DAC, and $0.7 billion and $0.7 billion of PVFP. Our net amortization of DAC and PVFP was $0.8 billion, $1.1 billion and $1.3 billion of DAC and PVFP for the years ended December 31, 2005, 2004 and 2003, respectively.

We may be required to recognize impairment in the value of our goodwill, which would increase our expenses and reduce our profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individual identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate of return than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense.

Our reputation in the long-term care insurance market may be adversely affected if we were to raise premiums on our in-force long-term care insurance products.

While we have not increased premiums on any direct in-force long-term care policies that we have issued, the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period. Any premium increase could have an adverse effect on our reputation, our ability to market and sell new long-term care insurance products, our ability to retain existing policyholders, and morbidity trends.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance, long-term care insurance and annuities businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity or require long-term care, they will be more likely to purchase our life and long-term care insurance policies or not to permit existing polices to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they will be less likely to purchase our life and long-term care insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

If we were to gain access to the same genetic or medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life and long-term care insurance policies and annuity contracts. However, there are a number of regulatory proposals that would make genetic and other medical information confidential and unavailable to insurance companies. The U.S. Senate has approved a bill that would prohibit group health plans, health insurers and employers from making enrollment decisions or adjusting premiums on the basis of genetic testing information. This legislation is now pending before a committee at the House of Representatives. Legislators in certain states also have introduced similar legislation. If these regulatory proposals were enacted, prospective policyholders and contractholders would only disclose this information if they chose to do so voluntarily. These factors could lead us to reduce sales of products affected by these regulatory proposals and could result in a deterioration of the risk profile of our portfolio, which could lead to payments to our policyholders and contractholders that are higher than we anticipated.

Medical advances also could lead to new forms of preventative care. Preventative care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net earnings in that business.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance, group life and health insurance, and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our life insurance policies, increased persistency that is the result of the sale of policies to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies. For the years ended December 31, 2005, 2004 and 2003, persistency in our life insurance and fixed annuity businesses has been slightly higher than we assumed, and persistency in our variable annuity and certain group life and health insurance products has been slightly lower than we had assumed.

For our long-term care insurance and some other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses.

As a result, our ability to predict persistency for long-term care insurance is more limited than for many other products. Some of our long-term care insurance policies have experienced higher persistency than we had assumed, which has resulted in adverse claims experience.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

Regulation XXX may have an adverse effect on our financial condition and results of operations by requiring us to increase our statutory reserves for term life and universal life insurance or incur higher operating costs.

The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees. Virtually all our newly issued term and universal life insurance business is now affected by Regulation XXX.

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX. However, we cannot assure you that there will not be regulatory or other challenges to the actions we have taken to date. The result of those challenges could require us to increase statutory reserves or incur higher operating costs. Any change to or repeal of Regulation XXX could reduce the competitive advantage of our reinsurance and capital management actions in response to Regulation XXX and could adversely affect our market position in the life insurance market.

We also cannot assure you that we will be able to continue to implement actions to mitigate the impact of Regulation XXX on future sales of term and universal life insurance products. If we are unable to continue to implement those actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, or reduce our sales of these products. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

If demand for long-term care insurance continues to decline, we will not be able to execute our strategy to expand our long-term care business.

We have devoted significant resources to developing our long-term care insurance business, and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, however, sales of individual long-term care insurance have declined. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 35% to $661 million in 2005, according to LIMRA International. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. As a result, our annualized first-year premiums of long-term care insurance have remained relatively flat from 2004 to 2005. If the market for long-term care insurance continues to decline, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

Changes in tax laws could make some of our products less attractive to consumers.

Changes in tax laws could make some of our products less attractive to consumers. For example, in May 2003, U.S. President George Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock. This reduction may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock have been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

The President’s Advisory Panel on Federal Tax Reform made two alternative proposals in 2005 that, while not currently reflected in pending legislation, would create uncertainty for, and without further refinement would adversely affect, the attractiveness of some of our products that offer tax advantages under current law. We cannot predict whether these proposals or any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have an adverse effect on our financial condition and results of operations.

Changes in U.S. federal and state securities laws may affect our operations and our profitability.

U.S. federal and state securities laws apply to investment products that are also “securities,” including variable annuities and variable life insurance policies. As a result, some of our subsidiaries and the policies and contracts they offer are subject to regulation under these federal and state securities laws. Our insurance subsidiaries’ separate accounts are registered as investment companies under the Investment Company Act of 1940. Some variable annuity contracts and all variable life insurance policies issued by our insurance subsidiaries also are registered under the Securities Act of 1933. Other subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to, regulation by the National Association of Securities Dealers, Inc. In addition, some of our subsidiaries also are registered as investment advisers under the Investment Advisers Act of 1940.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our financial condition and results of operations.

Risks Relating to Our Mortgage Insurance Segment

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market.

Our mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages—generally, those home buyers who make down payments of less than 20% of their home’s purchase price. The largest purchasers and guarantors of mortgage loans in the U.S. are Fannie Mae and Freddie Mac, which were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. For the first nine months of 2005, Fannie Mae and Freddie Mac purchased approximately 28.1% of all the mortgage loans originated in the U.S., as compared to 36.1% for 2004, according to statistics published by Inside the GSEs. We believe the significant reduction in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has reduced the market size for flow private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. These provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the U.S. As of December 31, 2005, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in these provisions relating to their purchase or guarantee activity could have an adverse effect on our financial condition and results of operations.

In addition, increasing consolidation among mortgage lenders in recent years has resulted in significant customer concentration for U.S. mortgage insurers. Our top ten lenders accounted for an aggregate of 36% of our flow new insurance written for the year ended December 31, 2005 compared to 27% for the year ended December 31, 2004.

As a result of the significant concentration in mortgage originators and purchasers, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae, Freddie Mac and our largest mortgage lending customers, a deterioration in any of these relationships, or the loss of business from any of our key customers, could have an adverse effect on our financial condition and results of operations. In addition, if the FHLB’s reduce their purchases of mortgage loans, purchase uninsured mortgage loans or use other credit-enhancement products, this could have an adverse affect on our financial condition and results of operations.

Results from investigations into Fannie Mae’s and Freddie Mac’s accounting practices, disclosures and other matters may result in legislative or regulatory changes governing the operations of Freddie Mac, Fannie Mae and other government-sponsored enterprises, which could adversely affect the results of our U.S. mortgage insurance business.

Fannie Mae and Freddie Mac are subject to ongoing investigations regarding their accounting practices, disclosures and other matters. These investigations may contribute to changes in legislation and regulations governing their operations and the operations of other government-sponsored enterprises. The U.S. House of Representatives and a Senate Committee have passed separate bills that would increase regulatory oversight over Fannie Mae and Freddie Mac. We cannot predict whether any such legislation or regulations will be enacted or adopted, how they may affect the operations of Fannie Mae, Freddie Mac or other government-sponsored enterprises, or how they may affect our operations, financial condition and results of operations.

A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include:

•	a change in the level of home mortgage interest rates;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	declines in the price of homes;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which in times of heavy refinancing affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time homebuyers.

A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have an adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 85% of our U.S. gross premiums written for the years ended December 31, 2005 and 2004, were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the U.S. generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

•	declining interest rates, which may result in the refinancing of the mortgages underlying our insurance policies with new mortgage loans that may not require mortgage insurance or that we do not insure;

•	significant appreciation in the value of homes, which causes the size of the mortgage to decrease below 80% of the value of the home and enables the borrower to request cancellation of the mortgage insurance; and

•	changes in mortgage insurance cancellation requirements under applicable federal law or mortgage insurance cancellation practices by mortgage lenders and investors.

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 65% for the years ended December 31, 2004 and 2005. A decrease in persistency in the U.S. generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. These factors are less significant in our international mortgage insurance operations because we generally receive a single payment for mortgage insurance at the time a loan closes, and this premium typically is not refundable if the policy is canceled.

Continued increases in the volume of “simultaneous second” mortgages could have an adverse effect on the U.S. market for mortgage insurance.

High loan-to-value mortgages can consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%. Simultaneous second loans are sometimes referred to as “80-10-10 loans” because they often comprise a first mortgage with an 80% loan-to-value ratio, a second mortgage with a 10% loan-to-value ratio and the remaining 10% paid in cash by the buyer, rather than a single mortgage with a 90% loan-to-value ratio.

Over the past several years, the volume of simultaneous second loans as an alternative to loans requiring private mortgage insurance has increased substantially. We believe this recent increase reflects the following factors:

•	the lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance, due to a lower-interest-rate environment and the emerging popularity of 15- and 30-year amortizing and adjustable rate simultaneous seconds;

•	the tax deductibility in most cases of interest on a second mortgage, in contrast to the non-deductibility of mortgage insurance payments;

•	negative consumer, broker and realtor perceptions about mortgage insurance; and

•	the desire by some investors to hold second mortgages.

Further increases in the volume of simultaneous seconds may cause corresponding decreases in the use of mortgage insurance for high loan-to-value mortgages, which could have an adverse effect on our financial condition and results of operations.

The amount of mortgage insurance we write could decline significantly if other alternatives to private mortgage insurance are used to protect against default risk or lower coverage levels of mortgage insurance are selected.

Mortgage default risks may be mitigated through a variety of alternatives to private mortgage insurance other than simultaneous second mortgages. These alternatives include:

•	using government mortgage insurance programs, including those of the FHA, the VA and Canada Mortgage and Housing Corporation, or CMHC;

•	holding mortgages in their own loan portfolios and self-insuring;

•	using programs, such as those offered by Fannie Mae and Freddie Mac, requiring lower mortgage insurance coverage levels;

•	originating and securitizing loans in mortgage-backed securities whose underlying mortgages are not insured with private mortgage insurance or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and

•	using credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.

A decline in the use of private mortgage insurance in connection with high loan-to-value home mortgages for any reason would reduce the demand for flow mortgage insurance. We believe in recent quarters there has been a reduction in this demand in part as the result of increasing originations of mortgages that do not meet the eligibility requirements of Fannie Mae and Freddie Mac and mortgages that are securitized in mortgage-backed securities that do not use private mortgage insurance. A prolonged decline of this nature could have an adverse effect on our financial condition and results of operations.

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our mortgage insurance increases or the severity of such defaults exceeds our expectations.

Our premium rates vary with the perceived risk of a claim on the insured loan, which takes into account factors such as the loan-to-value ratio, our long-term historical loss experience, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history and the level of documentation and verification of the borrower’s income and assets. We establish renewal premium rates for the life of a mortgage insurance policy upon issuance, and we cannot cancel the policy or adjust the premiums after the policy is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on policies in-force, and we cannot refuse to renew mortgage insurance coverage. The premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage we provide for the entire life of that policy.

The long-term profitability of our mortgage insurance business depends upon the accuracy of our pricing assumptions. If defaults on mortgages increase because of an economic downturn or for reasons we failed to take into account adequately, we would be required to make greater claim payments than we planned when we priced our policies. Future claims on our mortgage insurance policies may not match the assumptions made in our pricing. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have an adverse effect on our financial condition and results of operations. In recent years, our results of operations have benefited from historically low loss ratios because of significant home price appreciation and low levels of defaults. Increases from these recent historic lows could have an adverse effect on our financial condition and results of operations.

As of December 31, 2005, approximately 76% of our U.S. mortgage insurance risk in-force and 67% of our international mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience on these loans will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

We also provide mortgage insurance for “Alt A” loans and loans with an initial “Interest Only” payment option. Alt A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets. Alt A loans represented 5.1%, 2.8% and 1.9% of our U.S. risk in-force as of December 31, 2005, 2004 and 2003, respectively, and we anticipate that there will be increased levels of Alt A loans in future periods. Alt A loans typically have a higher default rate than fully documented loans, and we generally charge higher premiums for mortgage insurance on Alt A loans than on fully documented loans. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. We impose credit score, occupancy type and loan-to-value restrictions on these loans. Interest Only loans represented 3.3% of our U.S. risk in-force as of December 31, 2005 and 1.0% or less as of December 31, 2004 and prior. Although historical information is limited, we believe interest only loans may pose a higher risk of claims due to features such as deferred amortization of the loan. If defaults on Alt A or Interest Only loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.

Losses in our mortgage insurance business generally result from events, such as reduction of income, unemployment, divorce, illness and inability to manage credit and interest-rate levels that reduce a borrower’s ability to continue to make mortgage payments. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home price appreciation, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss.

A substantial economic downturn, or decline in recent significant home-price appreciation across the entire U.S. or globally could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or declines in recent significant home-price appreciation in states where a large portion of our business is concentrated. As of December 31, 2005, approximately 50% of our U.S. risk in-force was concentrated in 10 states with 9% in Florida, 7% in Texas and 6% in New York. Similarly, our mortgage insurance operations in Canada, Australia and Europe are concentrated primarily in or around the largest cities in those countries. Continued and prolonged adverse economic conditions or declines in recent significant home-price appreciation in these states or cities could result in high levels of claims and losses, which could have an adverse effect on our financial condition and results of operations.

A significant portion of our risk in-force consists of loans with high loan-to-value ratios, which generally result in more and larger claims than loans with lower loan-to-value ratios.

Mortgage loans with higher loan-to-value ratios typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In our U.S. mortgage insurance business as of December 31, 2005:

•	19% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 95%;

•	38% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 90% but less than or equal to 95%;

•	41% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 80% but less than or equal to 90%; and

•	2% of our risk in-force consisted of mortgage loans with original loan-to-value ratios less than or equal to 80%.

In Canada, Australia and New Zealand, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the U.S. and Europe because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the U.S. and Europe that are typically 12% to 35% of the loan amount. In our non-U.S. mortgage insurance business as of December 31, 2005:

•	less than 2% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 95%;

•	25% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 90% but less than or equal to 95%;

•	36% of our risk in-force consisted of mortgage loans with original loan-to-value ratios greater than 80% but less than or equal to 90%; and

•	37% of our risk in-force consisted of mortgage loans with original loan-to-value ratios less than or equal to 80%.

Although mortgage insurance premiums for higher loan-to-value ratio loans generally are higher than for loans with lower loan-to-value ratios, the difference in premium rates may not be sufficient to compensate us for the enhanced risks associated with mortgage loans bearing higher loan-to-value ratios.

We cede a portion of our U.S. mortgage insurance business to mortgage reinsurance companies affiliated with our mortgage lending customers, and this reduces our profitability.

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. Approximately 61% of our U.S. primary new risk written as of December 31, 2005 was subject to captive mortgage reinsurance, compared to approximately 70% as of December 31, 2004. U.S. premiums ceded to these reinsurers were approximately $135 million, $143 million and $139 million for the years ended December 31, 2005, 2004 and 2003, respectively. These premium cessions have adversely affected our profitability and could further reduce profitability if the terms of these arrangements require greater premium cessions.

If efforts by Fannie Mae and Freddie Mac to reduce the need for mortgage insurance are successful, they could adversely affect the results of our U.S. mortgage insurance business.

Freddie Mac has sought changes to the provisions of its Congressional charter that requires private mortgage insurance for low-down-payment mortgages and has lobbied the U.S. Congress for amendments that would permit Fannie Mae and Freddie Mac to use alternative forms of default loss protection or otherwise forego the use of private mortgage insurance. In October 1998, the U.S. Congress passed legislation to amend Freddie Mac’s charter to give it flexibility to use credit enhancements other than private mortgage insurance for downpayment mortgages. Although this charter amendment was quickly repealed, we cannot predict whether similar legislation may be proposed or enacted in the future.

Fannie Mae and Freddie Mac have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to increase or reduce required mortgage insurance coverage percentages and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Changes in the policies of the Federal Home Loan Banks could reduce the demand for U.S. mortgage insurance.

The Federal Home Loan Banks, or FHLBs, purchase single-family conforming mortgage loans originated by participating member institutions. Although the FHLBs are not required to purchase insurance for mortgage loans, they currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80% and have become a source of new business for us. If the FHLBs were to reduce their purchases of mortgage loans, purchase uninsured mortgage loans or increase the loan-to-value ratio threshold above which they require mortgage insurance, the market for mortgage insurance could decrease, and our mortgage insurance business could be adversely affected.

We compete with government-owned and government-sponsored entities in our mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our mortgage insurance business competes with many different government-owned and government sponsored entities in the U.S., Canada and some European countries. In the U.S., these entities include principally the FHA and, to a lesser degree, the VA, Fannie Mae and Freddie Mac, as well as local and state housing finance agencies. In Canada, we compete with the CMHC, a Crown corporation owned by the Canadian government. In Europe, these entities include public mortgage guarantee facilities in a number of countries.

Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage in some respects. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

We compete in Canada with the CMHC, which is owned by the Canadian government and, as a sovereign entity, provides mortgage lenders with 100% capital relief from bank regulatory requirements on loans that it insures. In contrast, lenders receive only 90% capital relief on loans we insure. CMHC also operates the Canadian Mortgage Bond Program, which provides lenders the ability to efficiently guaranty and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, we may be unable to compete effectively with the CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders.

Changes in regulations that affect the mortgage insurance business could affect our operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our mortgage insurance operations.

U.S. federal and state regulations affect the scope of our competitors’ operations, which has an effect on the size of the mortgage insurance market and the intensity of the competition in our mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser degree, the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. The FHA has also streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, also is subject to compliance with various federal and state consumer protection and insurance laws, including the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business. For example, the Department of Housing and Urban Development is considering a rule that would exempt certain mortgages that provide a single price for a package of settlement services from the prohibition in the Real Estate Settlement Procedures Act, or RESPA, against payments for referrals of settlement service business. If mortgage insurance were included among the settlement services that, when offered as a package, would be exempt from this prohibition, then mortgage lenders would have greater leverage in obtaining business concessions from mortgage insurers.

In May 2002, the Office of Thrift Supervision amended its capital regulations to remove the 80% loan-to-value standard from the definition of “qualifying mortgage loan”, instead incorporating the federal Interagency Guidelines for Real Estate lending, which do not contain an explicit loan-to-value standard but provide that an institution should require credit enhancement for a loan with a loan-to-value equal to or exceeding 90%. The capital regulations assign a lower risk weight to qualifying mortgage loans than to non-qualifying loans. As a result, these amended regulations no longer penalize OTS-regulated institutions for retaining loans that have loan-to-value ratios between 80% and 90% without credit enhancements. Other regulators, including the U.S. Federal Deposit Insurance Corporation, also do not explicitly refer to a loan-to-value standard but do refer to the Interagency Guidelines.

Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by banks, trust companies and insurers with loan-to-value ratios greater than 75%. In February 2005, as part of a periodic review of the federal financial services regulatory framework, the Canadian Department of Finance issued a consultation document seeking comment on a wide variety of potential initiatives relating to the regulation of financial services, including whether to remove the statutory requirement for mortgage insurance on all loans with loan-to-value ratios greater than 75%. The removal of the statutory requirement for mortgage insurance, in whole or in part, may result in a reduction in the amount of business we write in future years in Canada.

Our guarantee agreement with the Canadian government provides that we and the government are entitled to review the terms of the guarantee when certain pricing assumptions have changed or other events have occurred that cause either party to believe these changes or other events have resulted in unfairness, prejudice or obvious hardship. In this event, the agreement requires us to negotiate in good faith for six months to make such modifications as are required to remove or modify the unfairness, prejudice or obvious hardship. If we and the government are unable to agree on appropriate changes to the guarantee, the matter must be referred to binding arbitration and we cannot be sure of the outcome of any such arbitration. In addition, under the terms of the guarantee, the maximum amount of outstanding loans which can be covered by our policies that are guaranteed by the Canadian government is CDN $100 billion. We may reach the limit by the end of 2006 and have asked the Canadian government to increase this limit. Although we believe the Canadian government will increase this limit to preserve the guarantee and maintain competition in the Canadian mortgage industry, we cannot be sure that the limit will be increased at all or to an appropriate level or if any changes will be made to the terms of the guarantee in connection with such an increase. The failure of the Canadian government to increase the limit to an appropriate level on terms similar to the current guarantee is likely to have a material adverse effect on our ability to continue offering mortgage insurance products in Canada and could adversely affect our financial condition and results of operations.

The Australian Prudential Regulatory Authority, or APRA, regulates all financial institutions in Australia, including general, life and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for depository institutions. APRA’s current regulations provide for reduced capital requirements for depository institutions that insure residential mortgages with loan-to-value ratios above 80% (in the case of “standard” loans) and, from October 1, 2004, with loan-to-value ratios above 60% (in the case of “non-standard” type loans). APRA’s regulations currently require APRA-regulated lenders to determine the criteria for determining if a loan is a “non-standard” type loan within certain parameters determined by APRA.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, may encourage growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. Basel II was finalized and issued in June 2004; however, its adoption by individual countries is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

Our U.S. mortgage insurance business could be adversely affected by legal actions under RESPA.

RESPA prohibits paying lenders for the referral of settlement services, including mortgage insurance. This precludes us from providing services to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. A number of lawsuits, including some that were class actions, have challenged the actions of private mortgage insurers, including our company, under RESPA, alleging that the insurers have provided or received products or services at improperly set prices in return for the referral of mortgage insurance. We and several other mortgage insurers, without admitting any wrongdoing, reached a settlement in these cases, which includes an injunction that prohibited certain specified practices and details the basis on which mortgage insurers may provide or receive agency pool insurance, captive mortgage reinsurance, contract underwriting and other products and services and be deemed to be in compliance with RESPA. The injunction expired on December 31, 2003, and it is possible that plaintiffs will institute new litigation against private mortgage insurers, including us, to renew the injunction or to seek damages under RESPA. We also cannot predict whether our competitors will change their pricing structure or business practices now that the injunction has expired, which could require us to alter our pricing structure or business practices in response to their actions or suffer a competitive disadvantage, or whether any services we or they provide to mortgage lenders could be found to violate RESPA or any future injunction that might be issued. In addition, U.S. federal and state officials are authorized to enforce RESPA and to seek civil and criminal penalties, and we cannot predict whether these proceedings might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our financial condition and results of operations.

Our U.S. mortgage insurance business could be adversely affected by legal actions under the Federal Fair Credit Reporting Act.

Two actions have been filed against us in Illinois, each seeking certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “lowest available rate,” based upon credit information we obtained. Each action alleges that the Federal Fair Credit Reporting Act, or the FCRA, requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in one action allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in the other action allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases also were filed against six other mortgage insurers. We have reached an agreement in principle to settle these cases. If an acceptable definitive settlement cannot be negotiated or approved by the courts, we intend to vigorously defend against the actions to which we are a party, but we cannot predict their outcome.

Potential liabilities in connection with our U.S. contract underwriting services could have an adverse effect on our financial condition and results of operations.

We offer contract underwriting services to many of our mortgage lenders in the U.S., pursuant to which our employees and contractors work directly with the lender to determine whether the data relating to a borrower and a proposed loan contained in a mortgage loan application file complies with the lender’s loan underwriting guidelines or the investor’s loan purchase requirements. In connection with that service, we also compile the application data and submit it to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently analyze the data to determine if the proposed loan complies with their investor requirements.

Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a result, we assume credit and interest rate risk in connection with our contract underwriting services. Worsening economic conditions, a deterioration in the quality of our underwriting services or other factors could cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established reserves to provide for potential claims in connection with our contract underwriting services, we have limited historical experience that we can use to establish reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

If the European mortgage insurance market does not grow as we expect, we will not be able to execute our strategy to expand our business into this market.

We have devoted resources to marketing our mortgage insurance products in Europe, and we plan to continue these efforts. Our growth strategy depends partly upon the development of favorable legislative and regulatory policies throughout Europe that support increased homeownership and provide capital relief for institutions that insure their mortgage loan portfolios with private mortgage insurance. In furtherance of these policies, we have collaborated with government agencies to develop bank regulatory capital requirements that provide incentives to lenders to implement risk transfer strategies such as mortgage insurance, as well as governmental policies that encourage homeownership as a wealth accumulation strategy for borrowers with limited resources to make large down payments. We have invested, and we will continue to invest, significant resources to advocate such a regulatory environment at the national and pan-European levels. However, if European legislative and regulatory agencies fail to adopt these policies, then the European markets for high loan-to-value lending and mortgage insurance may not expand as we currently anticipate, and our growth strategy in those markets may not be successful.

Risks Relating to Our Separation from GE

We only have the right to use the GE brand name and logo for a limited period of time. If we fail to establish a new, independently recognized brand name with a strong reputation in a timely manner, our revenue and profitability could decline.

Since the completion of the IPO, our corporate name has been “Genworth Financial, Inc.” We and our insurance and other subsidiaries may use the GE brand name and logo in marketing our products and services for only a limited period of time. Pursuant to a transitional trademark license agreement, GE granted us the right to use the “GE” mark and the “GE” monogram for up to five years after the IPO in connection with our products and services. GE also granted us the right to use “GE,” “General Electric” and “GE Capital” in the corporate names of our subsidiaries until December 2006 (which is twelve months after the date on which GE reduced its ownership to less than 20% of our outstanding common stock). As we complete such transition, we will cease using the GE name and logo in our sales and marketing materials and will deliver notices to our distributors and customers that the names of some of our insurance subsidiaries will change. When we cease using the GE brand name and logo and cease using “GE”, “General Electric” and “GE Capital” in the corporate names of our subsidiaries, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. In addition, some of our existing policyholders, contractholders and other customers may choose to stop doing business with us, and other potential policyholders and contractholders may decide not to purchase our products because of our separation from GE (reflected in the name and logo changes), and our ability to attract and retain highly qualified independent sales intermediaries and dedicated sales specialists for our products may be adversely affected. Insurance regulators in the U.S. and the other countries where we do business also could require us to accelerate the transition to our independent brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our independent sales intermediaries, customers and employees could be adversely affected.

The terms of our arrangements with GE may be more favorable than we would be able to obtain from an unaffiliated third-party. We may be unable to replace the services GE provides us in a timely manner or on comparable terms.

We and GE entered into a transition services agreement and other agreements in connection with the IPO. Pursuant to these arrangements, GE and its affiliates agreed to provide us with a variety of services, including investment management, treasury, payroll and other financial services, human resources and employee benefit services, legal services, information systems and network services, and procurement and sourcing support.

We negotiated these arrangements with GE in the context of a parent-subsidiary relationship. Although GE is contractually obligated to provide us with services during the terms of these arrangements, we cannot assure you that these services will be sustained at the same level after the expiration of those arrangements, or that we will be able to replace these services in a timely manner or on comparable terms. Other agreements with GE also govern the relationship between us and GE and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable or related to periods or events prior to the IPO. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s-length negotiations with unaffiliated third parties. We have negotiated and are continuing to negotiate our own arrangements with third-party providers for services, and these arrangements could result in increased costs.

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of the IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

We entered into a tax matters agreement with GE in connection with the IPO. We refer to this agreement as the Tax Matters Agreement. Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 16 years. This fixed obligation, the estimated present values of which were $379 million and $380 million as of December 31, 2005 and December 31, 2004, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operation. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

If certain of our service agreements with affiliates of GE are not extended on terms not materially less favorable to us when they are scheduled to expire in the next few years, our results of operations could be adversely affected.

In connection with the IPO, we entered into a series of arrangements with GE pursuant to which we provide a variety of additional services to GE in exchange for fees. These agreements are scheduled to expire at various times in 2006 and 2007, depending on the agreement. For a description of these arrangements, including the services provided, fees charged and expiration dates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Separation from GE and related financial arrangements—Services provided to GE.” In the event that we are not able to extend these agreements, or the terms of any such extensions are materially less favorable to us, our results of operations could be adversely affected.

We derive a significant portion of the premiums in our payment protection insurance business from transactions with GE.

For the years ended December 31, 2005, 2004 and 2003, GE’s consumer finance division and other related GE entities accounted for 23%, 25% and 13% of our payment protection insurance gross written premiums, respectively. In early 2004, we entered into a five-year agreement, subject to certain early termination provisions, that extends our relationship with GE’s consumer finance division and provides us with the right to be the exclusive provider of payment protection insurance in Europe for GE’s consumer finance operations in jurisdictions where we offer these products. However, if GE determines not to offer payment protection insurance, we may not be able to replace those revenues on a timely basis, and our financial condition and results of operations could suffer.

Risks Relating to Our Common Stock

Provisions of our certificate of incorporation and by-laws and our Tax Matters Agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests.

Our certificate of incorporation and by-laws include provisions that may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. For example, our certificate of incorporation and by-laws:

•	permit our board of directors to issue one or more series of preferred stock;

•	limit the ability of stockholders to remove directors;

•	limit the ability of stockholders to fill vacancies on our board of directors;

•	limit the ability of stockholders to call special meetings of stockholders and take action by written consent; and

•	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company (other than through a sale of our stock by GE), we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2005 was $379 million. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries (other than through a sale of our stock by GE), we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments from the Securities and Exchange Commission.

Item 2. Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities with approximately 462,000 square feet in Lynchburg, Virginia. In addition, we lease approximately 750,000 square feet of office space in 63 locations throughout the U.S. We also own two buildings outside the U.S. with approximately 40,000 square feet, and we lease approximately 490,000 square feet in 63 locations outside the U.S.

Most of our leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 17 years. Our aggregate annual rental expense under all these leases was $27 million during the year ended December 31, 2005.

We believe our properties are adequate for our business as presently conducted.

Item 3. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, that our pricing structures and business practices in our mortgage insurance business, such as capital reinsurance arrangements with lenders and contract underwriting services, violate RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We responded to the SEC’s subpoena in June and July 2005. Additionally, in May and June 2005, certain of our subsidiaries received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject, to which we responded. In June 2005, General Electric Company (GE) received a subpoena from the United States Attorney’s Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We cooperated with GE in connection with GE’s response to the subpoena. In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in January 2006 as part of an industry-wide review, our U.S. mortgage insurance subsidiary received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. We have responded or are responding to these industry-wide regulatory inquiries.

Antitrust authorities in the U.K. are currently conducting an investigation of the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also are examining various insurance products sold to store cardholders. These products include payment protection insurance, purchase protection and price protection. Our U.K. payment protection insurance business currently underwrites these products that are sold by one of the largest providers of store cards in the U.K. As part of that investigation, we responded to an information request. The provisional findings of the U.K. antitrust authorities were published in September 2005 and concluded that there are features in the store card sector that have an adverse effect on competition in this sector. The provisional findings contained proposed remedies (aimed at mitigating these adverse effects on competition) relating to the various insurance products sold to store cardholders.

The U.K. antitrust authorities have also conducted an initial review of the payment protection insurance sector. This review was in response to a complaint lodged under U.K. anti-trust law by a consumer activist group (the Citizens Advice Bureau). As part of the first stages of the review, we responded to an information request. A more detailed review is scheduled to commence in the first quarter of 2006.

Also, in the U.K., the Financial Services Authority has conducted an industry-wide review of payment protection insurance products, as well as an industry-wide review of non-traditional financial arrangements. The report issued by the Financial Services Authority was critical of some of the sales methods used by distributors of payment protection insurance products. Our U.K. payment protection insurance business only acts as an underwriter of payment protection insurance products. The Financial Services Authority has also written to the distributors and underwriters of payment protection insurance products directing that certain corrective actions be undertaken. Our U.K. payment protection insurance business has responded to such a letter from the Financial Services Authority.

We cannot predict the effect these investigations may have on either the store card sector in the U.K. and the sale of insurance products linked to store cards or the wider payment protection insurance sector in the U.K or our payment protection business in the U.K.

We cannot assure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the FCRA requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. We have reached an agreement in principle to settle these cases. If an acceptable definitive settlement cannot be negotiated or approved by the courts, we intend to defend vigorously against the actions to which we are a party, but we cannot predict their outcome.

One of our subsidiaries is involved in an arbitration regarding our delegated underwriting practices. A mortgage lender that underwrote loan applications for mortgage insurance under our delegated underwriting program commenced the arbitration against us in 2003 after we rescinded policy coverage for a number of mortgage loans underwritten by that lender. We rescinded coverage because we believe those loans were not underwritten in compliance with applicable program standards and underwriting guidelines. However, the lender claims that we improperly rescinded coverage. In addition to seeking reinstatement of coverage, attorney’s fees and punitive damages are sought. The first phase of the arbitration covering 30 loans was held in January 2005 and the panel ordered that 28 of the loans be reinstated. The second phase covering 33 loans was held in July 2005 and the arbitration panel ordered reinstatement of coverage on 5 of the 33 loans. We agreed to a recess of the third phase of arbitration to determine if any settlement can be effected. We believe our maximum exposure for reinstatement based upon the risk in force on the rescinded coverage for all loans with this lender based upon the panel’s first and second phase findings would not exceed $10 million. If a settlement cannot be reached, we intend to contest vigorously all the claims in this arbitration although we cannot provide assurance that we will prevail.

One of our insurance subsidiaries is named as a defendant in a lawsuit, Wilma Juanita Kern, et al. v. General Electric Capital Assurance Company, filed on February 16, 2005 in the Circuit Court for the Third Judicial Circuit in Madison County, Illinois. The plaintiffs seek to proceed on the basis of a class action, brought on behalf of Illinois purchasers of long-term care insurance. Plaintiffs allege the improper refusal to provide long-term care benefits to long-term care insureds who were cared for in unlicensed facilities in Illinois, and the improper sale of policies requiring insureds to reside in licensed assisted care facilities during a time period when no licensed facilities, or too few licensed facilities were available in Illinois. Plaintiffs seek unspecified damages for breach of contract, violation of the Illinois Consumer Fraud Act and unjust enrichment. We have filed a motion to dismiss and, in the alternative, to transfer venue. We intend to contest vigorously all claims in the case.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intraday sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, since the IPO for the periods indicated.

	High	Low
2005
First Quarter	$29.80	$25.72
Second Quarter	$31.00	$26.80
Third Quarter	$33.50	$29.26
Fourth Quarter	$35.25	$29.73

	High	Low
2004
Second Quarter (from May 25, 2004)	$23.04	$18.75
Third Quarter	$23.99	$20.75
Fourth Quarter	$27.84	$22.77

As of December 31, 2005 and 2004, we had 101 and 48 holders of record of our Class A Common Stock respectively.

All the shares of Class B Common Stock are owned by GEFAHI, and there is no public market for these shares.

Dividends

In the first and second quarter of 2005 we declared quarterly dividends of $0.065 per share of common stock of our Class A and Class B Common Stock or $61 million in the aggregate, which were paid in the second and third quarters of 2005, respectively. In the third and fourth quarters of 2005 we declared quarterly dividends of $0.075 per share of common stock or $71 million in the aggregate, which were paid in the fourth quarter of 2005 and first quarter of 2006, respectively. The third quarter dividend represented an increase of 15% per share from our previous quarterly dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

We are a holding company and have no direct operations. As a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. Our insurance subsidiaries are subject to the laws of the jurisdictions in which they are domiciled and licensed and consequently are limited in the amount of dividends that they can pay. See “Item 1.—Business—Regulation.”

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2005, and 2004 and for the years ended December 31, 2005, 2004 and 2003 has been derived from our financial statements, which have been audited by KPMG LLP and are included elsewhere in this Annual Report on Form 10-K. You should read this information in conjunction with the information under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to a change in accounting for certain nontraditional long-duration contracts and for separate accounts in 2004), which are included elsewhere in this Annual Report. The selected financial information as of December 31, 2003 and 2002 and for the years ended December 31, 2002 and 2001 have been derived from our financial statements, which have been audited by KPMG LLP, but are not included in this Annual Report on Form 10-K.

The financial information in this Annual Report on Form 10-K has been derived from our financial statements, which have been prepared as if Genworth had been in existence throughout all periods. Our financial statements include, for all periods, the insurance businesses that we acquired from GE subsidiaries in connection with our corporate reorganization on May 24, 2004. Until the corporate reorganization, our financial statements also included the businesses that were owned by GEFAHI but not transferred to us in connection with our corporate reorganization.

	Years ended December 31,
(Amounts in millions, except per share amounts)	2005	2004	2003(1)	2002	2001
Statement of Earnings Information
Revenues:
Premiums	$6,297	$6,559	$6,707	$6,107	$6,012
Net investment income	3,536	3,648	4,051	3,979	3,895
Net realized investment gains (losses)	(2)	26	10	204	201
Policy fees and other income	673	824	915	939	993

Total revenues	10,504	11,057	11,683	11,229	11,101

Benefits and expenses:
Benefits and operating expense(2)	8,413	9,202	10,161	9,314	9,154
Interest expense	293	217	140	124	126

Total benefits and expenses	8,706	9,419	10,301	9,438	9,280

Earnings from continuing operations before income taxes	1,798	1,638	1,382	1,791	1,821
Provision for income taxes	577	493	413	411	590

Net earnings from continuing operations	$1,221	$1,145	$969	$1,380	$1,231

Net earnings from continuing operations per share(3):
Basic	$2.57	$2.34	$1.98	$2.82

Diluted	$2.52	$2.33	$1.98	$2.82

Shares outstanding(3):
Basic	475.3	489.5	489.5	489.5

Diluted	484.6	490.5	489.5	489.5

Cash dividends declared per common share(4)	$0.28	$0.13

	Years ended December 31,
(Amounts in millions, except per share amounts)	2005	2004	2003(1)	2002	2001
Selected Segment Information
Total revenues:
Protection	$6,126	$6,064	$6,143	$5,605	$5,443
Retirement Income and Investments	2,912	3,361	3,803	3,756	3,721
Mortgage Insurance	1,214	1,090	982	946	965
Affinity(5)	—	218	566	588	687
Corporate and Other	252	324	189	334	285

Total	$10,504	$11,057	$11,683	$11,229	$11,101

Net earnings (loss) from continuing operations:
Protection	$568	$528	$487	$554	$538
Retirement Income and Investments	247	153	151	186	215
Mortgage Insurance	507	426	369	451	428
Affinity(5)	—	(14)	16	(3)	24
Corporate and Other	(101)	52	(54)	192	26

Total	$1,221	$1,145	$969	$1,380	$1,231

	December 31,
(Dollar amounts in millions)	2005	2004	2003(1)	2002	2001
Statement of Financial Position Information
Total investments	$66,548	$65,176	$78,693	$72,080	$62,977
All other assets(6)	38,744	38,702	24,738	45,277	41,021

Total assets	$105,292	$103,878	$103,431	$117,357	$103,998

Policyholder liabilities	$71,267	$69,262	$66,545	$63,195	$55,900
Non-recourse funding obligations(7)	1,400	900	600	—	—
Short-term borrowings(8)	152	559	2,239	1,850	1,752
Long-term borrowings(8)	2,736	2,442	529	472	622
All other liabilities	16,427	17,849	17,718	35,088	31,559

Total liabilities	$91,982	$91,012	$87,631	$100,605	$89,833

Accumulated other comprehensive income	$1,404	$1,608	$1,672	$835	$(664)
Total stockholders’ equity	13,310	12,866	15,800	16,752	14,165

U.S. Statutory Information(9)
Statutory capital and surplus(10)	6,672	6,439	7,021	7,207	7,940
Asset valuation reserve	416	427	413	390	477

(1)	On August 29, 2003, we sold our Japanese life insurance and domestic auto and homeowners’ insurance businesses for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends. Refer to note 4 in our financial statements under “Item 8—Financial Statements and Supplementary Data”.
(2)	As of January 1, 2002, we adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, and, in accordance with its provisions, discontinued amortization of goodwill. Goodwill amortization was $84 million for the year ended December 31, 2001, excluding goodwill amortization included in discontinued operations.
(3)	Basic and diluted net earnings from continuing operations per common share are calculated by dividing net earnings from continuing operations for the year ended December 31, 2005 and 2004 by 475.3 million and 489.5 million weighted average basic shares outstanding, respectively, and by 484.6 million and
490.5 million weighted average diluted shares outstanding, respectively. Weighted average shares outstanding for the year ended December 31, 2004 are determined as if our reorganization had occurred at the beginning of the year. Basic and diluted net earnings from continuing operations per common share are calculated by dividing net earnings from continuing operations by 489.5 million shares outstanding for the years ended December 31, 2003 and 2002. The number of shares used in our calculation of diluted net earnings from continuing operations per common share increased in 2004 and 2005 due to additional shares of Class A Common Stock issuable under Equity Units, stock options and restricted stock units and is calculated using the treasury method.

(4)	Following the completion of the IPO we declared quarterly dividends of $0.065 per common share in the third and fourth quarters of 2004 and first and second quarters of 2005. We declared quarterly dividends of $0.075 per common share in the third and fourth quarters of 2005.
(5)	Reflects the results of businesses that were owned by GEFAHI but were not transferred to us in connection with our corporate reorganization, including (a) the Partnership Marketing Group business, (b) an institutional asset management business, and (c) several other small businesses that were not part of our core ongoing business. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our financial information.”
(6)	Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that is included in “all other assets.” For a discussion of this transaction, refer to note 9 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”
(7)	For a description of the non-recourse funding obligations, refer to note 13 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”
(8)	In connection with our corporate reorganization, we issued a $2.4 billion note and the $550 million Contingent Note. Shortly after the completion of the IPO, we refinanced the $2.4 billion note with $1.9 billion of senior notes and $500 million of commercial paper.
(9)	We derived the U.S. Statutory Information from Annual Statements of our U.S. insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and are prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(10)	Includes statutory capital and surplus and statutorily required contingency reserves held by our U.S. insurance subsidiaries. In December 2004, our U.S. mortgage insurance business released $700 million of statutory contingency reserves and paid that amount as a dividend to the holding company of that business.

Reconciliation of net earnings from continuing operations to net operating earnings

Net operating earnings for the years ended December 31, 2005 and 2004 were $1,222 million and $1,058 million, respectively. We define net operating earnings as net earnings from continuing operations, excluding after-tax net realized investment gains and losses (which can fluctuate significantly from period to period), changes in accounting principles and infrequent or unusual non-operating items. There were no infrequent or unusual non-operating items excluded from net operating earnings other than a $46 million IPO-related net tax benefit recorded during 2004 and a $25 million after-tax gain related to our waiver of contractual rights under an outsourcing services agreement with a third party service provider recorded during 2004.

We believe that analysis of net operating earnings enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating earnings should not be viewed as a substitute for GAAP net earnings. In addition, our definition of net operating earnings may differ from the definitions used by other companies. The table below includes a reconciliation of net earnings from continuing operations to net operating earnings:

	Years ended December 31,
(Dollar amounts in millions)	2005	2004
Net earnings from continuing operations	$1,221	$1,145
Net realized investment losses (gains), net of taxes	1	(16)
Net tax benefit related to initial public offering	—	(46)
Gain on outsourcing services agreement, net of taxes	—	(25)

Net operating earnings	$1,222	$1,058

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified above under “Item 1A—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. For the year ended December 31, 2005, our Protection segment had segment net earnings of $568 million.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, fixed immediate annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts, funding agreements and structured settlements. For the year ended December 31, 2005, our Retirement Income and Investments segment had segment net earnings of $247 million.

•	Mortgage Insurance. In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the year ended December 31, 2005, our Mortgage Insurance segment had segment net earnings of $507 million.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, most of our interest and other financing expenses and net realized investment gains (losses). For the year ended December 31, 2005, our Corporate and Other segment had segment net losses of $101 million.

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

In connection with our corporate reorganization and the IPO, we entered into a number of arrangements with GE governing our separation from GE and a variety of transition and other matters, including our relationship with GE while GE remained a significant shareholder in our company. These arrangements include several significant reinsurance transactions with UFLIC, an indirect subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC all of our structured settlement contracts and substantially all of our variable annuity contracts, and a block of long-term care insurance policies that we reinsured in 2000 from The Travelers Insurance Company. In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. We continue to service the blocks of business that we reinsured, which preserves our operating scale and enables us to service and grow our new sales of these products. In addition, as part of the reinsurance transactions, UFLIC ceded to us substantially all of its in-force blocks of Medicare supplement insurance.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our financial statements, which have been prepared as if Genworth had been in existence throughout all periods. Our financial statements include, for all periods, the insurance businesses that we acquired from GE subsidiaries in connection with our corporate reorganization on May 24, 2004. Until the corporate reorganization, our financial statements also included the businesses that were owned by GEFAHI but not transferred to us in connection with our corporate reorganization. In addition to our three operating segments and our Corporate and Other segment, our financial statements also include the results of (1) the Partnership Marketing Group business, which offers life and health insurance, auto club memberships and other financial products and services directly to consumers through affinity marketing arrangements with a variety of organizations, (2) an institutional asset management business owned by GEFAHI, and (3) several other small businesses owned by GEFAHI that are not part of our core ongoing business.

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

Our financial statements also include our Japanese life insurance and domestic auto and homeowners’ insurance businesses, which we sold on August 29, 2003, and which are presented in our financial statements as discontinued operations.

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

We allocate net investment income from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment income from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance business within the Protection segment, because they have their own separate investment portfolios, and the net investment income from those portfolios is reflected in the Mortgage Insurance and Protection segment results. In our financial statements, we allocated net investment income to our Affinity segment in the same manner that we allocated these items to our Protection and Retirement Income and Investments segments.

All net realized investment gains (losses) are reflected in the Corporate and Other segment and are not reflected in the results of any of our other segments.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments based on the amount of capital allocated to that segment.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. For discussion of the market and economic environment, see “Item 1—Business—Market Environment and Opportunities.”

General conditions and trends affecting our businesses

Interest rate fluctuations. Fluctuations in market interest rates and the related yield curve may have a significant effect on our sales of insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

In our Retirement Income and Investments and Protection segments, low market interest rates may reduce the spreads between the amounts we credit to policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. In addition, the recent flattening of the yield curve reduces the attractiveness of certain fixed annuity products relative to other short-term investment alternatives. A gradual increase in longer term interest rates generally will have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

In our Protection segment, the pricing and expected future profitability of our term life and long-term care insurance products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products. The impact of interest rate fluctuations on our universal life insurance products is similar to its impact on spread-based products in our Retirement Income and Investments segment.

In our Mortgage Insurance segment, increasing interest rates in 2004 and 2005 contributed to a decrease in new mortgage originations in the U.S. since 2003. The level of new mortgage originations was $3,120 billion and $2,920 billion for the years ended December 31, 2005 and December 31, 2004, respectively. This compares to $3,945 billion of new mortgage originations for the year ended December 31, 2003. We believe the decrease in mortgage originations since 2003 was principally driven by two factors. First, increasing interest rates in 2004 and 2005 made refinancing of existing mortgages less attractive to consumers than in recent years. Second, with historically low interest rates in 2002 and 2003, many mortgages for which refinancing would otherwise have been economically attractive were already refinanced. Higher interest rates in 2004 and 2005 and the significant refinancing activity in 2002 and 2003 also resulted in reduced refinancing activity in 2004 and 2005, which had a positive impact on U.S. flow persistency. U.S. flow persistency rates increased from 46% for the year ended December 31, 2003 to 65% for each of the years ended December 31, 2004 and 2005. Continued interest rate increases may have a favorable impact on persistency and could have an adverse impact on new mortgage originations. If home price appreciation slows, policy cancellations may decline, which would positively affect our U.S. flow persistency rate.

Volatile equity markets. Equity market volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. Equity market volatility also affects the value of the assets in our separate accounts, which, in turn, affects our earnings from fee-based products. After several years of declines, equity markets increased in 2003 and 2004 and stabilized in 2005. We expect that increases or relative stability in equity markets, along with certain guaranteed product options we offer, could have a favorable impact on our sales of variable products and our earnings from those products. The potential impact of volatile equity markets on our results has been significantly reduced as a result of our reinsurance arrangements with UFLIC, pursuant to which we reinsured, effective as of January 1, 2004, substantially all of our in-force blocks of variable annuities. We retain variable annuities sold after January 1, 2004 for our own account, subject to third-party reinsurance transactions in the ordinary course of business, and therefore we bear the risk of any adverse impact of future equity market fluctuations on those annuities. In addition, fluctuations in the equity markets may affect revenues and returns from our private asset management products and services, which depend on fees related primarily to the value of assets under management.

Credit default risk. As a result of the economic downturn in 2000 through 2002 and some high-profile corporate bankruptcies and scandals, the number of companies defaulting on their debt obligations increased dramatically in 2001 and 2002. These defaults and other declines in the value of some of our investments resulted in impairment charges. Credit defaults have decreased in recent years as the economy has improved. Charges associated with impairments of investments were $71 million, $26 million and $224 million for the years ended December 31, 2005, 2004 and 2003, respectively. A weakening in the economic recovery could lead to increased credit defaults.

Investment portfolio. The yield on our investment portfolio is affected by the practice, prior to our IPO, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments and losses in our investment portfolio, fund consolidations and restructurings in our business and provide current income, which resulted in gross realized gains of $473 million for the year ended December 31, 2003. Our current investment strategy is to optimize investment income without relying on realized investment gains. As a result, our gross realized gains decreased to $90 million and $108 million for the years ended December 31, 2004 and 2005, respectively. Although the interest-rate environment since our IPO in mid-2004 has been challenging, the yield on our investment portfolio has stabilized, with the potential for yield increases in a rising interest-rate environment. Our overall investment yield declined from 5.8% for the year ended December 31, 2003 to 5.5% for the year ended December 31, 2004 and increased to 5.6% for the year ended December 31, 2005. We seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk with higher returns when we believe that it is prudent to do so.

Globalization. Historically, we have derived a majority of our revenues and profits from our operations in the U.S. However, in recent years, our international business has grown and has had an increasing impact on our financial condition and results of operations. For the years ended December 31, 2005, 2004 and 2003, 20%, 19% and 18% of our revenues, respectively, and 32%, 29% and 26% of our net earnings from continuing operations, respectively, were generated by our international operations. These increases were largely due to growth in our international mortgage insurance business. Our payment protection insurance business also derives revenues in the countries where it offers its products. We are exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. As a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our net earnings for the years ended December 31, 2005, 2004 and 2003 included approximately $4 million, $31 million and $25 million, respectively, due to the favorable impact of changes in foreign exchange rates. Our four principal foreign currencies are the Canadian dollar, the Australian dollar, the British pound and the euro.

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

Developments affecting our product lines

Life insurance. Results in our life insurance business are impacted by mortality, persistency, investment yields, and the effective use of capital. Additionally, sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have enabled us to decrease our premium rates. Our competitive pricing, as well as our new product offerings, distribution expansion and ongoing service initiatives, have led to higher term and universal life insurance sales. Our annualized first-year premiums and deposits for life insurance products increased by 47% from $144 million for year ended December 31, 2004 to $211 million for the year ended December 31, 2005. Recently, several competitors have executed similar capital management actions and lowered their term prices, which could have an adverse impact on our future sales. In addition, an October 2005 revision to actuarial guidelines for Regulation XXX, effective for universal life policies issued since July 1, 2005, may increase the reserves of certain companies on a statutory basis. Reserves for our universal life policies already meet the requirements of this guideline, so it will not have an impact on our capital requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales and expenses. Industry-wide first-year annualized premiums of individual long-term care insurance decreased approximately 5% for the twelve months ended December 31, 2005 over the twelve months ended December 31, 2004, according to the most recently published data by LIMRA International. Our annualized first-year premiums have increased by 5% from $162 million in 2004 to $170 million in 2005. Our sales stability in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. However, slower than anticipated sales growth, the continued low interest rate environment, and lower termination rates on our older issued policies, could result in lower net operating earnings. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in claims process improvements, execute investment strategies and, if appropriate, consider rate increases to improve loss ratios. In addition, in January 2006, we agreed to acquire Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately $145 million, which we expect to close in the second quarter of 2006. This acquisition will enhance our presence in the Medicare supplement market by more than doubling our existing annualized premium for this product and giving us access to 4,200 independent agents.

Payment protection insurance. Our payment protection insurance business continued to show strong growth from increased penetration of existing, and the addition of new, distribution relationships. In the aggregate, written premiums, gross of reinsurance and cancellations, in the payment protection insurance business increased by 22% from $1,501 million for the year ended December 31, 2004 to $1,829 million for the year ended December 31, 2005.

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Our deposits in fixed annuities increased by 3% from $1,719 million for the year ended December 31, 2004 to $1,771 million for the year ended December 31, 2005. However, the attractiveness of certain fixed annuities has declined as a result of continued long-term low interest rates and a flattening yield curve, resulting in short-term investment alternatives being more competitive. Further we saw a shift of demand from fixed annuities to products with equity index components, such as equity-indexed annuities. While we did not have a product with an equity component in the market in 2005, we have launched our own design in the first quarter of 2006. These events, along with our pricing discipline of selling business that meets our profitability objectives, have adversely affected sales of our fixed annuities. We believe, however, that a gradual increase in market interest rates on the long duration end of the yield curve would have a favorable impact on consumer demand for these products. In recent quarters, we have experienced improved spreads in these products. Structured settlement contract sales declined 35% from $533 million for the year ended December 31, 2004 to $346 million for the year ended December 31, 2005. This decline is primarily a result of our continued pricing discipline in a low interest rate environment. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 28% from $848 million for the year ended December 31, 2004 to $612 million for the year ended December 31, 2005. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer because of their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduces some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 86% from $258 million for year ended December 31, 2004 to $481 million for the year ended December 31, 2005.

Third-party managed assets. We offer asset management products to affluent individual investors. Our products consist of separately managed accounts, managed mutual funds accounts and managed variable annuity services. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows of assets under management which are influenced by relative investment performance of our products and of the overall equity market environment. Third-party managed assets grew by 30% from $4.0 billion at December 31, 2004 to $5.2 billion at December 31, 2005. This increase is primarily due to the net sales over the period and the impact of the equity market appreciation.

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

In the U.S., the demand for flow private mortgage insurance declined during 2005, according to data published by Inside Mortgage Finance. We believe this was driven principally by increases in (1) the use of simultaneous second mortgages, or “80-10-10” loans, as an alternative to private mortgage insurance, (2) the origination of mortgages that did not meet the eligibility requirements of Fannie Mae and Freddie Mac and (3) mortgages that were securitized in mortgage-backed securities that did not use private mortgage insurance. We believe higher short-term interest rates and a flattening yield curve have caused “80-10-10” penetration into the mortgage insurance market to stabilize. Our U.S. flow new insurance written increased by 3% from $24.4 billion for the year ended December 31, 2004 to $25.2 billion for the year ended December 31, 2005. This increase was attributable to increased customer penetration as a result of executing a more disciplined customer segmentation strategy.

Ongoing low interest rates and home price appreciation in the U.S. have contributed to persistency rates remaining low. Our U.S. persistency rates remained flat at 65% for the years ended December 31, 2004 and 2005. The continued low interest rate environment has adversely affected our insurance in-force levels. Continued low persistency rates could have an adverse impact on future earnings.

Our international mortgage insurance business has continued to expand with favorable operating results. International flow new insurance written increased by 31% from $49.2 billion for the year ended December 31, 2004 to $64.6 billion for the year ended December 31, 2005. This increase was driven primarily by a larger mortgage originations market in Australia and increased customer penetration in our established international markets, particularly in Australia and Europe, as well as favorable foreign exchange movements. International bulk new insurance written increased from $2.7 billion for the year ended December 31, 2004 to $14.0 billion for the year ended December 31, 2005. This increase was driven by our selective expansion into prime bulk offerings with key customers in Australia and Europe as well as favorable foreign exchange rates. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity since 2002 and the significant expansion of our international business in recent years, as of December 31, 2005, approximately 76% of our U.S. risk in-force and 67% of our international risk in-force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as policies continue to mature.

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

Services received from GE

Support services and corporate overhead. GE historically has provided a variety of support services for our businesses, including:

•	customer service, transaction processing and a variety of functional support services provided by an outsourcing provider in India;

•	employee benefit processing and payroll administration, including relocation, travel, credit card processing and related services;

•	employee training programs, including access to GE training courses;

•	insurance coverage under the GE insurance program;

•	information systems, network and related services;

•	leases for vehicles, equipment and facilities; and

•	other financial advisory services such as tax consulting, capital markets services, research and development activities, and use of trademarks and licenses.

We have reimbursed GE for the costs of providing these services to us. We paid GE a total of $34 million, $65 million, and $87 million for these services for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, GE historically has allocated to us a share of its corporate overhead expenses for certain services provided to us, which are not specifically billed to us, including public relations, investor relations, treasury, and internal audit services. Our total expense for this allocation was $14 million and $50 million for the years ended December 31, 2004 and 2003, respectively. We have not reimbursed these amounts to GE, and have recorded them as a capital contribution in each year. Following the completion of the IPO, GE no longer allocates any of its corporate expenses to us.

GE continues to provide us with some of the corporate services described above on a transitional basis, and we are arranging to procure other services pursuant to arrangements with third parties or through our own employees. In the aggregate, we expect that our total costs for procuring corporate services that previously had been provided by GE will not materially exceed the amounts we historically have paid to GE for these services, including GE’s allocation to us for its corporate overhead. However, we have incurred and expect to continue to incur incremental advertising, marketing, investor relations and legal entity transition expenses to establish a new brand identity. We also incurred compensation expense with respect to the establishment of our new equity plans. In addition, we have obtained direct access to a variety of third-party products and services, including technology licenses, as a result of GE’s relationships with those third parties. We have negotiated and are continuing to negotiate our own arrangements with third-party providers for these products and services, and we do not believe these arrangements will result in materially increased costs in the aggregate.

Investment management services. We have received and will continue to receive investment management services from GE Asset Management Incorporated, or GEAM, a subsidiary of GE, pursuant to agreements that were, with limited exceptions, amended in connection with the IPO. We also entered into new agreements with GE Asset Management Limited, or GEAML, an affiliate of GEAM, for investment management services in the U.K. and Continental Europe. Pursuant to these agreements, the fees charged by GEAM and GEAML are based on a percentage of the value of the assets under management. This percentage is established annually by agreement between us and GEAM or GEAML and is intended to reflect the cost to GEAM or GEAML of providing its services and, for the agreements with GEAML, a premium of 5%. For the years ended December 31, 2005, 2004 and 2003, our aggregate costs for investment management and related administration services provided by GEAM and GEAML were approximately $22 million, $33 million, and $61 million respectively.

Reinsurance transactions. In addition to our arrangements with UFLIC, we have entered into reinsurance transactions with affiliates of GE, principally Employers Reassurance Corporation and ERC Life Reinsurance Corporation (formerly an affiliate of GE), which we refer to collectively as ERC, under which we have reinsured some of the risks of our insurance policies on terms comparable to those we could obtain from third parties. We have paid premiums to these affiliates of $37 million, $39 million, and $56 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, in 2002, one of our subsidiaries entered into a life reinsurance agreement with an affiliated company, GE Pensions Limited, to reinsure 95% of our liabilities under certain life insurance policies. We have paid premiums to this affiliate of $100 million for the year ended December 31, 2003. This agreement was terminated as of December 31, 2003.

Employee benefit plans. Historically, we have reimbursed GE for benefits it has provided to our employees under various employee benefit plans, including GE’s retirement plan, retiree health and life insurance benefit plans, defined contribution savings plan and life and health insurance benefits through the GE benefit program. We incurred expenses associated with these plans of $95 million, $108 million, and $109 million for the years ended December 31, 2005, 2004 and 2003, respectively. GE provided these benefits to our employees until September 27, 2005, at which time GE ceased to own more than 50% of our outstanding common stock. Refer to note 12 in our financial statements under “Item 8—Financial Statements and Supplementary Data.” In addition to these expenses for which we have reimbursed GE, we have incurred expenses of $2 million and $9 million for certain GE stock option and restricted stock unit grants for the years ended December 31, 2004 and 2003, respectively. As in the case of the allocation of corporate overhead, we have not reimbursed these amounts with respect to stock options and restricted stock units to GE. In connection with the IPO, we established our own equity compensation plans. See “—Equity plans” below.

Services provided to GE

We have provided various products and services to GE on terms comparable to those we provide to third-parties and we expect to continue to provide many of these products and services to GE.

In addition, in connection with the IPO, we entered into a series of arrangements with GE pursuant to which we provide a variety of additional services to GE, including the arrangements discussed below. The following describes the principal impact of those service arrangements on our results of operations:

•	Transition services relating to GE and GEFAHI businesses not acquired by us. We provide services to certain of GE’s insurance businesses that we did not acquire. These services include finance, information systems, network services and regulatory support. We continue to provide these services and will do so for a minimum of two years and a maximum of three years, in most cases, following the IPO. For the two years following the completion of the IPO, GE generally may not terminate any of the services we provide. GE has agreed to pay us $40 million in equal quarterly installments during each of the first two years following the completion of the IPO for our provision of the transition services to GE. The charges for the transition services generally are intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit.

•	Management consulting services. We have agreed to provide certain management consulting services to GE for a period of five years following the IPO. These services include delivering training, providing consultation and strategic advice with respect to actuarial, regulatory and other emerging issues, planning and participating in meetings with rating agencies and regulators, participating in government relations activities and various other activities. In consideration for these services, GE will pay us a fee of $1 million per month during the first four years following the completion of the IPO and $0.5 million per month during the fifth year. GE cannot terminate this arrangement before the expiration of the five-year term.

•	Municipal GIC investment administration services. We entered into three agreements with affiliates of GE, effective as of January 1, 2004, to manage a pool of municipal guaranteed investment contracts, or GICs, issued by those affiliates. Pursuant to these agreements, we have agreed to originate municipal GIC liabilities and advise the GE affiliates regarding the investment, administration and management of their assets that support those liabilities. Under two of those agreements, we receive an administration fee of 0.165% per annum of the maximum program size for those GE affiliates, which is $15 billion. The agreements also provide for termination fees in the event of early termination at the option of either affiliate. Under a third agreement with another affiliate, we receive a management fee of 0.10% per annum of the book value of the investment contracts or similar securities issued by this affiliate after January 1, 2003, which was $1.9 billion as of December 31, 2005. The fee we receive on the contracts issued by that affiliate before January 1, 2003 is based upon a pricing arrangement that varies depending upon the maturities of those contracts and that affiliate’s cost of capital. The book value of the contracts issued before January 1, 2003 was $0.9 billion as of December 31, 2005 and is expected to generate a weighted average fee of approximately 0.35% in 2006. We also will receive reimbursement of our operating expenses under each of the agreements. The initial term of each of the three agreements will expire December 31, 2006, and unless terminated at the option of either party, each agreement automatically will renew on January 1 of each year for successive terms of one year.

•	Institutional asset management services. Prior to the completion of the IPO, we offered a broad range of institutional asset management services to third parties. GEAM provided the portfolio management services for this business, and we provided marketing, sales and support services. We did not acquire the institutional asset management services business from GEFAHI, but we continue to provide services to GEAM and GEFAHI related to this asset management business, including client introduction services, asset retention services and compliance support. GEFAHI has agreed to pay us a fee of up to $10 million per year for four years following the completion of the IPO to provide these services. The fee will be determined based upon the level of third-party assets under management managed by GEAM over the four-year term. The agreement may not be terminated by GEAM or GEFAHI, except for non-performance or in the event that we commence a similar institutional asset management business. Unless renewed, this agreement will expire December 31, 2007.

Additional arrangements with GE

In addition to the arrangements described above pursuant to which we and GE will provide services to each other, we also entered into the following additional arrangements with GE:

•	Tax Matters Agreement. As a consequence of our separation from GE, and our election jointly made with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we became entitled to additional tax deductions for post-IPO periods. We have recorded our estimate of the tax savings associated with these deductions remaining as of December 31, 2005 and December 31, 2004 on our statement of financial position as $659 million and $705 million, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to pay to GE, on an after-tax basis, 80% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits, up to a maximum of $640 million. We have recorded the $379 million and $380 million present value of this obligation to GE as our estimate of this liability at December 31, 2005 and December 31, 2004, respectively, in our Statement of Financial Position. Under the Tax Matters Agreement, we would also be required to pay to GE additional amounts in the event we realize certain other contingent benefits.

To the extent that we never realize the anticipated tax savings because we have insufficient taxable income of the appropriate character (or because of a reduction in tax rates), we may, at our option, defer payments until 2029. These deferred payments would bear interest over the term of the deferral at an interest rate of 5.72% per annum (estimated, in accordance with the Tax Matters Agreement, to be our cost of funds as of the IPO for a borrowing of like duration) from the time that we were scheduled to make the payments.

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

These amounts reflect considered judgments and assessments as to the underlying facts and assumptions. However, if and to the extent our final section 338 tax savings exceed (or fall short of) the amount of tax savings we currently project, our additional paid-in capital would increase (or decrease) accordingly. We have recorded interest expense of $25 million and $10 million for 2005 and 2004, respectively, reflecting accretion of our obligation to GE at the agreed rate of 5.72%. Under the Tax Matters Agreement, GE also is responsible for certain taxes of our legal entities, other than taxes in respect of the section 338 elections described above, resulting from the various transactions implemented in connection with our separation from GE (other than the reinsurance with UFLIC). We record (or will record) these nonrecurring taxes as a current tax expense (or benefit) when incurred, and we record (or will record) GE’s payment of the taxes (or receipt of the benefit) as an equity contribution (or dividend).

•	UFLIC reinsurance arrangements. Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect subsidiary of GE. Under the terms of the agreements governing these reinsurance transactions, we transferred to UFLIC assets equal to the policyholder liabilities related to the ceded blocks of business and recorded a reinsurance recoverable asset for the amount of the policyholder liabilities reinsured, except with respect to the in-force liabilities for the variable annuity separate accounts, for which there is no asset transfer. We will continue to have a separate account liability in the amount of the policyholder liabilities related to the separate account assets which we did not transfer to UFLIC. We remain liable under these contracts and policies as the ceding insurer and, as a result, will continue to carry insurance reserve liabilities for the reinsured policies on our balance sheet. In connection with the Medicare supplement insurance assumed by us, UFLIC transferred to us cash and other investments, and we recorded a reinsurance liability, equal to the policyholder liabilities related to this assumed block of business. As of December 31, 2005, our total reinsurance recoverable for all our reinsurance arrangements with UFLIC was $15.7 billion.

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

In connection with the IPO, we established our own equity compensation plans. Under these plans, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into awards of our company, and we also granted new stock options and stock appreciation rights in our company in connection with our separation from GE and the IPO. The GE stock options, stock appreciation rights and restricted stock units were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally continue to vest over their original vesting periods. The unvested converted awards had approximately the same fair value at the date of the conversion as the GE awards that were replaced.

We incurred compensation expense of $50 million, $29 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively, and expect to incur expenses of $44 million in each of the years ended December 31, 2006 and 2007, respectively, related to 2005 and prior awards for our employees’ under these plans.

Branding costs

We incurred aggregate expenses of $32 million and $23 million for the year ended December 31, 2005 and 2004, respectively, on marketing, advertising and legal entity transition expenses, relating to the costs of establishing our new brand throughout our business, including with sales intermediaries, employees, investors and consumers.

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

Valuation of investment securities. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GEAM and other third-party managers, as required. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. See “—Investments—Impairments of investment securities” and note 5 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”

Deferred acquisition costs. Deferred acquisition costs, or DAC, represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions, established when the contract or policy is issued, about mortality, morbidity, lapse rates, expenses, and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised. The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5% we assume a reversion to this mean over a 3- to 5-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance.

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

Valuation of goodwill. Goodwill resulting from acquisitions is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. To the extent the carrying amount of goodwill exceeds its fair value, an impairment charge to income would be recorded.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Unearned Premiums. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the estimated expiration of risk. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the estimated expiration of risk. If single premium policies are canceled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Estimation of risk expiration on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period earnings.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge our currency exposure associated with certain foreign operations. We also purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net earnings which can result from (1) changes in fair value of derivatives not qualifying as accounting hedges; (2) ineffectiveness of designated hedges; and (3) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

Contingent liabilities. A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. We estimate our contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants and claims administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.

Results of Operations

The following table sets forth our results of operations. Our results of operations include the results of operations of the Affinity segment and the blocks of business that we ceded to UFLIC through for all periods presented through May 24, 2004, the date of our corporate reorganization See “—Overview—Our Corporate Reorganization” for a discussion of our corporation reorganization, including our reinsurance transactions with UFLIC.

(Dollar amounts in millions)	Years ended December 31,			Increase (Decrease) and Percentage Change
	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$6,297	$6,559	$6,707	$(262)	(4)%	$(148)	(2)%
Net investment income	3,536	3,648	4,051	(112)	(3)%	(403)	(10)%
Net realized investment gains (losses)	(2)	26	10	(28)	(108)%	16	160%
Policy fees and other income	673	824	915	(151)	(18)%	(91)	(10)%

Total revenues	10,504	11,057	11,683	(553)	(5)%	(626)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,205	4,804	5,270	(599)	(12)%	(466)	(9)%
Interest credited	1,425	1,432	1,624	(7)	—%	(192)	(12)%
Acquisition and operating expenses, net of deferrals	1,989	1,902	2,003	87	5%	(101)	(5)%
Amortization of deferred acquisition costs and intangibles	794	1,064	1,264	(270)	(25)%	(200)	(16)%
Interest expense	293	217	140	76	35%	77	55%

Total benefits and expenses	8,706	9,419	10,301	(713)	(8)%	(882)	(9)%

Earnings before income taxes before income taxes and accounting change	1,798	1,638	1,382	160	10%	256	19%
Provision for income taxes	577	493	413	84	17%	80	19%

Net earnings from continuing operations before accounting change	$1,221	$1,145	$969	$76	7%	$176	18%

2005 vs. 2004

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, Medicare supplement, group life and health, payment protection, income annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased primarily due to the $239 million decrease in our Retirement Income and Investments segment primarily attributable to our continued pricing discipline on our life-contingent structured settlements and income annuities in a low interest rate environment. Also contributing to the decrease was an $88 million decrease in our Affinity segment due to our corporate reorganization in 2004 in which we did not acquire the operations of this segment. Partially offsetting these decreases was an $82 million increase in our Mortgage Insurance segment driven by the continued growth and aging of our international mortgage insurance business.

Net investment income. Net investment income represents the income earned on our investments. Net investment income decreased as a result of a decrease in average invested assets, primarily due to the transfer of assets to UFLIC in connection with the reinsurance transactions, partially offset by new asset purchases. The decrease in net investment income was partially offset by an increase in weighted average investment yields to 5.6% for the year ended December 31, 2005 from 5.5% for the year ended December 31, 2004. The increase in weighted average investment yields was primarily attributable to a $32 million release of commercial mortgage loan reserves, higher derivative and limited partnership income, partially offset by purchases of new assets in an interest rate environment where current market yields were lower than existing portfolio yields.

Net realized investment gains. For the year ended December 31, 2005, gross realized gains were $108 million and gross realized (losses) were $(110) million, including $71 million of impairments. These impairments were primarily attributable to fixed maturities, limited partnership investments and common stock investments ($64 million, $5 million and $1 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the automotive, transportation, finance and retail industries ($17 million, $16 million, $10 million and $9 million, respectively). Realized gains for the year ended December 31, 2005 were attributable to $80 million in gains on the sales of fixed maturities and preferred equities and recoveries on previously impaired securities of $28 million. For the year ended December 31, 2004, gross realized gains were $90 million and gross realized losses were $(64) million, including $26 million of impairments. These impairments were attributable to fixed maturities, mutual funds and limited partnership investments ($17 million, $5 million and $4 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the timber products, healthcare and consumer products industries ($6 million, $4 million and $3 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholder and contractholder account values, and commission income. Policy fees and other income decreased primarily due to a $104 million decrease in our Affinity segment resulting from our corporate reorganization in 2004. Also contributing to the decrease was a $36 million decrease in our Corporate and Other segment primarily attributable to a gain recorded in 2004 related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in 2004. Our Retirement Income and Investments segment also experienced a $27 million decrease primarily attributable to the reinsurance transactions with UFLIC, partially offset by increased product fees, management fees, commissions earned and other fees driven by the growth in assets under management.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, Medicare supplement, group life and health, payment protection, structured settlements, income annuities with life contingencies and claim costs incurred related to mortgage insurance products. The decrease in benefits and other changes in policy reserves was primarily driven by a $522 million decrease in our Retirement Income and Investments segment primarily attributable to our reinsurance transactions with UFLIC and lower sales of structured settlements and income annuities resulting from our continued pricing discipline. Also contributing to the decrease was an $80 million decrease in our Affinity segment due to the corporate reorganization in 2004.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was primarily driven by a $14 million decrease in our Retirement Income and Investments segment primarily attributable to the reinsurance transactions with UFLIC, partially offset by an increase in interest credited on floating rate products driven by higher average interest crediting rates in 2005 due to an increase in the short-term interest rates.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. Acquisition and operating expenses, net of deferrals, increased primarily due to a $153 million increase in our Protection segment, a $27 million increase in our Mortgage Insurance segment and a $21 million increase in our Corporate and Other segment. The increase in our Protection segment was primarily attributable to an increase in commissions and other expenses in our payment protection insurance run-off block and higher non-deferrable acquisition costs in our long-term care and life businesses. The increase in our Mortgage Insurance segment was primarily attributable to increased costs in our existing international platforms and continued investments in potential new international mortgage insurance platforms. The increase in our Corporate and Other segment is attributable to an increase in stand-alone costs as we transition towards full independence from GE and increased equity based compensation expense. These increases were partially offset by a $123 million decrease in our Affinity segment due to our corporate reorganization in 2004.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. These amortization costs decreased primarily due to a $190 million decrease in our Protection segment primarily attributable to a decrease in our payment protection insurance business run-off block. Also contributing to the decrease was a $47 million decrease in our Affinity segment due to our corporate reorganization and a $39 million decrease in our Retirement Income and Investments segment primarily due to the reinsurance transactions with UFLIC.

Interest expense. Interest expense increased primarily as a result of the change in our capital structure in connection with our corporate reorganization in 2004, and an increase in interest paid on non-recourse funding obligations related to our term life insurance capital management strategy.

Provision for income taxes. The effective tax rate increased to 32.1% for the year ended December 31, 2005 from 30.1% for the year ended December 31, 2004. The increase in effective tax rate was primarily attributable to nonrecurring IPO related transaction tax benefits in 2004, offset in part by reductions in excess foreign tax credits and favorable examination developments in 2005.

Net earnings from continuing operations. The increase in net earnings from continuing operations reflects increases in segment net earnings in each of our segments, except for our Corporate and Other segment and our Affinity segment.

2004 vs. 2003

Premiums. Premiums decreased primarily as the result of a $156 million decrease in our Affinity segment due to the exclusion of this segment as a result of our corporate reorganization. Also contributing to the decrease was a $107 million decrease in our Protection segment, primarily attributable to a decrease in long-term care insurance premiums as the result of the reinsurance transactions with UFLIC, as well as a decrease in payment protection insurance premiums as the result of the continued run-off of low return books of business. These decreases were partially offset by an $84 million increase in our Mortgage Insurance segment, primarily attributable to an increase in international mortgage insurance premiums due to the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written, and a $45 million increase in our Retirement Income and Investments segment, primarily due to an increase in premiums from life-contingent income annuities attributable to new distribution relationships in 2004.

Net investment income. Net investment income decreased as a result of a decrease in average invested assets, primarily due to the transfer of assets to UFLIC in connection with the reinsurance transactions, partially offset by new asset purchases. The decrease in net investment income was also the result of a decrease in weighted average investment yields to 5.5% for the year ended December 31, 2004 from 5.8% for the year ended December 31, 2003. The decrease in weighted average investment yields was primarily attributable to purchases of new assets in an interest rate environment where current market yields were lower than existing portfolio yields.

Net realized investment gains. For the year ended December 31, 2004, gross realized gains and (losses) were $90 million and $(64) million, respectively. Realized losses for the year ended December 31, 2004 included $26 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($17 million, $5 million and $4 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the timber products, healthcare and consumer products industries ($6 million, $4 million and $3 million, respectively). The equity securities impairments primarily related to mutual fund investments. The other investments impairments related to impairment of limited partnership investments. For the year ended December 31, 2003, gross realized gains and (losses) were $473 million and $(463) million, respectively. The realized gains for the year ended December 31, 2003 included a $43 million gain from a securitization of certain financial assets. Realized losses for the year ended December 31, 2003 included $224 million of impairments. These impairments were attributable to fixed maturities, equity securities and other investments ($126 million, $83 million and $15 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation, mining and metals, utilities and energy and technology and communications industries ($36 million, $28 million, $12 million and $11 million, respectively). In addition, $30 million of fixed maturities impairments were realized on asset-backed securities. The equity securities impairments related to mutual fund and common stock investments ($37 million and $46 million, respectively). The other investments impairments primarily related to impairment of limited partnership investments.

Policy fees and other income. Policy fees and other income decreased as a result of a $156 million decrease in our Affinity segment due to the exclusion of this segment as a result of our corporate reorganization and a $12 million decrease in our Mortgage Insurance segment resulting from a decrease in fees for contract underwriting services attributable to lower refinancing activity in the U.S. The decreases were partially offset by a $46 million increase in our Corporate and Other segment, primarily attributable to a gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in the fourth quarter, and a $28 million increase in our Retirement Income and Investments segment, primarily attributable to an increase in commission income due to increased sales of third-party products and fee income earned in connection with investment and administrative services related to a pool of municipal GICs issued by affiliates of GE.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased primarily as a result of a $253 million decrease in our Retirement Income and Investments segment, a $116 million decrease in our Affinity segment and a $107 million decrease in our Protection segment. The decrease in our Retirement Income and Investments segment was primarily attributable to a decrease related to the reinsurance transactions with UFLIC and a reclassification of variable annuity sales inducements paid to contractholders, which were classified as acquisition and operating expenses, net of deferrals, in 2003. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Protection segment was primarily related to a decrease in our payment protection insurance business attributable to the lower loss ratio in the payment protection insurance run-off block.

Interest credited. Interest credited decreased primarily as a result of a $189 million decrease in our Retirement Income and Investments segment that was primarily attributable to a decrease in interest credited associated with the reinsurance transactions with UFLIC. The decrease in interest credited was also the result of lower interest credited on institutional products due to a decrease in the average size of the in-force block.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased primarily as the result of a $121 million decrease in our Affinity segment, a $37 million decrease in our Mortgage Insurance segment and a $32 million decrease in our Corporate and Other Segment, partially offset by a $78 million increase in our Protection segment. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization. The decrease in our Mortgage Insurance segment was primarily attributable to a decrease in expenses primarily from lower underwriting expenses due to a decline in refinancing activity in the U.S., lower administrative costs and a decrease in the provision for indemnity liabilities related to a decline in mortgage loan origination. The decrease in our Corporate and Other segment was primarily attributable to a decrease in allocated expenses from GE as the result of our corporate reorganization and lower litigation expenses. The increase in our Protection segment was primarily attributable to an increase in our payment protection insurance business related primarily to an increase in commissions and other compensation arrangements in our run-off block, partially offset by decreased legal fees in our life insurance business following an agreement in principle to settle a class-action lawsuit in 2003 and lower other expenses and a decrease in the long-term care business primarily attributable to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased primarily as the result of a $135 million decrease in our Protection segment and a $58 million decrease in our Affinity segment. The decrease in our Protection segment was primarily attributable to a decrease in payment protection insurance due to our decision not to renew certain distribution relationships, partially offset by the impact of favorable changes in foreign exchange rates. The decrease in our Affinity segment relates to the exclusion of this segment as a result of our corporate reorganization.

Interest expense. Interest expense increased primarily as the result of a our revised debt structure following our corporate reorganization, as well as the full-year contribution of interest expense associated with securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003 and interest expense on non-recourse funding obligations issued in the third and fourth quarters of 2003 and the fourth quarter of 2004.

Provision for income taxes. The effective tax rate increased to 30.1% for the year ended December 31, 2004 from 29.9% for the year ended December 31, 2003. The increase in effective tax rate was primarily due to excess foreign tax credits as a result of the separation from GE, a decrease in benefits related to dividends received, and favorable examination developments in 2003, which did not recur in 2004, offset in part by IPO related transaction tax benefits recognized in connection with our corporate reorganization.

Net earnings from continuing operations. The increase in net earnings from continuing operations reflects increases in segment net earnings in each of our segments, except for our Affinity segment, whose net earnings decreased as a result of its exclusion as a result of our corporate reorganization.

Results of Operations by Segment

Management regularly reviews the performance of each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance) based on the after-tax net earnings (loss) of the segment, which excludes: (1) net realized investment gains (losses), (2) most of our interest and other financing expenses, (3) amounts reserved for the settlement of the class action litigation relating to sales practices in our life insurance companies, and (4) advertising, marketing and other corporate expenses. These excluded items are included in our Corporate and Other segment. Although these excluded items are significant to our consolidated financial performance, we believe that the presentation of segment net earnings (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net earnings (loss) attributable to the normal, recurring operations of our business. However, segment net earnings (loss) is not a substitute for net income determined in accordance with U.S. GAAP.

Protection segment

We offer U.S. customers life insurance, long-term care insurance, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

Segment results of operations

The following table sets forth the results of operations relating to our Protection segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC a block of long-term care insurance policies that we reinsured from Travelers in 2000, and we assumed from UFLIC in-force blocks of Medicare supplement insurance policies. The Travelers long-term care block was ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are not included after that date. Similarly, the Medicare supplement blocks were assumed from UFLIC in connection with our corporate reorganization on May 24, 2004, and its results are included after that date. As a result of the foregoing, our results of operations for the year ended December 31, 2005 are not comparable to this segment’s results of operations for the years ended December 31, 2004 and 2003.

	Years ended December 31,			Increase (Decrease) and Percentage Change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$4,476	$4,481	$4,588	$(5)	—%	$(107)	(2)%
Net investment income	1,284	1,224	1,199	60	5%	25	2%
Policy fees and other income	366	359	356	7	2%	3	1%

Total revenues	6,126	6,064	6,143	62	1%	(79)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,894	2,890	2,997	4	—%	(107)	(4)%
Interest credited	369	362	365	7	2%	(3)	(1)%
Acquisition and operating expenses, net of deferrals	1,337	1,184	1,106	153	13%	78	7%
Amortization of deferred acquisition costs and intangibles	589	779	914	(190)	(24)%	(135)	(15)%
Interest expense	52	15	3	37	247%	12	400%

Total benefits and expenses	5,241	5,230	5,385	11	—%	(155)	(3)%

Earnings before income taxes	885	834	758	51	6%	76	10%
Provision for income taxes	317	306	271	11	4%	35	13%

Segment net earnings	$568	$528	$487	$40	8%	$41	8%

The following table sets forth net earnings for the products included in our Protection segment:

	For the years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Segment net earnings:
Life insurance	$275	$245	$211	$30	12%	$34	16%
Long-term care insurance	172	172	171	—	—%	1	1%
Payment protection insurance	90	81	64	9	11%	17	27%
Group life and health insurance	31	30	41	1	3%	(11)	(27)%

Total segment net earnings	$568	$528	$487	$40	8%	$41	8%

2005 vs. 2004

Segment net earnings

The increase in life insurance net earnings was primarily attributable to growth of the in-force block, lower claims experience and improved universal life insurance investment spreads. The increase in our payment protection insurance net earnings business was attributable to an increase resulting from growth of our Continental Europe business and $3 million attributable to changes in foreign exchange rates. Net earnings in our long-term care business benefited from growth of the in-force block which was more than offset by lower than expected terminations and lower portfolio yields. In addition, our long-term care business benefited from reserve corrections which were offset in part by strengthening of certain claim reserves.

Revenues

Premiums decreased primarily as a result of a $103 million decrease in the payment protection business. This decrease was due to a decrease of $295 million in the U.K. market partially offset by a $163 million increase in Continental Europe and an increase of $29 million attributable to changes in foreign exchange rates. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business. The increase in Continental Europe was attributable to the growth due to new distribution relationships and the growth of consumer lending in those markets. The decrease was partially offset by a $54 million increase in our life insurance business primarily related to growth of the term life insurance in-force blocks and a $36 million increase in our group business that was due to growth of the non-medical in-force blocks. Our long-term care business increased modestly as growth in the in-force block was partially offset by an $83 million decrease attributable to the reinsurance transactions with UFLIC.

The increase in net investment income, which included $2 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, partially offset by declining yields on investments. The increase in average invested assets was primarily the result of new assets backing growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. This increase was partially offset by a decrease of $46 million as a result of a decline in average invested assets related to the reinsurance transactions with UFLIC and a runoff block of payment protection business in Europe. The decrease in weighted average investment yields was attributable to purchases of new assets in an interest rate environment where current market yields are lower than existing portfolio rates as well as investments in floating-rate securities from proceeds of our issuance of non-recourse funding obligations related to our term life insurance capital management strategy.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to a $30 million increase in our life business primarily due to growth of term life in-force block and less favorable universal life mortality offset in part by favorable term life mortality, and a $24 million increase in our group business primarily due to growth of the in-force blocks. The increases were partially offset by a $32 million decrease in our payment protection business. The decrease was primarily attributable to a decrease in claims in our run-off business, partially offset by $4 million attributable to changes in foreign exchange rates. Our long-term care business decreased $18 million attributable to a $102 million decrease related to the reinsurance transactions with UFLIC, and a $40 million correction of reserves related to a long-term care policy rider which had been incorrectly coded in our policy valuation system. These decreases were partially offset by an increase of $101 million primarily attributable to lower policy terminations and an increase associated with the aging of the in-force block. Additionally, our long-term care business had a $23 million increase relating to the strengthening of certain claim reserves.

Acquisition and operating expenses, net of deferrals, increased primarily due to a $117 million increase in our payment protection business. This increase was due to an increase in commissions and other expenses in our run-off block and an increase of $11 million attributable to changes in foreign exchange rates. Our long-term care business increased $24 million due to higher non-deferrable acquisition costs partially offset by a $17 million decrease related to the reinsurance transactions with UFLIC. Our life business increased $17 million primarily due to higher non-deferrable acquisition costs related to growth of new business sales.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $203 million decrease in our payment protection business. This decrease was primarily attributable to our run-off block partially offset by a $12 million increase attributable to changes in foreign exchange rates. Our life business decreased $14 million due to reduced software amortization and less favorable mortality in universal life that contributed to lower amortization. The decreases were partially offset by an $18 million increase in our long-term care primarily attributable to a $27 million increase to correct amortization related to an incorrectly coded long-term care policy rider, partially offset by an $8 million decrease attributable to the reinsurance transactions with UFLIC. Also partially offsetting the decrease was an increase of $9 million in our group business attributable to growth of the in-force block.

Interest expense increased $37 million as the result of an increase in average variable rate yields paid on non-recourse funding obligations supporting our term life insurance capital management strategy and the issuance of additional non-recourse funding obligations in the second and third quarters of 2005.

Provision for income taxes

The effective tax rate decreased to 35.8% for the year ended December 31, 2005 from 36.7% for the year ended December 31, 2004. The decrease in effective tax rate was primarily attributable to a reduction in excess foreign tax credits and a favorable examination development in 2005.

2004 vs. 2003

Segment net earnings

The increase in life insurance net earnings was primarily attributable to growth of the in-force block and lower legal expenses. The increase in payment protection insurance net earnings was primarily attributable to $10 million in one-time charges related to employee benefit costs, as well as an $8 million increase due to the favorable impact of foreign exchange rates and an increase due to growth in our continuing business, partially offset by the loss of certain foreign tax benefits. The increase in our long-term care insurance business was primarily attributable to the growth of the block, partially offset by a loss of earnings on invested capital attributable to a reallocation of capital to our Corporate and Other segment and decreased earnings as a result of the reinsurance transactions. The decrease in our group business was attributable to loss experience that was more in line with expectations.

Revenues

Premiums decreased primarily as a result of a $102 million decrease in long-term care insurance premiums, consisting of a $124 million decrease attributable to the reinsurance transactions with UFLIC, partially offset by a $22 million increase in premiums associated with the growth of the in-force block. The decrease was also the result of a $81 million decrease in payment protection insurance premiums, consisting of a $231 million decrease on a constant-currency basis, net of a $150 million increase attributable to changes in foreign exchange rates. The $231 million decrease consisted of a $393 million decrease in premiums in our run-off block, offset by a $162 million increase in our continuing business due to new distribution relationships and the growth of consumer lending in Continental Europe. These decreases were offset in part by a $61 million increase in life insurance premiums that was primarily attributable to growth of the term life insurance in-force block. The decreases were also offset in part by a $15 million increase in group premiums attributable to growth of the in-force block that was primarily attributable to an increase in sales of non-medical products as the result of enhancements in our life insurance and disability product offerings and the expansion of our dental network.

The increase in net investment income, which included $13 million due to changes in foreign exchange rates, was primarily the result of an increase in average invested assets, offset in part by declining yields on investments and by a decrease in invested capital allocated to this segment in preparation for our corporate reorganization and initial public offering.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of a $113 million decrease in our payment protection insurance business attributable to the lower loss ratio in the payment protection insurance run-off block, $27 million of which was attributable to changes in foreign exchange rates. The decrease was also attributable to an $85 million decrease in long-term care benefits and other changes in policy reserves, consisting of a $150 million decrease primarily attributable to the reinsurance transactions with UFLIC, partially offset by a $65 million increase primarily attributable to increased reserves and benefit payments resulting from the normal, expected increases in claims volume associated with the aging and continued growth of the long-term care in-force block. The decrease was partially offset by a $71 million increase in our life insurance business attributable to growth of the in-force block and less favorable claim experience compared to 2003, as well as a $19 million increase in our Group business primarily attributable to growth in the in-force block and loss ratios that were more in line with expectations after favorable results in 2003.

The increase in acquisition and operating expenses, net of deferrals, was primarily attributable to a $116 million increase in our payment protection insurance business related primarily to an increase in commissions and other compensation arrangements in our run-off block. This increase was partially offset by a $27 million decrease in our life insurance business primarily attributable to decreased legal fees following the agreement in principle to settle a class action lawsuit in 2003 and lower other expenses. The increase was also partially offset by an $18 million decrease in our long-term care insurance business primarily attributable to the reinsurance transactions with UFLIC.

The decrease in amortization of deferred acquisition costs and intangibles was primarily the result of a $184 million decrease in payment protection insurance due to our decision not to renew certain distribution relationships, partially offset by an increase of $69 million due to changes in foreign exchange rates. The decrease was also partially attributable to a $20 million decrease in our life insurance business due to lower 2004 lapses in our term life insurance block and lower amortization on our universal life insurance block due to additional investment income related to bond calls and favorable universal life insurance claims experience, both of which resulted in accelerated amortization in 2003 and did not recur in 2004.

Interest expense increased primarily as a result of interest paid on non-recourse funding obligations, issued in the third and fourth quarters of 2003 and the fourth quarter of 2004, supporting certain term life insurance policies.

Provision for income taxes

The effective tax rate increased to 36.7% for the year ended December 31, 2004 from 35.8% for the year ended December 31, 2003. The increase in effective tax rate was primarily due to excess foreign tax credits as a result of the separation from GE.

Protection selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Term life insurance
Net earned premiums	$779	$721	$664	$58	8%	$57	9%
Annualized first-year premiums	138	102	106	36	35%	(4)	(4)%
Revenue, net of reinsurance	919	831	746	88	11%	85	11%
Life insurance in-force, net of reinsurance (face amount)	379,378	329,014	296,942	50,364	15%	32,072	11%
Life insurance in-force before reinsurance (face amount)	540,257	481,985	457,738	58,272	12%	24,247	5%

Universal and whole life insurance
Net earned premiums and deposits	$408	$373	$402	$35	9%	$(29)	(7)%
Annualized first-year deposits	73	42	57	31	74%	(15)	(26)%
Revenue, net of reinsurance	704	687	697	17	3%	(10)	(1)%
Life insurance in-force, net of reinsurance (face amount)	40,711	41,745	43,726	(1,034)	(3)%	(1,981)	(5)%
Life insurance in-force before reinsurance (face amount)	49,353	50,775	53,074	(1,422)	(3)%	(2,299)	(4)%

Total life insurance
Net earned premiums and deposits	$1,187	$1,094	$1,066	$93	9%	$28	3%
Annualized first-year premiums	138	102	106	36	35%	(4)	(4)%
Annualized first-year deposits	73	42	57	31	74%	(15)	(26)%
Revenue, net of reinsurance	1,623	1,518	1,443	105	7%	75	5%
Life insurance in-force, net of reinsurance (face amount)	420,089	370,759	340,668	49,330	13%	30,091	9%
Life insurance in-force before reinsurance (face amount)	598,610	532,760	510,812	65,850	12%	21,948	4%

Term life insurance. The increase in term life insurance in-force during 2005 was primarily due to net growth of the in-force block as a result of increased competitiveness of our product offerings. This increase was also the primary driver for the increase in term life insurance net earned premiums and revenues. Term life annualized first year premiums increased as a result of competitive pricing, our expanded distribution and consistent service performance.

Universal and whole life insurance. Universal life annualized first-year deposits increased during 2005 primarily due to new product offerings acceptance in the market. The 2005 decrease in our in-force was due to lapses and cancellations on a block of single premium universal life insurance policies and the run-off on our closed block of whole life insurance.

The 2004 decrease in our in-force was due to lower production relative to our lapses and cancellations within our universal life insurance products and the run-off of our closed block of whole life insurance. The decrease in universal and whole life insurance net earned premiums, deposits and revenues was attributable to the discontinuation of our single premium universal life insurance product, lower sales due to an increase in pricing of selected universal life insurance products and the run-off of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business, which includes long-term care insurance, Medicare supplement insurance, as well as several run-off blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	For the years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Net earned premiums	$1,680	$1,672	$1,775	$8	—%	$(103)	(6)%
Annualized first-year premiums	170	162	240	8	5%	(78)	(33)%
Revenue, net of reinsurance	2,347	2,311	2,408	36	2%	(97)	(4)%

The increase in annualized first-year premiums during 2005 is primarily due to the broadening of our product offering in Medicare supplement and an increase in coverage elections by existing group long-term care participants. Annualized first-year premiums in individual long-term care products remained relatively flat due in part to the continued transition in the long-term care market. The reduction in annualized first-year premiums during 2004 is primarily due to our strategy to continue to price our products to achieve targeted returns and an overall market decline of 25%.

The increase in revenue during 2005, net of reinsurance was primarily due to an increase in net investment income primarily due to an increase in average invested assets backing growth of our long-term care in-force block. The decrease in revenue, net of reinsurance during 2004 was primarily due to the reinsurance transactions with UFLIC, which reduced premium and investment income.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	For the years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Gross written premiums	$1,829	$1,501	$2,175	$328	22%	$(674)	(31)%
Net earned premiums	1,324	1,427	1,507	(103)	(7)%	(80)	(5)%
Revenue, net of reinsurance	1,439	1,549	1,615	(110)	(7)%	(66)	(4)%

Gross written premiums increased during 2005 due to growth in the Continental European market. Net earned premiums and revenues decreased due to continued run-off of low return blocks of business in the U.K. market, partially offset by growth in the Continental European market.

Gross written premiums, net earned premiums and revenue, net of reinsurance decreased during 2004 due to run-off of low return blocks of business in the U.K. market.

Group life and health insurance

The following table sets forth selected operating performance measures regarding our group products for the periods indicated:

	For the years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Net earned premiums	$659	$623	$608	$36	6%	$15	2%
Annualized first-year premiums	174	171	144	3	2%	27	19%
Revenue, net of reinsurance	717	686	677	31	5%	9	1%

The increase in annualized first-year premiums during 2005 is attributable to an increase in sales in the non-medical products partially offset by lower sales in the medical products. Competition in the non-medical market has increased as insurance companies that have historically concentrated on the large case groups have recently begun entering the small case group market, where we primarily compete. This has increased competition and pricing pressure. The increase in revenue during 2005 was primarily due to an increase in net earned premiums resulting from an increase in sales of the non-medical products.

The increase in annualized first-year premiums during 2004 is attributable to an increase in sales of non-medical products as the result of enhancements in our life insurance and disability product offerings and the expansion of our dental network. The increase in revenue during 2004 was primarily due to an increase in net earned premiums resulting from an increase in sales of the non-medical products.

Retirement Income and Investments segment

We offer U.S. customers fixed and variable deferred annuities, income annuities, variable life insurance, asset management, and specialized products, including guaranteed investment contracts, or GICs, funding agreements and structured settlements.

Segment results of operations

The following table sets forth the results of operations relating to our Retirement Income and Investments segment. Prior to our corporate reorganization, we entered into several significant reinsurance transactions with UFLIC in which we ceded to UFLIC all of our in-force structured settlements contracts and substantially all of our in-force variable annuity contracts. These blocks of business were ceded to UFLIC in connection with our corporate reorganization on May 24, 2004, and those results are not included in our results after that date. As a result of the foregoing, our results of operations for the year ended December 31, 2005 are not comparable to this segment’s results of operations for the years ended December 31, 2004 and 2003.

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$855	$1,094	$1,049	$(239)	(22)%	$45	4%
Net investment income	1,813	1,996	2,511	(183)	(9)%	(515)	(21)%
Policy fees and other income	244	271	243	(27)	(10)%	28	12%

Total revenues	2,912	3,361	3,803	(449)	(13)%	(442)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,111	1,633	1,886	(522)	(32)%	(253)	(13)%
Interest credited	1,056	1,070	1,259	(14)	(1)%	(189)	(15)%
Acquisition and operating expenses, net of deferrals	259	250	239	9	4%	11	5%
Amortization of deferred acquisition costs and intangibles	131	170	190	(39)	(23)%	(20)	(11)%
Interest expense	3	1	—	2	200%	1	NM

Total benefits and expenses	2,560	3,124	3,574	(564)	(18)%	(450)	(13)%

Earnings before income taxes	352	237	229	115	49%	8	3%
Provision for income taxes	105	84	78	21	25%	6	8%

Segment net earnings	$247	$153	$151	$94	61%	$2	1%

The following table sets forth net earnings for the products included in our Retirement Income and Investments segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Segment net earnings:
Spread-based retail products	$151	$79	$109	$72	91%	$(30)	(28)%
Spread-based institutional products	37	30	29	7	23%	1	3%
Fee-based products	59	44	13	15	34%	31	238%

Total segment net earnings	$247	$153	$151	$94	61%	$2	1%

2005 vs. 2004

Segment net earnings

Segment net earnings from spread-based retail products increased $72 million primarily due to growth in assets under management, improved spreads and a $23 million increase primarily attributable to an adjustment to our commercial mortgage loan loss provision, an increase in bond calls and higher derivative income. This increase was also the result of a one-time charge of $32 million (after-tax) in 2004 related to an adjustment of reserving processes related to a small run-off block of equity-indexed annuities. Segment net earnings on spread-based institutional products increased $7 million primarily due to improved spreads and a $4 million increase in income on derivatives. Segment net earnings on fee-based products increased $15 million due primarily to growth in assets under management.

Revenues

The decrease in premiums was the result of a $238 million decrease in premiums attributable to lower sales in our life-contingent structured settlement and income annuities due to our continued pricing discipline in a continued low long-term interest rate environment.

The decrease in net investment income was primarily attributable to a decline in average invested assets related to reinsurance transactions with UFLIC in 2004 resulting in a $414 million decrease in investment income. This decrease was partially offset by a $113 million increase related to spread-based retail products due primarily to growth in assets under management and a $110 million increase in investment income related to spread-based institutional products due primarily to increased yields on floating rate investments. Included in the spread-based retail and spread-based institutional increases are higher derivative income, an adjustment to our commercial mortgage loan loss provision and higher bond call and mortgage prepayment income totaling $53 million.

The decrease in policy fees and other income was primarily due to a $56 million reduction related to the reinsurance transactions with UFLIC in 2004. This decrease was partially offset by a $29 million increase due primarily to growth in assets under management in fee-based products.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of a $281 million decrease related to the reinsurance transactions with UFLIC in 2004. This decrease was also the result of a $182 million decrease in structured settlements and income annuities due primarily to lower life-contingent sales of these products. Additionally, this decrease was the result of a one-time charge of $41 million in 2004 resulting from an adjustment of the reserving processes of a small run-off block of equity-indexed annuities.

The decrease in interest credited decreased primarily due to a $113 million decrease related to the UFLIC reinsurance transactions in 2004. Partially offsetting the decrease was a $94 million increase in interest credited on spread-based institutional products due primarily to higher average interest crediting rates on floating rate products.

The increase in acquisition and operating expenses, net of deferrals, was primarily due to an increase of $30 million in expenses due primarily to increased assets under management on fee-based and spread-based retail products. Partially offsetting the increase was a decrease in costs of $21 million resulting from the UFLIC reinsurance transactions in 2004.

The decrease in amortization of deferred acquisition costs and intangibles was primarily attributable to decreased amortization of $48 million resulting from the UFLIC reinsurance transactions in 2004. Partially offsetting this decrease was an increase of $9 million driven primarily by increased assets under management and improving investment spreads.

Provision for income taxes

The effective tax rate decreased to 29.8% for the year ended December 31, 2005 from 35.4% for the year ended December 31, 2004. This decrease in the effective tax rate was primarily attributable to favorable examination developments in 2005.

2004 vs. 2003

Segment net earnings

Segment net earnings on spread-based retail products decreased $30 million primarily due to a one-time charge of $32 million after-tax during 2004 related to an adjustment of reserving processes related to a small run-off block of equity-indexed annuities. Net income on fee-based products increased $31 million due primarily to an increase in fees received under contracts with GE entered into during 2004 to manage its municipal GIC business, as well as growth in assets under management.

Revenues

Premiums increased primarily as a result of a $68 million increase in premiums for life-contingent income annuities that was primarily attributable to new distribution relationships in 2004. The increase was partially offset by a $23 million decrease in premiums for life-contingent structured settlements that was primarily attributable to our decision to write those contracts only when we believe we will be able to achieve our targeted returns.

Net investment income decreased as a result of a decrease in average invested assets, primarily associated with assets transferred to UFLIC in connection with the reinsurance transactions, partially offset by new asset purchases. The decrease in net investment income also was the result of declining yields on investments.

Policy fees and other income increased primarily due to a $38 million increase in commission income due to increased sales of third-party products. The increase was also attributable to $34 million of fee income earned pursuant to new arrangements we entered into, effective as of January 1, 2004, to provide investment and administrative services related to a pool of municipal GICs issued by affiliates of GE. The increase was also attributable to a $10 million increase in fee income attributable to increased assets under management and a $10 million increase in asset management service fees. These increases were partially offset by a $62 million decrease in fee income primarily attributable to the reinsurance transactions with UFLIC.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of a $341 million decrease related to the reinsurance transactions with UFLIC. The decrease was also partially attributable to a $34 million reclassification in variable annuity sales inducements paid to contractholders, which were classified as acquisition and operating expenses, net of deferrals, in 2003. This reclassification was the result of the adoption of SOP 03-1 on January 1, 2004. The decrease was partially offset by a $68 million increase in reserves relating to life-contingent income annuities and a $17 million increase related to favorable mortality on income annuities in 2003 which did not recur in 2004. In addition, in the fourth quarter of 2004, we recorded a one-time charge of $49 million, $41 million of which was recorded in benefits and other changes in policy reserves. This charge related to a small run-off block of equity-indexed annuities and resulted from an adjustment of reserving processes.

Interest credited decreased primarily due to a $172 million decrease in interest credited as the result of the reinsurance transactions with UFLIC. This decrease was also the result of a $16 million decrease relating to lower interest credited on institutional products due to a decrease in the average size of the in-force block, as well as lower average interest crediting rates.

Acquisition and operating expenses, net of deferrals, increased primarily as a result of an increase of $32 million in commission and other expenses incurred in our fee-based products primarily due to increased sales. The increase was also the result of the reclassification of $33 million of variable annuity sales inducements paid to contractholders which were classified as deferred acquisition costs in the prior year. The increase was partially offset by a $45 million decrease in expenses associated with blocks of business ceded as part of the reinsurance transactions with UFLIC and a $7 million decrease in guarantee fund assessments.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of a $33 million decrease attributable to the reinsurance transactions with UFLIC. The decrease was partially offset by $8 million of accelerated amortization of deferred acquisition costs associated with variable life insurance.

Provision for income taxes

The effective tax rate increased to 35.4% for the year ended December 31, 2004 from 34.1% for the year ended December 31, 2003. The increase in effective tax rate was primarily the result of the impact of higher dividends received deduction benefits related to separate account annuity products in 2003.

Retirement Income and Investments selected operating performance measures

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Fixed annuities
Account value net of reinsurance, beginning of period	$15,113	$14,166	$13,753
Deposits	1,871	1,741	1,069
Interest credited	606	600	603
Surrenders, benefits and product charges	(2,043)	(1,394)	(1,259)

Account value net of reinsurance, end of period	$15,547	$15,113	$14,166

Income annuities
Account value net of reinsurance, beginning of period	$5,344	$5,008	$4,674
Net earned premiums and deposits	898	876	835
Interest credited	313	305	292
Surrenders, benefits and product charges	(875)	(845)	(793)

Account value net of reinsurance, end of period	$5,680	$5,344	$5,008

Structured settlements
Account value net of reinsurance, beginning of period	$533	$12,017	$11,544
Ceded to UFLIC, effective as of January 1, 2004	—	(12,017)	—
Net earned premiums and deposits	351	544	581
Interest credited	44	25	827
Surrenders, benefits and product charges	(57)	(36)	(935)

Account value net of reinsurance, end of period	$871	$533	$12,017

Total annualized first-year premiums from spread-based retail products	$855	$1,094	$1,049

Total deposits on spread-based retail products	$2,265	$2,067	$1,318

Fixed annuities. The account value net of reinsurance increased for 2005 and 2004 primarily due to the interest credited on the account value for each year. During 2005, the flattening of the yield curve resulted in a shift in demand to shorter duration instruments like bank certificates of deposit and money market funds from longer duration products like fixed annuities. Additionally, during 2005, we had several blocks of lower return, high guaranteed rate fixed maturity business mature. As we lowered crediting rates, we experienced a higher than historical level of surrenders. We expect this trend to continue in 2006 and 2007. To date, these surrender levels have been at or near our expected levels.

Income annuities. The account value net of reinsurance increased for 2005 and 2004 primarily due to the interest credited on the account value for each year.

Structured settlements. Effective January 1, 2004, we ceded to UFLIC all of our structured settlements in-force as of December 31, 2003. We continued to write structured settlements in 2004 and 2005 to the extent that we were able to achieve our targeted returns. Our continued pricing discipline in the low long-term interest rate environment was the primary reason for the lower sales of these products during 2005 and 2004.

Spread-based institutional products

The following table sets forth selected operating performance measures regarding our spread-based institutional products as of or for the dates indicated:

	As of or for years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
GICs and funding agreements
Account value, beginning of period	$9,541	$9,527	$10,274
Deposits (1)	3,699	3,056	3,702
Interest credited	375	281	296
Surrenders and benefits (1)	(3,838)	(3,323)	(4,745)

Account value, end of period	$9,777	$9,541	$9,527

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. In the years ended December 31, 2005, 2004 and 2003, surrenders and deposits included $1,378 million, $927 million and $1,675 million, respectively, that was redeposited and reflected under “Deposits.”

Spread-based institutional account values remained fairly consistent in 2005 and 2004 as we maintained our pricing discipline in order to achieve our targeted returns. Included in deposits is a $300 million funding agreement we issued in the fourth quarter of 2005 from a registered notes program we initiated. The increase in interest credited in 2005 was due to an increase in crediting rates on our floating rate products due to an increase in the short term rates.

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Variable annuities
Account value, beginning of period	$1,094	$10,904	$9,048
Ceded to UFLIC, effective as of January 1, 2004	—	(10,686)	—
Deposits	1,003	839	2,102
Interest credited and investment performance	105	77	1,356
Surrenders, benefits and product charges	(109)	(40)	(1,602)

Account value, end of period	$2,093	$1,094	$10,904

Variable life insurance
Account value, beginning of period	$345	$313	$256
Deposits	34	40	45
Interest credited and investment performance	27	41	43
Surrenders, benefits and product charges	(43)	(49)	(31)

Account value, end of period	$363	$345	$313

Third-party asset management
Account value, beginning of period	$3,974	$3,147	$2,180
Deposits	1,603	1,143	1,010
Interest credited and investment performance	185	258	338
Surrenders, benefits and product charges	(582)	(574)	(381)

Account value, end of period	$5,180	$3,974	$3,147

Effective January 1, 2004, we ceded to UFLIC substantially all of our variable annuities in-force as of December 31, 2003. During 2004, variable annuity deposits decreased primarily due to the implementation of fixed account deposit restrictions in the later part of 2003 and lower interest crediting rates. Deposits also decreased due to a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer. During 2005, we experienced an increase in variable annuity deposits driven by additional product features introduced during the year.

Third-party asset management deposits increased during 2005 due primarily to increased sales to new and existing clients. This increase was the result of the expansion of our wholesalers as well as the growth in our sales force of financial professionals from approximately 2,000 in 2004 to approximately 2,400 in 2005.

Mortgage Insurance segment

In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages.

Segment net earnings

The following table sets forth the results of operations relating to our Mortgage Insurance segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$882	$800	$716	$82	10%	$84	12%
Net investment income	287	254	218	33	13%	36	17%
Policy fees and other income	45	36	48	9	25%	(12)	(25)%

Total revenues	1,214	1,090	982	124	11%	108	11%

Benefits and expenses:
Benefits and other changes in policy reserves	162	165	115	(3)	(2)%	50	43%
Acquisition and operating expenses, net of deferrals	289	262	299	27	10%	(37)	(12)%
Amortization of deferred acquisition costs and intangibles	56	51	37	5	10%	14	38%

Total benefits and expenses	507	478	451	29	6%	27	6%

Earnings before income taxes	707	612	531	95	16%	81	15%
Provision for income taxes	200	186	162	14	8%	24	15%

Segment net earnings	$507	$426	$369	$81	19%	$57	15%

The following table sets forth net earnings for the products included in our Mortgage Insurance segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Segment net earnings:
U.S. mortgage insurance	$238	$224	$225	$14	6%	$(1)	0%
International mortgage insurance	269	202	144	67	33%	58	40%

Total segment net earnings	$507	$426	$369	$81	19%	$57	15%

2005 vs. 2004

The increase in our U.S. mortgage insurance business net earnings of $14 million was driven primarily by an increase in contract underwriting fees, a reduction in losses, $10 million of additional earnings related to intra-segment reinsurance and capital maintenance agreements with our international mortgage insurance business and a lower effective tax rate primarily due to favorable tax examination developments. Partially offsetting these items was a decline in premiums earned due to the run-off of insurance in-force. The increase in our international mortgage insurance business earnings of $67 million, including $18 million due to changes in foreign exchange rates, was driven primarily by the growth of the business and seasoning of our insurance in-force, offset partially by continued investments in our global expansion. Also included in international earnings was $6 million after-tax as a result of the release of unearned premium reserves on our single premium product relating to the completion of an European cancellation study in the first quarter of 2005, $6 million after-tax decrease in losses due to an adjustment to paid claims and a reserve factor update and the impact of increased reinsurance premiums ceded to our U.S. mortgage business.

Revenues

In our international mortgage insurance business, premiums increased by $95 million, including $26 million due to changes in foreign exchange rates, driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from new insurance written in prior years. Included in our international premiums was $10 million related to the release of unearned premium reserves on our single premium product due to the completion of a European cancellation study in the first quarter of 2005 and the impact of increased premiums ceded to our U.S. business of $12 million due to a reinsurance support agreement. The increase in international premiums was offset, in part, by a $13 million decrease in U.S. mortgage insurance premiums as a result of the continued decline in our in-force block due to an excess of policy cancellations over new insurance written. Also included in our U.S. premiums was the impact of increased international reinsurance premiums assumed.

The increase in net investment income, which included $9 million due to changes in foreign exchange rates, was primarily the result of an increase in invested assets associated with the growth of our international business.

The increase in policy fees and other income was primarily attributable to increased fees for contract underwriting services in our U.S. mortgage insurance business.

Benefits and Expenses

Benefits and other changes in policy reserves decreased primarily due to a $10 million decline in losses in our U.S. mortgage insurance business, primarily driven by favorable developments in reserves per delinquency. Included in the current year was a favorable adjustment to reserves on our prime bulk business of $5 million offset by an increase in losses for severely impacted areas associated with Hurricanes Katrina and Rita of $5 million. The reserve impact associated with Hurricanes Katrina and Rita was based on preliminary estimates from available information and may be affected by factors such as the pace of economic recovery in the affected areas. Accordingly, this reserve may change as new information becomes available. The U.S. decline was partially offset by a $7 million increase in our international mortgage business, $3 million of which was attributable to changes in foreign exchange rates. The international increase was primarily due to in-force growth and normal seasoning offset by a $9 million decrease in losses resulting primarily from favorable loss development as a result of updating loss development factors.

Acquisition and operating expenses increase was primarily attributable to an increase in costs in our existing international platforms, continued investment in potential new international mortgage insurance platforms and $5 million from changes in foreign exchange rates.

The increase in amortization of deferred acquisition cost and intangibles was primarily attributable to accelerated amortization of deferred acquisition costs in our U.S. mortgage insurance business principally related to continued low persistency rates during the year.

Provision for income taxes

Provision for income taxes increased $14 million, $9 million of which was attributable to changes in foreign exchange rates. The effective tax rate decreased to 28.3% for the year ended December 31, 2005 from 30.4% for the year ended December 31, 2004. This decrease in effective tax rate was primarily attributable to a favorable examination development and a reduction in excess foreign tax credits. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income.

2004 vs. 2003

The earnings in our U.S. mortgage insurance business remained relatively flat primarily due to lower acquisition and operating expenses, offset by declining earnings due to the continued decrease in the in-force block and an increase in our paid claims. The increase in the Mortgage Insurance segment earnings was primarily attributable to a $58 million increase in our international mortgage insurance business due to continued growth of the business, of which $23 million was due to favorable foreign exchange rates.

Revenues

Net earned premiums increased primarily as a result of a $125 million increase in premiums in our international mortgage insurance business, $35 million of which was attributable to favorable foreign exchange rates. The increase also was partially attributable to the aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. The increase in international premiums was partially offset by a $41 million decrease in our U.S. mortgage insurance premiums. This decrease in U.S. mortgage insurance premiums was primarily the result of the decline in our in-force block due to decreased demand for mortgage insurance as the result of a smaller market for mortgage originations, as well as a reduction in business from some mortgage lenders following our actions to restructure our captive reinsurance arrangements with premium risk cessions in excess of 25%.

Net investment income increased primarily as a result of a $32 million increase in investment income in our international business, $13 million of which was attributable to changes in foreign exchange rates, related to the growth in invested assets. Investment income in our U.S. mortgage insurance business increased $4 million due to increasing yields on invested assets. As discussed below under “Liquidity and Capital Resources,” our U.S. mortgage insurance business paid a $700 million dividend to our parent holding company in December 2004. This dividend reduced the invested assets in our U.S. mortgage insurance business at the end of 2004.

Policy fees and other income decreased primarily as a result of a $19 million decrease in fees for contract underwriting services attributable to lower refinancing activity in the U.S. This decrease was offset in part by a $7 million increase in fees from increased volume in our international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily as a result of a $28 million increase in U.S. paid losses and a $22 million increase primarily attributable to an increase in claims and loans in default associated with higher insurance in-force in our international mortgage insurance business, $4 million of which was due to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to a $54 million decrease in expenses that was primarily attributable to lower underwriting expenses due to a decline in refinancing activity in the U.S. and lower administrative costs, and a $17 million decrease in the provision for indemnity liabilities related to a decline in mortgage loan origination primarily attributable to decreased mortgage refinancing activity. These declines were offset in part by a $34 million increase in expenses to support the expansion of our international mortgage insurance business, $8 million of which was attributable to changes in foreign exchange rates.

The increase in amortization of deferred acquisition costs and intangibles was partially attributable to a $6 million increase in mortgage insurance amortization in the U.S. primarily due to accelerated amortization reflecting higher-than-expected early-year margins on recently written policies. The increase was also attributable to an $8 million increase in international insurance amortization due primarily to the continued growth of our international business, $2 million of which was attributable to changes in foreign exchange rates.

Provision for income taxes

The effective tax rate decreased to 30.4% for the year ended December 31, 2004 from 30.5% for the year ended December 31, 2003. This decrease in effective tax rate was primarily due to a decrease in state income taxes and an increase in the benefit of tax-exempt investment income, offset by the loss of foreign tax benefits as a result of the separation from GE. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income.

Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. and international mortgage businesses as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Primary insurance in-force:
U.S. mortgage insurance	$100,200	$108,900	$122,200	$(8,700)	(8)%	$(13,300)	(11)%
International mortgage insurance	244,200	192,600	136,300	51,600	27%	56,300	41%

Total primary insurance in-force	$344,400	$301,500	$258,500	$42,900	14%	$43,000	17%

Risk in force:
U.S. mortgage insurance	$22,300	$23,700	$26,900	$(1,400)	(6)%	$(3,200)	(12)%
International mortgage insurance	79,000	62,000	43,400	17,000	27%	18,600	43%

Total risk in-force	$101,300	$85,700	$70,300	$15,600	18%	$15,400	22%

Net premiums written:
U.S. mortgage insurance	$444	$453	$486	$(9)	(2)%	$(33)	(7)%
International mortgage insurance	720	620	464	100	16%	156	34%

Total net premiums written	$1,164	$1,073	$950	$91	8%	$123	13%

Net premiums earned:
U.S. mortgage insurance	$447	$460	$501	$(13)	(3)%	$(41)	(8)%
International mortgage insurance	435	340	215	95	28%	125	58%

Total net premium earned	$882	$800	$716	$82	10%	$84	12%

New insurance written:
U.S. mortgage insurance	$26,800	$28,100	$67,400	$(1,300)	(5)%	$(39,300)	(58)%
International mortgage insurance	78,500	51,800	39,200	26,700	52%	12,600	32%

Total new insurance written	$105,300	$79,900	$106,600	$25,400	32%	$(26,700)	(25)%

Primary insurance in-force and risk in-force

The increase in primary insurance in-force and risk in-force during 2005 and 2004 was driven primarily by new insurance written in our international business, as we continue to execute our global expansion strategy. Offsetting strong international increases in insurance in-force and risk in-force was a decline in our U.S. business. This decline was driven by continued low persistency rates, which have caused policy cancellations to exceed new insurance written.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective risk in-force” amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years 2003 through 2005, this factor was 35%.

Net premiums written

The increase in net premiums written during 2005 and 2004 was driven primarily by increases in new insurance written in our international business, partially offset by a decline in our U.S. net premiums written due to lower levels of insurance in force. The increase in our international business during 2005 of $100 million, which includes $43 million of favorable foreign exchange movements, was primarily driven by new insurance written growth in our Australian and European businesses. The increase in our international business during 2004 of $156 million, which includes $58 million of favorable foreign exchange movements, was primarily driven by new insurance written growth in our Canadian and Australian businesses.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the estimated expiration of risk. As of December 31, 2005, our unearned premium reserves in our international mortgage insurance business were $1.8 billion.

New insurance written

The increase in new insurance written during 2005 was driven by our international business. International new insurance written increased $26,700 million, which included $3,900 million of favorable foreign exchange movements, as a result of ongoing expansion of our customer base, continued account penetration and the selective expansion of our prime bulk product. Partially offsetting the international increase was a decline in U.S. new insurance written, which was driven entirely by lower new insurance written from our prime bulk product. Excluding the impact of bulk, our U.S. flow new insurance written increased 3% driven entirely by strong customer penetration.

New insurance written decreased during 2004 as the result of a decrease in our U.S. new insurance written, driven by significant refinancing activity in 2003 as well as increasing interest rates in 2004, which made refinancing of existing mortgages less attractive to consumers. This decrease was partially offset by an increase in our international new insurance written of $12,600 million, which included $5,600 million of favorable foreign exchange movements, primarily driven by increased account penetration in Canada, Australia and Europe.

Loss and expense ratios

	As of or for the years ended December 31,			Increase (decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Loss ratio:
U.S. mortgage insurance	26%	28%	20%	(2)%	8%
International mortgage insurance	10%	11%	7%	(1)%	4%
Total loss ratio	18%	21%	16%	(3)%	5%

Expense ratio:
U.S. mortgage insurance	44%	43%	53%	1%	(10)%
International mortgage insurance	21%	19%	17%	2%	2%
Total expense ratio	30%	29%	35%	1%	(6)%

The loss ratio (expressed as a percentage) is the ratio of incurred losses and loss adjustment expense to net premiums earned. During 2005, our loss ratio declined primarily due to loss favorability in our U.S. business and favorable reserve adjustments as a result of updating our loss development factors in our international business. Our international loss ratio, without the impact of favorable adjustments in 2005, would have increased modestly as a result of in-force growth and normal seasoning.

Our 2004 loss ratio increase is consistent with normal seasoning and growth of our businesses.

The expense ratio (expressed as a percentage) is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles. The increase in our 2005 expense ratio was primarily driven by our global expansion strategy as we continue to make investments in our current platforms and new markets. The

U.S. expense ratio in 2005 has increased as a result of accelerated amortization of deferred acquisition costs, due to continued low persistency throughout the year. Excluding the impact of accelerated deferred acquisition costs, the U.S. expense ratio would be down slightly reflecting the continued focus on expense management.

The decline in our 2004 expense ratio was primarily driven by the decline in U.S. costs associated with lower refinance activity. This decline was partially offset by our international investments in current platforms and new markets.

Affinity segment

The following table sets forth the historical results of operations relating to the Affinity segment. Because we did not acquire any of the Affinity segment businesses from GEFAHI in our corporate reorganization, this segment’s results of operations are included in our results of operations only for periods through May 24, 2004 and are not included in our financial information.

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$—	$88	$244	$(88)	(100)%	$(156)	(64)%
Net investment income	—	26	62	(26)	(100)%	(36)	(58)%
Policy fees and other income	—	104	260	(104)	(100)%	(156)	(60)%

Total revenues	—	218	566	(218)	(100)%	(348)	(61)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	80	196	(80)	(100)%	(116)	(59)%
Acquisition and operating expenses, net of deferrals	—	123	244	(123)	(100)%	(121)	(50)%
Amortization of deferred acquisition costs and intangibles	—	47	105	(47)	(100)%	(58)	(55)%

Total benefits and expenses	—	250	545	(250)	(100)%	(295)	(54)%

Earnings (loss) before income taxes	—	(32)	21	(32)	(100)%	(53)	(252)%
Provision (benefit) for income taxes	—	(18)	5	(18)	(100)%	(23)	(460)%

Segment net earnings (loss)	$—	$(14)	$16	$(14)	(100)%	$(30)	(188)%

2005 vs. 2004 and 2004 vs. 2003

Revenues, benefits and expenses, provision (benefit) for income taxes and segment net earnings for the Affinity segment decreased because the Affinity segment’s results are not included in our results of operations for periods after May 24, 2004.

Corporate and Other segment

The Corporate and Other segment consists primarily of unallocated corporate income and expenses (including amounts incurred in settlement of class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, most of our interest and other financing expenses and net realized investment gains (losses).

The following table sets forth the results of operations relating to our Corporate and Other segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenues:
Premiums	$84	$96	$110	$(12)	(13)%	$(14)	(13)%
Net investment income	152	148	61	4	3%	87	143%
Net realized investment gains(losses)	(2)	26	10	(28)	(108)%	16	160%
Policy fees and other income	18	54	8	(36)	(67)%	46	575%

Total revenues	252	324	189	(72)	(22)%	135	71%

Expenses:
Benefits and other changes in policy reserves	38	36	76	2	6%	(40)	(53)%
Acquisition and operating expenses, net of deferrals	104	83	115	21	25%	(32)	(28)%
Amortization of deferred acquisition costs and intangibles	18	17	18	1	6%	(1)	(6)%
Interest expense	238	201	137	37	18%	64	47%

Total benefits and expenses	398	337	346	61	18%	(9)	(3)%

Earnings (loss) before income taxes	(146)	(13)	(157)	(133)	NM	144	(92)%
Provision (benefit) for income taxes	(45)	(65)	(103)	20	(31)%	38	(37)%

Segment net earnings (loss)	$(101)	$52	$(54)	$(153)	294%	$106	(196)%

2005 vs. 2004

Segment net earnings (loss)

The decrease in net earnings for the year ended December 31, 2005 was primarily attributable higher impairments on fixed maturities and a decrease in policy fees and other income associated with a $25 million after-tax gain recognized in 2004 related to our waiver of contractual rights under an outsourcing services agreement with our global outsourcing provider, increases in stand-alone public company costs and interest expense as a result of changes to our debt structure as a result of our IPO, as well as, higher short-term interest rates on our short-term borrowings and the decreased benefit for income taxes due to nonrecurring IPO-related tax benefits recognized in 2004.

Revenues

Premiums decreased primarily as a result of decreased premiums from our Bermuda reinsurer attributable to the run-off of certain credit life insurance blocks.

The increase in net investment income was primarily due to limited partnerships, bond calls and mortgage prepayments partially offset by a decline in net investment income primarily attributable to lower income from consolidated securitization entities.

For a discussion of the change in net realized investment gains, see the comparison for this line item under “—Results of Operations.”

Policy fees and other income decreased primarily as a result of a $40 million gain recognized in the fourth quarter of 2004 related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily as a result of claims loss deterioration at our Mexico subsidiary, GE Seguros.

Acquisition and operating expenses, net of deferrals, increased primarily as a result of a $22 million increase in stand-alone costs resulting from expenses related to insurance, legal entity consolidation, and establishing the Genworth brand, and $19 million relating to the issuance of stock options and stock appreciation rights. These increases were partially offset by lower litigation settlement expenses of $12 million and proceeds received from errors and omissions insurance settlements of $9 million.

Interest expense consists of interest and other financial charges related to our debt that is not allocated for segment reporting purposes. The increase was principally the result of the changes to our debt structure and increase in short-term interest rates on our outstanding commercial paper.

Despite having higher pre-tax losses, the decreased benefit for income taxes was primarily attributable to nonrecurring IPO-related transaction tax benefits in 2004.

2004 vs. 2003

The increase in segment net earnings for the year ended December 31, 2004 was primarily the result of an increase in net investment income primarily attributable to an increase in invested assets not required to be allocated to our operating segments, a $47 million tax benefit recognized in connection with our corporate reorganization, a $25 million after-tax gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, and an increase in invested assets not required to be allocated to our operating segments partially offset by an increase in interest expense attributable to our revised debt structure following our corporate reorganization.

Revenues

Premiums decreased primarily as a result of decreased premiums from our Bermuda reinsurer attributable to the run-off of certain credit life insurance blocks.

Net investment income increased primarily as a result of an increase in investment income associated with an increase in invested assets not required to be allocated to our operating segments. The increase was also the result of a $28 million increase in interest income from two securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003 and an $18 million increase in partnership income.

For a discussion of the change in net realized investment gains, see the comparison for this line item under “—Results of Operations.”

Policy fees and other income increased primarily as a result of a $40 million gain related to our waiver of contractual rights under an outsourcing services agreement with GE’s global outsourcing provider, 60% of which was sold in the fourth quarter.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of lower litigation expenses and higher reserves at our Bermuda reinsurer.

Acquisition and operating expenses, net of deferrals, decreased primarily as a result of $36 million lower allocated expenses from GE resulting from our corporate reorganization, $26 million of lower litigation expenses and $13 million of lower operating and other expenses. These decreases were partially offset by expenses of $20 million relating to the issuance of stock options and stock appreciation rights in connection with our corporate reorganization and $23 million relating to the costs of establishing the Genworth brand.

Interest expense increased primarily as a result of $45 million of interest expense associated with our revised debt structure following our corporate reorganization and a $20 million increase attributable to the securitization entities that were consolidated in our financial statements in connection with our adoption of FIN 46 on July 1, 2003.

The decreased benefit for income taxes was primarily due to a lower pre-tax loss in 2004, a one-time reduction in U.K. taxes related to the restructuring of our U.K. legal entities and favorable examination developments in 2003, which did not recur in 2004. This decrease was partially offset by $47 million of IPO related transaction tax benefits recognized in connection with our corporate reorganization.

Investments

Investment results

The following table sets forth information about our investment income, excluding realized gains and losses, for the components of our investment portfolio for the periods indicated:

	For the years ended December 31,						Increase (Decrease)
	2005		2004		2003		2005 vs. 2004		2004 vs. 2003
(Dollar amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.6%	$2,719	5.7%	$2,925	6.2%	$3,354	(0.1)%	$(206)	(0.5)%	$(429)
Fixed maturities—non-taxable	4.5%	128	4.5%	132	4.0%	128	—%	(4)	0.5%	4
Commercial mortgage loans	6.7%	457	6.4%	381	7.2%	410	0.3%	76	(0.8)%	(29)
Equity securities	8.9%	25	5.1%	23	2.8%	27	3.8%	2	2.3%	(4)
Other investments	8.1%	73	8.9%	58	2.4%	17	(0.8)%	15	6.5%	41
Policy loans	8.6%	110	8.2%	94	8.3%	88	0.4%	16	(0.1)%	6
Restricted investments held by securitization entities	6.4%	50	6.6%	64	4.9%	36	(0.2)%	(14)	1.7%	28
Cash, cash equivalents and short-term investments	2.5%	45	1.0%	23	1.6%	58	1.5%	22	(0.6)%	(35)

Gross investment income before expenses and fees	5.7%	3,607	5.6%	3,700	5.9%	4,118	0.1%	(93)	(0.3)%	(418)
Expenses and fees		(71)		(52)		(67)		(19)		15

Net investment income	5.6%	$3,536	5.5%	$3,648	5.8%	$4,051	0.1%	$(112)	(0.3)%	$(403)

Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability.

The 2005 increase in overall investment yields was primarily attributable to a $32 million fourth quarter adjustment of our commercial mortgage loan loss reserves, higher derivative income from non-qualifying hedges and limited partnership income, partially offset by purchases of new assets in an interest rate environment where current market yields were lower than existing portfolio yields.

The 2004 decline in taxable fixed maturity investment yields and overall investment yields was primarily attributable to purchases of assets in an interest rate environment where current market yields were lower than the existing portfolio yields.

The following table sets forth gross realized investment gains and losses resulting from the sales and impairments of investment securities classified as available for sale:

(Dollar amounts in millions)	2005	2004	2003
Gross realized investment
Gains on sale	$108	$90	$473
Losses on sale	(39)	(38)	(239)
Impairment losses	(71)	(26)	(224)

Net realized investment gains (losses)	$(2)	$26	$10

For a discussion of the change in gross realized investment gains and losses, see the comparison for this line item under “—Results of Operations.”

Mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Balance as of January 1	$52	$50	$45
Provision	11	7	8
Release	(32)	—	—
Amounts written off, net of recoveries	—	(5)	(3)

Balance as of December 31	$31	$52	$50

During 2005, we adjusted our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $32 million ($19 million net of deferred acquisition costs and of tax) of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale
Public	$40,539	59%	$40,150	60%
Private	13,252	19	12,274	18
Commercial mortgage loans	7,558	11	6,051	9
Other investments	2,772	4	3,996	6
Policy loans	1,350	2	1,224	2
Restricted investments held by securitization entities	685	1	860	1
Equity securities, available for sale	367	1	374	1
Cash, cash equivalents and short-term investments	1,900	3	2,210	3

Total cash and invested assets	$68,423	100%	$67,139	100%

The total investment portfolio increased $1.3 billion in 2005. The increase was primarily due to net purchases of investments from the positive net cash flows generated by our business segments and our financing activities, partially offset by a $659 million reduction in the fair value of our investments primarily as a result of a higher interest rate environment.

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

For the twelve months ended December 31, 2005, 2004 and 2003 we recognized impairments of $71 million, $26 million and $224 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. The aggregate fair value of securities sold at a loss during twelve months ended December 31, 2005 was $2,076 million, which was approximately 98.4% of book value.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less Than 12 Months			12 Months or more
2005	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$281	$(2)	24	$82	$(2)	11
Tax exempt	385	(3)	114	40	(1)	18
Government—non U.S.	392	(3)	75	78	(1)	11
U.S. corporate	7,079	(167)	731	1,466	(64)	195
Corporate—non U.S.	2,884	(57)	338	777	(27)	88
Mortgage and asset backed	6,813	(111)	652	1,181	(31)	207

Subtotal, fixed maturities	17,834	(343)	1,934	3,624	(126)	530
Equity securities	18	—	12	27	(3)	26

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

% Below cost—fixed maturities:
<20% Below cost	$17,789	$(327)	1,925	$3,579	$(106)	515
20-50% Below cost	45	(15)	7	44	(19)	14
>50% Below cost	—	(1)	2	1	(1)	1

Total fixed maturities	17,834	(343)	1,934	3,624	(126)	530

% Below cost—equity securities:
<20% Below cost	18	—	8	26	(3)	12
20-50% Below cost	—	—	1	1	—	7
>50% Below cost	—	—	3	—	—	7

Total equity securities	18	—	12	27	(3)	26

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

Investment grade	$16,933	$(305)	1,765	$3,453	$(106)	482
Below investment grade	892	(38)	167	180	(21)	52
Not Rated—Fixed maturities	20	—	5	—	—	—
Not Rated—Equities	7	—	9	18	(2)	22

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

The investment securities in an unrealized loss position as of December 31, 2005 consist of 2,502 securities accounting for unrealized losses of $472 million. Of these unrealized losses 87% are investment grade (rated AAA through BBB-) and 92% are less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

For the investment securities in an unrealized loss position as of December 31, 2005, 13 securities are below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $14 million. These securities consist of four issuers primarily in the airline and automotive industries and are current on all terms. All airline securities are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these airline security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. The unrealized loss on the automotive investments was primarily caused by legacy issues and declines in market share. The automotive issuer continues to maintain significant liquidity relative to its maturity and we expect to collect full principal and interest.

Because management expects these investments to continue to perform as to their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the periods indicated:

	Years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
			(Revised)
Net cash from operating activities	$3,479	$5,605	$3,380
Net cash from investing activities	(3,277)	(4,940)	(1,994)
Net cash from financing activities	(248)	(791)	(2,200)

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows for the year ended December 31, 2005 from operating activities was primarily the result of the timing of cash settlement for other assets and other liabilities.

As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities.

The decrease in net cash used in investing activities for the year ended December 31, 2005 compared to December 31, 2004 was primarily the result of less cash provided by our operating activities, as discussed above, partially offset by a decrease in net cash used in our financing activities. Within our investing activities, during 2003, we received $2,126 million of proceeds and dividends associated with the sale of our Japanese life insurance and domestic auto and homeowners’ insurance businesses.

Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts and changes in the cash collateral for loaned securities under our securities lending program. During 2005, uses of cash included a treasury stock acquisition of $500 million, dividend payments to our stockholders of $128 million and net redemptions on investment contracts of $84 million. These uses of cash were partially offset by an issuance of $500 million in non-recourse funding obligations. During 2004, our financing activities primarily related to our corporate reorganization, including changes to our debt structure, and dividends paid to GE. During 2003, the primary use of cash was the payment of dividends to GE.

We have revised our 2003 statement of cash flows to include cash flow information related to discontinued operations as described in note 15 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”

Total assets were $105.3 billion as of December 31, 2005, compared to $103.9 billion as of December 31, 2004. The increase in total assets was driven primarily by increased balances of fixed maturity securities and commercial mortgage loans driven primarily by normal business growth. Offsetting these increases in total assets was a decrease in other invested assets due to a reduction in the participation in our securities lending program and the $500 million stock repurchase.

Total liabilities were $92.0 billion as of December 31, 2005, compared to $91.0 billion as of December 31, 2004. The increase in total liabilities was primarily driven by an increase in our future annuity and contract benefits liability offset partially by a decrease in other liabilities primarily due to a reduction in the participation in our securities lending program.

Genworth Financial, Inc.—holding company

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

We declared and paid dividends of $3,168 million to GE during 2003, including a dividend of $2,930 million paid on December 15, 2003. This dividend included the distribution of proceeds from the sale of our Japanese life insurance and domestic auto and homeowners’ insurance businesses, which closed on August 29, 2003, and other dividends received from our insurance subsidiaries. During 2003, we also paid $64 million in dividends declared in 2002. During 2004, as part of our corporate reorganization and prior to the IPO, we paid dividends of $2,029 million to GE. Since the completion of the IPO, we declared a dividend on our common stock of $32 million in each of the third and fourth quarters of 2004. The fourth quarter dividend was paid in January 2005. During 2005, we declared dividends on our common stock of $132 million, of which $35 million was paid in January 2006. In the third quarter of 2005, we increased our quarterly dividend 15% from $0.065 per share to $0.075 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, earnings, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2005, 2004 and 2003, we received dividends from our insurance subsidiaries of $639 million ($76 million of which were deemed “extraordinary”), $2,111 million ($1,244 million of which were deemed “extraordinary”) and $1,472 million ($1,400 million of which were deemed “extraordinary”), respectively. In addition, during the year ended December 31, 2003, we received dividends from insurance subsidiaries related to discontinued operations of $495 million. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings.

In December 2004, we received a dividend of $700 million from our U.S. mortgage insurance business (included above in dividends paid by our insurance subsidiaries) following the release of statutory contingency reserves from that business. In December 2004, we used $550 million of those proceeds to repay the Contingent Note issued to GEFAHI as part of our corporate reorganization, and we retained the remainder at our holding company to pay debt servicing expenses and dividends on our common stock. We anticipate that in the fourth quarter of 2006, the $100 million that remains will be made available for general corporate purposes.

Based on statutory results as of December 31, 2005, we estimate our subsidiaries could pay dividends of approximately $1,300 million to us in 2006 without obtaining regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, as described under “—Overview—Separation from GE and related financial arrangements—Services provided to GE,” payments from our subsidiaries pursuant to tax sharing arrangements, borrowings pursuant to our credit facilities, and proceeds from any additional issuances of commercial paper.

The following table sets forth our parent company only cash flows for the periods indicated:

	Years ended December 31,		Period from October 23, 2003 to December 31, 2003
(Dollar amounts in millions)	2005	2004
Net cash from operating activities	$848	$700	$—
Net cash from investing activities	48	(72)	—
Net cash from financing activities	(664)	(528)	—

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. During 2005, the increase in cash provided by operating activities was primarily a result of an increase in dividends received from our subsidiaries and the timing of cash settlement for other assets and other liabilities offset by an increase in the net loss of our parent company (excluding earnings from our subsidiaries).

Cash flows from investing activities are affected by the capital contributions paid to subsidiaries and investment activity. For the year ended December 31, 2005, we received $49 million from fixed maturity investment maturities. For the year ended December 31, 2004, we made $72 million in subsidiary capital contributions.

Cash flows from financing activities are affected by payments and proceeds from our borrowings, dividends paid to our stockholders and treasury stock acquisitions. For the year ended December 31, 2005, we acquired $500 million of treasury stock and paid $128 million in dividends to our stockholders. For the year ended December 31, 2004, the decrease in cash from financing activities was primarily due to $2.3 billion in payments, net, on short-term borrowings with GE and the repayment of the $550 million Contingent Note. Additionally, in 2004, we paid $32 million in dividends to our stockholders. These payments were partially offset by the issuance of $1.9 billion in senior notes and the issuance of $499 million in commercial paper, net.

In connection with our corporate reorganization, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation is $477 million as of December 31, 2005.

We have provided liquidity support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling $418 million and $302 million as of December 31, 2005 and 2004, respectively. The majority of these obligations are backed by assets held in our insurance subsidiaries which we believe sufficiently cover the underlying obligations.

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements under applicable put option provisions.

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

As of December 31, 2005, we had approximately $2.7 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.7 billion aggregate amount outstanding as of December 31, 2005, $1.0 billion had put option features including $558 million with put options features of 90 days and $450 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of December 31, 2005, our total cash and invested assets was $68.4 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted investments held by securitization entities are relatively illiquid. These asset classes represented approximately 34% of the carrying value of our total cash and invested assets as of December 31, 2005.

During the third quarter of 2005, certain of our domestic life insurance subsidiaries transferred approximately $1.7 billion of primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies.

Capital resources and financing activities

In September 2005, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 4.95% per year payable semi-annually, and maturing in October 2015 (“2015 Notes”). The 2015 Notes are our direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2015 Notes are not guaranteed by any of our subsidiaries. We have the option to redeem all or a portion of the 2015 Notes, at any time with proper notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

The net proceeds from the issuance of $348 million from the 2015 Notes were used to reduce our outstanding commercial paper borrowings. The commercial paper was issued under a $1 billion commercial paper program that we have established. As of December 31, 2005 the aggregate amount of our outstanding commercial paper borrowings was $152 million. We may issue additional commercial paper under this program from time to time.

In 2005, our wholly-owned subsidiaries, River Lake Insurance Company II and River Lake Insurance Company, issued non-recourse funding obligations of $300 million and $200 million, respectively. These issuances are in addition to the $900 million of non-recourse funding obligations previously issued by River Lake Insurance Company and River Lake Insurance Company II. As of December 31, 2005 and 2004 there were $1.4 billion and $900 million of non-recourse funding obligations outstanding, respectively. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

In April 2005, we entered into a five-year revolving credit facility, which matures in April 2010, replacing our 364-day credit facility, which was scheduled to mature in May 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of December 31, 2005, we had utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries.

In 2004 we issued senior notes having an aggregate principal amount of $1.9 billion. The $1.9 billion aggregate principal amount of senior notes included $500 million LIBOR Floating Rate Notes due 2007, $500 million 4.75% Notes due 2009, $600 million 5.75% Notes due 2014, and $300 million 6.50% Notes due 2034. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates are 3.39% on the 2007 Notes, 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes.

In connection with our corporate reorganization, we assumed ¥60 billion in Yen Notes from GEFAHI. In the third quarter of 2004, we retired the ¥3 billion of Yen Notes that were transferred to us. We entered into arrangements to swap our obligations under the Yen Notes to a U.S. dollar obligation with a principal amount of $491 million and bearing interest at a rate of 4.84% per annum.

In connection with our secondary offering completed in March 2005, we repurchased 19.4 million shares of our Class B Common Stock directly from GE, which were automatically converted to Class A Common Stock upon the transfer of these shares to us, for an aggregate price of $500 million.

On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $750 million of its common stock over the next 18 months. We expect the purchases to be made from time to time in the open market or in privately negotiated transactions, and will be funded from cash and/or the proceeds from issuance of debt securities. Privately negotiated transactions could include repurchases from GE, currently the owner of approximately 18% of our common stock.

We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations, will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, refer to note 13 in our financial statements under “Item 8.—Financial Statements and Supplementary Data”.

Contractual obligations and commercial commitments

We enter into obligations to third-parties in the ordinary course of our operations. These obligations, as of December 31, 2005, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

	Payments due by period
(Dollar amounts in millions)	Total	2006	2007-2008	2009-2010	2011 and thereafter
Borrowings(1)	$4,988	$152	$500	$1,100	$3,236
Operating lease obligations	151	34	49	31	37
Purchase obligations(2)	419	311	48	42	18
Securities lending and repurchase obligations(3)	2,270	1,832	438	—	—
Insurance liabilities(4)	67,038	11,454	14,299	11,593	29,692
Other contractual liabilities(5)	593	20	45	70	458

Total contractual obligations	$75,459	$13,803	$15,379	$12,836	$33,441

(1)	Includes principal of our short- and long-term borrowings, non-recourse funding obligations, senior notes underlying Equity Units and mandatorily redeemable Series A Preferred Stock, as described in note 13 to our financial statements. Any payment of principal of, including by redemption, or interest on, the non-recourse funding obligations is subject to regulatory approval.
(2)	Includes contractual purchase commitments; excludes funding commitments entered into in the ordinary course of business.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2006.
(4)	Includes guaranteed investment contracts and funding agreements, structured settlements and income annuities (including contracts we ceded to UFLIC, because we remain the primary obligor under those contracts), based upon scheduled payouts, as well as those contracts with reasonably determinable cash flow, such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts.
(5)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 14 to our financial statements), derivatives, unearned premiums and certain other items.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2005 and December 31, 2004 were $1.5 billion and $1.6 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the years ended December 31, 2005 and 2004. Securitization transactions resulted in net gains, before taxes, of approximately $43 million for the year ended December 31, 2003.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of December 31, 2005, we provided limited recourse for a maximum of $119 million of credit losses. To date we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

As part of our corporate reorganization, we issued $600 million of our Equity Units. These Equity Units consist of two separate and detachable contracts as follows:

•	a contract to purchase shares of our Class A Common Stock, which we refer to as the stock purchase contracts or forward sale commitment

•	a $25 ownership interest in our 3.84% senior notes due in 2009

For a more complete description of the Equity Units, refer to note 13 in our financial statements under “Item 8—Financial Statements and Supplementary Data.” The stock purchase contract is, for accounting purposes, a derivative financial instrument indexed to and potentially settled in company stock. We have recorded the stock purchase contract in the equity section of our balance sheet. As such, this derivative financial instrument is not required to be marked to market through earnings and therefore was included in our balance sheet at the original value of $37 million. Had this forward sale commitment not qualified to be classified in equity, we would be required to record a derivative liability of $308 million and $150 million with a change in value of $(158) million and $(113) million recorded currently in earnings for the periods ended December 31, 2005 and 2004, respectively.

Securitization Entities

GE Capital, our former controlling shareholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third-party. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities. When GE’s ownership of us is reduced to a de minimis level, these securitization entities will no longer be consolidated in our financial statements.

Our inclusion of these assets and liabilities does not change the economic or legal characteristics of the asset sales. Liabilities of these consolidated entities will be repaid with cash flows generated by the related assets. Credit recourse to us remains limited to the credit support described above. We included $50 million of revenue, $3 million of general expenses and $38 million of interest expense associated with these newly consolidated entities in our financial statements for the year ended December 31, 2005. For the year ended December 31, 2004, we included $64 million of revenue, $3 million of general expenses and $47 million of interest expense associated with these entities in our financial statements. Our consolidation of these securitization entities had no effect on our previously reported earnings.

The following table summarizes the assets and liabilities associated with the securitization entities we included in our Statement of Financial Position, which are part of our Corporate and Other segment as of December 31, 2005 and 2004:

	December 31,
(Dollar amounts in millions)	2005	2004
Assets:
Restricted investments held by securitization entities	$685	$860
Other assets	44	24

Total(1)	$729	$884

Liabilities:
Borrowings related to securitization entities	$660	$849
Other liabilities	15	3

Total	$675	$852

(1)	Includes $25 million and $31 million of retained interests in securitized assets as of December 31, 2005 and 2004, respectively, that are consolidated.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our Mortgage Insurance segment, the level of delinquencies, which increases the likelihood of losses, tends to decrease in the first and second quarters of the calendar year and increase in the third and fourth quarters. As a result, we have experienced lower levels of losses resulting from delinquencies in the first and second quarters, as compared with the third and fourth quarters.

Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates.

New Accounting Standards

Recently adopted

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

Accounting pronouncements not yet adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment—an amendment of FASB Statements No. 123 and 95, which we adopted effective January 1, 2006. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and do not expect the adoption of SFAS 123R to have a material impact on our results of operations or financial position.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that SOP 05-1 will have on our results of operations and financial position.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2005 and 2004 was $67 billion and $65 billion, respectively, of which 81% and 80%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2005 and 2004, 32% and 29%, respectively, of our net earnings from continuing operations were generated by our international operations.

We use derivative financial instruments, such as interest rate and foreign currency swaps, foreign currency forward contracts, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $2.9 billion, based on our securities positions as of December 31, 2005.

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2005, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our net earnings from continuing operations by approximately $40 million.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $5 million, based on our equity positions as of December 31, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account and private asset management products, which depend upon fees that are related primarily to the value of assets under management, in relation to total change in fair value of the hedged item.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded to or below Moody’s “Baa” or S&P’s “BBB.”

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

The following table sets forth derivative counterparty credit limits by credit rating:

S&P rating	Moody’s rating	Long-term (exposures over one year) net of collateral	Aggregate limits (including those under one year) net of collateral	Aggregate Limit (gross of collateral)
		(Dollar amounts in millions)
AAA	Aaa	$50	$125	$300
AA-	Aa3	25	100	250
A	A2	15	90	200

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying statement of financial position of Genworth Financial, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genworth Financial Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 23, 2006

Genworth Financial, Inc.

Statement of Earnings

(Dollar amounts in millions, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
Premiums	$6,297	$6,559	$6,707
Net investment income	3,536	3,648	4,051
Net realized investment gains (losses)	(2)	26	10
Policy fees and other income	673	824	915

Total revenues	10,504	11,057	11,683

Benefits and expenses:
Benefits and other changes in policy reserves	4,205	4,804	5,270
Interest credited	1,425	1,432	1,624
Acquisition and operating expenses, net of deferrals	1,989	1,902	2,003
Amortization of deferred acquisition costs and intangibles	794	1,064	1,264
Interest expense	293	217	140

Total benefits and expenses	8,706	9,419	10,301

Earnings from continuing operations before income taxes and accounting change	1,798	1,638	1,382
Provision for income taxes	577	493	413

Net earnings from continuing operations before accounting change	1,221	1,145	969
Net earnings from discontinued operations, net of taxes	—	—	186
Gain (loss) on sale of discontinued operations, net of taxes	—	7	(74)

Net earnings before accounting change	1,221	1,152	1,081
Cumulative effect of accounting change, net of taxes	—	5	—

Net earnings	$1,221	$1,157	$1,081

Basic earnings per common share	$2.57	$2.36	$2.21

Diluted earnings per common share	$2.52	$2.36	$2.21

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Financial Position

(Dollar amounts in millions)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$53,791	$52,424
Equity securities available-for-sale, at fair value	367	374
Commercial mortgage loans	7,558	6,051
Policy loans	1,350	1,224
Short-term investments	25	247
Restricted investments held by securitization entities	685	860
Other invested assets	2,772	3,996

Total investments	66,548	65,176
Cash and cash equivalents	1,875	1,963
Accrued investment income	733	733
Deferred acquisition costs	5,586	5,020
Intangible assets	782	780
Goodwill	1,450	1,465
Reinsurance recoverable	18,245	18,535
Other assets ($44 and $24 restricted in securitization entities)	967	1,322
Separate account assets	9,106	8,884

Total assets	$105,292	$103,878

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,749	$61,698
Liability for policy and contract claims	3,364	3,329
Unearned premiums	3,647	3,597
Other policyholder liabilities	507	638
Other liabilities ($15 and $3 restricted in securitization entities)	4,575	6,792
Non-recourse funding obligations	1,400	900
Short-term borrowings	152	559
Long-term borrowings	2,736	2,442
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,386	624
Borrowings related to securitization entities	660	849
Separate account liabilities	9,106	8,884

Total liabilities	91,982	91,012

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 404 million and 147 million shares issued as of December 31, 2005 and 2004, respectively; 385 million and 147 million shares outstanding as of December 31, 2005 and 2004, respectively	—	—
Class B common stock, $0.001 par value; 700 million shares authorized; 86 million and 343 million shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	10,671	10,612

Accumulated other comprehensive income:
Net unrealized investment gains	760	1,019
Derivatives qualifying as hedges	389	268
Foreign currency translation and other adjustments	255	321

Total accumulated other comprehensive income	1,404	1,608
Retained earnings	1,735	646
Treasury stock, at cost (19 million shares as of December 31, 2005)	(500)	—

Total stockholders’ equity	13,310	12,866

Total liabilities and stockholders’ equity	$105,292	$103,878

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Changes in Stockholders’ Equity

(Dollar amounts in millions)

	Additional Paid in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2002	$8,079	$835	$7,838	$—	$16,752

Comprehensive income:
Net earnings	—	—	1,081	—	1,081
Net unrealized gains (losses) on investment securities	—	300	—	—	300
Derivatives qualifying as hedges	—	93	—	—	93
Foreign currency translation and other adjustments	—	444	—	—	444

Total comprehensive income					1,918
Dividends and other transactions with GE	298	—	(3,168)	—	(2,870)

Balances as of December 31, 2003	8,377	1,672	5,751	—	15,800

Comprehensive income:
Net earnings	—	—	1,157	—	1,157
Net unrealized gains (losses) on investment securities	—	(465)	—	—	(465)
Derivatives qualifying as hedges	—	273	—	—	273
Foreign currency translation and other adjustments	—	162	—	—	162

Total comprehensive income					1,127
Dividends and other transactions with GE prior to our corporate reorganization	2,190	(34)	(6,198)	—	(4,042)
Transactions subsequent to our corporate reorganization:
Dividends to stockholders	—	—	(64)	—	(64)
Stock-based compensation	29	—	—	—	29
Capital contributions from GE	16	—	—	—	16

Balances as of December 31, 2004	10,612	1,608	646	—	12,866

Comprehensive income:
Net earnings	—	—	1,221	—	1,221
Net unrealized gains (losses) on investment securities	—	(259)	—	—	(259)
Derivatives qualifying as hedges	—	121	—	—	121
Foreign currency translation and other adjustments	—	(66)	—	—	(66)

Total comprehensive income					1,017
Acquisition of treasury stock	—	—	—	(500)	(500)
Dividends to stockholders	—	—	(132)	—	(132)
Stock-based compensation	51	—	—	—	51
Capital contributions from GE	8	—	—	—	8

Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310

See Notes to Financial Statements

Genworth Financial, Inc.

Statement of Cash Flows

(Dollar amounts in millions)

	Years ended December 31,
	2005	2004	2003
			(Revised— see note 15)
Cash flows from operating activities:
Net earnings	$1,221	$1,157	$1,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of fixed maturity discounts and premiums	59	81	18
Net realized investment (gains) losses	2	(26)	(10)
Charges assessed to policyholders	(331)	(301)	(295)
Acquisition costs deferred	(1,116)	(957)	(1,671)
Amortization of deferred acquisition costs and intangibles	794	1,064	1,264
Deferred income taxes	891	(1,196)	(63)
Corporate overhead allocation	—	14	36
Cumulative effect of accounting changes, net of taxes	—	(5)	—
Net (earnings) from discontinued operations	—	—	(186)
Net (gain) loss from sale of discontinued operations	—	(7)	74
Operating cash flows from discontinued operations	—	—	(207)
Change in certain assets and liabilities:
Accrued investment income and other assets	(55)	959	(43)
Insurance reserves	2,696	2,566	3,105
Current tax liabilities	(363)	1,689	476
Other liabilities and other policy-related balances	(319)	567	(199)

Net cash from operating activities	3,479	5,605	3,380

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	5,797	5,854	8,198
Mortgage and policy loans	1,036	866	1,711
Proceeds from sales and securitizations of investments:
Fixed maturities and equity securities	2,943	4,336	16,160
Purchases and originations of investments:
Fixed maturities and equity securities	(10,598)	(14,952)	(26,352)
Mortgage and policy loans	(2,655)	(1,372)	(2,653)
Other invested assets, net	(22)	(49)	(65)
Payments for businesses purchased, net of cash acquired	—	(9)	44
Proceeds from sale of discontinued operations, net of cash disposal	—	10	1,063
Investing cash flows from discontinued operations	—	—	(402)
Short-term investment activity, net	222	376	302

Net cash from investing activities	(3,277)	(4,940)	(1,994)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	7,923	7,109	8,262
Redemption and benefit payments on investment contracts	(8,007)	(7,163)	(8,994)
Financing cash flows from discontinued operations	—	—	514
Short-term borrowings activity, net	(60)	(2,340)	373
Proceeds from issuance of non-recourse funding obligations	500	300	600
Proceeds from long-term borrowings	348	1,895	—
Net commercial paper borrowings	(347)	499	16
Repayment of contingent note	—	(550)	—
Cash transferred in connection with our corporate reorganization	—	(838)	—
Dividends paid to stockholders	(128)	(1,613)	(3,232)
Acquisition of treasury stock	(500)	—	—
Capital contribution received from GE	23	1,910	261

Net cash from financing activities	(248)	(791)	(2,200)
Effect of exchange rate changes on cash and cash equivalents	(42)	107	92

Net change in cash and cash equivalents	(88)	(19)	(722)

Cash and cash equivalents at beginning of year	1,963	1,982	2,704

Cash and cash equivalents at end of year	$1,875	$1,963	$1,982

See Notes to Financial Statements

Genworth Financial, Inc.

Notes to Financial Statements

Years Ended December 31, 2005, 2004 and 2003

(1) Nature of Business and Formation of Genworth

We sell a variety of insurance and investment-related products in the U.S. and internationally. Prior to our corporate reorganization on May 24, 2004, we operated five business segments: (i) Protection, (ii) Retirement Income and Investments, (iii) Mortgage Insurance, (iv) Affinity and (v) Corporate and Other. As part of our corporate reorganization we did not acquire any of the Affinity segment businesses from GE Financial Assurance Holdings, Inc. (“GEFAHI”). Accordingly, the results of the Affinity segment are included in our historical results of operations through May 24, 2004, but excluded thereafter. During 2003, we sold our Japanese life and domestic auto and homeowners’ insurance businesses, which are shown as discontinued operations.

Protection includes life insurance, long-term care insurance and, for companies with fewer than 1,000 employees, group life and health insurance. Protection also includes consumer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

Retirement Income and Investments offers spread-based retail products which include fixed and variable annuities and structured settlements, spread-based institutional products which include guaranteed investment contracts (“GICs”), and fee-based retail products which include variable income annuities, variable life insurance, and asset management products.

Mortgage Insurance includes mortgage insurance products offered in the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages.

Corporate and Other includes net realized investment gains (losses), interest and other debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses (including amounts accrued in settlement of class action lawsuits), and the results of small, non-core businesses that are managed outside our operating segments.

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

In December, September and March 2005, GE completed secondary public offerings of 40.9 million, 116.2 million and 80.5 million shares of our Class B Common Stock, respectively. The 237.6 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. Concurrently with the March 2005 secondary offering, we repurchased 19.4 million shares of Class B Common Stock from GE at a price of $25.811 per share (a price equal to the net proceeds per share received by the selling shareholder from the underwriters), which were automatically converted to Class A Common Stock upon the transfer of these shares to us and recorded at cost as treasury stock. We did not receive any of the proceeds from these secondary offerings. As of December 31, 2005, approximately 82% of our common stock was owned by public stockholders, and approximately 18% of our common stock was beneficially owned by GE. GE indicated in November 2005 that it expects to divest its remaining interest in our company by the end of 2006.

For the periods prior to our corporate reorganization, the accompanying financial statements include the accounts of certain indirect subsidiaries and businesses of GE that represent the predecessor of Genworth. The companies and businesses included in the predecessor combined financial statements are GEFAHI, Financial Insurance Company Ltd., FIG Ireland Ltd., WorldCover Direct Ltd., RD Plus S.A., CFI Administrators Ltd., Financial Assurance Company Ltd., Financial Insurance Group Services Ltd., Consolidated Insurance Group Ltd., Viking Insurance Co. Ltd., Genworth Financial Mortgage Insurance Ltd., GE Mortgage Insurance Pty Ltd., Genworth Mortgage Insurance Ltd., Genworth Financial Mortgage Insurance Company Canada, GE Capital Mortgage Insurance Corp. (Australia) Pty Ltd., Genworth Financial Investment Services, Inc., GE Capital Insurance Agency, Inc., CFI Pension Trustees Ltd., Financial Insurance Guernsey PCC Ltd., GE Financial Assurance Compania De Seguros y Reaseguros de Vida S.A., GE Financial Insurance Compania De Seguros y Reaseguros S.A., and GE Residential Connections Corp., Assocred SA, Ennington Properties Limited and the consumer protection insurance business of Vie Plus S.A. All of the combined companies were indirect subsidiaries of GE. For these periods, we refer to the combined predecessor companies and businesses as the “company”, “we”, “us”, or “our” unless the context otherwise requires.

For the periods subsequent to our reorganization, the accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which for these periods we refer to as the “company,” “we”, “us”, or “our” unless the context otherwise requires.

(2) Summary of Significant Accounting Policies

Our financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Our statement of cash flows for the year ended December 31, 2003 has been revised as further described in note 15 of these financial statements.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

a) Premiums

For traditional long-duration insurance contracts, we report premiums as earned when due. For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata basis or in proportion to expected claims.

For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the estimated expiration of risk as further described in our accounting policy for unearned premiums.

Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life products are not reported as revenues but rather as deposits and are included in liabilities for future annuity and contract benefits.

b) Net Investment Income and Net Realized Investment Gains and Losses

Investment income is recognized when earned. Realized investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. As of December 31, 2005, all our mortgage-backed and asset-backed securities that have had subsequent revisions in yield, cash flow or prepayment assumptions are accounted for under the retrospective method.

c) Policy Fees and Other Income

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

d) Fixed Maturity and Equity Securities

We have designated our investment securities as available-for-sale and report them in our Statement of Financial Position at fair value. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Securities that in our judgment are considered to be other-than-temporarily impaired are recognized as a charge to realized investment gains (losses) in the period in which such determination is made.

e) Commercial Mortgage Loans

Commercial mortgage loans are stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

The allowance for loan losses is maintained at a level that management determines is adequate to absorb estimated probable incurred losses in the loan portfolio. Management’s evaluation process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience, adjusted for current events, trends and economic conditions. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the financial statements.

All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible. Additions and reductions are made to the allowance through periodic provisions or benefits to net investment income.

f) Cash and Cash Equivalents

Certificates of deposit, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Statement of Financial Position and Statement of Cash Flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are included in short-term investments.

g) Securities Lending Activity and Repurchase Agreements

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the Statement of Financial Position. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held is $1.8 billion and $3.2 billion as of December 31, 2005 and 2004, respectively. We had non-cash collateral of $39 million and $44 million as of December 31, 2005 and 2004, respectively.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

We engage in a repurchase program for the purpose of enhancing the yield on our investment securities portfolio in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. At December 31, 2005, the fair value of the securities pledged under the repurchase program totaled $484 million and the offsetting repurchase obligation of $450 million is included in other liabilities on the Statement of Financial Position.

h) Deferred Acquisition Costs (DAC)

Acquisition costs include costs, which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions established when the contract or policy is issued about mortality, morbidity, lapse rates, expenses and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised.

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the periods ending December 31, 2005, 2004 and 2003 there were no significant charges to income recorded as a result of our DAC recoverability testing.

i) Intangible Assets

Present Value of Future Profits. In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the periods ending

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

December 31, 2005, 2004 and 2003, no charges to income were recorded as a result of our PVFP recoverability testing.

Deferred Sales Inducements to Contractholders. We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1 (“SOP 03-1”) Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize DAC.

Other Intangible Assets. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment at least annually based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment and written down to fair value as required.

j) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the business using the relative fair value methodology to measure the gain or loss on disposal. For the periods ending December 31, 2005, 2004 and 2003, no charges were recorded as a result of our goodwill impairment testing.

k) Reinsurance

Premium revenue, benefits, and operating expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

l) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including (i) liabilities, (ii) invested assets, and (iii) portfolios of assets or liabilities, and (iv) forecasted transactions.

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

accounting, according to Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability, or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure hedge ineffectiveness. We generally determine hedge effectiveness based on total changes in fair value of a derivative instrument.

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a hedge instrument; (iv) it is probable that the forecasted transaction will not occur; or (v) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

We designate and account for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; and (v) other instruments to hedge the cash flows of various other forecasted transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument is reported as a component of earnings.

We designate and account for the following as fair value hedges when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in earnings. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in earnings.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the Statement of Financial Position at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the Statement of Financial Position at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income and is recognized when the transaction affects earnings; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the Statement of Financial Position, with changes in its fair value recognized in the current period as earnings.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

We may enter into contracts that are not themselves derivative instruments but contain embedded derivatives. For each contract, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to those of the host contract and determine whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the Statement of Financial Position at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in the current period in earnings. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Statement of Financial Position at fair value, with changes in fair value recognized in the current period in earnings.

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

p) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the estimated expiration of risk. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the estimated expiration of risk. If single premium policies are canceled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Estimation of risk expiration on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period earnings.

q) Employee Benefit Plans

We provide employees with a defined contribution pension plan and recognize expense throughout the year based on the employee’s age, service and eligible pay. We make an annual contribution to the plan. We also provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans.

Some employees participate in defined benefit pension and postretirement benefit plans, which we account for under the provision of SFAS No. 87, Employees’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants.

r) Income Taxes

For periods prior to our corporate reorganization, our non-life insurance entities were included in the consolidated federal income tax return of GE and subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. For periods prior to 2004, our U.S. life insurance entities filed a consolidated life insurance federal income tax return separate from GE and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. For 2004, through the date of our corporate reorganization, our US life insurance entities were included in the consolidated federal income tax return of GE, and subject to separate company principles similar to those applicable to our non-life insurance entities. Intercompany balances under all agreements are settled at least annually.

Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

our corporate reorganization, our U.S. life insurance entities file a consolidated life insurance federal income tax return, and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.

s) Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the Statement of Financial Position date. Translation adjustments are included as a separate component of accumulated other comprehensive income. Revenue and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange prevailing during the year. Gains and losses from foreign currency transactions are reported in earnings and have not been material in all years presented in our Statement of Earnings.

t) Accounting Changes

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

In July 2003, the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we adopted on January 1, 2004. This statement provides guidance on separate account presentation and valuation, the accounting for sales inducements paid to contractholders and the classification and valuation of long-duration contract liabilities. Upon adoption of SOP 03-1, we recorded a $5 million benefit in cumulative effect of accounting changes, net of taxes.

Accounting for Stock-Based Compensation

We adopted the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation, for stock options granted by us and by GE to our employees after January 1, 2002. A comparison of reported net earnings, including effects of expensing stock options, follows:

(Dollar amounts in millions)	2005	2004	2003
Net earnings, as reported	$1,221	$1,157	$1,081
Stock option expense included in net earnings	32	19	2
Total stock option expense per SFAS 123	(33)	(21)	(8)

Net earnings	$1,220	$1,155	$1,075

Basic earnings per common share	$2.57	$2.36	$2.21

Diluted earnings per common share	$2.52	$2.36	$2.21

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

u) Accounting Pronouncements Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment—an amendment of FASB Statements No. 123 and 95, which we adopted effective January 1, 2006. This statement provides additional guidance on accounting for share based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in income on a prospective basis. We currently recognize compensation cost using the fair value method for all stock based awards issued after January 1, 2002 and expect the adoption of SFAS 123R will not have a material impact on our results of operations or financial position.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occuring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our results of operations and financial position.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(3) Earnings per Share

Basic and diluted earnings per share are calculated by dividing net earnings for the year ended December 31, 2005 and 2004 by 475.3 million and 489.5 million weighted average basic shares outstanding and by 484.6 million and 490.5 million weighted average diluted shares outstanding, respectively. Weighted average shares outstanding for the year ended December 31, 2004 are determined as if our reorganization had occurred at the beginning of the year. Basic and diluted earnings per share are calculated by dividing net earnings by 489.5 million shares outstanding for the year ended December 31, 2003.

(Amounts in millions except for per share data)	2005	2004	2003
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$2.57	$2.34	$1.98
Net earnings from discontinued operations, net of taxes	—	—	0.38
Gain (loss) on sale of discontinued operations, net of taxes	—	0.01	(0.15)

Cumulative effect of accounting change, net of taxes	—	0.01	—

Basic earnings per common share	$2.57	$2.36	$2.21

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$2.52	$2.33	$1.98
Net earnings from discontinued operations, net of taxes	—	—	0.38
Gain (loss) on sale of discontinued operations, net of taxes	—	0.01	(0.15)

Cumulative effect of accounting change, net of taxes	—	0.01	—

Diluted earnings per common share	$2.52	$2.36	$2.21

Weighted-average shares used in basic earnings per common share calculations	475.3	489.5	489.5
Dilutive securities:
Stock purchase contracts underlying equity units	5.5	—	—
Stock options and stock appreciation rights	3.4	0.5	—
Restricted stock units	0.4	0.5	—

Weighted-average shares used in diluted earnings per common share calculations	484.6	490.5	489.5

(4) Discontinued Operations

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

On August 29, 2003, we completed the sale of our Japan/Auto businesses to American International Group, Inc. for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends of $495 million. The sale resulted in a loss of $74 million (net of taxes of $158 million). Summary operating results of discontinued operations for the year ended December 31, is as follows:

(Dollar amounts in millions)	2003
Revenues	$1,985

Earnings before income taxes and accounting changes	$284
Provision for income taxes	98

Earnings before accounting change	186

Net earnings from discontinued operations	$186

As a result of a settlement related to the sale of our Japan/Auto businesses, we recognized a gain of $7 million, net of $4 million taxes, during the first quarter of 2004.

(5) Investments

(a) Net Investment Income

For the years ended December 31, sources of net investment income are as follows:

(Dollar amounts in millions)	2005	2004	2003
Fixed maturities—taxable	$2,719	$2,925	$3,354
Fixed maturities—non-taxable	128	132	128
Commercial mortgage loans	457	381	410
Equity securities	25	23	27
Other investments	73	58	17
Policy loans	110	94	88
Restricted investments held by securitization entities	50	64	36
Cash, cash equivalents, and short-terms	45	23	58

Gross investment income before expenses and fees	3,607	3,700	4,118
Expenses and fees	(71)	(52)	(67)

Net investment income	$3,536	$3,648	$4,051

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(b) Realized Investment Gains (Losses)

For the years ended December 31, gross realized investment gains and losses resulting from the sales and impairments of fixed maturity and equity securities are as follows:

(Dollar amounts in millions)	2005	2004	2003
Gross realized investment:
Gains on disposition	$108	$90	$473
Losses on disposition	(39)	(38)	(239)
Impairment losses	(71)	(26)	(224)

Net realized investment gains (losses)	$(2)	$26	$10

(c) Unrealized Gains and Losses

Net unrealized gains and losses on investment securities classified as available for sale are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income as of December 31, are summarized as follows:

(Dollar amounts in millions)	2005	2004	2003
Net unrealized gains on available-for-sale investment securities:
Fixed maturities	$1,108	$1,802	$2,669
Restricted fixed maturities	(1)	(19)	—
Equity securities	80	70	52
Other invested assets	8	—	—

Subtotal	1,195	1,853	2,721
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	(25)	(286)	(388)
Deferred income taxes, net	(410)	(548)	(815)

Net unrealized gains on available-for-sale investment securities	$760	$1,019	$1,518

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income for the years ended December 31, is as follows:

(Dollar amounts in millions)	2005	2004	2003
Net unrealized gains on investment securities as of January 1	$1,019	$1,518	$1,218

Unrealized gains (losses) on investment arising during the period:
Unrealized gain (losses) on investment securities	(659)	62	1,569
Adjustment to deferred acquisition costs	201	99	(231)
Adjustment to present value of future profits	59	3	(83)
Adjustment to sales inducements	1	—	—
Provision for deferred income taxes	138	(53)	(434)

Change in unrealized gains (losses) on investment securities	(260)	111	821
Unrealized gains associated with securities transferred in connection with our reorganization, net of deferred taxes of $0, $317 and $0	—	(593)	—
Reclassification adjustments to net realized investment gains (losses) net of deferred taxes of $1, $(9) and $9	1	(17)	15

Unrealized gains (losses) on investment securities included in assets associated with discontinued operations arising during the period, net of deferred taxes of $0, $0 and $293	—	—	(532)
Reclassification adjustment to net earnings from discontinued operations, net of deferred taxes of $0, $0 and $(2)	—	—	(4)

Net unrealized gains on investment securities as of December 31	$760	$1,019	$1,518

(d) Fixed Maturities and Equity Securities

As of December 31, 2005 and 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale are as follows:

2005	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government, agencies and government sponsored entities	$777	$32	$(4)	$805
Tax exempt	2,797	97	(4)	2,890
Government—non U.S.	1,736	74	(4)	1,806
U.S. corporate	25,378	975	(231)	26,122
Corporate—non U.S.	9,183	306	(84)	9,405
Mortgage and asset-backed	12,812	93	(142)	12,763

Total fixed maturities	52,683	1,577	(469)	53,791
Equity securities	287	83	(3)	367

Total available-for-sale securities	$52,970	$1,660	$(472)	$54,158

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government, agencies and government sponsored entities	$552	$21	$(1)	$572
Tax exempt	2,908	123	(1)	3,030
Government—non U.S.	1,681	66	(3)	1,744
U.S. corporate	25,931	1,311	(141)	27,101
Corporate—non U.S.	7,801	321	(22)	8,100
Mortgage and asset-backed	11,749	175	(47)	11,877

Total fixed maturities	50,622	2,017	(215)	52,424
Equity securities	304	72	(2)	374

Total available-for-sale securities	$50,926	$2,089	$(217)	$52,798

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

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. The aggregate fair value of securities sold at a loss during twelve months ended December 31, 2005 was $2,076 million, which was approximately 98.4% of book value.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less Than 12 Months			12 Months or More
2005	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$281	$(2)	24	$82	$(2)	11
Tax exempt	385	(3)	114	40	(1)	18
Government—non U.S.	392	(3)	75	78	(1)	11
U.S. corporate	7,079	(167)	731	1,466	(64)	195
Corporate—non U.S.	2,884	(57)	338	777	(27)	88
Mortgage and asset backed	6,813	(111)	652	1,181	(31)	207

Subtotal, fixed maturities	$17,834	$(343)	1,934	$3,624	$(126)	530
Equity securities	18	—	12	27	(3)	26

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

% Below cost—fixed maturities:
<20% Below cost	$17,789	$(327)	1,925	$3,579	$(106)	515
20-50% Below cost	45	(15)	7	44	(19)	14
>50% Below cost	—	(1)	2	1	(1)	1

Total fixed maturities	17,834	(343)	1,934	3,624	(126)	530

% Below cost—equity securities:
<20% Below cost	18	—	8	26	(3)	12
20-50% Below cost	—	—	1	1	—	7
>50% Below cost	—	—	3	—	—	7

Total equity securities	18	—	12	27	(3)	26

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

Investment grade	$16,933	$(305)	1,765	$3,453	$(106)	482
Below investment grade	892	(38)	167	180	(21)	52
Not Rated—Fixed maturities	20	—	5	—	—	—
Not Rated—Equities	7	—	9	18	(2)	22

Total temporarily impaired securities	$17,852	$(343)	1,946	$3,651	$(129)	556

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The investment securities in an unrealized loss position as of December 31, 2005 consist of 2,502 securities accounting for unrealized losses of $472 million. Of these unrealized losses 87% are investment grade (rated AAA through BBB-) and 92% are less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

For the investment securities in an unrealized loss position as of December 31, 2005, 13 securities are below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $14 million. These securities consist of four issuers primarily in the airline and automotive industries and are current on all terms. All airline securities are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these airline security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. The unrealized loss on the automotive investments was primarily caused by legacy issues and declines in market share. The automotive issuer continues to maintain significant liquidity relative to its maturity and we expect to collect full principal and interest.

Because we expect these investments to continue to perform as to their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less Than 12 Months			12 Months or more
2004	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities

(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$114	$(1)	15	$3	$—	1
Tax exempt	88	(1)	28	1	—	2
Government—non U.S.	222	(3)	32	106	—	30
U.S. corporate	3,426	(70)	400	763	(71)	127
Corporate—non U.S.	1,207	(17)	155	176	(5)	35
Mortgage and asset backed	3,629	(35)	384	287	(12)	83

Subtotal, fixed maturities	8,686	(127)	1,014	1,336	(88)	278
Equity securities	7	—	13	21	(2)	19

Total temporarily impaired securities	$8,693	$(127)	1,027	$1,357	$(90)	297

% Below cost—fixed maturities:
<20% Below cost	$8,678	$(121)	1,002	$1,262	$(57)	234
20-50% Below cost	8	(6)	6	69	(26)	23
>50% Below cost	—	—	6	5	(5)	21

Total fixed maturities	8,686	(127)	1,014	1,336	(88)	278

% Below cost—equity securities:
<20% Below cost	7	—	12	20	(1)	8
20-50% Below cost	—	—	—	1	(1)	10
>50% Below cost	—	—	1	—	—	1

Total equity securities	7	—	13	21	(2)	19

Total temporarily impaired securities	$8,693	$(127)	1,027	$1,357	$(90)	297

Investment grade	$7,930	$(96)	869	$934	$(39)	188
Below investment grade	575	(25)	114	401	(49)	88
Not Rated—Fixed maturities	181	(6)	31	1	—	2
Not Rated—Equities	7	—	13	21	(2)	19

Total temporarily impaired securities	$8,693	$(127)	1,027	$1,357	$(90)	297

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The scheduled maturity distribution of fixed maturities as of December 31, 2005 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value
Due one year or less	$2,810	$2,812
Due after one year through five years	10,053	10,144
Due after five years through ten years	11,090	11,218
Due after ten years	15,918	16,854

Subtotal	39,871	41,028
Mortgage and asset-backed	12,812	12,763

Total	$52,683	$53,791

As of December 31, 2005, $7,040 million of our investments (excluding mortgage and asset-backed securities) are subject to certain call provisions.

As of December 31, 2005, securities issued by finance and insurance, utilities and energy, and consumer—non cyclical industry groups represented approximately 32%, 19% and 13% of our domestic and foreign corporate fixed maturities portfolio, respectively. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2005, we did not hold any fixed maturities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2005 and 2004, $298 million and $271 million, respectively, of securities are on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of commercial mortgage loans is original cost net of prepayments, amortization and allowance for losses.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$2,197	29%	$1,822	30%
Industrial	2,109	28	1,797	30
Retail	2,092	28	1,574	26
Apartments	833	11	650	11
Mixed use/other	327	4	208	3

Total	$7,558	100%	$6,051	100%

Geographic Region
Pacific	$2,272	30%	$1,796	30%
South Atlantic	1,586	21	1,239	20
Middle Atlantic	1,088	14	953	16
East North Central	794	11	682	11
Mountain	580	8	463	8
West South Central	336	4	306	5
West North Central	440	6	252	4
East South Central	280	4	225	4
New England	182	2	135	2

Total	$7,558	100%	$6,051	100%

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2005 and 2004) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($1 million and $7 million, as of December 31, 2005 and 2004, respectively).

Average investment in specifically impaired loans during 2005, 2004 and 2003 is $3 million, $3 million and $5 million, respectively, and interest income recognized on these loans while they were considered impaired is $0, $1 million and $1 million, respectively.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Balance as of January 1	$52	$50	$45
Provision	11	7	8
Release	(32)	—	—
Amounts written off, net of recoveries	—	(5)	(3)

Balance as of December 31	$31	$52	$50

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

During 2005, we adjusted our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $32 million ($19 million net of deferred acquisition costs and of tax) of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

(6) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Unamortized balance as of January 1	$5,206	$6,073	$5,386
Amounts transferred in connection with our corporate reorganization	—	(1,004)	—
Impact of foreign currency translation	(69)	91	111
Costs deferred	1,116	957	1,671
Amortization	(682)	(911)	(1,095)

Unamortized balance as of December 31	5,571	5,206	6,073
Accumulated effect of net unrealized investment gains	15	(186)	(285)

Balance as of December 31	$5,586	$5,020	$5,788

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

	2005		2004
(Dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$2,086	$(1,427)	$2,028	$(1,347)
Capitalized software	234	(157)	209	(134)
Deferred sales inducements to contractholders	45	(4)	15	(1)
Other	42	(37)	38	(28)

Total	$2,407	$(1,625)	$2,290	$(1,510)

Amortization related to present value of future profits, capitalized software and other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $112 million, $153 million and $169 million, respectively. Amortization expense related to sales inducements of $3 million and $1 million for the years ended December 31, 2005 and 2004 was included in benefits and other changes in policy reserves. There were no deferred sales inducements for the year ended December 31, 2003.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Unamortized balance as of January 1	$781	$1,254	$1,349
Amounts transferred in connection with corporate reorganization	—	(375)	—
Acquisitions	—	—	16
Impact of foreign currency translation	(1)	1	1
Interest accreted at 5.5%, 5.8%, 6.0%, respectively	41	59	78
Amortization	(121)	(158)	(190)

Unamortized balance as of December 31	700	781	1,254
Accumulated effect of net unrealized investment gains	(41)	(100)	(103)

Balance as of December 31	$659	$681	$1,151

The percentage of the December 31, 2005 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2006	11.0%
2007	9.9%
2008	8.8%
2009	7.4%
2010	6.6%

Amortization expenses for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expenses for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(8) Goodwill

Our goodwill balance by segment and activity is as follows:

(Dollar amounts in millions)	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Total
Balance as of December 31, 2003	$1,071	$337	$36	$284	$1,728
Acquisitions	—	9	—	—	9
Foreign exchange translation	11	—	1	—	12
Amounts transferred in connection with our corporate reorganization	—	—	—	(284)	(284)

Balance as of December 31, 2004	1,082	346	37	—	1,465
Acquisitions	—	5	—	—	5
Foreign exchange translation	(9)	—	1	—	(8)
Pre acquisition tax contingency release	(8)	(4)	—	—	(12)

Balance as of December 31, 2005	$1,065	$347	$38	$—	$1,450

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

In January 2004, we acquired Hochman & Baker, Inc. and subsidiaries for $10 million, including goodwill of $9 million. In October 2005, we acquired C.J.M. Planning Corp. and affiliates for an up-front cost of $5 million and contingent consideration of up to $7 million, including goodwill of $5 million.

In January 2006, we entered into an agreement to acquire Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately $145 million. We will combine our existing Medicare supplement business with Continental Life and the consolidated operations will report to our long term care insurance business within our protection segment. The acquisition is subject to closing conditions, including regulatory approval, and is expected to close in the second quarter of 2006.

(9) Reinsurance

Prior to our corporate reorganization, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with other affiliates of GE. In these transactions, we ceded to Union Fidelity Life Insurance Company (“UFLIC”), in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from Travelers Insurance Company (“Travelers”). Although we remain liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As part of the Reinsurance Transactions, we also assumed from UFLIC small in-force blocks of Medicare supplement insurance.

In the Reinsurance Transactions, we ceded to UFLIC the following blocks of business:

•	All of our liabilities under the in-force structured settlement annuities reflected as policyholder reserves on December 31, 2003, or reinsured by us under reinsurance agreements in effect prior to January 1, 2004. This block of business had aggregate reserves of $11.7 billion and $11.8 billion as of December 31, 2005 and 2004, respectively.

•	All of our liabilities under the in-force variable annuity contracts reflected as policyholder reserves on December 31, 2003, other than our RetireReadySM product and a limited number of variable annuity products that we no longer offer. UFLIC also assumed any benefit or expense resulting from third-party reinsurance that we have on this block of business. This block of business had aggregate general account reserves of $2.2 billion and $2.7 billion as of December 31, 2005 and 2004, respectively.

•	All of our liabilities under the in-force long-term care insurance policies issued by Travelers prior to January 1, 2004 and reinsured by us. This block of business had aggregate reserves of $1.8 billion and $1.6 billion as of December 31, 2005 and 2004, respectively.

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

We transferred to UFLIC invested assets with a statutory book value (including accrued interest) equal to the amount by which the reinsurance premium exceeded the ceding commission, together with an amount equal to the cash flows on such invested assets between January 1, 2004 and April 15, 2004, the date of transfer of such invested assets. As of December 31, 2003, the fair value of the transferred invested assets was $16.0 billion, excluding

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

separate account assets relating to variable annuities that were ceded to UFLIC. As part of these reinsurance transactions, we retained separate account assets of $7.1 billion and $7.8 billion as of December 31, 2005 and 2004, attributable to the separate account portion of the variable annuity business. We will make payments with respect to that portion of the variable annuity business directly from these separate account assets, respectively.

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

The maximum amount of individual ordinary life insurance normally retained by us on any one life policy is $1 million. The following table sets forth net domestic life insurance in-force as of December 31:

(Dollar amounts in millions)	2005	2004	2003
Direct life insurance in-force	$643,673	$596,765	$553,690
Amounts assumed from other companies	1,876	25,461	23,749
Amounts ceded to other companies	(170,851)	(168,885)	(170,961)

Net life insurance in-force	$474,698	$453,341	$406,478

Percentage of amount assumed to net	—%	6%	6%

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Dollar amounts in millions)	2005	2004	2003	2005	2004	2003
Direct:
Life insurance	$2,228	$2,164	$2,266	$2,164	$2,111	$2,283
Accident and health insurance	2,917	2,715	3,212	3,085	3,313	3,311
Property and casualty insurance	138	157	160	121	172	156
Mortgage insurance	1,285	1,199	1,093	1,015	933	857

Total Direct	6,568	6,235	6,731	6,385	6,529	6,607

Assumed:
Life insurance	196	251	201	220	249	199
Accident and health insurance	547	560	541	507	556	543
Property and casualty insurance	—	35	57	—	53	27
Mortgage insurance	15	15	6	7	9	5

Total Assumed	758	861	805	734	867	774

Ceded
Life insurance	(311)	(318)	(407)	(281)	(290)	(387)
Accident and health insurance	(424)	(433)	(155)	(395)	(396)	(128)
Property and casualty insurance	(6)	(10)	(11)	(6)	(9)	(13)
Mortgage insurance	(136)	(141)	(149)	(140)	(142)	(146)

Total Ceded	(877)	(902)	(722)	(822)	(837)	(674)

Net premiums	$6,449	$6,194	$6,814	$6,297	$6,559	$6,707

Percentage of amount assumed to net				12%	13%	12%

Reinsurance recoveries recognized as a reduction of benefit expenses amounted to $1,881 million, $1,264 million and $837 million during 2005, 2004 and 2003, respectively. Reinsurance recoveries recognized as a reduction to changes in policy reserves amounted to $431 million, $256 million and $201 million during 2005, 2004 and 2003, respectively.

(10) Future Annuity and Contract Benefits

Investment Contracts

Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholders’ contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in earnings as the estimates are revised.

The following table sets forth the major assumptions underlying our recorded liabilities for future annuity and contract benefits as of December 31:

(Dollar amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	Future annuity and contract benefit liabilities
			2005	2004
Investment contracts	Account balance	N/A	$32,098	$31,842
Universal life-type contracts	Account balance	N/A	5,641	5,638
Limited-payment contracts	(a)	3.0% – 11.3%	14,139	13,560
Traditional life insurance contracts	(b)	6.0% – 7.5%	2,846	2,711
Accident and health	(c)	2.5% – 7.0%	10	10
Long-term care	(d)	4.5% – 7.5%	9,015	7,937

Total future annuity and contract benefits			$63,749	$61,698

(a)	Either the U.S Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958 and 1980 Commissioner’s Standard Ordinary Tables and (IA) Standard Table 1996 (modified).
(c)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, 1960 Commissioner’s Standard Group Tables, 1970 Intercompany Group Life Disability Valuation Table, 1985 Commissioner’s Individual Disability A Tables and 1987 Commissioner’s Disability Tables and company experience.
(d)	The 1983 Individual Annuitant Mortality Table or 2000 Commissioner’s Standard Ordinary Table and the 1985 National Nursing Home Study and company experience.

Assumptions as to persistency are based on company experience.

As described in note 9, in connection with our corporate reorganization, we reinsured our in-force variable annuities, excluding the RetireReadySM product and a small block of contracts in run-off, to an affiliate, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account, subject to third-party reinsurance transactions in the ordinary course of business.

Our variable annuities provide a basic guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid upon the annuitant’s death. Our contractholders have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are predominantly death benefits; we also have some guaranteed minimum withdrawal benefits.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with death benefits, including both separate account and fixed account assets, is approximately $2,135 million and $1,068 million at December 31, 2005 and 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $8 million and $4 million, respectively.

The liability for our variable annuity contracts with death benefits, net of reinsurance, is $2 million and $1 million at December 31, 2005 and 2004, respectively.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Balance as of January 1	$3,329	$3,207	$3,014
Less reinsurance recoverables	(741)	(389)	(323)

Net balance as of January 1	2,588	2,818	2,691

Amounts transferred in connection with our corporate reorganization	—	(405)	—
Incurred related to insured events of:
Current year	1,990	1,964	2,200
Prior years	(6)	(59)	(73)

Total incurred	1,984	1,905	2,127

Paid related to insured events of:
Current year	(1,132)	(989)	(1,236)
Prior years	(858)	(768)	(807)

Total paid	(1,990)	(1,757)	(2,043)
Foreign currency translation	(19)	27	43

Net balance as of December 31	2,563	2,588	2,818

Add reinsurance recoverables	801	741	389

Balance as of December 31	$3,364	$3,329	$3,207

For each of the three years presented above, the change in prior years incurred liabilities primarily relates to favorable development in claims incurred but not reported for our mortgage insurance and certain accident and health insurance businesses. In general, our insurance contracts are not subject to premiums experience adjustments as a result of prior-year effects.

(12) Employee Benefit Plans

Prior to September 27, 2005, our employees participated in GE’s retirement plan (“GE Pension Plan”), retiree health and life insurance benefit plans and defined contribution savings plan. Our employees also received health and life benefits through GE’s benefit program. The GE Pension Plan currently is in an overfunded position, therefore, we have not been required to contribute to this plan for the three years ended December 31, 2005. Certain company employees also participated in GE’s Supplementary Pension Plan.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Our costs associated with these GE plans were $95 million, $108 million and $109 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective as of September 27, 2005, GE ceased to own more than 50% of our outstanding common stock. At that time, our applicable employees ceased participating in the GE benefit plans and began participating in employee benefit plans established and maintained by us. During the last half of 2005, all international employees transitioned to Genworth benefits applicable to their country. The following summarizes information related to the Genworth benefit plans.

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after five years of service. In addition, certain company employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans are not material to our financial statements individually or in the aggregate.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive Medigap policy coverage, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. We also provide retiree life insurance benefits, which are provided through our Employee Benefits Group business (Group). The amount of fees recorded by Group related to the retiree life insurance benefits was insignificant during 2005. The plans are funded as claims are incurred. As of December 31, 2005, the accumulated postretirement benefit obligation associated with these benefits was $61 million, of which we had accrued $29 million in other liabilities. The difference between the accumulated post retirement benefit obligation and the amount accrued represents unrecognized prior service costs and unrecognized gains and losses which will be recognized over the average remaining service period of active employees.

Our cost associated with these Genworth plans was $11 million for the period from September 27, 2005 through December 31, 2005.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 4% of the employee’s pay. One option available to employees in the defined contribution savings plan is the ClearCourseSM variable annuity option offered by our Retirement Income and Investments segment (“RI&I”). The amount of deposits recorded by our RI&I segment in relation to this plan option was insignificant during 2005. Employees also have the option of purchasing Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $3 million for the period from September 27, 2005 through December 31, 2005.

(c) Health and Welfare Benefits

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our dental insurance is provided through Group, and our long-term care insurance is provided through our group Long-Term Care business. The premiums recorded by these businesses related to these benefits were insignificant during 2005.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(13) Borrowings

(a) Short-Term Borrowings

Total short-term borrowings as of December 31:

(Dollar amounts in millions)	2005	2004
Commercial paper	$152	$499
Canadian Tax Matters Agreement	—	60

Total	$152	$559

Commercial Paper Facility

On June 9, 2004, we established a $1 billion commercial paper program. In 2004, we issued approximately $500 million in commercial paper from that program, and we used the proceeds from that issuance for the repayment of the short-term credit facility. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. In September 2005 we used the proceeds from our senior notes to pay down $348 million of our commercial paper. As of December 31, 2005 and 2004, the weighted average interest rate on commercial paper outstanding is 3.29% and 2.38%, respectively, and the weighted average maturity is 53 and 37 days, respectively. As the commercial paper reprices, carrying value approximates fair value at December 31, 2005 and 2004.

Revolving Credit Facilities

In April 2005, we entered into a $1.0 billion revolving credit facility (“2010 Facility”) which matures in April 2010. The 2010 Facility replaced our 364-day credit facility, which was scheduled to mature in May 2005. We also have a $1.0 billion five-year revolving credit facility that matures in May 2009. As of December 31, 2005 we have utilized $170 million of the commitment under these facilities with the issuance of a letter of credit for the benefit of one of our mortgage insurance subsidiaries. Each of these facilities bears a floating interest rate based on certain indices plus an applicable margin.

In December 2004, GE exercised its right under the Canadian Tax Matters Agreement to direct our Canadian mortgage subsidiary to accelerate and pay CDN $74 million of deferred taxes. To fund the payment of these taxes, GE provided us with a $60 million interest-free loan, which was repaid in full as of December 2005.

(b) Long-Term Borrowings

Total long-term borrowings as of December 31:

(Dollar amounts in millions)	2005	2004
1.6% Notes (Japanese Yen), due 2011	$491	$547
LIBOR Floating Rate Senior Notes, due 2007	500	500
4.75% Senior Notes, due 2009	500	500
5.75% Senior Notes, due 2014	599	599
4.95% Senior Notes, due 2015	350	—
6.50% Senior Notes, due 2034	296	296

Total	$2,736	$2,442

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

On June 15, 2004, we issued senior notes having an aggregate principal amount of $1.9 billion (the “Notes”), consisting of $500 million in aggregate principal amount maturing on June 15, 2007 (“2007 Notes”) with an interest rate equal to three-month LIBOR plus 0.15% per year, $500 million in aggregate principal amount maturing on June 15, 2009 (“2009 Notes”) with a fixed interest rate of 4.75%, $600 million in aggregate principal amount maturing on June 15, 2014 (“2014 Notes”) with a fixed interest rate of 5.75%, and $300 million in aggregate principal amount maturing on June 15, 2034 (“2034 Notes”) with a fixed interest rate of 6.50%. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 3.39% on the 2007 Notes, 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. The Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2009 Notes, the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

Yen Notes

In June 2001, GEFAHI issued ¥60.0 billion of notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We have entered into arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $491 million and bearing interest at a rate of 4.84% per annum. The notes are unsecured and mature at par in 2011. As of December 31, 2005, we had $12.5 million interest accrued relating to these notes.

(c) Non-recourse Funding Obligations

We have issued non-recourse funding obligations in connection with our capital management strategy related to our term life insurance business.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table sets forth the non-recourse funding obligations of the River Lake Insurance Companies:

(Dollar amounts in millions)	2005	2004
Issuance
River Lake I (a), due 2033	$600	$600
River Lake I (b), due 2033	200	—
River Lake II (a), due 2035	300	300
River Lake II (b), due 2035	300	—

Total non-recourse Funding Obligations	$1,400	$900

(a)	Accrual of interest based on one-month LIBOR plus or minus margin
(b)	Accrual of interest based on one-month LIBOR plus margin

The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than River Lake Insurance Company or River Lake Insurance Company II, as applicable, the direct issuers of the notes. First Colony Life Insurance Company has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

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

The weighted average interest rate on the non-recourse funding obligations as of December 31, 2005 and 2004 is 4.5% and 2.4%, respectively. Because the non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of December 31, 2005 and 2004.

In January 2006, we issued $750 million of additional floating rate non-recourse funding obligations that mature in 2036.

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

The stock purchase contract that is a component of an Equity Unit requires the holder to purchase, and us to sell, for $25, on May 16, 2007, which we refer to as the purchase contract settlement date, a number of newly issued

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

shares of our Class A Common Stock equal to the settlement rate. If the market value of our Class A Common Stock is greater than or equal to $23.5960, the threshold appreciation price, the settlement rate will be 1.0595 shares of our Class A Common Stock. If the market value of our class A Common Stock is less than the threshold appreciation price but greater than $19.50, the reference price, the settlement rate will be a number of our Class A Common Stock equal to the stated amount of $25 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 1.2821 shares of our Class A Common Stock. Holders may settle their purchase contract anytime after May 28, 2005. Accordingly, upon settlement in the aggregate, we will receive proceeds of $600 million and issue between 25.4 million and 30.8 million new shares. We will also pay quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. During the year ended December 31, 2005 and 2004 we paid $13.0 million and $6.2 million, respectively, in contract adjustment payments. We recorded the estimated present value at issuance, $37 million, of the contract adjustment payments on the stock purchase contracts as other liabilities, with an offsetting decrease in additional paid-in-capital. When we make contract adjustment payments, they are charged to other liabilities, and we accrue interest expense on the unpaid balance at the rate of 3.84% per year. The fair value of the stock purchase contracts were $308 million and $150 million at December 31, 2005 and 2004, respectively.

On May 9, 2007, the notes will be remarketed. At that time, our remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holders’ obligation under the stock purchase contracts. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the notes, as necessary, on May 10 and 11, 2007. If all remarketing attempts are unsuccessful, holders of these notes will have the right to put their notes to us for an amount equal to the principal amount of their notes, plus accrued and unpaid interest, on the purchase contract settlement date.

The Equity Units are reflected in diluted earnings per share using the treasury stock method, and are dilutive when the weighted-average market price of our Class A Common Stock is greater than or equal to the threshold appreciation price. During the period from the date of issuance through December 31, 2005, our weighted-average market price fluctuated higher or lower than the threshold appreciation price.

Interest on the notes will be payable quarterly at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. For the year ended December 31, 2005 and 2004, we incurred $23.0 million and $13.9 million, respectively, of interest expense. As of December 31, 2005 and 2004, we had $2.8 million and $2.9 million, respectively, in interest accrued relating to these notes.

(e) Mandatorily Redeemable Preferred Stock

As part of our corporate reorganization, we issued $100 million of Series A Preferred Stock to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with the IPO. As of December 31, 2005, 2 million shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock and are outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. As of December 31, 2005 and 2004, we paid dividends of $5.3 million and $2.7 million, respectively, which has been recorded as interest expense in the financial statements. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(f) Liquidity

Long-term borrowings, non-recourse funding obligations, senior notes underlying Equity Units and mandatorily redeemable preferred stock as of December 31, by maturity are as follows:

(Dollar amounts in millions)	2005
2006	$—
2007	500
2008	—
2009	1,100
2010 and thereafter(1)	3,236

Total	$4,836

(1)	Repayment of $1,400 million of non-recourse funding agreements requires regulatory approval.

Our liquidity requirements are principally met through dividends from our insurance subsidiaries to our parent company, cash flow from operations, the Commercial Paper program and our revolving credit facilities. As of December 31, 2005, we have an unused credit capacity within our revolving credit facilities of $1.8 billion.

(14) Income Taxes

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. We have recorded on our Statement of Financial Position, at $659 million and $705 million, our estimates of the remaining deferred tax benefits (reducing net deferred income tax liabilities) associated with these deductions as of December 31, 2005 and December 31, 2004, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 16 years, on an after-tax basis and subject to a cumulative cap of $640 million, 80% of the projected tax savings associated with the section 338 deductions. We recorded net interest expense of $25 million and $10 million for the years ended December 31, 2005 and 2004, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. We have recorded the estimated $379 million and $380 million present value of our remaining obligation to GE as of December 31, 2005 and December 31, 2004, respectively, as a liability on our Statement of Financial Position. Both our IPO-related deferred tax assets and our obligation to GE are estimates subject to change.

The total provision (benefit) for income taxes for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Current federal income taxes	$(302)	$1,478	$444
Deferred federal income taxes	703	(1,194)	(103)

Total federal income taxes	401	284	341

Current state income taxes	(18)	27	(16)
Deferred state income taxes	19	31	(11)

Total state income taxes	1	58	(27)

Current foreign income taxes	59	184	48
Deferred foreign income taxes	116	(33)	51

Total foreign income taxes	175	151	99

Total provision for income taxes	$577	$493	$413

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.1	(0.6)	(0.6)
Net tax benefit related to IPO(a)	—	(2.9)	—
Tax exempt income	(2.1)	(2.4)	(2.8)
Other, net	(0.9)	1.0	(1.7)

Effective rate	32.1%	30.1%	29.9%

(a)	Tax benefit of $47 million arising from our separation from GE on May 24, 2004.

The components of the net deferred income tax liability as of December 31, are as follows:

(Dollar amounts in millions)	2005	2004
Assets:
Investments	$371	$295
Future annuity and contract benefits	55	422
Present value of future profits	26	114
Accrued commission and general expenses	135	111
Deferred tax benefits related to IPO	—	103
NOL carryforwards	40	18
Other	89	363

Gross deferred income tax assets	716	1,426
Valuation allowance	(70)	(46)

Total deferred income tax assets	646	1,380

Liabilities:
Net unrealized gains on investment securities	410	548
Net unrealized gains on derivatives	216	151
Deferred acquisition costs	1,246	1,028
Other	160	277

Total deferred income tax liabilities	2,032	2,004

Net deferred income tax liability	$1,386	$624

The change in “Deferred tax benefits related to IPO” in 2005 relates to tax impacts of the IPO that were deferred only until GE’s ownership of our stock fell below 50%, as occurred in 2005. These deferred benefits are wholly separate from the $659 million of deferred tax benefits associated with the section 338 elections, which are incorporated in the relevant line items of the above table rather than being separately stated.

The above valuation allowance of $70 million and $46 million relates to state deferred tax assets and foreign tax credits at December 31, 2005 and 2004, respectively. The state deferred tax assets relate primarily to the future deductions associated with the Section 338 elections, while the excess foreign tax credits reflect inefficiencies in our post-IPO structure. Based on our analysis, we believe it is more likely than not that the results of future operations and implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Net operating loss carryforwards (“NOL”) amounted to $121 million as of December 31, 2005 and, if unused, will expire beginning in 2019. Foreign tax credit carryforwards (“FTC”) amounted to $1 million as of December 31, 2005 and, if unused, will expire beginning in 2015. The benefits of the NOL and FTC carryforwards have been recognized in our financial statements, except to the extent of the valuation allowances described above.

The American Jobs Creation Act of 2004 contained a Foreign Earnings Repatriation Provision, which grants a one-time dividend received deduction for repatriation of qualifying foreign earnings to a U.S. taxpayer. On December 22, 2005 we repatriated approximately $61 million of foreign earnings under this provision. As of year-end 2005, Genworth had provided U.S. deferred tax liabilities on all of its undistributed foreign earnings, including a valuation allowance for excess foreign tax credits. Accordingly, the repatriation did not materially change Genworth’s total tax position, as the current tax benefit associated with the one-time dividends received deduction was offset by a corresponding increase in excess foreign tax credits.

Our current income tax asset (liability) is $39 million and ($291) million, as of December 31, 2005 and 2004 respectively.

(15) Supplemental Cash Flow Information

Net cash (received) paid for taxes is $48 million, $(128) million and $798 million and cash paid for interest is $241 million, $282 million and $95 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

In connection with our corporate reorganization on May 24, 2004, we completed several non-cash transactions with our then majority stockholder. These transactions included the transfer of the assets and liabilities of entities that did not remain with Genworth, as well as non-cash consideration paid to our then-sole shareholder through the issuance of debt and other liabilities. The following table details these transactions as well as other non-cash items:

Supplemental schedule of non-cash investing and financing activities

	Year ended December 31,
(Dollar amounts in millions)	2005	2004
Excluded net assets:
Assets (net of cash of $838 in 2004) excluded in our corporate reorganization	$—	$21,873
Liabilities excluded in corporate reorganization	—	(20,962)

Net assets transferred to majority shareholder in connection with corporate reorganization	$—	$911

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$—	$600
Issuance of Series A preferred stock	—	100
Issuance of contingent note	—	550
Issuance of short-term note	—	2,400

Total other non-cash transactions in connection with our corporate reorganization	$—	$3,650

Non-cash transactions subsequent to our corporate reorganization
Stock-based compensation	$50	$29
Change in Collateral for Securities Lending transactions	5	(44)
Dividends declared not yet paid	35	32

Total non-cash transactions subsequent to our corporate reorganization	$1,468	$(115)

There were no significant non-cash transactions during the year ended December 31, 2003.

We have revised our 2003 statement of cash flows to include cash flow information related to discontinued operations including beginning cash balance, as well as cash flows from operating, investing and financing activities.

(16) Stock-Based Compensation

We grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to employees and non-employee directors under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan. Under the plan, the Company is authorized to grant 38 million equity awards.

In the past, certain of our employees were granted awards under GE’s 1990 Long-Term Incentive Plan. In connection with the IPO and our separation from GE, unvested GE stock options, vested stock options held by our Chairman, President and Chief Executive Officer, GE stock appreciation rights and GE restricted stock units were canceled and converted into Genworth awards. Prior to the IPO, our employees held 3,607,855 unvested GE stock options, 195,000 unvested GE SARs and 963,739 GE RSUs. In connection with the IPO, these awards were converted to 5,648,154 Genworth stock options, 305,213 Genworth SARs and 1,508,454 Genworth RSUs. The

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

GE stock options, GE SARs and GE RSUs were converted based upon a ratio equal to the initial offering price of our common stock in the IPO ($19.50), divided by the weighted average stock price of GE common stock for the trading day immediately preceding the pricing date of the IPO ($30.52). The converted securities, if unvested, generally will continue to vest over their original vesting periods. During the years ending December 31, 2005 and December 31, 2004, respectively, we granted 12,433 and 12,081 stock options and 303 and 98 RSUs to replace cancelled GE options and RSUs for employees transferring to our business from GE after the IPO. These additional replacement grants were made using the same conversion methodology described above, but with the conversion ratio based upon the weighted-average price of Genworth common stock divided by the weighted-average price of GE common stock for the trading day immediately prior to the transfer date. There were a total of 4,962,551 and 5,550,575 Genworth stock options, 305,213 and 305,213 Genworth SARs and 986,445 and 1,465,504 Genworth RSUs outstanding as a result of these replacement grants as of December 31, 2005 and 2004, respectively.

In connection with the IPO, we granted 9,947,500 Genworth stock options and 5,950,000 Genworth SARs to our employees. The exercise price of these options and SARs is equal to the IPO price of our common stock ($19.50), and the exercise term is ten years from the date of the grant. These options and SARs will vest in 25% annual increments commencing on the second anniversary of the date of the grant. During the year ending December 31, 2004, we granted an additional 108,250 Genworth Stock options with vesting and exercise terms consistent with the awards granted in connection with our IPO and with exercise prices ranging from $21.41 to $26.66, which equaled the closing market price on the dates of the grants. During the year ending December 31, 2005 we granted 1,822,350 Genworth Stock options and, 628,500 Genworth SARs with exercise prices ranging from $26.68 to $33.52. These options and SARS will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the year ending December 31, 2005 we granted 919,423 RSUs with restriction periods ranging from 3 to 8 years. There were 10,808,095 and 9,646,000 Genworth stock options, 6,578,500 and 5,950,000 Genworth SARs and 893,316 and zero Genworth RSUs outstanding from these grants as of December 31, 2005 and 2004 respectively.

We have recorded stock-based compensation expense in the amount of $50 million, $29 million and $9 million for the years ending December 31, 2005, 2004 and 2003, respectively, related to the cost of the RSUs, SARs and stock options. Stock-based compensation expense is recognized pro rata over the awards’ respective vesting schedule.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table summarizes GE stock option activity related to our employees for the period January 1, 2003 through May 24, 2004.

	Shares Subject to Option	Average per share
(Shares in thousands)		Exercise Price	Market Price
Balance as of January 1, 2003	9,836	$29.47	$24.53
Options granted	258	31.53	31.53
Options transferred in	331	26.89	—
Options exercised	(906)	9.50	27.84
Options transferred out	(1,249)	31.02	—
Options terminated	(341)	37.69	—

Balance as of December 31, 2003	7,929	31.13	30.98
Options granted	43	30.03	30.03
Options transferred in	489	29.94	—
Options exercised	(358)	10.62	31.36
Options transferred out	(1,067)	31.59	—
Options terminated	(129)	36.84	—

Balance as of May 24, 2004	6,907 (1)	$31.79	$30.52

(1)	Represents options held by our employees immediately prior to the IPO. Of these, 3,608 were converted to 5,648 Genworth options based upon a conversion formula and 3,299 remained with GE.

The following table summarizes Genworth stock option activity related to our employees for the period May 25, 2004 through December 31, 2005.

	Shares Subject to Option	Average per share
(Shares in thousands)		Exercise Price	Market Price
Balance as of May 25, 2004	5,648	$21.94	$19.50
Options granted	10,068	19.54	19.54
Options exercised	(18)	20.65	26.23
Options terminated	(501)	20.45	—

Balance as of January 1, 2005	15,197	20.40	27.00
Options granted	1,835	31.75	31.75
Options exercised	(489)	13.79	29.61
Options terminated	(772)	20.34	—

Balance as of December 31, 2005	15,771	$21.93	$34.58

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table summarizes information about Genworth employee related stock options outstanding as of December 31, 2005:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life(1)	Average exercise price	Shares in thousands	Average exercise price
$14.11 – $18.51	1,895	6.0	$17.05	1,125	$16.88
$19.45 – $22.67	10,090	8.2	19.76	538	21.80
$23.20 – $27.95	1,706	5.1	25.91	1,586	27.09
$28.00 – $36.62	2,079	8.7	32.73	364	36.05
$37.89 – $39.60	1	5.6	38.77	1	38.77

	15,771	7.7	$21.93	3,614	$24.03

(1)	Average contractual life remaining in years

The following table contains the Genworth option and stock appreciation right weighted-average grant-date fair value information for 2005 and 2004 and the GE weighted-average grant-date fair value information for 2003. Fair value is estimated using the Black-Scholes option-pricing model.

	2005	2004	2003
Fair value per option and stock appreciation right	$10.49	$6.66	$9.55
Valuation Assumptions:
Expected option term (years)	6	6	6
Expected volatility	30.0%	34.2%	34.7%
Expected dividend yield	1.1%	1.3%	2.5%
Risk-free interest rate	4.0%	3.5%	3.5%

The following table contains the Genworth restricted stock units weighted-average grant-date fair value information for 2005 and the GE weighted-average grant-date fair value information for 2004 and 2003 respectively. The grant-date fair value is measured at the market price of a share of our nonrestricted stock on the grant date.

	2005	2004	2003
Fair value per restricted stock unit at grant date	$30.62	$27.10	$16.26

(17) Related Party Transactions

GE provided a variety of products and services to us prior to the IPO, and we provided a variety of products and services to GE. The services we received from GE included:

•	customer service, transaction processing and a variety of functional support services provided by GE Capital International Services, or GECIS;

•	employee benefit processing and payroll administration;

•	employee training programs, including access to GE training courses;

•	insurance coverage under the GE insurance program;

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

•	information systems, network and related services;

•	leases for vehicles, equipment and facilities; and

•	other financial advisory services such as tax consulting, capital markets services, research and development activities, and trademark licenses.

Our total expense for these services was $34 million, $65 million and $87 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also receive investment management and related administrative services provided by GEAM, for which we incurred expenses of $22 million, $33 million and $61 million for the years ended December 31, 2005, 2004 and 2003 respectively.

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

In addition, we have recorded our allocated share of GE’s corporate overhead for certain services provided to us, which were not specifically billed to us, including public relations, investor relations, treasury, and internal audit services in the amount of $0 million , $14 million and $50 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have also recorded expenses associated with GE stock option and restricted stock unit grants in the amount of $0 million, $2 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively, as described in note 16. These amounts will not be paid to GE and have been recorded as a capital contribution.

We entered into a master agreement with GE in connection with the IPO. We refer to this agreement as the Master Agreement. The Master Agreement sets forth our agreements with GE regarding the principal transactions that were required to effect the transfer of assets and the assumption of liabilities necessary to separate our company from GE. It also included other agreements governing our relationship after our separation from GE. Most of our obligations under the Master Agreement have terminated as a result of GE ceasing to own at least 20% of our outstanding common stock.

We entered into a Transition Services Agreement with GE in connection with the IPO to provide each other, on a transitional basis, certain administrative and support services and other assistance in the U.S. consistent with the services provided before the separation. To comply with European regulatory requirements, we entered into a separate transition services agreement relating to transition services in Europe with respect to our payment protection insurance business. The types of services to be provided under the European transition services agreement are substantially similar to the services to be provided under the U.S. transition services agreement. Pursuant to the Transition Services Agreement, we provide GE various services related to the businesses not transferred to us that had received services from GEFAHI prior to the separation, including information systems and network services, legal services and sourcing support. GE provided services to us, including:

•	treasury, payroll and other financial related services;

•	human resources and employee benefits;

•	legal and related services;

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

•	information systems, network and related services;

•	investment services;

•	corporate services; and

•	procurement and sourcing support.

As part of the Transition Services Agreement, GE has agreed to pay us an aggregate of $40 million in equal quarterly installments during each of the first two years following our corporate reorganization for the provision of transition services to GE. During 2005 and the period from May 25, 2004 to December 31, 2004 GE paid us $40 million and $23 million associated with the Transition Services Agreement, respectively. Prior to our corporate reorganization, GE paid us $17 million for corporate overhead related to companies that were not transferred to us as part of the corporate reorganization.

Under the Transition Services Agreement and other agreements described above, GE was obligated to provide to us a number of services until GE ceased to own at least 50% of our outstanding common stock. These services included, among others, treasury, tax, payroll, employee benefits, email and other network services. We have completed most of the transition of these services from GE to us or to third-party providers.

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

For the years ended December 31, 2005, 2004 and 2003 we received an aggregate of $12 million, $7 million and $0 million, respectively, for certain management consulting services.

We entered into the Tax Matters Agreement in connection with the IPO. The Tax Matters Agreement, among other things, governs our continuing tax sharing arrangements with GE relating to pre-separation periods, and also allocates responsibility and benefits associated with the elections made in connection with our separation from GE. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes, as described in note 14.

We entered into certain insurance transactions with affiliates of GE. During each of the years ended December 31, 2005, 2004 and 2003 we collected $24 million, $25 million and $24 million, respectively, of premiums from various GE affiliates for long-term care insurance provided to employees of such affiliates. We have also reinsured some of the risks of our insurance policies with affiliates, and paid premiums of $37 million, $39 million and $56 million for the years ended December 31, 2005, 2004 and 2003, respectively, to Employers Reassurance Corporation and ERC Life Reinsurance Company (an affiliate until December 2003), and $100 million to GE Pension Limited in 2003.

We entered into three liability and portfolio management agreements with affiliates of GE, effective January 1, 2004. Pursuant to two of these agreements, we will manage a pool of municipal guaranteed investment contracts and we have agreed to originate guaranteed investment contract liabilities, and advise the issuing

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

The initial term of each liability and portfolio management agreement will expire December 31, 2006, and unless terminated at the option of either party, each agreement automatically will renew on January 1 of each year for successive terms of one year. For the three liability management agreements with GE affiliates we recorded fees and reimbursements of $40 million and $37 million for the years ended December 31, 2005 and 2004, respectively.

We have also entered into several significant reinsurance transactions with UFLIC as part of our corporate re-organization as described in note 9.

We distribute some of our products through affiliates. We distribute our payment protection insurance, in part, through arrangements with GE’s consumer finance division and other GE entities, for which we have received gross written premiums of $424 million, $380 million and $293 million during 2005, 2004 and 2003, respectively. We have also reinsured lease obligation insurance and credit insurance marketed by GE’s consumer finance division and other GE entities, for which we received premiums of $22 million, $40 million and $94 million during 2005, 2004 and 2003, respectively.

Prior to the completion of the IPO, we offered a broad range of institutional asset management services to third parties. GEAM provided the portfolio management services for this business, and we provided marketing, sales and support services. We did not acquire the institutional asset management services business from GEFAHI, but pursuant to an agreement among GEAM, GEFAHI and us, we have agreed to continue to provide services to GEAM and GEFAHI related to this asset management business, including client introduction services, asset retention services and compliance support. GEFAHI has agreed to pay us a fee of up to $10 million per year for four years to provide these services. The fee will be determined based upon the level of third-party assets under management managed by GEAM over the four-year term following the completion of the IPO.

For the years ended December 31, 2005 and 2004 we received an aggregate of $10 million and $10 million, respectively, for services provided pursuant to the Asset Management Agreement.

As of December 31, 2005 and 2004, we have operating receivables of $2 million and $21 million, respectively, and payables of $16 million and $318 million, respectively, with certain affiliated companies.

We entered into two agreements with GE Corporate Payment Services, or GECPS, relating to our global credit card programs. We selected GECPS after a competitive process and believe that terms of these credit card agreements are comparable to those we could obtain from other providers. Under these agreements, GECPS issues credit cards for our employees to use in connection with travel and entertainment expenses and other business purchasing expenses. As the issuing bank of the credit cards, GECPS retains a customary percentage of amounts charged to the credit cards as a transaction fee. The aggregate amount of transaction fees received by GECPS depends on the volume of credit card usage, and is partially offset by payments made to us by GECPS in

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

consideration of our exclusive use of GECPS’s credit cards in the U.S. Each agreement expires in 2007. We may terminate either agreement for convenience upon 30 days’ notice, whereby we are obligated to pay GECPS the unearned portion of a contingent signing payment.

As part of the consideration for the assets transferred to us in connection with our corporate reorganization, we issued to GEFAHI a $550 million Contingent Note. The Contingent Note was a non-interest-bearing, general unsecured obligation of our company and was subordinated in right of payment to all of our existing and future senior indebtedness. We were required to repay the Contingent Note solely to the extent that statutory contingency reserves from our U.S. mortgage insurance business in excess of $150 million were released and paid to us as a dividend. The release of these reserves and payment of the dividend were subject to statutory limitations, regulatory approvals and other conditions. In July 2004, we amended the Contingent Note to provide that we were required to use reasonable best efforts to achieve the satisfaction of such conditions and to repay the Contingent Note by December 31, 2004. We received from GEFAHI a payment of less than $1 million to reimburse us for costs in consideration of that effort. On December 23, 2004, all conditions to the release of statutory contingency reserves from our U.S. mortgage insurance business and the payment of a dividend by that business to us were satisfied. As a result, on December 23, 2004, our U.S. mortgage insurance business paid a $700 million dividend to us, and we repaid the Contingent Note in full.

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

(18) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying combined financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, securities lending collateral and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using current market rates at which similar loans would have been made to similar borrowers.

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

Insurance—mortgage. Based on carrying value, which approximates fair value.

Mandatorily redeemable preferred stock. Based on quoted market prices or discounted future cash flows.

The following represents the fair value of financial assets and liabilities as of December 31:

	2005					2004
(Dollar amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Commercial mortgage loans	$		(a)	$7,558	$7,682	$		(a)	$6,051	$6,348
Other financial instruments			(a)	337	355			(a)	292	295
Liabilities:
Borrowings and related instruments(b):
Borrowings			(a)	2,888	2,935			(a)	3,001	3,084
Non-recourse funding obligations			(a)	1,400	1,400			(a)	900	900
Senior notes underlying equity units			(a)	600	606			(a)	600	628
Mandatorily redeemable preferred stock			(a)	100	100			(a)	100	102
Investment contract benefits			(a)	32,098	32,022			(a)	31,842	31,865
Insurance—credit life		19,631		1,537	1,537		27,591		1,901	1,901
Performance guarantees, principally letters of credit		119		—	—		119		—	—
Insurance—mortgage		101,297		2,200	2,200		85,711		1,891	1,891
Other firm commitments:
Ordinary course of business lending commitments		210		—	—		254		—	—
Commitments to fund limited partnerships		99		—	—		20		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 13.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Our business activities routinely deal with fluctuations in interest rates, currency exchange rates and other asset prices. We use derivative financial instruments to mitigate or eliminate certain of these risks. We follow strict policies for managing each of these risks, including prohibition on derivatives market-making, speculative derivatives trading or other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

A reconciliation of current period changes for the years ended December 31, 2005 and 2004, net of applicable income taxes in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges”, follows:

(Dollar amounts in millions)	2005	2004
Derivatives qualifying as effective accounting hedges as of January 1	$268	$(5)
Current period increases in fair value, net of deferred taxes of $42 and $105	81	188
Reclassification to net earnings, net of deferred taxes of $23 and $(5)	40	(10)
Transferred to GE in connection with our corporate reorganization, net of deferred taxes	—	95

Balance as of December 31	$389	$268

The $389 million, net of taxes, recorded in stockholders’ equity at December 31, 2005 is expected to be reclassified to future income, concurrently, with and primarily offsetting changes in interest expense and interest income on floating-rate instruments. Of this amount, $7 million, net of income taxes, is expected to be reclassified to earnings in the year ending December 31, 2006. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions currently being hedged are expected to occur by 2027. No amounts were reclassified to earnings during the year ended December 31, 2005 and 2004 in connection with forecasted transactions that were no longer considered probable of occurring.

Positions in derivative instruments. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated. The fair value of derivative instruments, including financial futures, interest rate and foreign currency swaps, foreign currency forward contracts and equity index options, are based upon quotations obtained from dealers or other reliable sources.

	December 31,
	2005		2004
(Dollar amounts in millions)	Notional value	Estimated Fair Value	Notional value	Estimated Fair Value
Interest rate swaps	$7,894	$508	$8,185	$321
Foreign currency swaps	533	4	542	48
Equity index options	265	21	459	27
Foreign currency forward contracts	—	—	27	—
Financial futures	27	—	—	—

Total	$8,719	$533	$9,213	$396

As of December 31, 2005 and 2004, the fair value of derivatives in a gain position and recorded in other invested assets was $559 million and $442 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $26 million and $46 million, respectively.

Earnings effects of derivatives. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items for the year ended December 31, 2005 are shown in the following table as “Amounts excluded from the measure of effectiveness.”

(Dollar amounts in millions)	Cash flow hedges	Fair value hedges
Ineffectiveness	$(2)	$—
Amounts excluded from the measure of effectiveness	$—	$—

We hold certain derivative instruments that do not qualify for hedge accounting. The changes in fair value of these instruments are recognized currently in earnings. For the periods ended December 31, 2005, 2004 and 2003, the effect on pre-tax earnings was $18 million, $2 million and $(32) million, respectively.

Derivative counterparty credit risk. We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded to or below Moody’s “Baa” or S&P’s “BBB.” If the downgrade provisions had been triggered as of December 31, 2005, we could have been required to disburse up to $5 million and claim up to $176 million from counterparties. This represents the net fair value of losses and gains by counterparty, less $362 million of available collateral held. As of December 31, 2005 and 2004, gross fair value gains were $538 million and $403 million, respectively. As of December 31, 2005 and 2004, gross fair value losses were $5 million and $7 million, respectively.

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A3” by Moody’s and “A-” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of December 31, 2005 and 2004, we retained collateral of $362 million and $164 million, respectively, related to these agreements. Our policy further requires foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1”.

(19) Securitization Entities

One of the most common forms of off-balance sheet arrangements is asset securitization. We have used GE Capital-sponsored and third-party entities to facilitate asset securitizations. Assets in entities that were either sponsored by GE Capital or to which GE Capital provided financial support were $1.5 billion and $1.7 billion at December 31, 2005 and 2004, respectively. Of the total, $0.7 billion are held by entities that are consolidated and $0.8 billion remain off balance sheet in 2005 and $0.9 billion are held by entities that are consolidated and $0.8 billion remain off balance sheet in 2004. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As of December 31, 2005 and 2004, assets in these entities, which are Qualified Special Purposes Entities

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(“QSPE’s”), are $1.5 billion and $1.6 billion, respectively. There were no off-balance sheet securitizations in 2005 and 2004. Securitization transactions resulted in net gains, before taxes, of approximately $43 million for the year ended December 31, 2003. An analysis of total “securitized assets” as of December 31 is as follows:

(Dollar amounts in millions)	2005	2004
Receivables secured by:
Commercial mortgage loans	$1,001	$1,136
Fixed maturities	389	504
Other assets	803	804

Total securitized assets	$2,193	$2,444

Consolidated assets held by securitization entities	$729	$884
Off-balance sheet:
Sponsored and supported	759	780
Other	705	780

Total securitized assets	$2,193	$2,444

We evaluate the economic, liquidity and credit risk related to the above Special Purpose Entities (“SPE’s”) and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations, or liquidity. Financial support for certain SPE’s is provided under credit support agreements, in which we provide limited recourse for a maximum of $119 million of credit losses. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We record liabilities for such guarantees based on our best estimate of probable losses. To date, we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

The following table summarizes the current balance of assets sold to QSPE’s as of December 31:

(Dollar amounts in millions)	2005	2004
Assets—collateralized by:
Commercial mortgage loans	$705	$780
Other receivables	759	780

Total assets	$1,464	$1,560

Sales of securitized assets to QSPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our financial statements related to sales to QSPEs as of December 31 are as follows:

	2005		2004
(Dollar amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$125	$173	$136	$179
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$125	$173	$136	$179

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

GE Capital, our former majority shareholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our financial statements because the funding conduit no longer qualified as a third-party. Because these securitization entities lost their qualifying status, we were required to include $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our Statement of Financial Position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our Statement of Financial Position, and the assets are noted as restricted due to the lack of legal control we have over them. We apply the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Entities consolidated are those that GE Capital sponsored and/or to which GE Capital provided financial support, but are not controlled by GE Capital or us. These entities were associated with asset securitization and other asset sales. Liabilities included in these entities are not our legal obligations but will be repaid with cash flows generated by the related assets, which are designated solely for the repayment of these liabilities and are not available for sale by us. As we no longer sell or securitize assets into these entities, the carrying amounts of assets and liabilities will decrease over time. Our July 1, 2003 consolidation of FIN 46 entities had no effect on previously reported earnings. When GE’s ownership is reduced to a de minimis level, these securitization entities will no longer be consolidated in our financial statements.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table summarizes the assets and liabilities associated with these consolidated entities, which are included in our Corporate and Other segment for reporting purposes, as of December 31:

(Dollar amounts in millions)	2005	2004
Assets
Restricted investments held by securitization entities	$685	$860
Other assets	44	24

Total(a)	$729	$884

Liabilities
Borrowings related to securitization entities	$660	$849
Other liabilities	15	3

Total	$675	$852

(a)	Includes $25 million and $31 million of former retained interests in securitized assets as of December 31, 2005 and 2004, respectively, that are consolidated.

As of December 31, 2005 and 2004, restricted investments held by securitization entities consisted of $389 million and $504 million, respectively, of fixed maturities and $296 million and $356 million, respectively, of commercial mortgage loans. These balances will decrease as the assets mature because we will not sell any additional assets to these consolidated entities. In addition, as of December 31, 2005 and 2004, the borrowings related to securitization entities consisted of $373 million and $505 million, respectively, at a fixed interest rate of 5.528% due June 2025 and $287 million and $344 million, respectively, at a fixed rate of 6.0175% due October 2023. These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

As of December 31, 2005 and 2004, the amortized cost, gross unrealized gains and losses, and estimated fair value of our restricted fixed maturities held by securitization entities are as follows:

2005	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. corporate	$345	$2	$(10)	$337
Public utilities	18	1	(2)	17
Mortgage and asset-backed	27	8	—	35

Total restricted fixed maturities	$390	$11	$(12)	$389

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Securities with gross unrealized losses at December 31, 2005 are considered to be temporarily impaired as management expects such securities to perform as to their original contractual terms.

2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. corporate	$473	$3	$(27)	$449
Public utilities	19	—	(1)	18
Mortgage and asset-backed	31	7	(1)	37

Total restricted fixed maturities	$523	$10	$(29)	$504

The scheduled maturity distribution of these restricted fixed maturities as of December 31, 2005 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost	Estimated fair value
Due 2006	$99	$99
Due 2007-2010	160	159
Due 2011-2015	73	69
Due 2016 and later	31	27

Subtotal	363	354
Mortgage and asset-backed	27	35

Total restricted fixed maturities	$390	$389

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table sets forth the distribution across property type and geographic region for restricted commercial mortgage loans as of December 31:

	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$132	45%	$161	45%
Office	87	29	101	28
Industrial	43	15	50	14
Apartments	16	5	24	7
Mixed use/other	18	6	20	6

Total	$296	100%	$356	100%

Region
South Atlantic	$78	26%	$95	27%
Pacific	70	24	79	22
East North Central	41	14	46	13
Mountain	25	9	35	10
Middle Atlantic	26	9	29	8
East South Central	19	6	22	6
West North Central	16	5	21	6
West South Central	9	3	16	4
New England	12	4	13	4

Total	$296	100%	$356	100%

There is no allowance for losses related to these restricted commercial mortgage loans.

(20) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2005, we estimate our insurance companies could pay dividends of approximately $1,300 million to us in 2006 without obtaining regulatory approval.

Our holding companies received dividends from our insurance subsidiaries of $639 million ($76 million of which are deemed “extraordinary”), $2,111 million ($1,244 million of which are deemed “extraordinary”) and $1,472 million ($1,400 million of which are deemed “extraordinary”), during 2005, 2004 and 2003, respectively. During 2003, we also received dividends from insurance subsidiaries related to discontinued operations of $495 million.

In addition to the guarantees discussed in notes 19 and 23, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than guarantees provided in connection with derivative contracts, were $164 million and $96 million as of December 31, 2005 and 2004, respectively. Our potential obligations under guarantees of derivative contracts were $10 million and $12 million as of December 31, 2005 and 2004, respectively, which reflects the fair value of such derivative contracts. We also provide an unlimited guarantee to third parties for the solvency of our Mortgage Insurance subsidiary located in the United Kingdom.

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net earnings and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no material permitted accounting practices.

Combined statutory net income for our U.S. domiciled insurance subsidiaries for the years ended December 31, 2005, 2004 and 2003 is $886 million, $638 million and $389 million, respectively. The combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries, including statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries, as of December 31, 2005 and 2004 is $6.7 billion and $6.4 billion, respectively.

The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our insurance subsidiaries. As of December 31, 2005 and 2004, each of our insurance subsidiaries exceeded the minimum required RBC levels.

For statutory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves as of December 31, 2005 for our U.S. mortgage insurance subsidiaries was approximately $2.4 billion.

(21) Operating and Geographic Segments

(a) Operating Segment Information

Prior to our corporate reorganization we conducted our operations in five business segments: (1) Protection, which includes our life insurance, long-term care insurance, group life and health insurance and payment protection insurance business; (2) Retirement Income and Investments, which includes our fixed, variable and income annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements and structured settlements business; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages business; (4) Affinity, which includes life and health insurance and other financial products and services offered directly to consumers through affinity marketing arrangements with a variety of organizations, an institutional asset management business and several other small businesses that are not part of our core ongoing business; and (5) Corporate and Other, which includes net realized investment gains (losses), interest and other debt financing expenses and unallocated corporate income and expenses, as well as the results of small, non-core businesses that are managed outside our operating segments. The lines of business and assets and liabilities of our Affinity segment were not transferred to us in our corporate reorganization, therefore the results or operations of the Affinity segment are only included in our results until May 24, 2004.

We use the same accounting policies and procedures to measure segment earnings and assets as our combined net income and assets. Segment earnings are generally income before income taxes and cumulative effect of accounting change. Realized gains (losses), net of taxes, are allocated to the Corporate and Other

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

segment. Segment earnings represent the basis on which the performance of our business is assessed by management. Policy premiums and fees, other income, policy benefits and acquisition and operating expenses and policy related amortization are attributed directly to each operating segment. With the exception of our Mortgage segment and the payment protection business within our Protection segment that have separate investment portfolios, net investment income and invested assets are allocated based on the assets required to support the underlying liabilities and capital of the products included in each segment.

The following is a summary of segment activity as of or for the years ended December 31, 2005, 2004 and 2003:

2005	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,476	$855	$882	$—	$84	$6,297
Net investment income	1,284	1,813	287	—	152	3,536
Net realized investment gains (losses)	—	—	—	—	(2)	(2)
Policy fees and other income	366	244	45	—	18	673

Total revenues	6,126	2,912	1,214	—	252	10,504

Benefits and other changes in policy reserves	2,894	1,111	162	—	38	4,205
Interest credited	369	1,056	—	—	—	1,425
Acquisition and operating expenses, net of deferrals	1,337	259	289	—	104	1,989
Amortization of deferred acquisition costs and intangibles	589	131	56	—	18	794
Interest expense	52	3	—	—	238	293

Total benefits and expenses	5,241	2,560	507	—	398	8,706

Earnings (loss) from continuing operations before income taxes	885	352	707	—	(146)	1,798
Provision (benefit) for income taxes	317	105	200	—	(45)	577

Net earnings (loss) from continuing operations	$568	$247	$507	$—	$(101)	$1,221

Total assets	$33,871	$58,281	$7,118	$—	$6,022	$105,292

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

2004	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,481	$1,094	$800	$88	$96	$6,559
Net investment income	1,224	1,996	254	26	148	3,648
Net realized investment gains (losses)	—	—	—	—	26	26
Policy fees and other income	359	271	36	104	54	824

Total revenues	6,064	3,361	1,090	218	324	11,057

Benefits and other changes in policy reserves	2,890	1,633	165	80	36	4,804
Interest credited	362	1,070	—	—	—	1,432
Acquisition and operating expenses, net of deferrals	1,184	250	262	123	83	1,902
Amortization of deferred acquisition costs and intangibles	779	170	51	47	17	1,064
Interest expense	15	1	—	—	201	217

Total benefits and expenses	5,230	3,124	478	250	337	9,419

Earnings (loss) from continuing operations before income taxes	834	237	612	(32)	(13)	1,638
Provision (benefit) for income taxes	306	84	186	(18)	(65)	493

Net earnings (loss) from continuing operations	$528	$153	$426	$(14)	$52	$1,145

Total assets	$31,806	$56,610	$6,428	$—	$9,034	$103,878

2003	Protection	Retirement Income and Investments	Mortgage Insurance	Affinity	Corporate and Other	Total
(Dollar amounts in millions)
Premiums	$4,588	$1,049	$716	$244	$110	$6,707
Net investment income	1,199	2,511	218	62	61	4,051
Net realized investment gains (losses)	—	—	—	—	10	10
Policy fees and other income	356	243	48	260	8	915

Total revenues	6,143	3,803	982	566	189	11,683

Benefits and other changes in policy reserves	2,997	1,886	115	196	76	5,270
Interest credited	365	1,259	—	—	—	1,624
Acquisition and operating expenses, net of deferrals	1,106	239	299	244	115	2,003
Amortization of deferred acquisition costs and intangibles	914	190	37	105	18	1,264
Interest expense	3	—	—	—	137	140

Total benefits and expenses	5,385	3,574	451	545	346	10,301

Earnings (loss) from continuing operations before income taxes	758	229	531	21	(157)	1,382
Provision (benefit) for income taxes	271	78	162	5	(103)	413

Net earnings (loss) from continuing operations	$487	$151	$369	$16	$(54)	$969

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(b) Revenues of Major Product Groups

(Dollar amounts in millions)	2005	2004	2003
Long-term care insurance	$2,347	$2,311	$2,408
Payment protection insurance	1,439	1,549	1,615
Life insurance	1,623	1,518	1,443
Group life and health insurance	717	686	677

Total Protection segment revenues	6,126	6,064	6,143

Spread-based retail products	2,224	2,712	3,122
Spread-based institutional products	442	332	346
Fee-based products	246	317	335

Total Retirement Income and Investments segment revenues	2,912	3,361	3,803

U.S. mortgage insurance	603	609	665
International mortgage insurance	611	481	317

Total Mortgage Insurance segment revenues	1,214	1,090	982

Affinity segment revenues	—	218	566

Corporate and Other segment revenues	252	324	189

Total revenues	$10,504	$11,057	$11,683

(c) Net Earnings (Loss) from Continuing Operations

(Dollar amounts in millions)	2005	2004	2003
Long-term care insurance	$172	$172	$171
Payment protection insurance	90	81	64
Life insurance	275	245	211
Group life and health insurance	31	30	41

Total Protection segment net earnings	568	528	487

Spread-based retail products	151	79	109
Spread-based institutional products	37	30	29
Fee-based products	59	44	13

Total Retirement Income and Investments segment net earnings	247	153	151

U.S. mortgage insurance	238	224	225
International mortgage insurance	269	202	144

Total Mortgage Insurance segment net earnings	507	426	369

Affinity segment net earnings (loss)	—	(14)	16

Corporate and Other segment net earnings (loss)	(101)	52	(54)

Net earnings from continuing operations	$1,221	$1,145	$969

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31, 2005, 2004 and 2003.

2005	United States	International	Total
(Dollar amounts in millions)
Total revenues	$8,354	$2,150	$10,504

Net earnings from continuing operations before accounting change	$835	$386	$1,221

Total assets	$98,119	$7,173	$105,292

2004
(Dollar amounts in millions)
Total revenues	$8,902	$2,155	$11,057

Net earnings from continuing operations before accounting change	$818	$327	$1,145

Total assets	$96,450	$7,428	$103,878

2003
Total revenues	$9,632	$2,051	$11,683

Net earnings from continuing operations before accounting change	$717	$252	$969

Total assets	$96,452	$6,979	$103,431

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(22) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2005 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$2,611	$2,610	$2,628	$2,655

Total benefits and expenses	$2,127	$2,198	$2,185	$2,196

Net earnings from continuing operations before accounting change	$322	$285	$307	$307

Net earnings	$322	$285	$307	$307

Earnings per share:
Basic earnings per common share:
Net earnings from continuing operations before accounting change	$0.66	$0.61	$0.65	$0.65

Basic earnings per common share	$0.66	$0.61	$0.65	$0.65

Diluted earnings per common share:
Net earnings from continuing operations before accounting change	$0.65	$0.60	$0.64	$0.64

Diluted earnings per share	$0.65	$0.60	$0.64	$0.64

Shares outstanding:
Basic	488.8	470.4	470.7	470.9
Diluted	494.3	477.4	481.1	482.6

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

(23) Commitments and Contingencies

(a) Litigation

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

Genworth Financial, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

One of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the FCRA requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. We have reached an agreement in principle to settle these cases. If an acceptable definitive settlement cannot be negotiated or approved by the courts, we intend to defend vigorously against the actions to which we are a party, but we cannot predict their outcome.

(b) Commitments

As at December 31, 2005, we were committed to fund $210 million in U.S. commercial mortgage loans and $99 million to fund limited partnerships.

In January 2006 we agreed to acquire Continental Life Insurance Company, of Brentwood, Tennessee for $145 million as described in note 8 of these financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that Genworth Financial, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Genworth Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Genworth Financial, Inc. as of December 31, 2005 and 2004, and the related statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/    KPMG LLP

Richmond, Virginia

February 23, 2006

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	47	Chairman, President and Chief Executive Officer
Thomas H. Mann	55	President and Chief Executive Officer—Mortgage Insurance
Pamela S. Schutz	51	President and Chief Executive Officer—Retirement Income and Investments
George R. Zippel	46	President and Chief Executive Officer—Protection
K. Rone Baldwin	47	Senior Vice President—Employee Benefits Group
Mark W. Griffin	47	Senior Vice President—Chief Investment Officer
Michael S. Laming	54	Senior Vice President—Human Resources
Samuel D. Marsico	48	Senior Vice President—Chief Risk Officer
Scott J. McKay	44	Senior Vice President—Operations & Quality and Chief Information Officer
Richard P. McKenney	37	Senior Vice President—Chief Financial Officer
Victor C. Moses	58	Senior Vice President—Chief Actuary
Joseph J. Pehota	44	Senior Vice President—Business Development
Jean S. Peters	54	Senior Vice President—Investor Relations and Corporate Communications
Leon E. Roday	52	Senior Vice President—General Counsel and Secretary
Frank J. Borelli	70	Director, member of Audit, Management Development & Compensation, and Nominating & Corporate Governance Committees
Elizabeth J. Comstock	45	Director, member of Public Affairs Committee
Pamela Daley	53	Director, member of Public Affairs Committee
Nancy J. Karch	58	Director, member of Management Development & Compensation and Nominating & Corporate Governance Committees
J. Robert Kerrey	62	Director, member of Audit, Nominating & Corporate Governance, and Public Affairs Committees
Saiyid T. Naqvi	56	Director, member of Public Affairs Committee
David R. Nissen	54	Director, member of Public Affairs Committee
James A. Parke	60	Director, member of Public Affairs Committee
Thomas B. Wheeler	69	Director, member of Audit, Management Development & Compensation, and Nominating & Corporate Governance Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer has been our Chairman, President and Chief Executive Officer since the completion of the IPO and prior to the IPO was a Vice President of GE since December 1995 and a Senior Vice President of GE since June 2000. Mr. Fraizer was Chairman of the Board of GEFAHI from November 1996 to May 2004 and President and Chief Executive Officer of GEFAHI from April 1997 to June 2004. Mr. Fraizer also has been a director of GE Capital and General Electric Capital Services, Inc. Mr. Fraizer led the Consumer Savings and Insurance Group, a predecessor of GEFAHI, from February 1996 until the formation of GEFAHI in October 1996. Prior to that time, Mr. Fraizer was President and Chief Executive Officer of GE Capital Commercial Real Estate, an affiliate of our company, from July 1993 to December 1996, leading both the GE Consumer Savings and Insurance Group and GE Capital Commercial Real Estate from February to December 1996. From July 1991 to June 1993, he was Vice President—Portfolio Acquisitions and Ventures of GE Capital Commercial Real Estate. From December 1989 to June 1991, Mr. Fraizer was President and Managing Director, GE Japan. From July 1983 to November 1989 Mr. Fraizer served in various capacities as a member of GE’s Corporate Audit Staff and Corporate Business Development after joining GE in its Financial Management Program. Mr. Fraizer received a B.A. in Political Science from Carleton College. Mr. Frazier serves as a trustee of the Virginia Foundation for Independent Colleges; and serves on the board of the Andre Agassi Charitable Foundation and the Virginia Commonwealth University School of Business Foundation.

Thomas H. Mann has been our President and Chief Executive Officer—Mortgage Insurance since the completion of the IPO and has been President, Chief Executive Officer and a Director of General Electric Mortgage Insurance Corporation, or GE Mortgage, a subsidiary of our company, since May 1996. Prior to the IPO, he was a Vice President of GE since April 1996. From March 1990 to April 1996, Mr. Mann served as Vice President of GE Capital and General Manager of GE Capital Vendor Financial Services. Prior to that time, he served as Executive Vice President—Operations with GE Mortgage from August 1986 to March 1990. From November 1984 to August 1986, Mr. Mann served as Manager—Finance Operations at GE Capital’s Real Estate Financial Services Division, and from August 1976 to November 1984, he served in various capacities as a member of GE’s Corporate Audit Staff. Mr. Mann received a B.S. in Business Administration from the University of North Carolina at Chapel Hill. He is a member of the Housing Policy Council Executive Committee, part of the Financial Services Roundtable.

Pamela S. Schutz has been our President and Chief Executive Officer—Retirement Income and Investments since the completion of the IPO and has been President and Chief Executive Officer of GE Life and Annuity Assurance Company, a subsidiary of our company, since June 1998. Prior to the IPO, she was a Vice President of GE since October 2000. From May 1997 to July 1998, Ms. Schutz served as President of The Harvest Life Insurance Company, then an affiliate of our company. Prior to that time, Ms. Schutz served in various capacities with GE Capital Commercial Real Estate from February 1978 to May 1997, attaining the position of President, GE Capital Realty Group in May 1994. Ms. Schutz received a B.A. in Urban Planning from Briarcliff College and an M.S. in Business from American University. She is a member of the boards of the National Association of Variable Annuities and MIB Group, Inc.

George R. Zippel has been our President and Chief Executive Officer—Protection since the completion of the IPO and has been the President and Chief Executive Officer of Independent Brokerage Group, a business unit of our company, since September 1999. Prior to the IPO, he was a Vice President of GE since July 2001. From July 1997 to September 1999, he was President of GE Lighting Systems, a division of GE. Prior to that time, Mr. Zippel served in various capacities with GE Industrial Systems from July 1991 to July 1997. Prior thereto, he was a Manager of Corporate Initiatives from September 1989 to July 1991. From September 1984 to September 1989, he held various positions on GE’s Corporate Audit Staff. Prior thereto, Mr. Zippel participated in GE’s Financial Management Program, and upon graduating from the program, worked as a Financial Analyst for GE Semiconductor. Mr. Zippel received a B.A. in Economics from Hamilton College. He is a member of the Board of the American Council of Life Insurers.

K. Rone Baldwin has been our Senior Vice President—Employee Benefits Group since the completion of the IPO and has been Senior Vice President—Employee Benefits Group of GEFAHI since March 2004. Prior to the IPO, he was Senior Vice President—Strategic Development at GE Insurance, a business unit of GE Capital, from September 2002 to February 2004 and a Vice President of GE since July 2000. From September 1998 to September 2002, he was the President and CEO of GE Edison Life Insurance Company, then an affiliate of our company. Prior to that time, Mr. Baldwin was President of GE Capital Japan from March 1997 to September 1998 and Vice President—Business Development at GE Capital from December 1994 to March 1997. From September 1989 to December 1994, Mr. Baldwin was Senior Vice President at Mutual of New York. Prior thereto, Mr. Baldwin held positions with Goldman, Sachs & Co. and Booz Allen & Hamilton. Mr. Baldwin received a B.A. in Physics from Amherst College and an M.B.A. from Harvard Business School.

Mark W. Griffin has been our Senior Vice President—Chief Investment Offer since October 2005. Prior thereto, he was Senior Vice President—Chief Risk Officer from completion of the IPO as well as Acting Chief Investment Officer from June 17, 2005. From August 2002 to the IPO, he was the Chief Risk Manager of GE Insurance, a business unit of GE Capital. From January 2000 to August 2002, Mr. Griffin was Chief Risk Manager of GEFAHI. Prior thereto, Mr. Griffin was Vice President, Risk Markets & Executive Director, Pension & Insurance with Goldman, Sachs & Co. from August 1994 to December 1999. From December 1986 to August 1994, Mr. Griffin was Executive Director—Fixed Income and Principal, Fixed Income Sales with Morgan Stanley. Prior thereto, Mr. Griffin was an Assistant Actuary with the Metropolitan Life Insurance Company from July 1982 to December 1986. Mr. Griffin received a B.A. in Mathematics from the University of Waterloo. Mr. Griffin is a Fellow of the Society of Actuaries and the Canadian Institute of Actuaries, and is a Chartered Financial Analyst. He holds an FRM, or Financial Risk Manager, designation from the Global Association of Risk Professionals and a PRM, or Professional Risk Manager, designation from the Professional Risk Management International Association.

Michael S. Laming has been our Senior Vice President—Human Resources since the completion of the IPO and prior to the IPO was a Senior Vice President of GE Insurance, a business unit of GE Capital, since August 2001 and a Vice President of GE since April 2003. From July 1996 to August 2001, Mr. Laming was a Senior Vice President at GEFAHI and its predecessor companies. Prior thereto, he held a broad range of human resource positions in operating units of GE and at GE corporate headquarters. He graduated from the GE Manufacturing Management Program. Mr. Laming received both a B.S. in Business Administration and a Masters of Organization Development from Bowling Green State University.

Samuel D. Marsico has been our Senior Vice President—Chief Risk Officer since January 2006. Prior thereto, he was Senior Vice President and Chief Risk Officer for our Mortgage Insurance Segment since completion of the IPO. From April 2001 to the IPO, he was the Chief Risk Officer for GE Mortgage Insurance. From September 1999 to March 2001, Mr. Marsico held leadership positions in the division’s Marketing and New Markets departments and from August 1997 to August 1999, Mr. Marsico was the Chief Financial Officer of GE Mortgage Insurance. Mr. Marsico also held prior leadership positions at both GE Transportation Systems and GE Corporate Finance. Prior to joining GE, Mr. Marsico was a senior executive at Price Waterhouse in New York, NY. Mr. Marsico is a graduate of Fairfield University with a B.S. in Accounting and is a member of the AICPA.

Scott J. McKay has been our Senior Vice President—Operations & Quality and Chief Information Officer since August 2004. Prior thereto, he was Senior Vice President—Operations & Quality from the completion of the IPO to August 2004. Prior to the IPO was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania.

Richard P. McKenney has been our Senior Vice President—Chief Financial Officer since the completion of the IPO and prior to the IPO was, since December 2002, a Senior Vice President and the Chief Financial Officer of GEFAHI. From May 2000 to October 2002, he was Vice President of Business Planning and Analysis of GEFAHI. Prior thereto, Mr. McKenney was Manager of Financial Planning from October 1996 to April 1998 and Chief Financial Officer from April 1998 to May 2000 at GE Life & Annuity Assurance Company, an affiliate of our company. From July 1993 to October 1996, he held various positions on GE’s Corporate Audit Staff. Prior thereto, Mr. McKenney was in the GE Manufacturing Management Program from June 1991 to July 1993. Mr. McKenney received a B.S. in Mechanical Engineering from Tufts University.

Victor C. Moses has been our Senior Vice President—Chief Actuary since the completion of the IPO and prior to the IPO was Senior Vice President—Actuarial/Capital Management of GEFAHI since January 2000. From 1971 to 1983 Mr. Moses worked in various positions at SAFECO Life Insurance Company and from 1983 to 1993 he served in various capacities with GNA, ultimately serving as both Chief Actuary and Chief Financial Officer. In 1993, GNA was acquired by GE Capital, and from then until December 1999, Mr. Moses was Senior Vice President—International Business Development at GEFAHI and its predecessor companies. Mr. Moses received a B.A. in Math from Seattle Pacific University. Mr. Moses is a Fellow in the Society of Actuaries and a Member of the American Academy of Actuaries. He serves on the Board of Trustees of Seattle Pacific University.

Joseph J. Pehota has been our Senior Vice President—Business Development since the completion of the IPO and prior to the IPO was Senior Vice President—Business Development of GEFAHI since August 1998. From February 1996 to July 1998, he was the Chief Risk Manager for GE Equity, an affiliate of our company. Prior thereto, Mr. Pehota was Vice President and Manager of Global Distribution for the GE Capital Structured Finance Group, an affiliate of our company, from January 1995 to February 1996. From March to December 1994, he was the Vice President of Restructuring and Underwriting—North America, for GE Capital’s Aviation Services business, an affiliate of our company. Prior thereto, Mr. Pehota held various leadership positions with GE Capital’s Structured Finance Group, an affiliate of our company, from July 1988 to February 1994. Mr. Pehota received a B.S. in Finance from the University of Connecticut and an M.B.A. from New York University.

Jean S. Peters has been our Senior Vice President—Investor Relations and Corporate Communications since May 2004. From January 1999 to April 2004, she was the Senior Vice President of Investor Relations for John Hancock Financial Services, Inc. From February 1994 to January 1999, Ms. Peters was the Vice President of Investor Relations for Allmerica Financial Corporation. Prior thereto, she was the Second Vice President of Investor Relations from August 1989 to February 1994, and the Assistant Vice President of Corporate Communications from January 1986 to August 1989, for Capital Holding Corporation. From August 1984 to January 1986, Ms. Peters was the Business Editor for the Dayton Daily News and Journal Herald. Prior thereto, from February 1982 to August 1984, she was a business writer for the Louisville Courier-Journal. Ms. Peters received a B.S. in Journalism from Northwestern University. She is a member of the board of the National Investor Relations Institute, Boston Chapter.

Leon E. Roday has been our Senior Vice President, General Counsel and Secretary since the completion of the IPO and prior to the completion of the IPO was Senior Vice President, General Counsel, Secretary and a Director of GEFAHI and its predecessor companies since May 1996 and a Vice President of GE since November 2002. From October 1982 through May 1996, Mr. Roday was at the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP, and he was a partner at that firm from 1991 to 1996. Mr. Roday received a B.A. in Political Science from the University of California at Santa Barbara and a J.D. from Brooklyn Law School. Mr. Roday is a member of the New York Bar.

Frank J. Borelli is a member of our board of directors. Mr. Borelli has been a Senior Advisor to Stone Point Capital, a former wholly owned subsidiary of Marsh & McLennan Companies, Inc., since his retirement from Marsh & McLennan on January 2, 2001. Prior thereto, he was Senior Vice President of Marsh & McLennan from April to December 2000 and Senior Vice President and Chief Financial Officer from September 1984 to April

2000. He is a director and Audit Committee Chairman of Express Scripts, Inc. and is Presiding Director of the Interpublic Group of Companies. He was a Director of Marsh & McLennan from May 1988 to October 2000. Mr. Borelli is past Chairman and Director of the Financial Executives International and is also Chairman Emeritus of the Board of Trustees of the New York City Chapter of the National Multiple Sclerosis Society, a Trustee of St. Thomas Aquinas College and Chairman Emeritus of the Nyack Hospital. Mr. Borelli received a B.B.A. in Business Administration from Bernard M. Baruch College, City University of New York.

Elizabeth J. Comstock is a member of our board of directors. Ms. Comstock has been the President of Digital Media and Market Development of GE since December 2005. Prior thereto, Ms. Comstock was the Vice President and Chief Marketing Officer of GE from 2003 to 2005. From 1998 to 2003 Ms. Comstock was Vice President of Corporate Communications at GE. From 1996 to 1998 Ms. Comstock was Senior Vice President of NBC Communications and from 1993 to 1996 was Vice President of NBC News Communications. Prior thereto, Ms. Comstock served as an entertainment media director at CBS Television from 1992 to 1993 and as the New York-based head of communications for Turner Broadcasting from 1990 to 1992. Prior thereto, from 1986 to 1990 she held various positions at NBC News. Ms. Comstock received a B.S. degree in Biology from the College of William and Mary. Ms. Comstock was designated to our board of directors by GE.

Pamela Daley is a member of our board of directors. Ms. Daley has been Senior Vice President, Corporate Business Development at GE since December 2005. Ms. Daley was Vice President, Corporate Business Development at GE from July 2004 to December 2005, was Vice President and Senior Counsel for Transactions at GE from 1991 to 2004, was Senior Counsel for Transactions at GE from 1990 to 1991 and was Tax and Finance Counsel at GE from 1989 to 1990. Prior thereto, Ms. Daley was a partner at Morgan, Lewis & Bockius LLP, from 1986 to 1989 and an associate at that firm from 1979 to 1986. Ms. Daley received an A.B. in Romance Languages and Literatures from Princeton University in 1974 and a J.D. from the University of Pennsylvania. Ms. Daley was designated to our board of directors by GE.

Nancy J. Karch is a member of our board of directors. Ms. Karch was a Senior Partner of McKinsey & Company from 1988 to 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She is a director of Liz Claiborne, Inc. and The Corporate Executive Board. Ms. Karch is also on the board and the Executive Committee of the Westchester Land Trust, a not-for-profit organization. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

J. Robert “Bob” Kerrey is a member of our board of directors. Mr. Kerrey has been the President of New School University since 2001. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of Honor. He serves on the boards of Jones Apparel Group, Inc. and Tenet Healthcare Corporation. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska.

Saiyid T. Naqvi is a member of our board of directors. Mr. Naqvi has served as the Chief Executive Officer of DeepGreen Financial Inc. since January 2005. From November 2002 until January 2005, he was Chairman and Chief Executive Officer of Setara Corporation. From 1985 until January 2001, Mr. Naqvi was with PNC Mortgage (formerly Sears Mortgage Corporation) and served as President and Chief Executive Officer from 1995 to 2001. Mr. Naqvi currently serves on the board of directors of Hanover Capital Mortgage Holdings, Inc. Mr. Naqvi also serves on the Zanira Foundation, a not-for-profit organization. Mr. Naqvi received a B.A. from the University of Missouri and an M.B.A. from Southern Illinois University.

David R. Nissen is a member of our board of directors. Mr. Nissen has been President and CEO of GE Consumer Finance since 1993 and a Senior Vice President at GE since 2001. From 1990 to 1993, Mr. Nissen was General Manager of U.S. Consumer Financial Services at Monogram Bank, an affiliate of GE. Prior thereto, from 1980 to 1990 he held various management positions in several GE businesses. Mr. Nissen received a B.A. in Economics from Northwestern University and an M.B.A. from the University of Chicago. Mr. Nissen was designated to our board of directors by GE.

James A. Parke is a member of our board of directors. Mr. Parke retired as Vice Chairman and Chief Financial Officer of GE Capital Services and a Senior Vice President at GE in December 2005. He had served in those positions since 2002. From 1989 to 2002 he was Senior Vice President and Chief Financial Officer at GE Capital Services and a Vice President of GE. Prior thereto, from 1981 to 1989 he held various management positions in several GE businesses. Mr. Parke received a B.A. in History, Political Science and Economics from Concordia College in Minnesota. Mr. Parke was designated to our board of directors by GE.

Thomas B. Wheeler is a member of our board of directors. Mr. Wheeler was a member of the Massachusetts Mutual (now known as MassMutual Financial Group) field sales force from May 1962 to June 1983, serving as Agent and General Agent, and served as Executive Vice President of Massachusetts Mutual’s insurance and financial management line from July 1983 to December 1986. He became President and Chief Operating Officer of MassMutual in January 1987, President and Chief Executive Officer of MassMutual in October 1988 and Chairman and Chief Executive Officer of MassMutual in March 1996. He retired as Chief Executive Officer in January 1999 and retired as Chairman in December 2000. Mr. Wheeler is a former director of BankBoston, a director of EstateWorks and a director of Textron, Inc. He is a trustee of the Conservancy of S.W. Florida and the Woods Hole Oceanographic Institution. Mr. Wheeler received a B.A. in American Studies from Yale University.

Other Information

We will provide the remaining information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Board of Directors and Committees,” “Executive Compensation,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Information Relating to Directors, Director Nominees, Executive Officers and Significant Stockholders,” “Equity Compensation Plans” and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.

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

Item 14. Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Documents filed as part of this report.

1.	Financial Statements (see Item 8. Financial Statements and Supplementary Data)

Report of KPMG LLP, Independent Registered Public Accounting Firm

Statement of Earnings for the years ended December 31, 2005, 2004 and 2003

Statement of Financial Position as of December 31, 2005 and 2004

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

2.	Financial Statement Schedules

Report of KPMG LLP, Independent Registered Public Accounting Firm, on Schedules

Schedule I — Summary of investments — other than investments in related parties

Schedule II — Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III — Supplemental insurance information

3.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 3, 2004)

3.3	Certificate of Designations for Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and The Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture among GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank.), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

4.5	ISDA Master Agreement, dated as of March 2, 2000, between Morgan Stanley Derivative Products Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Confirmation Letter, dated as of September 29, 2003, from Morgan Stanley Derivative Products Inc. to GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)

Number	Description

4.7	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.8	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.9	Purchase Contract and Pledge Agreement between Genworth Financial, Inc. and The Bank of New York, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated June 7, 2004)

4.10	Indenture between Genworth Financial, Inc. and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.11	Supplemental Indenture No. 1 between Genworth Financial, Inc. and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.12	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 19, 2005)

10.1	Master Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-K dated April 4, 2005)

10.2	Registration Rights Agreement between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 7, 2004)

10.3	Transition Services Agreement among General Electric Company, General Electric Capital Corporation, GEI, Inc., GE Financial Assurance Holdings, Inc., GNA Corporation, GE Asset Management incorporated, GE Mortgage Holdings LLC and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 7, 2004)

10.3.1	Letter, dated August 18, 2004, from General Electric Company to Genworth Financial, Inc., regarding the Transition Services Agreement, dated May 24, 2004, among General Electric Company, General Electric Capital Corporation, GEI, Inc., GE Financial Assurance Holdings, Inc., GNA Corporation, GE Asset Management incorporated, GE Mortgage Holdings LLC and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.3.1 to the Quarterly Report on Form 10-Q for the three months ended September 30, 2004)

10.4	Liability and Portfolio Management Agreement between Trinity Funding Company, LLC and Genworth Financial Asset Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 7, 2004)

10.5	Liability and Portfolio Management Agreement among FGIC Capital Market Services, Inc., Genworth Financial Asset Management, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 7, 2004)

10.6†	Outsourcing Services Separation Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation and GE Capital International Services, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description

10.7	Tax Matters Agreement by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated June 7, 2004)

10.8	Employee Matters Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K dated June 7, 2004)

10.9	Transitional Trademark License Agreement between GE Capital Registry, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K dated June 7, 2004)

10.10	Intellectual Property Cross-License between Genworth Financial, Inc. and General Electric Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K dated June 7, 2004)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.14	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.15	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.17	Retrocession Agreement, dated as of April 15, 2004 by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.19	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.20	Coinsurance Agreement, dated as of April 15, 2004, by and between Union Fidelity Life Insurance Company and Federal Home Life Insurance Company (incorporated by reference to Exhibit 10.20 to the Registration Statement)

Number	Description

10.21	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.22	Mortgage Services Agreement by and among GE Mortgage Services, LLC, GE Mortgage Holdings LLC, GE Mortgage Contract Services Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K dated June 7, 2004)

10.23†	Framework Agreement between GEFA International Holdings, Inc. and GE Capital Corporation (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K dated June 7, 2004)

10.24†	Business Services Agreement between GNA Corporation and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K dated June 7, 2004)

10.25	Derivatives Management Services Agreement among GE Life and Annuity Assurance Company, Federal Home Life Insurance Company, First Colony Life Insurance Company, General Electric Capital Assurance Company, and Genworth Financial, Inc. and GNA Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K dated June 7, 2004)

10.26	Agreement Regarding Continued Reinsurance of Insurance Products by and between General Electric Capital Company and Viking Insurance Company Ltd. (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K dated June 7, 2004)

10.27	Transitional Services Agreement between Financial Insurance Group Services Limited and GE Life Services Limited (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K dated June 7, 2004)

10.28†	Amended and Restated Investment Management and Services Agreement between General Electric Capital Assurance Company and GE Asset Management incorporated (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K dated June 7, 2004)

10.29†	Investment Management Agreement between Financial Assurance Company Limited and GE Asset Management Limited (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K dated June 7, 2004)

10.30	Asset Management Services Agreement, dated as of January 1, 2004, by and among Genworth Financial, Inc., General Electric Financial Assurance Holdings, Inc. and GE Asset Management incorporated (incorporated by reference to Exhibit 10.33 to the Registration Statement)

10.31†	Amended and Restated Master Outsourcing Agreement by and between General Electric Capital Assurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K dated June 7, 2004)

10.32†	Amended and Restated Master Outsourcing Agreement by and between First Colony Life Insurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K dated June 7, 2004)

10.33†	Amended and Restated Master Outsourcing Agreement by and between GE Life and Annuity Assurance Company and GE Capital International Services (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K dated June 7, 2004)

10.34	Life Reinsurance Agreement between Financial Assurance Company Limited and GE Pensions Limited (incorporated by reference to Exhibit 10.37 to the Registration Statement)

Number	Description

10.35	180-Day Bridge Credit Agreement among Genworth Financial, Inc., as borrower, and the Lenders Named therein (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K dated June 7, 2004)

10.36	364-Day Credit Agreement among Genworth Financial, Inc., as borrower, the Lenders Named therein, and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K dated June 7, 2004)

10.37	Five-Year Credit Agreement among Genworth Financial, Inc., as borrower, the Lenders Named therein, and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.40 to the Current Report on Form 8-K dated June 7, 2004)

10.38	Form of Scheme for the Transfer to Financial New Life Company Limited of the Insurance Business of Financial Assurance Company Limited (pursuant to Part VII of the Financial Services and Markets Act 2000) (incorporated by reference to Exhibit 10.41 to the Registration Statement)

10.39	Form of Agreement on Transfer of a Portfolio of Insurance Contracts between Vie Plus and Financial New Life Company Limited (incorporated by reference to Exhibit 10.42 to the Registration Statement)

10.40	Form of Business Transfer Agreement between Vie Plus S.A. and Financial New Life Company Limited (incorporated by reference to Exhibit 10.43 to the Registration Statement)

10.41	Administrative Services Agreement by and between GE Group Life Assurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K dated June 7, 2004)

10.42	Subordinated Contingent Promissory Note between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.46 to the Current Report on Form 8-K dated June 7, 2004)

10.42.1	Amendment No. 1 to Subordinated Contingent Promissory Note between Genworth Financial, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.46.1 to the Third Quarter 2004 10-Q)

10.43	Canadian Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.44	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.45	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.46	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.47	Trust Agreement, dated as of April 15, 2004, among Federal Home Life Insurance Company and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.48	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

Number	Description

10.40	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.50	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.51	Liability and Portfolio Management Agreement between Trinity Plus Funding Company, LLC and Genworth Financial Asset Management, LLC (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K dated June 7, 2004)

10.52§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.52.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.52.2§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.2 to the Current Report on Form 8-K dated December 30, 2004)

10.52.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.3 to the Current Report on Form 8-K dated December 30, 2004)

10.52.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.4 to the Current Report on Form 8-K dated December 30, 2004)

10.52.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 19, 2005)

10.53	European Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, Financial Assurance Company Limited, Financial Insurance Group Services Limited, GEFA International Holdings Inc., Genworth Financial, Inc., GEFA UK Holdings Limited and other parties thereto (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.54	Australian Tax Matters Agreement between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.55.1§	General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (incorporated by reference to Exhibit 10(a) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991)

10.55.2§	General Electric 1991 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(n) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990)

10.55.3§	General Electric 1994 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(o) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993)

10.55.4§	General Electric Leadership Life Insurance Program, effective January 1, 1994 (incorporated by reference to Exhibit 10(r) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993)

Number	Description

10.55.5§	General Electric 1997 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(t) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997)

10.55.6§	General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (incorporated by reference to Exhibit 10(u) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997)

10.55.7§	General Electric 2000 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(u) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.8§	General Electric Supplementary Pension Plan, as amended effective July 1, 2000 (incorporated by reference to Exhibit 10(v) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.9§	Form of GE Executive Life Insurance Agreement provided to GE officers, as revised September 2000 (incorporated by reference to Exhibit 10(w) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000)

10.55.10§	General Electric 2003 Executive Deferred Salary Plan (incorporated by reference to Exhibit 10(x) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002)

10.55.11§	Amendment No. 1 to General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (incorporated by reference to Exhibit 10(y) to General Electric Company’s Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002)

10.56§	Genworth Financial, Inc. 2005 Change in Control Plan (incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K dated February 7, 2005)

10.57	Consideration Agreement, dated as of December 30, 2004, by and between Genworth Financial, Inc. and GE Capital International (Mauritius) (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K for fiscal year ended December 31, 2004)

10.58	Outsourcing Services Amendment Agreement, dated as of December 30, 2004, by and between Gecis International Holdings, Luxembourg, Swiss Branch Zug, and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for fiscal year ended December 31, 2004)

10.59	Guaranty, dated as of December 30, 2004, by Gecis Global Holdings in favor of Genworth Financial, Inc. (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for fiscal year ended December 31, 2004)

10.60	Stock Purchase Agreement, dated as of March 14, 2005, between GE Financial Assurance Holdings, Inc., General Electric Capital Corporation, GEI, Inc. and Genworth Financial Inc. (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated March 14, 2005)

10.61§	Schedule of base salaries (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated March 21, 2005)

10.62	Irrevocable Proxy and Irrevocable Consent, dated March 30, 2005, between Genworth Financial Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2005)

Number	Description
10.63	Credit Agreement, dated as of April 21, 2005, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 26, 2005)

10.64§	Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2005)

10.65§	Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 22, 2005)

10.66§	Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated July 22, 2005)

10.67§	Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 6, 2005)

10.68§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.70§	Director Compensation Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 5, 2005)

10.71§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan—Grants Made on or after December 2, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 5, 2005)

10.72§	Form of Amended Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan—Replacement Grants for other than September 2003 Award (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 5, 2005)

10.73§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan—Replacement Grants for September 2003 Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 5, 2005)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K dated July 22, 2005)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Richard P. McKenney (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Richard P. McKenney (filed herewith)

§	Management contract or compensatory plan or arrangement.
†	Omits information for which confidential treatment has been granted.

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

Dated: February 27, 2006

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2006

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ RICHARD P. MCKENNEY Richard P. McKenney	Senior Vice President—Chief Financial Officer (Principal Financial Officer)

/S/ SCOTT R. LINDQUIST Scott R. Lindquist	Vice President and Controller (Principal Accounting Officer)

* Frank J. Borelli	Director

* Pamela Daley	Director

* J. Robert Kerrey	Director

* James A. Parke	Director

* Elizabeth J. Comstock	Director

* Nancy J. Karch	Director

* David R. Nissen	Director

* Saiyid T. Naqvi	Director

* Thomas B. Wheeler	Director

*By	/S/ MICHAEL D. FRAIZER Michael D. Fraizer Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under the date of February 23, 2006, we reported on the statement of financial position of Genworth Financial, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/    KPMG LLP

Richmond, Virginia

February 23, 2006

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Dollar amounts in millions)

As of December 31, 2005, the amortized cost or cost, estimated fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Estimated fair value	Carrying value
Fixed maturities:
Bonds:
U.S. government, agencies and authorities	$777	$805	$805
Tax exempt	2,797	2,890	2,890
Government—non U.S.	1,736	1,806	1,806
Public utilities	3,045	3,153	3,153
All other corporate bonds	44,328	45,137	45,137

Total fixed maturities	52,683	53,791	53,791
Equity securities	287	367	367
Commercial mortgage loans	7,558	xxxxx	7,558
Policy loans	1,350	xxxxx	1,350
Short-term investments	25	xxxxx	25
Restricted investments held by securitization entities(1)	686	xxxxx	685
Other invested assets(2)	2,241	xxxxx	2,772

Total investments	$64,830	xxxxx	$66,548

(1)	The amount shown in the Statement of Financial Position for restricted investments held by securitization entities differs from cost as these investments are reported at estimated fair value.

(2)	The amount shown in the Statement of Financial Position for other invested assets differs from cost as other invested assets includes derivatives which are reported at estimated fair value.

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Earnings

(Dollar amounts in millions)

	Year ended December 31,		Period from October 23, 2003 to December 31, 2003
	2005	2004
Revenues:
Gain on outsourcing services agreement	$—	$40	—
Net investment and other income	13	1	—

Total revenues	13	41	—

Benefits and expenses:
Operating expenses	50	37	—
Amortization of deferred acquisition costs and intangibles	2	2	—
Interest expense	222	119	—

Total benefits and expenses	274	158	—

Loss before income taxes and equity in earnings of subsidiaries	(261)	(117)	—
Benefit for income taxes	(100)	(194)	—
Equity in earnings of subsidiaries	1,382	632	—

Net earnings	$1,221	$709	$—

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Financial Position

(Dollar amounts in millions)

	Year ended December 31,
	2005	2004
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$145	$148
Investment in subsidiaries	16,720	16,468
Other invested assets	19	57

Total investments	16,884	16,673
Cash and cash equivalents	332	100
Accrued investment income	1	1
Intangible assets	2	5
Deferred tax asset	119	126
Tax receivable from subsidiary	452	450
Other assets	13	20

Total assets	$17,803	$17,375

Liabilities and stockholders’ equity
Liabilities:
Tax payable to GE	$379	$380
Other liabilities	293	195
Borrowings from subsidiary	233	233
Short-term borrowings	152	559
Long-term borrowings	2,736	2,442
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100

Total liabilities	4,493	4,509

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 404 million and 147 million shares issued as of December 31, 2005 and 2004 respectively; 385 million and 147 million shares outstanding as of December 31, 2005 and 2004, respectively	—	—
Class B common stock, $0.001 par value; 700 million shares authorized; 86 million and 343 million shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	10,671	10,612

Accumulated other comprehensive income:
Net unrealized investment gains	760	1,019
Derivatives qualifying as hedges	389	268
Foreign currency translation and other adjustments	255	321

Total accumulated other comprehensive income	1,404	1,608
Treasury Stock (19 million shares as of December 31, 2005)	(500)	—
Retained earnings	1,735	646
Total stockholders’ equity	13,310	12,866

Total liabilities and stockholders’ equity	$17,803	$17,375

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statement of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,		Period from October 23, 2003 to December 31, 2003
	2005	2004
Cash flows from operating activities:
Net earnings	$1,221	$709	$—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings from subsidiaries	(1,382)	(632)	—
Dividends from subsidiaries	788	590	—
Amortization of deferred acquisition costs and intangibles	2	2	—
Amortization of investment premiums	4	—	—
Deferred income taxes	—	(126)	—
Corporate overhead allocation	—	14	—
Accrued investment income and other assets	10	(10)	—
Other liabilities and other policy-related balances	205	153	—

Net cash from operating activities	848	700	—

Cash flows from investing activities:
Proceeds from fixed maturities	49	—	—
Purchases of fixed maturities	(1)	—	—
Capital contribution paid to subsidiary	—	(72)	—

Net cash from investing activities	48	(72)	—

Cash flows from financing activities:
Payment of contingent note	—	(550)	—
Payments on short-term borrowings, net	(60)	(2,340)	—
Proceeds from long-term borrowings	348	1,895	—
Net commercial paper borrowings	(347)	499	—
Capital contributions received from shareholder	23	—	—
Acquisition of treasury stock from GE	(500)	—	—
Dividend paid to stockholders	(128)	(32)	—

Net cash from financing activities	(664)	(528)	—

Net change in cash and cash equivalents	232	100	—
Cash and cash equivalents at beginning of year	100	—	—

Cash and cash equivalents at end of year	$332	$100	$—

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2005 and 2004 and the Period From October 22, 2003 to December 31, 2003

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

The Statement of Financial Position of Genworth Financial, Inc. and its consolidated subsidiaries as of December 31, 2005 and 2004 includes $1,400 million and $900 million of non-recourse funding obligations that are not a liability of Genworth Financial (Parent Company only), respectively.

In addition to the guarantees discussed in notes 19, 20 and 23 to our financial statements, we have provided liquidity support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling $418 million and $302 million as of December 31, 2005 and 2004, respectively. The majority of these obligations are backed by assets held in our insurance subsidiaries which we believe sufficiently cover the underlying obligations.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II—(Continued)

3. Supplemental Cash Flow Information

In connection with our corporate reorganization on May 24, 2004, we completed several non-cash transactions with our parent. These transactions included non-cash consideration paid to our then-sole shareholder through the issuance of debt and other liabilities. The following table details these transactions as well as other non-cash items:

	Year ended December 31,
(Dollar amounts in millions)	2005	2004
Net assets acquired in connection with our corporate reorganization	$—	$15,948

Other non-cash transactions in connection with our corporate reorganization:
Issuance of senior notes underlying equity units	$—	$600
Issuance of series A preferred stock	—	100
Issuance of contingent note	—	550
Issuance of note	—	2,400

Total other non-cash transactions in connection with our corporate reorganization	$—	$3,650

Non-cash transactions subsequent to our corporate reorganization:
Dividend from subsidiary	$50	$151
Stock-based compensation	50	29
Dividends declared not yet paid	35	32

Total non-cash transactions subsequent to our corporate reorganization	$135	$212

4. Income Taxes

Under the Tax Matters Agreement, Genworth is obligated to pay GE, over approximately 16 years, on an after-tax basis and subject to a cap of $640 million, 80% of the tax savings associated with the section 338 deductions. We have recorded on our Genworth Consolidated Statement of Financial Position, at $659 million and $705 million, our estimate of the deferred tax benefits (reducing net deferred income tax liabilities) associated with these deductions as of December 31, 2005 and December 31, 2004, respectively.

As of December 31, 2005, Genworth also holds assets of $571 million in respect of the tax elections, comprised of a $119 million deferred tax assets and $452 million receivable from its subsidiaries pursuant to the tax allocation agreements. As of December 31, 2004, Genworth held assets of $568 million in respect of the tax elections, comprised of a $118 million deferred tax asset and $450 million receivable from its subsidiaries pursuant to the tax allocation agreements. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity and Contract Benefits & Liability for Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2005
Protection	$4,569	$20,526	$1,741	$100	$4,476
Retirement Income and Investments	882	46,240	—	353	855
Mortgage Insurance	131	330	1,870	50	882
Affinity	—	—	—	—	—
Corporate and Other	4	17	36	4	84

Total	$5,586	$67,113	$3,647	$507	$6,297

December 31, 2004
Protection	$4,311	$19,222	$1,997	$130	$4,481
Retirement Income and Investments	592	45,441	—	446	1,094
Mortgage Insurance	112	341	1,551	60	800
Affinity	—	—	—	—	88
Corporate and Other	5	23	49	2	96

Total	$5,020	$65,027	$3,597	$638	$6,559

December 31, 2003
Protection					$4,588
Retirement Income and Investments					1,049
Mortgage Insurance					716
Affinity					244
Corporate and Other					110

Total					$6,707

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule III (Continued)

Genworth Financial, Inc.

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2005
Protection	$1,284	$3,263	$502	$1,476	$4,327
Retirement Income and Investments	1,813	2,167	121	272	857
Mortgage Insurance	287	162	50	295	1,164
Affinity	—	—	—	—	—
Corporate and Other	152	38	9	351	69

Total	$3,536	$5,630	$682	$2,394	$6,417

December 31, 2004
Protection	$1,224	$3,252	$683	$1,295	$3,863
Retirement Income and Investments	1,996	2,703	144	277	1,094
Mortgage Insurance	254	165	41	272	1,073
Affinity	26	80	35	135	85
Corporate and Other	148	36	8	293	79

Total	$3,648	$6,236	$911	2,272	$6,194

December 31, 2003
Protection	$1,199	$3,362	$802	$1,221	$4,454
Retirement Income and Investments	2,511	3,145	166	263	1,050
Mortgage Insurance	218	115	33	303	950
Affinity	62	196	89	260	236
Corporate and Other	61	76	5	265	124

Total	$4,051	$6,894	$1,095	$2,312	$6,814

See Accompanying Report of Independent Registered Public Accounting Firm.