Form 10-Q
period 2006-03-31
GENWORTH FINANCIAL INC
filed 2006-04-28
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

At April 26, 2006, 456,015,464 shares of Class A Common Stock, par value $0.001 per share were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Premiums	$1,539	$1,605
Net investment income	924	851
Net realized investment gains (losses)	(22)	(6)
Policy fees and other income	184	161

Total revenues	2,625	2,611

Benefits and expenses:
Benefits and other changes in policy reserves	1,035	1,075
Interest credited	373	340
Acquisition and operating expenses, net of deferrals	475	447
Amortization of deferred acquisition costs and intangibles	174	193
Interest expense	82	72

Total benefits and expenses	2,139	2,127

Net earnings before income taxes and accounting change	486	484
Provision for income taxes	156	162

Net earnings before accounting change	330	322
Cumulative effect of accounting change, net of taxes	4	—

Net earnings	$334	$322

Earnings per common share:
Basic	$0.72	$0.66

Diluted	$0.70	$0.65

Weighted-average common shares outstanding:
Basic	467.0	488.8

Diluted	479.5	494.3

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollar amounts in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$53,559	$53,937
Equity securities available-for-sale, at fair value	193	206
Commercial mortgage loans	7,854	7,558
Policy loans	1,362	1,350
Restricted investments held by securitization entities	—	685
Other invested assets	2,738	3,174

Total investments	65,706	66,910
Cash and cash equivalents	1,909	1,875
Accrued investment income	788	733
Deferred acquisition costs	5,817	5,586
Intangible assets	817	782
Goodwill	1,451	1,450
Reinsurance recoverable	18,003	18,245
Other assets	716	967
Separate account assets	9,700	9,106

Total assets	$104,907	$105,654

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,632	$63,749
Liability for policy and contract claims	3,279	3,364
Unearned premiums	3,706	3,647
Other policyholder liabilities	443	507
Other liabilities	4,551	4,937
Non-recourse funding obligations	2,150	1,400
Short-term borrowings	380	152
Long-term borrowings	2,729	2,736
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,159	1,386
Borrowings related to securitization entities	—	660
Separate account liabilities	9,700	9,106

Total liabilities	92,429	92,344

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 490 million and 404 million shares issued as of March 31, 2006 and December 31, 2005, respectively; 456 million and 385 million shares outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Class B common stock, $0.001 par value; 700 million shares authorized; zero and 86 million shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	10,682	10,671

Accumulated other comprehensive income:
Net unrealized investment gains	223	760
Derivatives qualifying as hedges	280	389
Foreign currency translation and other adjustments	237	255

Total accumulated other comprehensive income	740	1,404
Retained earnings	2,035	1,735
Treasury stock, at cost (34 million and 19 million shares as of March 31, 2006 and December 31, 2005, respectively)	(979)	(500)

Total stockholders’ equity	12,478	13,310

Total liabilities and stockholders’ equity	$104,907	$105,654

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2004	$10,612	$1,608	$646	$—	$12,866
Comprehensive income (loss):
Net earnings			322		322
Net unrealized gains (losses) on investment securities		(172)			(172)
Derivatives qualifying as hedges		(2)			(2)
Foreign currency translation and other adjustments		24			24

Total comprehensive income (loss)					172
Acquisition of treasury stock				(500)	(500)
Dividends to stockholders			(31)		(31)
Stock-based compensation	10				10
Capital contribution from GE	3				3

Balances as of March 31, 2005	$10,625	$1,458	$937	$(500)	$12,520

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310
Comprehensive income (loss):
Net earnings			334		334
Net unrealized gains (losses) on investment securities		(537)			(537)
Derivatives qualifying as hedges		(109)			(109)
Foreign currency translation and other adjustments		(18)			(18)

Total comprehensive income (loss)					(330)
Acquisition of treasury stock				(479)	(479)
Dividends to stockholders			(34)		(34)
Stock-based compensation	7				7
Capital contribution from GE	4				4

Balances as of March 31, 2006	$10,682	$740	$2,035	$(979)	$12,478

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$334	$322
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	6	14
Net realized investment losses (gains)	22	6
Charges assessed to policyholders	(86)	(77)
Cumulative effect of accounting policy change	(4)	—
Acquisition costs deferred	(289)	(261)
Amortization of deferred acquisition costs and intangibles	173	193
Deferred income taxes	123	112
Change in certain assets and liabilities:
Accrued investment income and other assets, net	33	(208)
Insurance reserves	739	556
Current tax liabilities	141	(23)
Other liabilities and other policy-related balances	(421)	99

Net cash from operating activities	771	733

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	1,338	904
Mortgage loans	249	195
Proceeds from sales of investments:
Fixed maturities and equity securities	1,336	871
Purchases and originations of investments:
Fixed maturities and equity securities	(3,006)	(2,172)
Mortgage loans	(545)	(427)
Other invested assets, net	(9)	181
Policy loans, net	(12)	(8)

Net cash from investing activities	(649)	(456)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	2,056	1,666
Redemption and benefit payments on investment contracts	(2,597)	(1,896)
Short-term borrowing activity, net	—	(15)
Proceeds from issuance of non-recourse funding obligations	750	—
Net commercial paper borrowings	229	—
Dividends paid to stockholders	(35)	(32)
Acquisition of treasury stock	(479)	(500)
Capital contribution received from GE	—	2

Net cash from financing activities	(76)	(775)
Effect of exchange rate changes on cash and cash equivalents	(12)	(4)

Net change in cash and cash equivalents	34	(502)
Cash and cash equivalents at beginning of period	1,875	1,963

Cash and cash equivalents at end of period	$1,909	$1,461

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate reorganization of certain insurance and related subsidiaries of General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities, investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting.

The accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which we refer to as the “company,” “we,” “us,” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

We are a leading insurance company in the U.S., with an expanding international presence, serving the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. We have leadership positions in key products that we expect will benefit from a number of significant demographic, governmental and market trends. We distribute our products and services through an extensive and diversified distribution network that includes financial intermediaries, independent producers and dedicated sales specialists. We conduct operations in 24 countries and have approximately 6,900 employees. We have the following four segments:

•	Our Protection segment includes life, long-term care and Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. Protection also includes consumer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

•	Our Retirement Income and Investments segment offers spread-based retail products that include fixed deferred and single premium immediate annuities along with structured settlements. We also offer fee-based products that include variable deferred annuities, variable life insurance, and asset management products. Our spread-based institutional products include guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes.

•	Our Mortgage Insurance segment includes mortgage insurance products offered in the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages.

•	Our Corporate and Other segment includes debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses (including amounts accrued in settlement of some class action lawsuits), and the results of small, non-core businesses that are managed outside our operating segments.

On March 8, 2006, GEFAHI completed an offering (“Secondary Offering”) of 71.2 million shares of our Class B Common Stock. The 71.2 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. We did not receive any proceeds in the Secondary Offering. Concurrently

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with the Secondary Offering, we repurchased 15.0 million shares of Class B Common Stock from our majority stockholder at a price of $31.93125 per share (the net proceeds per share received by the selling stockholder from the underwriters), which is recorded at cost as treasury stock in the unaudited condensed consolidated statement of financial position. As a result of these transactions, GEFAHI no longer owns any of our outstanding common stock.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial statements included herein should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005, contained in our 2005 Annual Report on Form 10-K.

(2) Accounting Pronouncements

Recently adopted

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model (“Black-Scholes Model”) and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. We recognized an increase to net earnings of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See Note 5 for additional information.

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

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

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net earnings for the three months ended March 31, 2006 and 2005 by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding, respectively.

	Three months ended March 31,
(Amounts in millions except for per share data)	2006	2005
Basic earnings per common share:
Net earnings before accounting change	$0.71	$0.66
Cumulative effect of accounting change, net of taxes	0.01	—

Basic earnings per common share	$0.72	$0.66

Diluted earnings per common share:
Net earnings before accounting change	$0.69	$0.65
Cumulative effect of accounting change, net of taxes	0.01	—

Diluted earnings per common share	$0.70	$0.65

Weighted-average shares used in basic earnings per common share calculations	467.0	488.8
Dilutive securities:
Stock purchase contracts underlying equity units	7.5	3.6
Stock options and stock appreciation rights	4.7	1.4
Restricted stock units	0.3	0.5

Weighted-average shares used in diluted earnings per common share calculations	479.5	494.3

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments

The following table sets forth information about our net investment income for the components of our investment portfolio for the periods indicated:

	For the three months ended March 31,
	2006	2005
(Dollar amounts in millions)
Fixed maturities—taxable	$719	$669
Fixed maturities—non-taxable	31	33
Commercial mortgage loans	121	98
Equity securities	7	6
Other investments	11	14
Policy loans	30	26
Restricted investments held by securitization entities	7	14
Cash, cash equivalents and short-term investments	17	8

Gross investment income before expenses and fees	943	868
Expenses and fees	(19)	(17)

Net investment income	$924	$851

The following table sets forth gross realized investment gains and losses resulting from the sales and impairments of investment securities classified as available-for-sale for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Gross realized investment
Gains on sale	$22	$39
Losses on sale	(26)	(11)
Loss on derecognition of securitization entities	(17)	—
Impairment losses	(1)	(34)

Net realized investment gains (losses)	$(22)	$(6)

For the three months ended March 31, 2006 and 2005, we recognized impairments of $1 million and $34 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement and liquidity requirements. The aggregate fair value of securities sold at a loss during three months ended March 31, 2006, was $841 million, which was approximately 96.9% of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2006, the amortized cost or cost, gross unrealized investment gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$652	$16	$(11)	$657
Tax exempt	2,806	99	(5)	2,900
Government—non U.S.	1,761	68	(4)	1,825
U.S. corporate	25,208	581	(475)	25,314
Corporate—non U.S.	9,242	203	(154)	9,291
Mortgage and asset-backed	13,691	113	(232)	13,572

Total fixed maturities	53,360	1,080	(881)	53,559
Equity securities	165	34	(6)	193

Total available-for-sale securities	$53,525	$1,114	$(887)	$53,752

As of December 31, 2005, the amortized cost or cost, gross unrealized investment gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$777	$32	$(4)	$805
Tax exempt	2,797	97	(4)	2,890
Government—non U.S.	1,736	74	(4)	1,806
U.S. corporate	25,378	975	(231)	26,122
Corporate—non U.S.	9,168	306	(84)	9,390
Mortgage and asset-backed	12,926	140	(142)	12,924

Total fixed maturities	52,782	1,624	(469)	53,937
Equity securities	173	36	(3)	206

Total available-for-sale securities	$52,955	$1,660	$(472)	$54,143

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net realized investment gains (losses) in the condensed consolidated statement of earnings. As of March 31, 2006 and December 31, 2005, the fair value of the trading portfolio was $21 million and $15 million, respectively. There was no material unrealized investment gains (losses) on our securities designated as trading as cost approximates fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2006:

	Less Than 12 Months			12 Months or more
2006 (Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$317	$(9)	32	$68	$(2)	11
Tax exempt	428	(4)	124	60	(1)	24
Government—non U.S.	441	(3)	102	86	(1)	12
U.S. corporate	10,920	(370)	935	1,921	(105)	254
Corporate—non U.S.	3,718	(108)	442	916	(46)	101
Mortgage and asset backed	7,633	(199)	751	1,077	(33)	214

Subtotal, fixed maturities	23,457	(693)	2,386	4,128	(188)	616
Equity securities	10	(2)	10	31	(4)	21

Total temporarily impaired securities	$23,467	$(695)	2,396	$4,159	$(192)	637

% Below cost—fixed maturities:
<20% Below cost	$23,450	$(689)	2,381	$4,069	$(164)	602
20-50% Below cost	6	(2)	2	58	(23)	13
>50% Below cost	1	(2)	3	1	(1)	1

Total fixed maturities	23,457	(693)	2,386	4,128	(188)	616

% Below cost—equity securities:
<20% Below cost	8	(1)	8	26	(2)	13
20-50% Below cost	2	(1)	2	5	(2)	8
>50% Below cost	—	—	—	—	—	—

Total equity securities	10	(2)	10	31	(4)	21

Total temporarily impaired securities	$23,467	$(695)	2,396	$4,159	$(192)	637

Investment grade	$22,607	$(677)	2,200	$3,731	$(151)	537
Below investment grade	850	(17)	185	412	(37)	81
Not Rated—Fixed maturities	—	—	—	—	—	—
Not Rated—Equities	10	(1)	11	16	(4)	19

Total temporarily impaired securities	$23,467	$(695)	2,396	$4,159	$(192)	637

The investment securities in an unrealized loss position as of March 31, 2006 consist of 3,033 securities accounting for unrealized losses of $887 million. Of these unrealized losses 93.3% are investment grade (rated AAA through BBB-) and 96.5% are less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position as of March 31, 2006, 22 securities are 20% or more below cost of which 10 securities are below investment grade (rated BB+ and below) for twelve months or

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

more and account for unrealized losses of $16 million. Three companies residing in the mining, automotive and airline industries issued these securities. Two of the issuers are current on all terms and the third is in default. The potential losses associated with the issuer in default in the mining industry are primarily due to liquidity problems, which resulted in the issuer commencing insolvency proceedings, however at this time we ultimately expect to collect full principal and interest.

As of March 31, 2006, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

(5) Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method. The statement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We previously accounted for these awards under the fair value expense provisions of SFAS No. 123. Accordingly, on January 1, 2006, we recognized a $4 million after-tax increase to earnings related to our cumulative effect of adopting SFAS No. 123R.

We have recorded stock-based compensation expense in the amount of $13 million and $10 million and a deferred tax benefit in the amount of $5 million and $4 million for the three month periods ending March 31, 2006 and 2005, respectively, related to the estimated value of the RSUs, SARs and stock options. For awards issued prior to January 1, 2006, stock-based compensation expense is recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense will be recognized evenly on a straight-line attribution method over the awards longest vesting period.

For purposes of determining the estimated fair value of stock-based payment awards on the date of grant we use the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

The following table contains the stock option weighted-average grant-date fair value information for March 31, 2005. There were no stock options granted for the quarter ended March 31, 2006. Fair value is estimated using the Black-Scholes Model.

March 31, 2005
Estimated fair value per option	$9.68
Valuation Assumptions:
Expected term (years)	6
Expected volatility	34.2%
Expected dividend yield	1.10%
Risk-free interest rate	4.0%

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the periods ending March 31, 2006 and 2005, we granted 0 and 85,000 stock options with exercise prices ranging from $26.68 to $28.00, which equaled the closing market prices on the date of grant and have an exercise term of 10 years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the periods ending March 31, 2006 and 2005 we issued 0 and 306,842 RSUs with restriction periods ranging from 3 to 8 years and a fair value of $27.01, which is measured at the market price of a share of our nonrestricted stock on the grant date. There were no SARs granted during these periods. There were 15,590,541 and 15,007,743 stock options, 1,870,289 and 1,748,868 RSUs and 6,883,713 and 6,255,213 SARs outstanding as of March 31, 2006 and 2005, respectively.

A summary of stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

	Shares subject to option	Weighted average exercise price
Balance as of January 1, 2006	15,770,646	$21.93
Granted	—
Exercised	(47,052)	$22.88
Forfeited	(133,053)	$20.81
Expired	—

Balance as of March 31, 2006	15,590,541	$21.94

Exercisable as of March 31, 2006	3,586,515	$24.06

A summary of the status of our other equity-based awards as of March 31, 2006 and the changes during the three months then ended is presented below:

	Restricted stock units (RSUs)		Deferred stock units (DSUs)		Stock appreciation rights (SARs)
	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average grant date fair value
Balance as of January 1, 2006	1,879,761	$24.74	16,868	$32.12	6,883,713	$7.02
Granted	—		3,463	$32.12	—
Exercised	(67)	$32.10	—		—
Terminated	(9,405)	$32.41	—		—

Balance as of March 31, 2006	1,870,289	$24.71	20,331	$31.87	6,883,713	$7.02

As of March 31, 2006, there was $82 million of total unrecognized stock-based compensation cost related to non-vested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 2 years.

Cash received from stock options exercised for the three months ending March 31, 2006, was $1 million. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from stock option exercises was $0 million for the three-month period ending March 31, 2006.

In our Condensed Consolidated Statement of Cash Flows, the amount included in the cash flows from operating activities and cash flows from investing activities related to stock option activities was not material to our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life(1)	Average exercise price	Number of shares	Average exercise price
$14.11 – $18.51	1,872,174	5.74	$17.04	1,106,668	$16.88
$19.45 – $22.67	9,970,015	7.93	$19.76	535,383	$21.77
$23.20 – $27.95	1,681,616	4.83	$27.00	1,576,816	$27.08
$28.00 – $36.62	2,065,775	8.46	$32.73	366,687	$35.99
$37.89 – $39.60	961	5.32	$38.77	961	$38.77

	15,590,541	7.41	$21.94	3,586,515	$24.06

(1)	Average contractual life remaining in years

(6) Operating Segment Information

We conduct our operations in four business segments: (1) Protection, which includes our life insurance, long-term care insurance, Medicare supplement insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed, variable and single premium immediate annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements, funding agreements backing notes and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; and (4) Corporate and Other, which includes interest and other debt financing expenses and other corporate income and expenses not allocated to the segments, as well as the results of small, non-core businesses that are managed outside our operating segments.

In 2006, we began to allocate net realized investment gains (losses) from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net realized investment gains (losses) from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance business within the Protection segment, because they have their own separate investment portfolios, and net realized investment gains (losses) from those portfolios are reflected in the Mortgage Insurance and Protection segment results, respectively.

Prior to 2006, all net realized investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

Effective January 1, 2006, GE Seguros (“Seguros”), a small Mexican-domiciled insurer, previously included in our Corporate and Other segment, is being managed within our Protection segment and whose results are now included as part of the payment protection insurance business. Segment information related to the Seguros move is reflected in all periods presented.

We use the same accounting policies and procedures to measure segment net operating earnings and assets as our consolidated net earnings and assets. Segment net operating earnings represent the basis on which the performance of our business is assessed by management. Segment net operating earnings exclude after-tax net

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

realized investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating earnings for the periods presented.

The following is a summary of revenues, segment net operating earnings and reconciliation to total company net earnings for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(Dollar amounts in millions)	2006	2005
Revenues
Protection	$1,552	$1,542
Retirement Income and Investments	713	735
Mortgage Insurance	335	294
Corporate and Other	25	40

Total revenues	$2,625	$2,611

Segment net operating earnings (losses)
Protection	$149	$139
Retirement Income and Investments	61	60
Mortgage Insurance	149	141
Corporate and Other	(14)	(14)

Total segment net operating earnings	345	326
Net realized investment gains (losses), net of taxes and other adjustments	(15)	(4)

Net earnings before accounting change	330	322
Cumulative effect of accounting change, net of taxes	4	—

Net earnings	$334	$322

The following is a summary of total assets by operating segment as of:

(Dollar amounts in millions)	March 31, 2006	December 31, 2005
Assets
Protection	$34,947	$33,945
Retirement Income and Investments	58,195	58,281
Mortgage Insurance	7,297	7,118
Corporate and Other	4,468	6,310

Total assets	$104,907	$105,654

(7) Commitments and Contingencies

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(b) Commitments

As at March 31, 2006, we were committed to fund $241 million in U.S. commercial mortgage loans and $120 million to fund limited partnerships.

In January 2006, we agreed to acquire Continental Life Insurance Company, of Brentwood, Tennessee, for approximately $145 million. This transaction is expected to close in the second quarter of 2006.

(8) Borrowings

Commercial Paper Facility

In March 2006, we issued $229 million of commercial paper and we used the proceeds from this issuance to finance a stock repurchase from GEFAHI concurrently with its secondary offering. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of March 31, 2006 the weighted average interest rate on commercial paper outstanding was 4.68% and the weighted average maturity was 22 days.

Non-recourse Funding Obligations

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), itself an indirect wholly owned subsidiary of Genworth, issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1,200 million (including the Notes), but is under no obligation to do so. The Notes are direct financial obligations of River Lake III and are not guaranteed by First Colony or Genworth.

The Notes were issued by River Lake III to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation. River Lake III has reinsured on a coinsurance basis from First Colony certain term life insurance policies having guaranteed level premiums. The Notes have been sold to Lehman Brothers Inc. for deposit into certain Delaware trusts that will issue money market or term securities. The principal and interest payments due on the money market and term securities will be insured by a third party insurance company. The holders of the Notes cannot require repayment from Genworth or any of its subsidiaries, other than River Lake III, the direct issuer of the Notes. First Colony has agreed to indemnify River Lake III and the third party insurer for certain limited costs.

River Lake III will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval. Any payment of principal, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. The holders of the Notes have no rights to accelerate payment of principal of the Notes under any circumstances, including without limitation, for

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

nonpayment or breach of any covenant. River Lake III reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval.

As of March 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 4.85%. Because the non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of March 31, 2006.

(9) Securitization Entities

General Electric Capital Corporation (“GE Capital”), our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN 46, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our condensed consolidated financial statements because the funding conduit no longer qualified as a third-party. Because these securitization entities lost their qualifying status, we were required to recognize $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our condensed consolidated statement of financial position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our condensed consolidated statement of financial position, and the assets are noted as restricted due to the lack of legal control we have over them. We apply the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

As a result of GE Capital no longer having an ownership interest in us as of March 2006, the respective funding conduit re-qualified as a third party and these securitization entities regained their qualifying status under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our consolidated financial statements. This resulted in a reduction from December 31, 2005 balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips classified as fixed maturity securities available-for-sale on our condensed consolidated statements of financial position. We recognized a realized investment loss on sale of $11 million, net of tax, from this re-securitization transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, availability and adequacy of reinsurance, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or a pandemic disease;

•	Risks relating to our Protection and Retirement Income and Investments segments, including unexpected changes in morbidity, mortality and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, reputational risks if we were to raise premiums on in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, the failure of demand for long-term care insurance to increase as we expect and changes in tax and securities laws;

•	Risks relating to our Mortgage Insurance segment, including the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, increased regulatory scrutiny of Fannie Mae and Freddie Mac resulting in possible regulatory changes, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of simultaneous second mortgages and other alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, unexpected increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions, insufficiency of premium rates to compensate us for risks associated with mortgage loans bearing high loan-to-value ratios, increases in the use of captive reinsurance in the mortgage insurance market, changes in the demand for mortgage insurance that could arise as a result of efforts of large mortgage investors, legal or regulatory actions or investigations under applicable laws and regulations, including the Real Estate Settlement Practices Act and the Federal Fair Credit Reporting Act, competition with government-owned and government-sponsored entities, potential liabilities in connection with contract underwriting services and growth in the European mortgage insurance market that is lower than we expect; and

•

Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish the new Genworth brand identity quickly and effectively, the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable, the possibility that in certain circumstances the we will be obligated to make payments to GE under our tax matters agreement even if our corresponding tax savings either are delayed or never materialize, the possibility that in the event of a change in control of our company we would have insufficient funds to meet accelerated obligations under the tax matters agreement, the possibility that certain service agreements with GE are not extended on favorable terms, and the significance of our distribution relationship with GE in our payment protection insurance business.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life, long-term care and Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Beginning January 1, 2006, GE Seguros, a small Mexican-domiciled multi-line insurer that was previously included in our Corporate and Other segment, is being managed within our Protection segment and whose results are now included as part of the payment protection insurance business. For the three months ended March 31, 2006 and 2005, our Protection segment had segment net operating earnings of $149 million and $139 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed and variable deferred annuities, single premium immediate annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts, funding agreements, funding agreements backing notes and structured settlements. For the three months ended March 31, 2006 and 2005, our Retirement Income and Investments segment had segment net operating earnings of $61 million and $60 million, respectively.

•	Mortgage Insurance. In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended March 31, 2006 and 2005, our Mortgage Insurance segment had segment net operating earnings of $149 million and $141 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of some class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, and most of our interest and other financing expenses. For the three months ended March 31, 2006 and 2005, our Corporate and Other segment had segment net operating losses of $14 million and $14 million, respectively.

Our financial information

The financial information presented herein has been derived from our condensed consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life, individual long-term care, group life and health, and payment protection insurance policies;

•	net investment income and net realized investment gains (losses) on the separate investment portfolio held by our payment protection insurance business, and net investment income and net realized investment gains (losses) allocated to this segment’s other lines of business; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net premiums earned on single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net realized investment gains (losses) allocated to this segment; and

•	policy fees and other income, including surrender charges, mortality and expense charges, investment management fees and commissions.

•	Mortgage Insurance. The revenues in our Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies;

•	net investment income and net realized investment gains (losses) on the segment’s separate investment portfolio; and

•	policy fees and other income, including fees from contract underwriting services.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	net premiums, policy fees and other income from the insurance businesses in this segment; and

•	unallocated net investment income and net realized investment gains (losses).

In 2006, we began to allocate net realized investment gains (losses) from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels. We do not allocate net realized investment gains (losses) from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance business within the Protection segment, because they have their own separate investment portfolios, and net realized investment gains (losses) from those portfolios is reflected in the Mortgage Insurance and Protection segment results.

Prior to 2006, all net realized investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

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

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to valuation of investment securities and impairment of investment securities, deferred acquisition costs (DAC), present value of future profits (PVFP), valuation of goodwill, reserves, unearned premiums, derivatives, and contingent liabilities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields, and the effective use of capital. Additionally, sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have enabled us to decrease our premium rates. Recently, several competitors have executed similar capital management actions and lowered their term prices, which could make the market more competitive and affect sales levels over time. In addition, an October 2005 revision to actuarial guidelines for Regulation XXX, effective for universal life policies issued since July 1, 2005, may increase the reserves of certain companies on a statutory basis. Reserves for our universal life policies already meet the requirements of this guideline, so we expect that it will not have an impact on our capital requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales and expenses. Industry-wide first-year annualized premiums of individual long-term care insurance decreased approximately 5% and industry-wide US employer based group long-term care first-year annualized premiums increased by 12% for the twelve months ended December 31, 2005 over the twelve months ended December 31, 2004, according to the most recently published data by LIMRA International. Our sales stability in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. However, slower than anticipated sales growth, the continued low interest rate environment, and lower termination rates on our older issued policies, could result in lower segment net operating earnings. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in claims process improvements, execute investment strategies and, if appropriate, consider rate increases to improve loss ratios. In addition, in January 2006, we agreed to acquire Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately $145 million. We expect to close this acquisition during the second quarter of 2006. The acquisition will enhance our presence in the senior supplemental market by more than doubling our existing annualized premiums for this product and giving us access to approximately 4,200 independent agents.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions including consumer lending levels and client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Our payment protection insurance business continues to show strong growth from increased penetration of existing, and the addition of new, distribution relationships in existing and new countries and markets. During the first quarter of 2006, we began writing business in Poland and Greece, two countries we entered in the prior year.

Retirement products. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. The attractiveness of certain fixed annuities has declined as a result of continued low long-term interest rates and a relatively flat yield curve, resulting in short-term investment alternatives, such as certificates of deposit, being more competitive. The continued low interest rate environment, along with our pricing discipline of selling business that meets our profitability objectives, have adversely affected sales of our fixed annuities. We believe that a continued increase in market interest rates on the long duration end of the yield curve will have a favorable impact on consumer demand for the fixed annuities. In recent quarters, we have experienced improved spreads in fixed annuities due primarily to maturities of historically high crediting rate business and resetting to market rates on some historically higher credit rate business coming off their guarantee period.

We have continued to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for products that provide various forms of guarantee benefits with the opportunity to realize market performance upside. Our Income Distribution Series provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

We offer asset management products to affluent individual investors and back office support for independent broker dealers. The industry is witnessing rapid increases of independent broker dealers as registered representatives are leaving large national firms to form their own small firms. These new small firms need back office support and access to technology. Further, individuals are increasingly transferring their money towards managed products from mutual funds. We expect these trends to continue and possibly accelerate in the future. Our products consist of separately managed accounts, managed mutual funds accounts and managed variable annuity services. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, which are influenced by the relative performance of our product’s underlying investments and the overall equity market environment.

Mortgage insurance. The results of our Mortgage Insurance segment are affected by employment and other economic and housing markets trends, including mortgage origination volume, interest rate trends, home price appreciation and levels of mortgage delinquencies (including seasonal effects). In addition, movements in foreign currency exchange rates affect our international mortgage insurance results.

In the U.S., the demand for flow private mortgage insurance declined during 2005, according to data published by Inside Mortgage Finance. We believe this was driven principally by increases in the use of simultaneous second mortgages as an alternative to private mortgage insurance, the origination of mortgages that did not meet the eligibility requirements of Fannie Mae and Freddie Mac and mortgages that were securitized in mortgage-backed securities that did not use private mortgage insurance. We believe higher short-term interest rates and a flattening yield curve have caused the use of simultaneous second mortgages to stabilize.

The recent rise in interest rates and lower home price appreciation in the U.S. have contributed to rising persistency rates. Our U.S. persistency rates increased to 72% for the three months ended March 31, 2006. We believe that sustained higher interest rates and increased persistency will lead to stable to growing levels of insurance in-force.

Our international mortgage insurance business has continued to expand with favorable operating results. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity since 2002 and the expansion of our international business in recent years, as of March 31, 2006, approximately 71% of our U.S. risk in-force and 67% of our international risk in-force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

See “—Results of Operations by Segment” and selected operating performance measures contained herein for additional discussion of business trends and conditions.

Results of Operations

“Net operating earnings” is a non-GAAP financial measure that we define as net earnings, excluding after-tax net realized investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating earnings in the three months ended March 31, 2006 and 2005.

Management believes that analysis of “net operating earnings” enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, “net operating earnings” should not be viewed as a substitute for net earnings in accordance with GAAP. In addition, our definition of “net operating earnings” may differ from the definitions used by other companies. The table below provides a reconciliation of net earnings to “net operating earnings” (as defined above) for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions, except per share amounts)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,539	$1,605	$(66)	(4)%
Net investment income	924	851	73	9%
Net realized investment losses	(22)	(6)	(16)	NM
Policy fees and other income	184	161	23	14%

Total revenues	2,625	2,611	14	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,035	1,075	(40)	(4)%
Interest credited	373	340	33	10%
Acquisition and operating expenses, net of deferrals	475	447	28	6%
Amortization of deferred acquisition costs and intangibles	174	193	(19)	(10)%
Interest expense	82	72	10	14%

Total benefits and expenses	2,139	2,127	12	1%

Net earnings before income taxes and accounting change	486	484	2	—%
Provision for income taxes	156	162	(6)	(4)%

Net earnings before accounting change	330	322	8	2%
Cumulative effect of accounting change, net of taxes	4	—	4	NM

Net earnings	334	322	12	4%
Adjustments to net earnings:
Net realized investment losses (gains) net of taxes and other adjustments	15	4	11	NM
Cumulative effect of accounting change	(4)	—	(4)	NM

Net operating earnings	$345	$326	$19	6%

Net earnings per common share:
Basic	$0.72	$0.66

Diluted	$0.70	$0.65

Net earnings before accounting change per common share:
Basic	$0.71	$0.66

Diluted	$0.69	$0.65

Net operating earnings per common share:
Basic	$0.74	$0.67

Diluted	$0.72	$0.66

Weighted-average common shares outstanding:
Basic	467.0	488.8

Diluted	479.5	494.3

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Premiums. Our premiums consist primarily of premiums earned on individual life, long-term care, Medicare supplement, group life and health, payment protection, single premium immediate annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums decreased primarily due to the $64 million decrease in our Retirement Income and Investments segment primarily attributable to our continued pricing discipline on our life-contingent structured settlements and single premium immediate annuities in a low interest rate environment. Also contributing to the decrease was a $33 million decrease in our Protection segment due to a decrease in the U.K. market and changes in foreign exchange rates, amounting to $23 million, in our payment protection business. Partially offsetting these decreases was a $32 million increase in our Mortgage Insurance segment driven by the continued growth and aging of our international mortgage insurance business.

Net investment income. Net investment income increased primarily as a result of an increase in average invested assets attributable to growth in assets resulting from new production in spread-based retail and institutional products, growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. The increase in net investment income was also the result of an increase in weighted average investment yields to 5.6% for the three months ended March 31, 2006 from 5.5% for the three months ended March 31, 2005. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments.

Net realized investment gains (losses). For the three months ended March 31, 2006, gross realized gains were $22 million and gross realized (losses) were $(44) million, including $1 million of impairments. Realized gains for the three months ended March 31, 2006 were attributable to $18 million in gains on recoveries of previously impaired securities, and the recovery of $4 million on the sale of fixed maturities and equity investments. Realized losses includes $26 million related to disposition of securities, $17 million on the derecognition of assets and liabilities related to certain securitization entities and a $1 million impairment charge related to a limited partnership investment. The $26 million of realized losses on the disposition of selected lower yielding securities related to portfolio yield enhancement activities undertaken during the quarter. For the three months ended March 31, 2005, gross realized gains were $39 million and gross realized losses were $(45) million, including $34 million of impairments. These impairments were attributable to fixed maturities, limited partnership investments and equity investments ($28 million, $5 million and $1 million, respectively). The fixed maturities impairments related primarily to securities issued by companies in the automotive, transportation and consumer products industries ($14 million, $12 million and $2 million, respectively). There was no material unrealized investment gains (losses) on our securities designated as trading as cost of the trading portfolio approximates fair value.

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholder and contractholder account values, and commission income. The increase in policy fees and other income was primarily due to higher sales and growth in assets under management in the Retirement Income and Investments’ fee-based products of $16 million as a result of distribution expansion, favorable equity markets, and continued product enhancements.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on life, long-term care, Medicare supplement, group life and health, payment protection, structured settlements, single premium immediate annuities with life contingencies and claim costs incurred related to mortgage insurance products. The decrease in benefits and other changes in policy reserves was primarily driven by a $65 million decrease in our Retirement Income and Investments segment as a result of the reduction in the life-contingent structured settlement and single premium immediate annuities sales. Partially offsetting this decrease was a $21 million increase in our international mortgage insurance business driven by higher losses in Australia, which were favorable in the prior year and also reflect the seasoning of more recent in-force blocks of business.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The increase was primarily driven by a $33 million increase in our Retirement Income and Investments’ spread-based institutional products resulting from increased yields on floating rate products and higher assets under management.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. Acquisition and operating expenses, net of deferrals, increased primarily due to a $16 million increase in our Retirement Income and Investments segment, a $9 million increase in our Mortgage Insurance segment and a $6 million increase in our Corporate and Other segment. The increase in our Retirement Income and Investment segment was primarily attributable to expenses associated with higher sales and growth in assets under management in fee-based products. The increase in our Mortgage Insurance segment was primarily attributable to an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms. The increase in our Corporate and Other segment was attributable to an accrual adjustment related to certain employee benefits in March 2005, which did not recur in 2006 and expenses related to insurance and the issuance of stock options and stock appreciation rights.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. These amortization costs decreased primarily due to a $30 million decrease in our Protection segment primarily attributable to a decrease in our payment protection insurance business run-off block and changes in foreign exchange rates.

Interest expense. Interest expense increased primarily as a result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rate yields paid on non-recourse funding obligations supporting our term life insurance capital management strategy. This was partially offset by a decrease in interest expenses associated with the derecognition of borrowings related to securitization entities.

Provision for income taxes. The effective tax rate decreased to 32.1% for the three months ended March 31, 2006 from 33.5% for the three months ended March 31, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings, offset in part by nonrecurring favorable examination developments in 2005.

Net operating earnings. The increase in net operating earnings reflects increases in segment net operating earnings in each of our segments, except for our Corporate and Other segment, which remained unchanged.

Results of Operations by Segment

Management regularly reviews the performance of each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance) based on after-tax segment net operating earnings (loss), which excludes: (1) cumulative effect of accounting changes, and (2) infrequent or unusual non-operating items. Certain other items, including most of our interest and other financing expenses and advertising, marketing and other corporate expenses, are included in our Corporate and Other segment. Although these excluded items are significant to our consolidated financial performance, we believe that the presentation of segment net operating earnings (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net earnings (loss) attributable to the normal, recurring operations of our business. However, segment net operating earnings (loss) is not a substitute for net income determined in accordance with U.S. GAAP.

Protection segment

We offer U.S. customers life, long-term care, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Beginning January 1, 2006, Seguros, a small Mexican-domiciled multi-line insurer that was previously included in our Corporate segment, is now being managed within our Protection segment and whose results are now included as part of the payment protection insurance business.

The following table sets forth the results of operations relating to our Protection segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,105	$1,138	$(33)	(3)%
Net investment income	346	315	31	10%
Net realized investment gains (losses)	4	—	4	NM
Policy fees and other income	97	89	8	9%

Total revenues	1,552	1,542	10	1%

Benefits and expenses:
Benefits and other changes in policy reserves	747	745	2	—%
Interest credited	95	90	5	6%
Acquisition and operating expenses, net of deferrals	330	330	—	—%
Amortization of deferred acquisition costs and intangibles	122	152	(30)	(20)%
Interest expense	25	9	16	178%

Total benefits and expenses	1,319	1,326	(7)	(1)%

Earnings before income taxes	233	216	17	8%
Provision for income taxes	81	77	4	5%

Segment net earnings	152	139	13	9%
Adjustments to segment net earnings:
Net realized investment losses (gains) net of taxes and other adjustments	(3)	—	(3)	NM

Segment net operating earnings	$149	$139	$10	7%

The following table sets forth net earnings for the products included in our Protection segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Life insurance	$74	$68	$6	9%
Long-term care insurance	43	42	1	2%
Payment protection insurance	25	22	3	14%
Group life and health insurance	7	7	—	—%

Total segment net operating earnings	$149	$139	$10	7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Segment net operating earnings

The increase in life insurance was primarily related to growth of the term life in-force blocks and favorable in-force performance. The increase in our payment protection insurance business was due to growth in

Continental Europe and $3 million attributable to a lower effective tax rate, partially offset by $2 million attributable to unfavorable changes in foreign exchange rates. Our long-term care business benefited from growth in the in-force block and lower loss ratios, which offset pressure from investment yields and higher renewal commissions resulting in relatively flat net operating earnings. The lower loss ratios was the result of higher terminations, a $5 million, net of tax, reserve release and stable paid claims. The prior year quarter included $3 million, net of tax, of favorable experience on reinsured blocks.

Revenues

Premiums decreased primarily as a result of a $76 million decrease in the payment protection business. This decrease was primarily due to a decrease of $68 million in the U.K. market and a decrease of $23 million attributable to changes in foreign exchange rates, partially offset by an increase in Continental Europe. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business and the exit from the travel insurance business. The increase in Continental Europe was attributable to the growth due to new distribution relationships and the growth of consumer lending in those markets. The decrease in the payment protection business was partially offset by a $20 million increase in our life insurance business primarily related to growth of the term life insurance in-force blocks, a $17 million increase in our long-term care business primarily attributable to in-force growth and a $6 million increase in our group business related to increased sales in the non-medical and individual voluntary products.

The increase in net investment income, which included a $2 million decrease attributable to changes in foreign exchange rates, was primarily the result of an increase in average invested assets attributable to new assets backing growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies.

For a discussion of net realized investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Benefits and other changes in policy reserves increased due to an $11 million increase in our life business primarily due to growth of the term life in-force blocks offset in part by favorable mortality and an $8 million increase in each our long-term care and group businesses. The increase in our long-term care business was due to increased claims associated with the aging of the in-force block partially offset by favorable seasonal termination levels and a claim reserve release. The increase in the group business was due to higher claims on non-medical business. Offsetting the increase was a decrease of $25 million in our payment protection business, including $3 million attributable to changes in foreign exchange rates, primarily driven by a reduction of claim reserves in our run-off block.

Acquisition and operating expenses, net of deferrals, were flat primarily due to a $16 million increase in our long-term care business due to investment in growth initiatives and growth in our in-force premium levels driving higher renewal commission expense, partially offset by a decrease in our payment protection business, which was primarily due to a $14 million decrease due to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $41 million decrease in our payment protection business, including $5 million attributable to changes in foreign exchange rates. This decrease was primarily attributable to our run-off block. Partially offsetting this decrease was an increase of $9 million in our long-term care business due primarily to growth in our in-force block and higher terminations.

Interest expense increased $16 million as the result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rate yields paid on non-recourse funding obligations supporting our term life insurance capital management strategy.

Provision for income taxes

The effective tax rate decreased to 34.8% for the three months ended March 31, 2006 from 35.6% for the three months ended March 31, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, partially offset by nonrecurring favorable examination developments in 2005.

Protection selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Term life insurance
Net earned premiums	$213	$191	$22	12%
Annualized first-year premiums	34	29	5	17%
Revenue, net of reinsurance	268	227	41	18%
Life insurance in-force, net of reinsurance (face amount)	393,812	337,927	55,885	17%
Life insurance in-force before reinsurance (face amount)	554,472	494,431	60,041	12%

Universal and whole life insurance
Net earned premiums and deposits	$122	$100	$22	22%
Annualized first-year deposits	9	7	2	29%
Excess deposits	19	6	13	NM
Revenue, net of reinsurance	174	173	1	1%
Life insurance in-force, net of reinsurance (face amount)	40,890	42,428	(1,538)	(4)%
Life insurance in-force before reinsurance (face amount)	49,335	50,805	(1,470)	(3)%

Total life insurance
Net earned premiums and deposits	$335	$291	$44	15%
Annualized first-year premiums	34	29	5	17%
Annualized first-year deposits	9	7	2	29%
Excess deposits	19	6	13	NM
Revenue, net of reinsurance	442	400	42	11%
Life insurance in-force, net of reinsurance (face amount)	434,702	380,355	54,347	14%
Life insurance in-force before reinsurance (face amount)	603,807	545,236	58,571	11%

Term life insurance. Term life annualized first-year premiums increased as a result of increased competitiveness of our product offerings. This increase in annualized first-year premiums was the primary driver for the increase in term life insurance net earned premiums, revenues and insurance in-force. Term life insurance revenues also increased due to an increase in invested assets related to assets purchased using the proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies.

Universal and whole life insurance. Universal life annualized first-year deposits increased primarily due to new product offerings gaining momentum in the market. The decrease in our in-force block was primarily due to the continued run-off on our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business, which includes long-term care insurance, Medicare supplement insurance, as well as several run-off blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Net earned premiums	$425	$408	$17	4%
Annualized first-year premiums	48	41	7	17%
Revenue, net of reinsurance	608	566	42	7%

The increase in annualized first-year premiums was primarily due to the broadening of our product offering in Medicare supplement of $4 million and individual long-term care products of $3 million. The additional layer of 2005 annualized first-year premiums was the primary driver for the increase in net earned premium and revenue, net of reinsurance. The increase in revenue was also due to an increase in net investment income primarily due to an increase in average invested assets backing growth of our long-term care in-force block.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Payment protection insurance gross written premiums	$419	$453	$(34)	(8)%
Mexico operations gross written premiums	16	12	4	33%
Net earned premiums	291	367	(76)	(21)%
Revenue, net of reinsurance	319	399	(80)	(20)%

Payment protection insurance gross written premiums, gross of reinsurance and cancellations, increased $2 million, offset by unfavorable changes in foreign exchange rates of $36 million. Net earned premiums and revenues decreased primarily due to continued run-off of low return blocks of business in the U.K. market, the exit from our travel insurance business and unfavorable changes in foreign exchange rates, partially offset by growth in the Continental European market.

Group life and health insurance

The following table sets forth selected operating performance measures regarding our group products for the periods indicated:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Net earned premiums	$168	$162	$6	4%
Annualized first-year premiums	34	30	4	13%
Revenue, net of reinsurance	183	177	6	3%

The increase in annualized first-year premiums is attributable to an increase in sales in the non-medical products partially offset by lower sales in the medical and individual voluntary products due to competitive pricing in that market. The increase in revenue and net earned premium was primarily due to an increase in annualized first-year premiums.

Retirement Income and Investments segment

We offer U.S. customers fixed and variable deferred annuities, single premium immediate annuities, variable life insurance, asset management, and specialized products, including guaranteed investment contracts, or GICs, funding agreements, funding agreements backing notes and structured settlements.

The following table sets forth the results of operations relating to our Retirement Income and Investments segment.

	Three month ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$180	$244	$(64)	(26)%
Net investment income	465	433	32	7%
Net realized investment gains (losses)	(9)	—	(9)	NM
Policy fees and other income	77	58	19	33%

Total revenues	713	735	(22)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	241	308	(67)	(22)%
Interest credited	278	250	28	11%
Acquisition and operating expenses, net of deferrals	72	59	13	22%
Amortization of deferred acquisition costs and intangibles	36	27	9	33%
Interest expense	1	—	1	NM

Total benefits and expenses	628	644	(16)	(2)%

Earnings before income taxes	85	91	(6)	(7)%
Provision for income taxes	30	31	(1)	(3)%

Segment net earnings	55	60	(5)	(8)%
Adjustments to segment net earnings:
Net realized investment losses (gains), net of taxes and other adjustments	6	—	6	NM

Segment net operating earnings	$61	$60	$1	2%

The following table sets forth net operating earnings for the products included in our Retirement Income and Investments segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Spread-based retail	$36	$34	$2	6%
Spread-based institutional	10	9	1	11%
Fee-based	15	17	(2)	(12)%

Total segment net earnings	$61	$60	$1	2%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Segment net operating earnings

Segment net operating earnings from spread-based retail increased primarily due to growth in assets under management, improved spreads and a reduction in reserves on a closed block of business. Segment net operating earnings on spread-based institutional increased marginally due primarily to growth in assets under management. Segment net operating earnings on fee-based decreased primarily as a result of unusually low expenses in the prior year.

Revenues

The decrease in premiums was primarily the result of a $65 million reduction in sales of our life-contingent structured settlement and single premium immediate annuities. This is due to our continued pricing discipline in the continuing low long-term interest rate environment.

The increase in net investment income was primarily due to increased yields on floating rate investments backing spread-based institutional products and higher assets under management. This was partially offset by a decrease in bond calls and mortgage prepayment fees.

For a discussion of net realized investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income was primarily due to a $16 million increase in the fee-based segment as a result of increased sales and growth in assets under management from distribution expansion, strong equity markets, and continued product enhancements.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of the $65 million decrease in the life-contingent structured settlement and single premium immediate annuities sales.

The increase in interest credited was primarily due to a $33 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management.

The increase in acquisition and operating expenses, net of deferrals, was primarily due to $16 million in expenses associated with higher sales and growth in assets under management in fee-based products.

The increase in amortization of deferred acquisition costs and intangibles was primarily the result of a $7 million increase in spread-based retail products due primarily to growth in spreads and assets under management.

Provision for income taxes

The effective tax rate increased to 35.3% for the three months ended March 31, 2006 from 34.1% for the three months ended March 31, 2005. This increase in the effective tax rate was primarily attributable to lower dividends received deductions as a proportion of pretax earnings in 2006 and nonrecurring favorable IRS examination developments in 2005.

Retirement Income and Investments selected operating performance measures

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for three months ended March 31,
(Dollar amounts in millions)	2006	2005
Fixed annuities
Account value net of reinsurance, beginning of period	$15,547	$15,113
Deposits	267	285
Interest credited	145	150
Surrenders, benefits and product charges	(718)	(334)

Account value net of reinsurance, end of period	$15,241	$15,214

Single premium immediate annuities
Account value net of reinsurance, beginning of period	$5,680	$5,344
Net earned premiums and deposits	250	212
Interest credited	80	77
Surrenders, benefits and product charges	(238)	(218)

Account value net of reinsurance, end of period	$5,772	$5,415

Structured settlements
Account value net of reinsurance, beginning of period	$871	$533
Net earned premiums and deposits	58	124
Interest credited	12	11
Surrenders, benefits and product charges	(16)	(15)

Account value net of reinsurance, end of period	$925	$653

Total annualized first-year premiums from spread-based retail products	$180	$244

Total deposits on spread-based retail products	$395	$377

Fixed annuities. The account value net of reinsurance increased primarily due to increased net flows in the first half of 2005. The flattening of the yield curve during 2005 has resulted in a shift in demand to shorter duration instruments like bank certificates of deposit and money market funds from longer duration products like fixed annuities. Additionally, we lowered crediting rates on several blocks of lower return, high rate, fixed annuity business that reached crediting rate reset periods during 2005 and the first quarter of 2006. As we lowered crediting rates, we experienced a higher level of surrenders. We expect this trend to continue throughout 2006 and 2007. The level of these surrenders has been at or near our expected levels.

Single premium immediate annuities. The account value net of reinsurance increased primarily due to positive net flows along with interest credited on account values in 2005 and 2006.

Structured settlements. We continue to write structured settlements to the extent that we are able to achieve our targeted returns. Our continued pricing discipline in a low long-term interest rate environment was the primary reason for the lower sales of these products in the first quarter of 2006.

Spread-based institutional products

The following table sets forth selected operating performance measures regarding our spread-based institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Dollar amounts in millions)	2006	2005
GICs, funding agreements and funding agreements backing notes
Account value, beginning of period	$9,777	$9,541
Deposits (1)	980	841
Interest credited	114	82
Surrenders and benefits (1)	(1,105)	(1,056)

Account value, end of period	$9,766	$9,408

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. In the three months ended March 31, 2006 and 2005, surrenders and deposits included $210 million and $483 million, respectively, that was redeposited and reflected under “Deposits.”

Spread-based institutional account values increased primarily due to the launch of our registered notes program in the fourth quarter of 2005. This program resulted in an issuance of $300 million of funding agreements backing notes in the fourth quarter of 2005 and $700 million in the first quarter of 2006. The increase in interest credited was driven by higher crediting rates on our floating rate products due to an increase in the underlying indices. This was partially offset by expected maturities.

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for three months ended March 31,
(Dollar amounts in millions)	2006	2005
Income Distribution Series(1)
Account value, beginning of period	$911	$462
Deposits	281	85
Interest credited and investment performance	59	(4)
Surrenders, benefits and product charges	(16)	(3)

Account value, end of period	$1,235	$540

Traditional variable annuities
Account value, beginning of period	$1,182	$632
Deposits	132	143
Interest credited and investment performance	78	(13)
Surrenders, benefits and product charges	(32)	(15)

Account value, end of period	$1,360	$747

	As of or for three months ended March 31,
(Dollar amounts in millions)	2006	2005
Variable life insurance
Account value, beginning of period	$363	$345
Deposits	9	8
Interest credited and investment performance	18	(11)
Surrenders, benefits and product charges	(13)	(7)

Account value, end of period	$377	$335

Third-party assets
Account value, beginning of period	$5,180	$3,973
Deposits	582	324
Interest credited and investment performance	254	(96)
Surrenders, benefits and product charges	(192)	(155)

Account value, end of period	$5,824	$4,046

(1)	The Income Distribution Series offers variable annuity products and four riders that provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

Income Distribution Series. We experienced an increase in assets under management attributable to the successful launch of our guaranteed minimum withdrawal for life benefit rider in the fourth quarter of 2005. Sales of this product remained strong in the first quarter of 2006.

Traditional variable annuities. The increase in assets under management was attributable to ongoing sales of our core variable annuity products and positive investment performance.

Third-party assets. Third-party assets include assets managed by our Private Asset Management and Genworth Financial Advisor groups. The increase was primarily due to growth in deposits from new and existing clients, as well as positive investment performance during the last three quarters of 2005 and the first quarter of 2006. Significant contributors to the growth in deposits was the expansion of our distribution network, growth in our sales force, and changes in our fee structure.

Mortgage Insurance segment

In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages.

Segment results of operations

The following table sets forth the results of operations relating to our Mortgage Insurance segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$247	$215	$32	15%
Net investment income	80	69	11	16%
Net realized investment gains (losses)	1	—	1	NM
Policy fees and other income	7	10	(3)	(30)%

Total revenues	335	294	41	14%

Benefits and expenses:
Benefits and other changes in policy reserves	46	21	25	119%
Acquisition and operating expenses, net of deferrals	68	59	9	15%
Amortization of deferred acquisition costs and intangibles	15	11	4	36%

Total benefits and expenses	129	91	38	42%

Earnings before income taxes	206	203	3	1%
Provision for income taxes	57	62	(5)	(8)%

Segment net earnings	149	141	8	6%
Adjustments to segment net earnings:
Net realized investment losses (gains), net of taxes and other adjustments	—	—	—	—

Segment net operating earnings	$149	$141	$8	6%

The following table sets forth net earnings for the products included in our Mortgage Insurance segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Segment net earnings:
U.S. mortgage insurance	$72	$72	$—	—%
International mortgage insurance	77	69	8	12%

Total segment net operating earnings	$149	$141	$8	6%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Segment net operating earnings

Our U.S. mortgage insurance business net earnings remained unchanged. The increase in losses was offset by earnings related to intra-segment reinsurance agreement with our international mortgage insurance business. The increase in our international mortgage insurance business earnings of $8 million, including $1 million in foreign exchange rates changes, was driven primarily by the growth of the business, seasoning of our insurance in-force, a decrease in effective tax rate due to an increase in lower taxed foreign earnings and a reduction in excess foreign tax credits. This was partially offset by an increase in losses and continued investments in our global expansion.

Revenues

In our international mortgage insurance business, premiums increased by $27 million, including $1 million due to changes in foreign exchange rates, driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from prior year new insurance written. This year-over-year increase was impacted by higher premiums ceded to our U.S. mortgage insurance business in the current period, as well as the release of unearned premium reserves on our single premium product of $10 million in the first quarter of 2005 due to the completion of a European cancellation study. The increase in our U.S. mortgage insurance business of $5 million was primarily a result of increased reinsurance premiums assumed from our international mortgage insurance business.

The increase in net investment income, which included $1 million due to changes in foreign exchange rates, was primarily the result of an increase in invested assets associated with the growth of our international business.

Policy fees and other income remained relatively flat in our U.S. and international mortgage insurance businesses.

Benefits and Expenses

In our international mortgage insurance business, benefits and other changes in policy reserves increased $21 million primarily due to higher losses in Australia, which were favorable in the prior year and also reflect the seasoning of more recent in-force blocks of business. The increase in our U.S. business of $4 million was primarily due to average reserve per delinquency favorability in the first quarter of 2005, which was not repeated in the current year, which was partially offset by a decline in claims paid and a $3 million decrease in reserves for severely impacted areas associated with Hurricanes Katrina and Rita.

The increase in acquisition and operating expenses, net of deferrals, was primarily attributable to an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms.

Amortization of deferred acquisition cost and intangibles increased by $4 million primarily due to the growth and seasoning in our international mortgage insurance business.

Provision for income taxes

Provision for income taxes decreased $5 million, which includes an $1 million increase due to changes in foreign exchange rates. The effective tax rate decreased to 27.7% for the three months ended March 31, 2006 from 30.5% for the three months ended March 31, 2005. This decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income and lower taxed foreign earnings.

Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. and international mortgage businesses as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Primary insurance in-force:
U.S. mortgage insurance	$100,500	$106,000	$(5,500)	(5)%
International mortgage insurance	256,800	209,900	46,900	22%

Total primary insurance in-force	$357,300	$315,900	$41,400	13%

Risk in force:
U.S. mortgage insurance	$22,300	$23,100	$(800)	(3)%
International mortgage insurance	82,800	68,000	14,800	22%

Total risk in-force	$105,100	$91,100	$14,000	15%

Net premiums written:
U.S. mortgage insurance	$115	$109	$6	6%
International mortgage insurance	204	137	67	49%

Total net premiums written	$319	$246	$73	30%

Net premiums earned:
U.S. mortgage insurance	$116	$111	$5	5%
International mortgage insurance	131	104	27	26%

Total net premium earned	$247	$215	$32	15%

New insurance written:
U.S. mortgage insurance	$6,800	$5,700	$1,100	19%
International mortgage insurance	20,400	14,200	6,200	44%

Total new insurance written	$27,200	$19,900	$7,300	37%

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were driven primarily by new insurance written in our international business, as we continue to execute our global expansion strategy. Offsetting strong increases in international insurance in-force and risk in-force was a decline in our U.S. business. This decline was driven by continued low persistency rates, which have caused policy cancellations to exceed new insurance written.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective risk in-force” amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ending March 31, 2006 and 2005, this factor was 35%.

Net premiums written

The increase in net premiums written was driven primarily by increases in new insurance written in our international business. The increase in our international business of $67 million, which includes a $2 million decrease due to changes in foreign exchange rates, was primarily driven by increased new insurance written in our Australian and European businesses. Included in the international increase was the impact of incremental new insurance written as a result of the timing of customer reporting in Australia.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the estimated expiration of risk. As of March 31, 2006, our unearned premium reserves in our international mortgage insurance business were $1.9 billion.

New insurance written

The increase in new insurance written was driven primarily by our international business. International new insurance written increased $6,200 million, which included a $600 million decrease in foreign exchange movements, as a result of ongoing expansion of our customer base in Europe, continued account penetration in Canada and a catch-up of sales reported to us caused a delay in timing of customer reporting in Australia. U.S. new insurance written also increased $1,100 million as a result of an 11% increase in flow new insurance written driven by strong customer penetration and an increase in our prime bulk product writings.

Loss and expense ratios

	As of or for the three months ended March 31,		Increase (decrease)
	2006	2005	2006 vs. 2005
Loss ratio:
U.S. mortgage insurance	16%	14%	2%
International mortgage insurance	21%	6%	15%
Total loss ratio	19%	10%	9%

Expense ratio:
U.S. mortgage insurance	35%	37%	(2)%
International mortgage insurance	21%	22%	(1)%
Total expense ratio	26%	28%	(2)%

The loss ratio (expressed as a percentage) is the ratio of incurred losses and loss adjustment expense to net premiums earned. In our international business, our loss ratio increased due to higher losses primarily in Australia, which were favorable in the prior year and also reflect the seasoning of more recent in-force blocks of business. The increase in our U.S. business loss ratio is primarily due to average reserve per delinquency favorability in the first quarter of 2005, which was not repeated in the current year, offset partially by a decline in claims paid and a $3 million decrease in reserves for severely impacted areas associated with Hurricanes Katrina and Rita.

The expense ratio (expressed as a percentage) is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles. The decrease in the expense ratio was primarily driven by our continued focus on expense management in our U.S. business and strong net premium written growth in our international business.

Corporate and Other segment

The Corporate and Other segment consists primarily of unallocated corporate income and expenses (including amounts accrued in settlement of some class action lawsuits), the results of small, non-core businesses that are managed outside our operating segments, most of our interest expense and other financing costs.

The following table sets forth the results of operations relating to our Corporate and Other segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Dollar amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$7	$8	$(1)	(13)%
Net investment income	33	34	(1)	(3)%
Net realized investment gains (losses)	(18)	(6)	(12)	200%
Policy fees and other income	3	4	(1)	(25)%

Total revenues	25	40	(15)	(38)%

Expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	5	(1)	6	NM
Amortization of deferred acquisition costs and intangibles	1	3	(2)	(67)%
Interest expense	56	63	(7)	(11)%

Total benefits and expenses	63	66	(3)	(5)%

Loss before income taxes	(38)	(26)	(12)	46%
Benefit for income taxes	(12)	(8)	(4)	50%
Cumulative effect of accounting change, net of taxes	4	—	4	NM

Segment net loss	(22)	(18)	(4)	22%
Adjustments to segment net loss:
Net realized investment losses (gains), net of taxes and other adjustments	12	4	8	200%
Cumulative effect of accounting change	(4)	—	(4)	—%

Segment net operating loss	$(14)	$(14)	$0	—%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Segment net operating loss

Segment net operating loss remained unchanged. The increase in operating expenses was attributable to certain employee benefits accrual adjustments in 2005 that did not recur in 2006. This was offset by higher net investment income from limited partnership distributions.

Revenues

Premiums decreased primarily as a result of decreased premiums from our Bermuda reinsurer attributable to the run-off of certain credit life insurance blocks.

The decrease in net investment income was primarily the result of lower income from consolidated securitization entities partially offset by an increase in net investment income associated with non-qualifying derivatives and higher yields on our Corporate and Other investment portfolio.

For a discussion of net realized investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily as a result of a $3 million accrual release related to certain employee benefits in 2005 that did not recur in 2006 and a $3 million increase in expenses related to insurance and the issuance of stock options and stock appreciation rights.

Interest expense consists of interest and other financial charges related to our debt that is not allocated for segment reporting purposes. The decrease was primarily associated with the derecognition of borrowings related to securitization entities which was partially offset by a higher interest environment on corporate debt.

Provision for income taxes

The increased benefit for income taxes was primarily attributable to higher pretax losses in 2006.

Investments

Investment results

The following table sets forth information about our investment income, excluding realized investment gains (losses), for each component of our investment portfolio for the periods indicated:

	For the three months ended March 31,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Dollar amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.7%	$719	5.6%	$669	0.1%	$50
Fixed maturities—non-taxable	4.4%	31	4.5%	33	(0.1)%	(2)
Commercial mortgage loans	6.3%	121	6.4%	98	(0.1)%	23
Equity securities	12.3%	7	8.8%	6	3.5%	1
Other investments	5.2%	11	6.9%	14	(1.7)%	(3)
Policy loans	8.8%	30	8.3%	26	0.5%	4
Restricted investments held by securitization entities(1)	8.2%	7	6.9%	14	1.3%	(7)
Cash, cash equivalents and short-term investments	3.6%	17	1.7%	8	1.9%	9

Gross investment income before expenses and fees	5.7%	943	5.6%	868	0.1%	75
Expenses and fees		(19)		(17)		(2)

Net investment income	5.6%	$924	5.5%	$851	0.1%	$73

(1)	Amount reflects 2 months of activity prior to the re-securitization of these assets as described in note 9 of the condensed consolidated financial statements contained herein.

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall investment yields was primarily attributable to increased crediting rates on our floating rate spread-based institutional products due to an increase in the short-term rates.

The following table sets forth gross realized investment gains and losses resulting from the sales and impairments of investment securities classified as available-for-sale for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Gross realized investment
Gains on sale	$22	$39
Losses on sale	(26)	(11)
Loss on derecognition of securitization entities	(17)	—
Impairment losses	(1)	(34)

Net realized investment gains (losses)	$(22)	$(6)

For a discussion of the change in net realized investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2006		December 31, 2005
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale
Public	$39,928	59%	$40,539	59%
Private	13,631	20	13,398	19
Commercial mortgage loans	7,854	12	7,558	11
Other investments	2,738	4	3,174	5
Policy loans	1,362	2	1,350	2
Restricted investments held by securitization entities	—	—	685	1
Equity securities, available for sale	193	—	206	—
Cash and cash equivalents	1,909	3	1,875	3

Total cash, cash equivalents and invested assets	$67,615	100%	$68,785	100%

The total investment portfolio decreased $1.2 billion. The decrease was primarily due to the derecognition of restricted investments held by securitization entities from our consolidated statement of financial position and a reduction in fair value, as a result of higher interest rate environment, partially offset by cash generated from operating activities which was invested in fixed maturities and commercial mortgage loans.

Impairments of investment securities

See note 4 of the condensed consolidated financial statements contained herein.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Net cash from operating activities	$771	$733
Net cash from investing activities	(649)	(456)
Net cash from financing activities	(76)	(775)

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the three months ended March 31, 2006 was primarily the result of cash flows from our long-term care insurance in-force and tax payments made in 2005 that did not recur in 2006, offset by timing of cash settlements for other assets and other liabilities.

As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities.

The decrease in net cash from investing activities for the three months ended March 31, 2006, compared to March 31, 2005, was primarily the result of an increased level of purchases caused primarily by cash from the issuances of non-recourse funding obligations and commercial paper borrowings. The cash provided by these issuances was partially offset by investment proceeds used to provide for the net redemptions of our investment contracts.

Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the three months ended March 31, 2006, cash from financing activities included net redemptions on investment contracts of $541 million and cash used for the acquisition of treasury stock of $(479) million, partially offset by an issuance of $750 million in non-recourse funding obligations, and $229 million of commercial paper borrowings.

Total assets were $104.9 billion as of March 31, 2006, compared to $105.7 billion as of December 31, 2005. The increase in total assets was driven primarily by increased balances in commercial mortgage loans and cash and cash equivalents driven primarily by normal business growth. Offsetting these increases in total assets was a decrease in other invested assets due to a reduction in the participation in our securities lending program.

Total liabilities were $92.4 billion as of March 31, 2006, compared to $92.3 billion as of December 31, 2005. The increase in total liabilities was primarily driven by an increase in our non-recourse funding obligations and short-term borrowings offset partially by a decrease in future annuity and contract benefits due to net redemptions of our investment contracts, offset by an increase in our long-term care insurance from normal aging of the in-force block, as well as liability for policy and contract claims.

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

Our holding company had $207 million and $332 million of cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively.

In the fourth quarter of 2005, we declared common stock dividends of $35 million which were paid in the first quarter of 2006. During the first quarter of 2006, we declared dividends on our common stock of $34 million to be paid during the second quarter of 2006. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, earnings, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

Based on statutory results as of December 31, 2005, we estimate our subsidiaries could pay dividends of approximately $1.3 billion to us in 2006 without obtaining regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various conditions imposed by the rating agencies for us to maintain our ratings. During the three months ended March 31, 2006, we received dividends from our insurance subsidiaries of $254 million.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, payments from our subsidiaries pursuant to tax sharing arrangements, borrowings pursuant to our credit facilities, and proceeds from any additional issuances of commercial paper.

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

As of March 31, 2006, we had approximately $2.6 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.6 billion aggregate amount outstanding as of March 31, 2006, $875 million had put option features including $425 million with put options features of 90 days and $450 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of March 31, 2006, our total cash and invested assets was $67.8 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 34% of the carrying value of our total cash and invested assets as of March 31, 2006.

In 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities as of March 31, 2006, was $316.9 million and included in other invested assets and are shown as restricted.

Capital resources and financing activities

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), itself an indirect wholly owned subsidiary of Genworth issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1,200 million (including the Notes), but is under no obligation to do so. The Notes are direct financial obligations of River Lake III and are not guaranteed by First Colony or Genworth.

The Notes were issued by River Lake III to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation. River Lake III has reinsured on a coinsurance basis from First Colony certain term life insurance policies having guaranteed level premiums. The Notes have been sold to Lehman Brothers Inc. for deposit into certain Delaware trusts that will issue money market or term securities. The principal and interest payments due on the money market and term securities will be insured by a third party insurance company. The holders of the Notes cannot require repayment from Genworth or any of its subsidiaries, other than River Lake III, the direct issuer of the Notes. First Colony has agreed to indemnify River Lake III and the third party insurer for certain limited costs.

River Lake III will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval. Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. The holders of the Notes have no rights to accelerate payment of principal of the Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. River Lake III reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval.

On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing Genworth to repurchase up to $750 million of our common stock over the succeeding 18 months. We expect the purchases to be made from time to time in the open market or in privately negotiated transactions, and will be funded from cash and/or the proceeds from issuance of debt securities.

Concurrently with GE’s secondary offering of our Class A Common Stock completed in March 2006, we repurchased 15 million shares of our Class B Common Stock directly from GE, which were automatically converted to Class A Common Stock upon the transfer of these shares to us, for an aggregate price of $479 million. We financed the stock repurchase with $250 million cash available at the holding company and the proceeds of the issuance of $229 million in commercial paper under our existing commercial paper program.

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

During the first quarter of 2006, we issued $750 million in non-recourse funding obligations, and $229 million of commercial paper borrowings as further described in “—Capital Resources and Financing Activities”

included herein. There have been no other material additions or changes to our contractual obligations and commercial commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Securitization Entities

During the first quarter of 2006, we derecognized December 31, 2005 securitization entity balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips. We recognized a loss on sale of $11 million, net of tax from this re-securitization transaction. See note 9 of the condensed consolidated financial statements contained herein.

New Accounting Standards

Recently adopted

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. We recognized an increase to net income of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See note 5 for additional information.

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in these risks since December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, there were no new material legal proceedings during the quarter.

As previously identified, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiary any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In March 2006, we responded to that follow-up industry-wide inquiry.

As previously identified, antitrust authorities in the U.K. conducted an investigation of the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also examined various insurance products sold to store cardholders. These products include payment protection insurance, purchase protection and price protection. Our U.K. payment protection insurance business currently underwrites these products that are sold by one of the largest providers of store cards in the U.K. As part of that investigation, we responded to an information request. The provisional findings of the U.K. antitrust authorities were published in September 2005. In March 2006, the U.K. antitrust authorities published their final report confirming its provisional findings that there are features in the store card sector that have had an adverse effect on competition in this sector. The report contains remedies (aimed at mitigating these adverse effects on competition) relating to the various insurance products sold to store cardholders, including a requirement that the store card sector of the retail financial services market in the U.K. offer payment protection insurance separately from other elements of store card insurance. The remedies have to be implemented by March 2007. We cannot predict the effect that this final report, including the remedies, may have on either the store card sector in the U.K. and the sale of insurance products linked to store cards or the wider payment protection insurance sector in the U.K or our payment protection business in the U.K.

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

As previously identified, one of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the Fair Credit Reporting Act (“FCRA”) requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. We have vigorously denied liability with respect to plaintiffs’ allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with consumers, our mortgage insurance subsidiary reached an agreement to settle the cases on a nationwide class action basis. The settlement documents have been finalized and submitted to the court for approval. On April 25, 2006, the court held a preliminary fairness hearing on the terms of the settlement and set September 25, 2006 as the date for a hearing to determine whether to give final approval to the settlement. In the fourth quarter of 2005, upon reaching an initial agreement in principle with respect to the settlement, an accrual was established representing our best estimate of the cost of the settlement. The precise amount of payments in this matter cannot be estimated because they are dependent upon court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms.

As previously identified, one of our mortgage insurance subsidiaries is involved in an arbitration regarding our delegated underwriting practices. A mortgage lender that underwrote loan applications for mortgage insurance under our delegated underwriting program commenced the arbitration against us in 2003 after we rescinded policy coverage for a number of mortgage loans underwritten by that lender. We rescinded coverage because we believe those loans were not underwritten in compliance with applicable program standards and underwriting guidelines. However, the lender claims that we improperly rescinded coverage. In addition to seeking reinstatement of coverage, attorney’s fees and punitive damages are sought. The first phase of the arbitration covering 30 loans was held in January 2005 and the panel ordered that 28 of the loans be reinstated. The second phase covering 33 loans was held in July 2005 and the arbitration panel ordered reinstatement of coverage on 5 of the 33 loans. We agreed to a recess of the third phase of arbitration to determine if any settlement can be effected. In March 2006, an agreement in principle to settle this matter was reached and we are in the process of documenting a proposed settlement agreement. Previously established reserves are adequate to cover the expected settlement costs.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2006 through January 31, 2006	—	$—	—	$750,000,000
February 1, 2006 through February 28, 2006	—	$—	—	750,000,000
March 1, 2006 through March 31, 2006	15,000,000	$31.93125	15,000,000	271,000,000

Total	15,000,000		15,000,000	$271,000,000

(1)	On February 27, 2006, we entered into a stock purchase agreement with GE, pursuant to which we agreed to purchase from GE $479 million of our Class B Common Stock at a price per share equal to the net proceeds per share that GE received from the underwriters in a secondary offering of our common stock by GE. The secondary offering was consummated on March 8, 2006, and on that date, pursuant to the stock purchase agreement, we repurchased 15,000,000 shares of Class B Common Stock at a price of $31.93125 per share. The stock repurchase was financed with $250 million of cash available at the holding company and $229 million from the proceeds of an issuance of commercial paper.
(2)	On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing Genworth to repurchase up to $750 million of our common stock over the succeeding 18 months.

Item 6. Exhibits

10.52.6	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC.
(Registrant)

Date: April 28, 2006

	By:	/s/ RICHARD P. MCKENNEY
Richard P. McKenney Senior Vice President—Chief Financial Officer Duly Authorized Officer and Principal Financial Officer