Form 10-Q
period 2006-06-30
GENWORTH FINANCIAL INC
filed 2006-07-28
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

At July 27, 2006, 455,002,495 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Premiums	$1,648	$1,614	$3,187	$3,219
Net investment income	953	842	1,877	1,693
Net investment gains (losses)	(49)	—	(71)	(6)
Policy fees and other income	202	154	386	315

Total revenues	2,754	2,610	5,379	5,221

Benefits and expenses:
Benefits and other changes in policy reserves	1,096	1,051	2,131	2,126
Interest credited	378	347	751	687
Acquisition and operating expenses, net of deferrals	521	523	996	970
Amortization of deferred acquisition costs and intangibles	207	208	381	401
Interest expense	88	69	170	141

Total benefits and expenses	2,290	2,198	4,429	4,325

Net earnings before income taxes and accounting change	464	412	950	896
Provision for income taxes	147	127	303	289

Net earnings before accounting change	317	285	647	607
Cumulative effect of accounting change, net of taxes	—	—	4	—

Net earnings	$317	$285	$651	$607

Earnings per common share:
Basic	$0.70	$0.61	$1.41	$1.27

Diluted	$0.68	$0.60	$1.37	$1.25

Weighted-average common shares outstanding:
Basic	455.8	470.4	461.3	479.6

Diluted	468.3	477.4	473.9	485.9

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Amounts in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$52,316	$53,937
Equity securities available-for-sale, at fair value	187	206
Commercial mortgage loans	8,203	7,558
Policy loans	1,485	1,350
Restricted investments held by securitization entities	—	685
Other invested assets	1,840	3,174

Total investments	64,031	66,910
Cash and cash equivalents	2,351	1,875
Accrued investment income	663	733
Deferred acquisition costs	6,042	5,586
Intangible assets	942	782
Goodwill	1,486	1,450
Reinsurance recoverable	17,789	18,245
Other assets	717	967
Separate account assets	9,625	9,106

Total assets	$103,646	$105,654

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,614	$63,749
Liability for policy and contract claims	3,297	3,364
Unearned premiums	3,956	3,647
Other policyholder liabilities	484	507
Other liabilities	3,652	4,937
Non-recourse funding obligations	2,150	1,400
Short-term borrowings	295	152
Long-term borrowings	2,741	2,736
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	922	1,386
Borrowings related to securitization entities	—	660
Separate account liabilities	9,625	9,106

Total liabilities	91,436	92,344

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 491 million and 404 million shares issued as of June 30, 2006 and December 31, 2005, respectively; 455 million and 385 million shares outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Class B common stock, $0.001 par value; 700 million shares authorized; zero and 86 million shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	10,713	10,671

Accumulated other comprehensive income:
Net unrealized investment gains (losses)	(312)	760
Derivatives qualifying as hedges	212	389
Foreign currency translation and other adjustments	333	255

Total accumulated other comprehensive income	233	1,404
Retained earnings	2,317	1,735
Treasury stock, at cost (37 million and 19 million shares as of June 30, 2006 and December 31, 2005, respectively)	(1,053)	(500)

Total stockholders’ equity	12,210	13,310

Total liabilities and stockholders’ equity	$103,646	$105,654

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2004	$10,612	$1,608	$646	$—	$12,866
Comprehensive income (loss):
Net earnings			607		607
Net unrealized gains (losses) on investment securities		519			519
Derivatives qualifying as hedges		138			138
Foreign currency translation and other adjustments		(102)			(102)

Total comprehensive income (loss)					1,162
Acquisition of treasury stock				(500)	(500)
Dividends to stockholders			(61)		(61)
Stock-based compensation expense and exercises	25				25
Capital contributions from GE	14				14

Balances as of June 30, 2005	$10,651	$2,163	$1,192	$(500)	$13,506

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310
Comprehensive income (loss):
Net earnings			651		651
Net unrealized gains (losses) on investment securities		(1,072)			(1,072)
Derivatives qualifying as hedges		(177)			(177)
Foreign currency translation and other adjustments		78			78

Total comprehensive income (loss)					(520)
Acquisition of treasury stock				(553)	(553)
Dividends to stockholders			(69)		(69)
Stock-based compensation expense and exercises	38				38
Capital contributions from GE	4				4

Balances as of June 30, 2006	$10,713	$233	$2,317	$(1,053)	$12,210

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$651	$607
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	12	33
Net investment (gains) losses	71	6
Charges assessed to policyholders	(177)	(152)
Cumulative effect of accounting policy change	(4)	—
Acquisition costs deferred	(607)	(531)
Amortization of deferred acquisition costs and intangibles	381	401
Deferred income taxes	182	218
Change in certain assets and liabilities:
Accrued investment income and other assets, net	144	117
Insurance reserves	1,476	1,183
Current tax liabilities	44	(53)
Other liabilities and other policy-related balances	(176)	(466)

Net cash from operating activities	1,997	1,363

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	2,802	2,086
Mortgage loans	554	432
Proceeds from sales of investments:
Fixed maturities and equity securities	2,918	2,332
Purchases and originations of investments:
Fixed maturities and equity securities	(5,564)	(4,844)
Mortgage loans	(1,183)	(1,249)
Other invested assets, net	(10)	213
Policy loans, net	(135)	(9)
Payments for business purchased, net of cash acquired	(134)	—

Net cash from investing activities	(752)	(1,039)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,774	3,815
Redemption and benefit payments on investment contracts	(4,827)	(4,147)
Short-term borrowing activity, net	143	(30)
Proceeds from issuance of non-recourse funding obligations	750	200
Dividends paid to stockholders	(69)	(61)
Stock-based compensation awards exercised	20	2
Acquisition of treasury stock	(553)	(500)
Capital contribution received from GE	2	13

Net cash from financing activities	(760)	(708)
Effect of exchange rate changes on cash and cash equivalents	(9)	(61)

Net change in cash and cash equivalents	476	(445)
Cash and cash equivalents at beginning of period	1,875	1,963

Cash and cash equivalents at end of period	$2,351	$1,518

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

The accompanying condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which we refer to as the “company,” “we,” “us,” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

We are a leading insurance company in the U.S., with an expanding international presence, serving the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. We have leadership positions in key products that we expect will benefit from a number of significant demographic, governmental and market trends. We distribute our products and services through an extensive and diversified distribution network that includes financial intermediaries, independent producers and dedicated sales specialists. We conduct operations in 24 countries and have approximately 7,000 employees. We have the following four segments:

•	Our Protection segment includes life, long-term care and Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. Protection also includes consumer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

•	Our Retirement Income and Investments segment includes fixed annuities, individual and group variable annuities, single premium immediate annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts (“GICs”), funding agreements, funding agreements backing notes (“FABNs”) and structured settlements.

•	Our Mortgage Insurance segment includes mortgage insurance products offered in the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages.

•	Our Corporate and Other segment includes debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, and the results of a small, non-core business that is managed outside our operating segments.

On March 8, 2006, GEFAHI completed an offering (“Secondary Offering”) of 71.2 million shares of our Class B Common Stock. The 71.2 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. We did not receive any proceeds in the Secondary Offering. Concurrently with the Secondary Offering, we repurchased 15.0 million shares of Class B Common Stock from our majority stockholder at a price of $31.93125 per share (the net proceeds per share received by the selling stockholder from the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

underwriters), which is recorded at cost as treasury stock in the unaudited condensed consolidated statement of financial position. As a result of these transactions, GEFAHI no longer owns any of our outstanding common stock.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related notes contained in our 2005 Annual Report on Form 10-K.

(2) Accounting Pronouncements

Recently adopted

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model (“Black-Scholes Model”) and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. On January 1, 2006, we recognized an increase to net earnings of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See Note 6 for additional information.

As of January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed consolidated financial statements.

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that SOP 05-1 will have on our consolidated results of operations and financial position.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net earnings by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions except for per share data)	2006	2005	2006	2005
Basic earnings per common share:
Net earnings before accounting change	$0.70	$0.61	$1.40	$1.27
Cumulative effect of accounting change, net of taxes	—	—	0.01	—

Basic earnings per common share	$0.70	$0.61	$1.41	$1.27

Diluted earnings per common share:
Net earnings before accounting change	$0.68	$0.60	$1.37	$1.25
Cumulative effect of accounting change, net of taxes	—	—	0.01	—

Diluted earnings per common share	$0.68	$0.60	$1.37	$1.25

Weighted-average shares used in basic earnings per common share calculations	455.8	470.4	461.3	479.6
Dilutive securities:
Stock purchase contracts underlying equity units	7.5	4.4	7.5	4.0
Stock options and stock appreciation rights	4.5	2.2	4.6	1.9
Restricted stock units	0.5	0.4	0.5	0.4

Weighted-average shares used in diluted earnings per common share calculations	468.3	477.4	473.9	485.9

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments and Derivative Instruments

The following table sets forth information about our net investment income for the components of our investment portfolio for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Fixed maturities—taxable	$731	$665	$1,450	$1,334
Fixed maturities—non-taxable	31	32	62	65
Commercial mortgage loans	138	98	259	196
Equity securities	7	6	14	12
Other investments	12	10	23	24
Policy loans	32	27	62	53
Restricted investments held by securitization entities	—	13	7	27
Cash, cash equivalents and short-term investments	20	7	37	15

Gross investment income before expenses and fees	971	858	1,914	1,726
Expenses and fees	(18)	(16)	(37)	(33)

Net investment income	$953	$842	$1,877	$1,693

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$8	$12	$30	$51
Realized losses on sale	(50)	(9)	(76)	(20)
Loss on derecognition of securitization entities	—	—	(17)	—
Impairments	(4)	(3)	(5)	(37)
Net unrealized gains (losses) on trading securities	(1)	—	(1)	—
Derivative instruments	(2)	—	(2)	—

Net investment gains (losses)	$(49)	$—	$(71)	$(6)

Derivative instruments primarily consist of changes in fair value on the non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. Effective April 1, 2006, we began classifying changes in fair value of these derivative items as net investment gains (losses). These items were previously included as a component of net investment income, interest credited and benefits and other changes in policy reserves. The amount of these derivative items in prior periods that were included in the aforementioned categories was not material.

For the three months ended June 30, 2006 and 2005, we recognized impairments of $4 million and $3 million, respectively, and for the six months ended June 30, 2006 and 2005, we recognized impairments of $5 million and $37 million, respectively. The aggregate fair value of securities sold at a loss during the three months

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended June 30, 2006 and 2005, was $1,227 million and $481 million, respectively, which was approximately 96% and 98% of book value, respectively. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2006 and 2005, was $2,068 million and $1,158 million, respectively, which was approximately 96% and 99% of book value, respectively. The loss on sales of securities in the three and six months ended June 30, 2006 was primarily driven by the higher interest rate environment.

As of June 30, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$695	$10	$(17)	$688
Tax exempt	2,763	56	(16)	2,803
Government—non U.S.	1,833	33	(24)	1,842
U.S. corporate	24,816	357	(775)	24,398
Corporate—non U.S.	9,716	115	(270)	9,561
Mortgage and asset-backed	13,200	96	(272)	13,024

Total fixed maturities	53,023	667	(1,374)	52,316
Equity securities	161	29	(3)	187

Total available-for-sale securities	$53,184	$696	$(1,377)	$52,503

As of December 31, 2005, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$777	$32	$(4)	$805
Tax exempt	2,797	97	(4)	2,890
Government—non U.S.	1,736	74	(4)	1,806
U.S. corporate	25,378	975	(231)	26,122
Corporate—non U.S.	9,168	306	(84)	9,390
Mortgage and asset-backed	12,926	140	(142)	12,924

Total fixed maturities	52,782	1,624	(469)	53,937
Equity securities	173	36	(3)	206

Total available-for-sale securities	$52,955	$1,660	$(472)	$54,143

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statement of earnings. As of June 30, 2006 and December 31, 2005, the fair value of the trading portfolio was $31 million and $15 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2006:

	Less Than 12 Months			12 Months or more
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$325	$(14)	82	$86	$(3)	17
Tax exempt	868	(12)	204	146	(4)	49
Government—non U.S.	1,017	(23)	186	29	(1)	8
U.S. corporate	12,575	(618)	1,184	2,670	(157)	323
Corporate—non U.S.	5,584	(203)	678	1,101	(67)	115
Mortgage and asset backed	6,129	(193)	680	1,848	(79)	296

Subtotal, fixed maturities	26,498	(1,063)	3,014	5,880	(311)	808
Equity securities	—	—	—	27	(3)	13

Total temporarily impaired securities	$26,498	$(1,063)	3,014	$5,907	$(314)	821

% Below cost—fixed maturities:
<20% Below cost	$26,466	$(1,050)	3,008	$5,820	$(290)	794
20-50% Below cost	31	(11)	3	59	(20)	13
>50% Below cost	1	(2)	3	1	(1)	1

Total fixed maturities	26,498	(1,063)	3,014	5,880	(311)	808

% Below cost—equity securities:
<20% Below cost	—	—	—	27	(3)	13
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	—	—	—	27	(3)	13

Total temporarily impaired securities	$26,498	$(1,063)	3,014	$5,907	$(314)	821

Investment grade	$25,148	$(1,006)	2,716	$5,414	$(274)	721
Below investment grade	1,321	(56)	295	482	(38)	90
Not Rated—Fixed maturities	29	(1)	3	—	—	—
Not Rated—Equities	—	—	—	11	(2)	10

Total temporarily impaired securities	$26,498	$(1,063)	3,014	$5,907	$(314)	821

The investment securities in an unrealized loss position as of June 30, 2006 consisted of 3,835 securities accounting for unrealized losses of $1.4 billion. Of these unrealized losses 93% were investment grade (rated AAA through BBB-) and 98% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2006, 14 securities were 20% or more below cost, including 8 securities which were also below investment grade

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(rated BB+ and below). These 8 securities accounted for unrealized losses of $8 million. These securities consisted of four issuers primarily in the automotive and airline industries and were current on all terms. All airline securities were collateralized by commercial jet aircraft associated with one domestic airline. We believe these airline security holdings were in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. The unrealized loss on the automotive investments was primarily caused by deteriorating market share and legacy issues. The automotive issuer continues to maintain significant liquidity relative to its maturity and we currently expect to collect full principal and interest.

As of June 30, 2006, we expected these investments to continue to perform in accordance with their original contractual terms and we generally have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated. The fair value of derivative instruments, including financial futures, interest rate and foreign currency swaps, foreign currency forward contracts and equity index options, are based upon quotations obtained from dealers or other reliable sources.

	June 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$11,795	$222	$7,894	$508
Foreign currency swaps	533	15	533	4
Equity index options	223	20	265	21
Financial futures	9	—	27	—

Total	$12,560	$257	$8,719	$533

As of June 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $286 million and $559 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $29 million and $26 million, respectively.

(5) Acquisitions

On May 1, 2006, we completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”), for $145 million, plus contingent consideration of $5 million per year for two years based on attaining certain sales production thresholds. Continental Life’s business provides primarily Medicare supplement insurance and is a part of our Protection segment. This acquisition was accounted for as a purchase business combination. The excess purchase price over the estimated fair value of the net assets acquired of $29 million has been recorded as goodwill. In addition, $93 million of present value of future profits was recorded in connection with this transaction. The results of operations of Continental Life have been included in our consolidated results beginning May 1, 2006. We have reflected our initial allocation of the purchase price based on estimated fair value according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

On June 29, 2006, we agreed to acquire AssetMark Investment Services Inc. (“AssetMark”) of Pleasant Hill, California, for approximately $230 million. AssetMark is an investment management and adviser company with

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

more than $8 billion in third-party assets under management. Under terms of the agreement, we may pay additional performance-based payments of up to $100 million over three to five years. This transaction is expected to close in the third or fourth quarter of 2006.

On July 3, 2006, we completed the acquisition of Vero Lenders Mortgage Insurance Limited (“Vero LMI”), a subsidiary of Vero Insurance Limited, which is wholly owned by Promina Group Limited of Sydney, Australia, for approximately $80 million, net of a post-closing dividend. Vero LMI consists solely of a run-off mortgage insurance block. This transaction will be recorded in the third quarter of 2006.

(6) Stock-Based Compensation

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

We have recorded stock-based compensation expense related to the estimated value of the RSUs, DSUs, SARs and stock options for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Stock-based compensation	$12	$12	$24	$22

For awards issued prior to January 1, 2006, stock-based compensation expense is recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense is recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

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

The following table contains the stock option weighted-average grant-date fair value information for June 30, 2006 and 2005. Fair value is estimated using the Black-Scholes Model.

	June 30, 2006	June 30, 2005
Estimated fair value per option	$11.50	$9.63
Valuation Assumptions:
Expected term (years)	6	6
Expected volatility	28.0%	33.3%
Expected dividend yield	0.9%	1.1%
Risk-free interest rate	5.0%	4.0%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

For the three months ended June 30, 2006 and 2005, we granted 24,000 and 25,839 stock options with exercise prices ranging from $32.45 to $33.46, and $27.78 to $29.90, respectively, which equaled the closing market prices on the date of grant and have an exercise term of 10 years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the three months ended June 30, 2006 and 2005 we issued 6,000 and 20,122 RSUs with restriction periods ranging from 3 to 5 years and a fair value of $32.45, and $27.96, respectively, which is measured at the market price of a share of our nonrestricted stock on the grant date. There were no SARs granted during these periods.

For the six months ended June 30, 2006 and 2005, we granted 24,000 and 111,663 stock options with exercise prices ranging from $32.45 to $33.46 and $26.68 to $29.90, respectively, which equaled the closing market prices on the date of grant and have an exercise term of 10 years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the six months ended June 30, 2006 and 2005 we issued 6,000 and 326,964 RSUs with restriction periods ranging from 3 to 5 years and a fair value of $32.45 and $27.07, respectively, which is measured at the market price of a share of our nonrestricted stock on the grant date. There were no SARs granted during these periods. There were 14,308,206 and 14,547,263 stock options, 1,829,149 and 1,397,239 RSUs and 6,393,713 and 6,255,213 SARs outstanding as of June 30, 2006 and 2005, respectively.

A summary of stock option activity as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares subject to option	Weighted average exercise price
Balance as of January 1, 2006	15,770,646	$21.93
Granted	24,000	$32.79
Exercised	(1,127,876)	$19.47
Forfeited	(358,564)	$21.34
Expired	—

Balance as of June 30, 2006	14,308,206	$22.16

Exercisable as of June 30, 2006	4,688,323	$23.03

A summary of the status of our other equity-based awards as of June 30, 2006 and the changes during the six months then ended is presented below:

	Restricted stock units (RSUs)		Deferred stock units (DSUs)		Stock appreciation rights (SARs)
	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average fair value	Number of awards	Weighted average grant date fair value
Balance as of January 1, 2006	1,879,761	$24.74	16,868	$32.12	6,883,713	$7.02
Granted	6,000	$32.45	8,148	$31.90	—
Exercised	(67)	$32.10	—		(240,000)	$6.65
Terminated	(56,545)	$27.10	—		(250,000)	$6.65

Balance as of June 30, 2006	1,829,149	$24.70	25,016	$31.88	6,393,713	$7.01

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2006, there was $71 million of total unrecognized stock-based compensation expense related to non-vested awards not yet recognized. This expense is expected to be recognized over a weighted average period of two years.

Cash received from stock options exercised for the six months ending June 30, 2006, was $20 million. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from stock option exercises was $6 million both for the three and six months ended June 30, 2006, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life(1)	Average exercise price	Shares in thousands	Average exercise price
$14.11 – $18.51	1,489,570	6.20	$17.28	734,395	$17.28
$19.45 – $22.67	9,210,584	7.67	19.77	2,131,347	20.01
$23.20 – $27.95	1,558,010	4.60	26.99	1,456,277	27.08
$28.00 – $36.62	2,049,081	8.21	32.75	365,343	36.00
$37.89 – $39.60	961	5.07	38.77	961	38.77

	14,308,206	7.26	$22.16	4,688,323	$23.03

(1)	Average contractual life remaining in years

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

(b) Commitments

As of June 30, 2006, we were committed to fund $318 million in U.S. commercial mortgage loans and $168 million in limited partnerships.

During the second quarter of 2006, we agreed to acquire Vero LMI and AssetMark, as further described in note 5 of these condensed consolidated financial statements.

(8) Borrowings

Commercial Paper Facility

In March 2006, we issued $229 million of commercial paper and we used the proceeds from this issuance to finance a stock repurchase from GEFAHI concurrently with its secondary offering. The notes under the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. During the second quarter, we reduced the outstanding balance of our commercial paper by $85 million. As of June 30, 2006 and December 31, 2005, the weighted average interest rate on commercial paper outstanding was 5.17% and 3.29%, respectively, and the weighted average maturity was 30 and 53 days, respectively.

Revolving Credit Facilities

On May 25, 2006 we entered into a $1.0 billion five-year revolving credit facility, which matures in May 2011, replacing our $1.0 billion five-year revolving credit facility, which was scheduled to mature in May 2009. We also have a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus a margin. As of June 30, 2006, we utilized $170 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our Mortgage Insurance subsidiaries.

Non-recourse Funding Obligations

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), itself an indirect wholly owned subsidiary of Genworth, issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1.2 billion (including the Notes), but is under no obligation to do so.

The Notes are direct financial obligations of River Lake III and are not guaranteed by First Colony or Genworth. The Notes were issued by River Lake III to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation. River Lake III has reinsured on a coinsurance basis from First Colony certain term life insurance policies having guaranteed level premiums. The Notes were sold to a third-party for deposit into certain Delaware trusts that have issued money market and term securities. The principal and interest payments due on the money market and term securities were insured by a third party insurance company. The holders of the Notes cannot require repayment from Genworth or any of its subsidiaries, other than River Lake III, the direct issuer of the Notes. First Colony has agreed to indemnify River Lake III and the third party insurer for certain limited costs.

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

As of June 30, 2006 and December 31, 2005, the weighted average interest rate on our non-recourse funding obligations was 5.34% and 4.50%, respectively. The non-recourse funding obligations bear variable interest rates, carrying value approximates fair value as of June 30, 2006.

(9) Securitization Entities

GE Capital, our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN No. 46, Consolidation of Variable Interest Entities, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our condensed consolidated financial statements because the funding conduit no longer qualified as a third-party. Because these securitization entities lost their qualifying status, we were required to recognize $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our condensed consolidated statement of financial position in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our condensed consolidated statement of financial position, and the assets are noted as restricted due to the lack of legal control we have over them. We apply the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

As a result of GE Capital no longer having an ownership interest in us in March 2006, the respective funding conduit re-qualified as a third-party and these securitization entities regained their qualifying status under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our condensed consolidated financial statements. This resulted in a reduction from December 31, 2005 balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips classified as fixed maturity securities available-for-sale on our condensed consolidated statements of financial position. We recognized an investment loss on sale of $11 million, net of tax, from this re-securitization transaction.

(10) Operating Segment Information

We conduct our operations in four business segments: (1) Protection, which includes our life insurance, long-term care insurance, Medicare supplement insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed annuities, individual and group variable annuities and single premium immediate annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements, FABNs and structured settlements; (3) Mortgage Insurance, which includes our mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; and (4) Corporate and Other, which includes interest and other debt financing expenses and other corporate income and expenses not allocated to the segments, as well as the results of a small, non-core business managed outside our operating segments.

In 2006, we began to allocate net investment gains (losses) from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. We do not allocate net investment gains (losses) from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance business within the Protection segment, because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the Mortgage Insurance and Protection segment results, respectively.

Prior to 2006, all net investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2006, GE Seguros (“Seguros”), a small Mexican-domiciled multi-line insurer, previously included in our Corporate and Other segment, is being managed within our Protection segment and whose results are now included as part of the payment protection insurance business. Segment information related to the Seguros move is reflected in all periods presented.

We use the same accounting policies and procedures to measure segment net operating earnings and assets as our consolidated net earnings and assets. Segment net operating earnings represent the basis on which the performance of our business is assessed by management. Segment net operating earnings exclude after-tax net investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating earnings for the periods presented.

The following is a summary of revenues, segment net operating earnings and reconciliation to total company net earnings for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Revenues
Protection	$1,639	$1,531	$3,191	$3,073
Retirement Income and Investments	726	735	1,439	1,470
Mortgage Insurance	364	300	699	594
Corporate and Other	25	44	50	84

Total revenues	$2,754	$2,610	$5,379	$5,221

Segment net operating earnings (losses)
Protection	$151	$133	$300	$272
Retirement Income and Investments	57	60	118	120
Mortgage Insurance	162	121	311	262
Corporate and Other	(31)	(29)	(45)	(43)

Total segment net operating earnings	339	285	684	611
Net investment gains (losses), net of taxes and other adjustments	(22)	—	(37)	(4)

Net earnings before accounting change	317	285	647	607
Cumulative effect of accounting change, net of taxes	—	—	4	—

Net earnings	$317	$285	$651	$607

The following is a summary of total assets by operating segment as of:

(Amounts in millions)	June 30, 2006	December 31, 2005
Assets
Protection	$35,598	$33,945
Retirement Income and Investments	57,749	58,281
Mortgage Insurance	7,580	7,118
Corporate and Other	2,719	6,310

Total assets	$103,646	$105,654

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, availability and adequacy of reinsurance, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or a pandemic disease;

•	Risks relating to our Protection and Retirement Income and Investments segments, including unexpected changes in morbidity, mortality and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, reputational risks if we were to raise premiums on in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, the failure of demand for long-term care insurance to increase as we expect and changes in tax and securities laws;

•	Risks relating to our Mortgage Insurance segment, including the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, increased regulatory scrutiny of Fannie Mae and Freddie Mac resulting in possible regulatory changes, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of simultaneous second mortgages and other alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, unexpected increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions, insufficiency of premium rates to compensate us for risks associated with mortgage loans bearing high loan-to-value ratios, increases in the use of captive reinsurance or other risk sharing structures in the mortgage insurance market, changes in the demand for mortgage insurance that could arise as a result of efforts of large mortgage investors, legal or regulatory actions or investigations under applicable laws and regulations, including the Real Estate Settlement Practices Act and the Federal Fair Credit Reporting Act, competition with government-owned and government-sponsored entities, potential liabilities in connection with contract underwriting services and growth in the global mortgage insurance market that is lower than we expect; and

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

•	Protection. We offer U.S. customers life, long-term care and Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. Through our European operations, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Effective January 1, 2006, GE Seguros (“Seguros”), a small Mexican-domiciled multi-line insurer, previously included in our Corporate and Other segment, is being managed within our Protection segment and whose results are now included as part of the payment protection insurance business. For the three months ended June 30, 2006 and 2005, our Protection segment had segment net operating earnings of $151 million and $133 million, respectively. For the six months ended June 30, 2006 and 2005, our Protection segment had segment net operating earnings of $300 million and $272 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed annuities, individual and group variable annuities, single premium immediate annuities, variable life insurance, asset management and specialized products, including guaranteed investment contracts (“GICs”), funding agreements, funding agreements backing notes (“FABNs”) and structured settlements. For the three months ended June 30, 2006 and 2005, our Retirement Income and Investments segment had segment net operating earnings of $57 million and $60 million, respectively. For the six months ended June 30, 2006 and 2005, our Retirement Income and Investments segment had segment net operating earnings of $118 million and $120 million, respectively.

•	Mortgage Insurance. In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. For the three months ended June 30, 2006 and 2005, our Mortgage Insurance segment had segment net operating earnings of $162 million and $121 million, respectively. For the six months ended June 30, 2006 and 2005, our Mortgage Insurance segment had segment net operating earnings of $311 million and $262 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses, the results of a small, non-core business that is managed outside our operating segments, and most of our interest and other financing expenses. For the three months ended June 30, 2006 and 2005, our Corporate and Other segment had segment net operating losses of $31 million and $29 million, respectively. For the six months ended June 30, 2006 and 2005, our Corporate and Other segment had segment net operating losses of $45 million and $43 million, respectively.

Our financial information

The financial information presented herein has been derived from our condensed consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life, individual long-term care, group life and health, and payment protection insurance policies;

•	net investment income and net investment gains (losses) on the separate investment portfolio held by our payment protection insurance business, and net investment income and net investment gains (losses) allocated to this segment’s other lines of business; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net premiums earned on single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including surrender charges, mortality and expense charges, investment management fees and commissions.

•	Mortgage Insurance. The revenues in our Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	policy fees and other income, including fees from contract underwriting services.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	net premiums, policy fees and other income from a small non-core insurance business in this segment; and

•	unallocated net investment income and net investment gains (losses).

In 2006, we began to allocate net investment gains (losses) from our Corporate and Other segment to our Protection (except payment protection insurance) and Retirement Income and Investments segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels. We do not allocate net investment gains (losses) from our Corporate and Other segment to our Mortgage Insurance segment or to our payment protection insurance business within the Protection segment because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the Mortgage Insurance and Protection segment results, respectively.

Prior to 2006, all net investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

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

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our condensed consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to valuation of investment securities and impairment of investment securities, deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), valuation of goodwill, reserves, unearned premiums, derivatives, and contingent liabilities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our 2005 Annual Report on Form 10-K. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields, and the effective use of capital. Additionally, sales of new products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have enabled us to decrease our premium rates. Recently, several competitors have executed similar capital management actions and lowered their term prices, which could make the market more competitive and affect sales levels over time. In addition, an October 2005 revision to actuarial guidelines for Regulation XXX, effective for universal life policies issued since July 1, 2005, may increase the reserves of certain companies on a statutory basis. Reserves for our universal life policies already meet the requirements of this guideline, so we expect that it will not have an impact on our capital requirements. However, we continue to work towards the execution of a capital management strategy for our universal life business which could result in the issuance of additional non-recourse funding obligations.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide first-year annualized premiums of individual long-term care insurance decreased approximately 10% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 according to the most recently published data by LIMRA International. Our sales growth in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. However, slower than anticipated sales growth, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, could result in lower net operating earnings. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in claims process improvements, execute investment strategies and, if appropriate, consider rate increases to improve loss ratios. In addition, we recently completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately

$145 million. This acquisition enhances our presence in the senior supplemental insurance market by more than doubling our existing annualized premiums for this product and giving us access to approximately 4,200 independent agents.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Our payment protection insurance business continues to show strong growth from increased penetration of existing relationships, and the addition of new distribution relationships in existing new countries and across our markets.

Retirement products. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. The attractiveness of certain fixed annuities has declined as a result of continued low long-term interest rates, a relatively flat yield curve and short term investment alternatives, such as certificates of deposit. These trends are having an adverse impact on both sales and retention of fixed annuities. In recent quarters, we have experienced improved spreads in fixed annuities primarily due to run-off of and crediting rate resets of historically higher crediting rate business. We expect this trend to continue.

We have focused on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group products that provide various forms of guaranteed benefits with the opportunity to realize market performance upside. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

We offer asset management products to individual investors and back office support for independent broker dealers. The industry is witnessing rapid increases of independent broker dealers as registered representatives are leaving large national firms to form their own small firms. These new small firms need back office support and access to technology. Further, individuals are increasingly transferring their money to managed products from mutual funds. We expect these trends to continue and possibly accelerate in the future. As a result of these trends, we are expanding our presence in this market and have announced the acquisition of AssetMark Investment Services, Inc., a leading provider of open architecture asset management solutions to independent financial advisors, with more than $8 billion in assets under management. Our products consist of separately managed accounts and managed mutual fund accounts. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, which are influenced by the relative performance of our product’s underlying investments and the overall equity market environment.

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

In the U.S., the demand for flow private mortgage insurance declined in the first quarter of 2006 as compared to the same period in 2005, according to data published by Inside Mortgage Finance. We believe this was driven principally by the significant use of simultaneous second mortgages as an alternative to private mortgage insurance, the origination of mortgages that did not meet the eligibility requirements of Fannie Mae and Freddie Mac and mortgages that were securitized in mortgage-backed securities that did not use private mortgage insurance.

In the U.S., the bulk mortgage insurance market is increasing as a percentage of the overall primary mortgage insurance market, which we believe is driven in part, by an increase in non-prime mortgage-backed security issuances. We have increased our participation in the bulk market and continue to evaluate additional opportunities this market presents.

The recent rise in interest rates and lower home price appreciation in the U.S. have contributed to rising persistency rates. Our U.S. flow persistency was 72% and 65% for the six months ended June 30, 2006 and June 30, 2005, respectively. We believe that sustained higher interest rates and increased persistency will lead to stable to growing levels of insurance in-force. Primary insurance in-force increased from $100 billion as of March 31, 2006 to $102 billion as of June 30, 2006. This increase in primary insurance-in-force reflected a sequential increase in flow insurance in-force for the first time in nearly five years.

Our international mortgage insurance business has continued to expand with favorable operating results. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

The Canadian government expanded its authority to guarantee mortgage insurance to cover any approved mortgage insurer in addition to us. The overall cap on guaranteed policies was also increased to CDN $200 billion and the government was given latitude to change the cap without further legislation. These changes facilitate our ongoing ability to offer mortgage insurance products under the guarantee but may also enable potential new competitors to do the same.

As a result of the significant U.S. refinancing activity since 2002 and the expansion of our international business in recent years, as of June 30, 2006, approximately 66% of our U.S. risk in-force and 67% of our international risk in-force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

See “—Results of Operations by Segment” and selected operating performance measures contained herein for additional discussion of business trends and conditions.

Results of Operations

“Net operating earnings” is a non-GAAP financial measure that we define as net earnings, excluding after-tax net investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating earnings in the three and six months ended June 30, 2006 and 2005.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table provides a reconciliation of net earnings to “net operating earnings” (as defined above) for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,648	$1,614	$34	2%
Net investment income	953	842	111	13%
Net investment gains (losses)	(49)	—	(49)	NM (1)
Policy fees and other income	202	154	48	31%

Total revenues	2,754	2,610	144	6%

Benefits and expenses:
Benefits and other changes in policy reserves	1,096	1,051	45	4%
Interest credited	378	347	31	9%
Acquisition and operating expenses, net of deferrals	521	523	(2)	—%
Amortization of deferred acquisition costs and intangibles	207	208	(1)	—%
Interest expense	88	69	19	28%

Total benefits and expenses	2,290	2,198	92	4%

Net earnings before income taxes and accounting change	464	412	52	13%
Provision for income taxes	147	127	20	16%

Net earnings before accounting change	317	285	32	11%
Cumulative effect of accounting change, net of taxes	—	—	—	—%

Net earnings	317	285	32	11%
Adjustments to net earnings:
Net investment losses (gains), net of taxes and other adjustments	22	—	22	NM (1)
Cumulative effect of accounting change, net of taxes	—	—	—	—%

Net operating earnings	$339	$285	$54	19%

Net earnings per common share:
Basic	$0.70	$0.61

Diluted	$0.68	$0.60

Net earnings before accounting change per common share:
Basic	$0.70	$0.61

Diluted	$0.68	$0.60

Net operating earnings per common share:
Basic	$0.74	$0.61

Diluted	$0.72	$0.60

Weighted-average common shares outstanding:
Basic	455.8	470.4

Diluted	468.3	477.4

(1)	Not meaningful

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, group life and health, payment protection, single premium immediate annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums increased $47 million in our Mortgage Insurance segment reflecting growth and aging of our international mortgage insurance in-force block. Additionally, our Protection segment increased $33 million primarily due to growth of our term life insurance in-force block and $27 million in our long-term care business from the Continental Life acquisition. Partially offsetting these increases in the Protection segment was a $30 million decrease from our payment protection business as a result of a decrease in the U.K. market and changes in foreign exchange rates. Our Retirement Income and Investments segment decreased $41 million attributable to a reduction in sales of our life-contingent structured settlement annuities.

Net investment income. Net investment income increased primarily as a result of an increase in average invested assets attributable to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies, growth of our long-term care in-force block and new production in institutional products. The increase in net investment income was also due to an increase in weighted average investment yields to 5.8% for the three months ended June 30, 2006 from 5.4% for the three months ended June 30, 2005. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments. Net investment income for the three months ended June 30, 2006 included $35 million of investment income from a reduction in commercial mortgage loan loss reserves, bond calls, mortgage loan prepayments and limited partnership investments as compared to $9 million in investment income from bond calls, mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). For the three months ended June 30, 2006, gross investment gains were $8 million and gross investment (losses) were $57 million, including $4 million of impairments. Gross investment gains for the three months ended June 30, 2006 were attributable to $8 million in gains on the sale of available-for-sale fixed maturities and equity securities. Gross investment losses include $50 million of interest rate related losses as a result of the disposition of available-for-sale securities primarily from portfolio repositioning activities, a $4 million impairment charge related to an equity security and $2 million in connection with terminations and losses in fair value of non-qualified derivatives. Net investment losses on trading securities were $1 million for the three months ended June 30, 2006. For the three months ended June 30, 2005, gross investment gains on available-for-sale securities were $12 million and gross investment losses on available-for-sale securities were $12 million, including $3 million of impairments. The available-for-sale securities impairments related primarily to fixed maturity securities issued by companies in the consumer products and transportation industries ($1 million, and $1 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholder and contractholder account values, and commission income. The increase in policy fees and other income was primarily due to higher sales and growth in assets under management in Retirement Income and Investments’ fee-based products of $20 million as a result of distribution expansion, favorable equity markets, and continued product enhancements. In addition, our life insurance business increased $21 million primarily as a result of the growth of our universal life insurance in-force block.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care, Medicare supplement, group life and health, payment protection, structured settlements and single premium immediate annuities with life contingencies and claim costs incurred related to mortgage insurance products. The increase in benefits and other changes in policy reserves was primarily driven by a $64 million increase in our long-term care business as a result of claims associated with the aging of the in-force block, higher than expected loss experience in the current quarter, as well as the Continental Life acquisition. Adding to this increase was an $11 million increase in our Mortgage Insurance segment primarily driven by higher losses in Australia from portfolio seasoning and increased delinquencies from a limited number of distribution relationships. This was partially offset by a decrease in our Retirement Income and Investments segment of $34 million attributable to the decline in life-contingent structured settlement annuity sales.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The increase in interest credited was primarily due to a $37 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management. This increase was partially offset by an $11 million decrease in interest credited on fixed annuities primarily due to crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. An increase in our fee-based products in our Retirement Income and Investments segment of $16 million associated with higher growth in assets under management in fee-based products was offset by a $15 million decrease in our Corporate and Other segment that was attributable to lower unallocated overhead expenses in 2006 compared to 2005.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. The decrease in our Protection segment of $8 million was offset by an $8 million increase in our Retirement Income and Investments segment primarily from our spread-based retail products. This increase to our Retirement Income and Investments segment was partially offset by an $11 million reduction in amortization expense attributable to investment losses on our investment contracts.

Interest expense. Interest expense increased primarily as a result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rates paid on non-recourse funding obligations supporting our term life insurance capital management strategy. This was partially offset by a decrease in interest expense associated with the first quarter 2006 derecognition of borrowings related to securitization entities.

Provision for income taxes. The effective tax rate increased to 31.7% for the three months ended June 30, 2006 from 30.8% for the three months ended June 30, 2005. The increase in effective tax rate was primarily attributable to nonrecurring favorable examination developments in 2005, offset in part by the increase in lower taxed foreign earnings in 2006.

Net operating earnings. The increase in net operating earnings reflects increases in segment net operating earnings in our Protection and Mortgage Insurance segments, offset by our Retirement Income and Investments and Corporate and Other segments, which experienced small decreases, as discussed in the “—Results of Operations by Segment.”

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table provides a reconciliation of net earnings to “net operating earnings” (as defined above) for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$3,187	$3,219	$(32)	(1)%
Net investment income	1,877	1,693	184	11%
Net investment gains (losses)	(71)	(6)	(65)	NM (1)
Policy fees and other income	386	315	71	23%

Total revenues	5,379	5,221	158	3%

Benefits and expenses:
Benefits and other changes in policy reserves	2,131	2,126	5	—%
Interest credited	751	687	64	9%
Acquisition and operating expenses, net of deferrals	996	970	26	3%
Amortization of deferred acquisition costs and intangibles	381	401	(20)	(5)%
Interest expense	170	141	29	21%

Total benefits and expenses	4,429	4,325	104	2%

Net earnings before income taxes and accounting change	950	896	54	6%
Provision for income taxes	303	289	14	5%

Net earnings before accounting change	647	607	40	7%
Cumulative effect of accounting change, net of taxes	4	—	4	NM (1)

Net earnings	651	607	44	7%

Adjustments to net earnings:
Net investment losses (gains), net of taxes and other adjustments	37	4	33	NM (1)
Cumulative effect of accounting change, net of taxes	(4)	—	(4)	NM (1)

Net operating earnings	$684	$611	$73	12%

Net earnings per common share:
Basic	$1.41	$1.27

Diluted	$1.37	$1.25

Net earnings before accounting change per common share:
Basic	$1.40	$1.27

Diluted	$1.37	$1.25

Net operating earnings per common share:
Basic	$1.48	$1.27

Diluted	$1.44	$1.26

Weighted-average common shares outstanding:
Basic	461.3	479.6

Diluted	473.9	485.9

(1)	Not meaningful

Premiums. The decrease in premiums is primarily driven by a $105 million decrease in our Retirement Income and Investments segment from a reduction in sales of our life-contingent structured settlement annuities. Partially offsetting this is a $79 million increase in our Mortgage Insurance segment reflecting growth and aging of our international mortgage insurance in-force block. Premiums for the Protection segment were unchanged compared to the prior year. Our payment protection business decreased by $106 million as a result of a decrease in the U.K. market and changes in foreign exchange rates. Offsetting the decrease in the payment protection business was increases in our life, long-term care and group life and health businesses. The life business increased $53 million primarily due to growth of our term life insurance in-force block. The long-term care business increased $44 million associated with growth in the in-force block and $27 million in our long-term care business from the Continental Life acquisition.

Net investment income. Net investment income increased primarily as a result of an increase in average invested assets attributable to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies and growth of our long-term care in-force block. The increase in net investment income was also due to an increase in weighted average investment yields to 5.7% for the six months ended June 30, 2006 from 5.4% for the six months ended June 30, 2005. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments. Net investment income for the six months ended June 30, 2006 included $54 million of investment income related to a reduction in commercial mortgage loan loss reserves, bond calls, mortgage loan prepayments and limited partnership investments as compared to $29 million in investment income from bond calls, mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). For the six months ended June 30, 2006, gross investment gains were $30 million and gross investment losses were $101 million, including $5 million of impairments. These impairments were attributable to available-for-sale equity securities and limited partnership investments ($4 million and $1 million, respectively). Gross investment gains for the six months ended June 30, 2006 were associated with $30 million in gains on the sale of available-for-sale fixed maturities and equity securities. Gross investment losses include $76 million of interest rate related losses as a result of the disposition of available-for-sale securities primarily from portfolio repositioning activities, $17 million on the derecognition of assets and liabilities associated with certain securitization entities, $5 million of impairment charges, and $2 million in connection with terminations and losses in fair value of non-qualified derivatives. Net investment losses on trading securities were $1 million for the six months ended June 30, 2006. For the six months ended June 30, 2005, gross investment gains were $51 million and gross investment losses were $57 million, including $37 million of impairments. These impairments were attributable to available-for-sale fixed maturities, limited partnership investments and equity investments ($31 million, $5 million and $1 million, respectively). The fixed maturities impairments related primarily to securities issued by companies in the automotive, transportation and consumer products industries ($14 million, $12 million and $3 million, respectively).

Policy fees and other income. The increase in policy fees and other income was primarily due to higher sales and growth in assets under management in Retirement Income and Investments’ fee-based products of $36 million as a result of distribution expansion, favorable equity markets, and continued product enhancements. In addition, our life insurance business increased $26 million primarily as a result of the growth of our universal life insurance in-force block.

Benefits and other changes in policy reserves. The increase in benefits and other changes in policy reserves was primarily driven by a $70 million increase in our Protection segment resulting from claims associated with the aging of the long-term care insurance in-force block and the Continental Life acquisition. Adding to this increase was a $36 million increase in our Mortgage Insurance segment largely driven by higher losses in Australia from portfolio seasoning and increased delinquencies from a limited number of distribution relationships. This increase was nearly offset by a decrease in our Retirement Income and Investments segment of $101 million attributable to the decline in life-contingent structured settlement annuity sales.

Interest credited. The increase in interest credited was primarily due to a $69 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management and a $10 million increase in our Protection segment. This increase was partially offset by a $17 million decrease in interest credited on fixed annuities primarily due to crediting rates being reset to current, lower rates as the fixed annuities reach their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, increased primarily due a $27 million increase in our Retirement Income and Investments segment associated with higher growth in assets under management in fee-based products and a $10 million increase in our Mortgage Insurance segment primarily as a result of an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms. This was partially offset by a $9 million decrease in our Corporate and Other segment that was principally from lower unallocated overhead expenses in 2006 compared to 2005.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition cost and intangibles decreased primarily due to a $38 million decrease in our Protection segment from payment protection insurance business run-off block and changes in foreign exchange rates, as well as a decrease in our long-term care business related to a correction related to a long-term care policy rider in the prior year. This was partially offset by an increase in our Retirement Income and Investments of $17 million associated with higher lapses and growth in spreads on spread-based retail products. Partially offsetting this increase in our Retirement Income and Investments segment was an $11 million reduction in amortization expense attributable to investment losses.

Interest expense. Interest expense increased primarily as a result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rates paid on non-recourse funding obligations supporting our term life insurance capital management strategy. This was partially offset by a decrease in interest expense associated with the first quarter 2006 derecognition of borrowings related to securitization entities.

Provision for income taxes. The effective tax rate decreased to 31.9% for the six months ended June 30, 2006 from 32.3% for the six months ended June 30, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings in 2006, offset in part by nonrecurring favorable examination developments in 2005.

Net operating earnings. The increase in net operating earnings reflects increases in segment net operating earnings in our Protection and Mortgage Insurance segments, offset by decreases in our Retirement Income and Investments and Corporate and Other segments, as discussed in the “—Results of Operations by Segment.”

Results of Operations by Segment

Management regularly reviews the performance of each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance) based on after-tax segment net operating earnings (loss), which excludes: (1) cumulative effect of accounting changes, and (2) infrequent or unusual non-operating items. Certain other items, including most of our interest and other financing expenses and advertising, marketing and other corporate expenses, are included in our Corporate and Other segment. Although these excluded items are significant to our consolidated financial performance, we believe that the presentation of segment net operating earnings (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net earnings (loss) attributable to the normal, recurring operations of our business. However, segment net operating earnings (loss) is not a substitute for net income determined in accordance with GAAP.

Protection segment

We offer U.S. customers life, long-term care, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Effective January 1, 2006, Seguros, a small Mexican-domiciled multi-line insurer, previously included in our Corporate segment, is now being managed within our Protection segment and whose results are now included as part of the payment protection insurance business.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Protection segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,174	$1,141	$33	3%
Net investment income	364	312	52	17%
Net investment gains (losses)	(2)	—	(2)	NM (1)
Policy fees and other income	103	78	25	32%

Total revenues	1,639	1,531	108	7%

Benefits and expenses:
Benefits and other changes in policy reserves	778	710	68	10%
Interest credited	96	91	5	5%
Acquisition and operating expenses, net of deferrals	350	352	(2)	(1)%
Amortization of deferred acquisition costs and intangibles	153	161	(8)	(5)%
Interest expense	34	11	23	NM (1)

Total benefits and expenses	1,411	1,325	86	6%

Earnings before income taxes	228	206	22	11%
Provision for income taxes	79	73	6	8%

Segment net earnings	149	133	16	12%
Adjustments to segment net earnings:
Net investment losses (gains) net of taxes and other adjustments	2	—	2	NM (1)

Segment net operating earnings	$151	$133	$18	14%

(1)	Not meaningful

The following table sets forth net operating earnings for the products included in our Protection segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Life insurance	$77	$55	$22	40%
Long-term care insurance	37	46	(9)	(20)%
Payment protection insurance	29	24	5	21%
Group life and health insurance	8	8	—	—%

Total segment net operating earnings	$151	$133	$18	14%

Segment net operating earnings

The increase in our life insurance business was primarily related to growth of the term life in-force blocks and favorable mortality. In addition, earnings in the prior year were reduced by unfavorable mortality and an $8 million unfavorable adjustment on a reinsured block of term life insurance policies. The increase in our payment protection insurance business was due to growth in continental Europe and Ireland and $3 million attributable to a lower effective tax rate, partially offset by $2 million from unfavorable changes in foreign exchange rate, net of tax. Our long-term care business declined primarily from higher incurred claims, declining investment yields, and lower termination rates on older issued policies, some with expiring reinsurance coverage. The current year benefited from a $15 million favorable reserve adjustment, net of tax, related to group long-term care policies, offset by $9 million of unfavorable reinsurance adjustments, net of tax. The prior year benefited from a $4 million, net of tax, of favorable experience on a reinsured block and $4 million of net reserve adjustments, net of tax.

Revenues

Premiums increased as a result of a $33 million increase in our life insurance business primarily related to growth of the term life insurance in-force blocks, a $27 million increase in our long-term care business due to $27 million from the Continental Life acquisition and an increase attributable to in-force growth. Partially offsetting the long-term care business increase is the absence of a prior year favorable $8 million correction of premiums associated with a long-term care policy rider and a $6 million favorable experience on a reinsured block in the prior year. The increases were partially offset by a decrease of $30 million in our payment protection insurance business which included a decrease of $16 million attributable to changes in foreign exchange rates. This decrease was principally due to a $56 million decrease in the U.K. market, partially offset by an increase in continental Europe and Ireland. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business and the exit from the travel insurance business. The increase in continental Europe and Ireland relates to growth from new distribution relationships and an increase in consumer lending in those markets.

The increase in net investment income, which includes a decrease of $1 million attributable to changes in foreign exchange rates, was primarily the result of an increase in average invested assets and average variable rate yields, associated with assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies and to new assets backing growth of our long-term care business.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income is primarily due to an increase of $21 million in our life insurance business largely due to growth of the universal life insurance in-force block and a $12 million unfavorable adjustment on a reinsured block of term life insurance policies in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to a $64 million increase in our long-term care business, a $6 million increase in our life insurance business and a $5 million increase in our group business, offset by a $7 million decrease in our payment protection insurance business. The increase in our long-term care business was primarily the result of growth of the in-force block, higher than normal claims in the current period, lower termination rates on older issued policies, some with expiring reinsurance coverage, and a $17 million increase from the Continental Life acquisition. Both years benefited from reserve adjustments of similar amounts. The current year includes a $24 million decrease associated with an adjustment related to group long-term care policies. The prior year included $25 million of favorable reserve adjustments for a correction of a long-term care policy rider and strengthening of certain claim reserves. The increase in our life insurance business is principally due to growth of the term life in-force blocks partially offset by favorable mortality. The increase in our group business was driven by a combination of growth and fluctuations in claims that are within our expectations. The decrease in our payment protection insurance business was largely the result of a reduction of claims in our run-off block of travel insurance and also includes a $2 million decrease attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily due to a $27 million decrease in our payment protection insurance business primarily associated with our run-off block and also includes a decrease of $9 million attributable to changes in foreign exchange rates, partially offset by a $19 million increase in our long-term care business primarily from growth of our in-force business, a $5 million increase from the

Continental Life acquisition, an $8 million unfavorable reinsurance adjustment, and a $7 million increase in our life insurance business due to prior year expense favorability that did not recur in the current year.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $17 million decrease in our long-term care business attributable to unfavorable prior year amortization of $27 million related to the correction of a long-term care policy rider. This decrease is partially offset by growth of the in-force block and higher terminations in our Medicare supplement product. The decrease in our long-term care business was partially offset by a $12 million increase in our life insurance business due to growth of the term life and universal life in-force blocks.

Interest expense increased $23 million as the result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rates paid on non-recourse funding obligations supporting our term life insurance capital management strategy.

Provision for income taxes

The effective tax rate decreased to 34.6% for the three months ended June 30, 2006 from 35.4% for the three months ended June 30, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, partially offset by nonrecurring favorable examination developments in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Protection segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$2,279	$2,279	$—	—%
Net investment income	710	627	83	13%
Net investment gains (losses)	2	—	2	NM (1)
Policy fees and other income	200	167	33	20%

Total revenues	3,191	3,073	118	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,525	1,455	70	5%
Interest credited	191	181	10	6%
Acquisition and operating expenses, net of deferrals	680	682	(2)	—%
Amortization of deferred acquisition costs and intangibles	275	313	(38)	(12)%
Interest expense	59	20	39	195%

Total benefits and expenses	2,730	2,651	79	3%

Earnings before income taxes	461	422	39	9%
Provision for income taxes	160	150	10	7%

Segment net earnings	301	272	29	11%
Adjustments to segment net earnings:
Net investment losses (gains) net of taxes and other adjustments	(1)	—	(1)	NM (1)

Segment net operating earnings	$300	$272	$28	10%

(1)	Not meaningful

The following table sets forth net operating earnings for the products included in our Protection segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Life insurance	$151	$123	$28	23%
Long-term care insurance	80	88	(8)	(9)%
Payment protection insurance	54	46	8	17%
Group life and health insurance	15	15	—	—%

Total segment net operating earnings	$300	$272	$28	10%

Segment net operating earnings

The increase in our life insurance business was primarily related to growth of the term life in-force blocks and favorable mortality. In addition, earnings in the prior year were reduced by unfavorable mortality and $8 million related to an unfavorable adjustment on a reinsured block of term life insurance policies. The increase in our payment protection insurance business was due to growth in continental Europe and Ireland and $6 million attributable to a lower effective tax rate, partially offset by $4 million unfavorable changes in foreign exchange rates, net of tax. The decrease in our long-term care business is largely the result of lower terminations on our older issued policies, some with expiring reinsurance coverage, and a continued low interest rate environment. The current year benefited from a $17 million reserve adjustment, net of tax, related to group long-term care policies, offset by $9 million of reinsurance adjustments, net of tax. Our long-term care business benefited in the prior year from a $7 million, net of tax, favorable experience on a reinsured block partially offset by $1 million of net reserve adjustments, net of tax.

Revenues

Premiums from our life insurance business increased $53 million reflecting growth of the term life insurance in-force blocks. Our long-term care business increased $44 million primarily associated with in-force growth and $27 million from the Continental Life acquisition. The prior year included $19 million of favorable items for the long-term care business that did not recur in the current year. Of this $19 million, $11 million related to favorable experience on a reinsured block and the remaining $8 million was the result of a correction of premiums related to a long-term care policy rider. Additionally, our group business increased $9 million largely as a result of higher sales in our non-medical products. These increases were partially offset by a decrease of $106 million in our payment protection insurance business which included a decrease of $39 million attributable to changes in foreign exchange rates. This decrease was principally due to a decrease of $124 million in the U.K. market, partially offset by an increase in continental Europe and Ireland. The decrease in the U.K. market was attributable to the continued run-off of low return blocks of business and the exit from the travel insurance business. The increase in continental Europe and Ireland was the result of the growth due to new distribution relationships and the growth of consumer lending in those markets.

The increase in net investment income, which included a $3 million decrease attributable to changes in foreign exchange rates, was largely the result of an increase in average invested assets and average variable rate yields, associated with assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies and to new assets backing growth of our long-term care business.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income is primarily due to an increase of $26 million in our life insurance business principally from growth of the universal life insurance in-force block and a $12 million unfavorable adjustment on a reinsured block of term life insurance policies in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to a $72 million increase in our long-term care business, a $17 million increase in our life insurance business and a $13 million increase in our group business offset by a $32 million decrease in our payment protection insurance business. The increase in our long-term care business was primarily the result of growth of the in-force block, lower termination rates on older issued policies, some with expiring reinsurance coverage, and a $17 million increase from the Continental Life acquisition. Both years benefited from reserve adjustments. The current year includes a $27 million decrease due to a favorable adjustment related to group long-term care policies. The prior year included $17 million of favorable reserve adjustments for a correction of a long-term care policy rider and strengthening of certain claim reserves. The increase in our group business is based upon continued growth in our non-medical business which is partially offset by decreases in our medical products which are within expectations. The increase in our life insurance business is associated with growth of the term life in-force blocks and unfavorable prior year mortality offset in part by favorable current year mortality. The decrease in our payment protection insurance business was largely driven by a reduction of claim reserves in our run-off block and also includes a decrease of $5 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily due to a $41 million decrease in our payment protection insurance business, primarily associated with our run-off block and also includes a $23 million decrease attributable to changes in foreign exchange rates. Our group business decreased $5 million as a result of favorable expense management and reduced sales related expenses. These increases were partially offset by a $35 million increase in our long-term care business largely from growth of our in-force premium levels driving higher renewal commission expense, a $5 million increase from the Continental Life acquisition and an unfavorable $8 million reinsurance adjustment. Our life business increased $9 million principally due to prior year expense favorability that did not recur in the current year.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $42 million decrease in our payment protection insurance business and an $8 million decrease in our long-term care business, partially offset by a $13 million increase in our life insurance business. The decrease in our payment protection insurance business was largely attributable to our run-off block and also includes a $9 million decrease attributable to changes in foreign exchange rates. The decrease in our long-term care business is from an unfavorable $27 million correction related to a long-term care policy rider in the prior year. This decrease is partially offset by growth of the in-force block and higher terminations in our Medicare supplement product. The increase in our life insurance business is principally due to growth of the term life and universal life in-force blocks.

Interest expense increased $39 million as the result of the issuance of additional non-recourse funding obligations in the first quarter of 2006 and the second and third quarters of 2005, and an increase in average variable rates paid on non-recourse funding obligations supporting our term life insurance capital management strategy.

Provision for income taxes

The effective tax rate decreased to 34.7% for the six months ended June 30, 2006 from 35.5% for the six months ended June 30, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, partially offset by nonrecurring favorable examination developments in 2005.

Protection selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance products as of or for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Term life insurance
Net earned premiums	$221	$186	19%	$434	$377	15%
Annualized first-year premiums	37	34	9%	71	63	13%
Revenue, net of reinsurance	277	206	34%	545	433	26%

Universal and whole life insurance
Net earned premiums and deposits	$118	$100	18%	$240	$200	20%
Annualized first-year deposits	10	6	67%	19	13	46%
Excess deposits	22	8	175%	41	14	193%
Revenue, net of reinsurance	180	168	7%	354	341	4%

Total life insurance
Net earned premiums and deposits	$339	$286	19%	$674	$577	17%
Annualized first-year premiums	37	34	9%	71	63	13%
Annualized first-year deposits	10	6	67%	19	13	46%
Excess deposits	22	8	175%	41	14	193%
Revenue, net of reinsurance	457	374	22%	899	774	16%

	As of the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Term life insurance
Life insurance in-force, net of reinsurance	$409,103	$350,224	17%
Life insurance in-force before reinsurance	571,014	508,330	12%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$40,850	$42,110	(3)%
Life insurance in-force before reinsurance	49,207	49,846	(1)%

Total life insurance
Life insurance in-force, net of reinsurance	$449,953	$392,334	15%
Life insurance in-force before reinsurance	620,221	558,176	11%

Term life insurance. Term life annualized first-year premiums and insurance in-force, which represents the face amount for life insurance, increased primarily as a result of distribution expansion and the competitiveness of our product offerings. This increase in annualized first-year premiums was the primary driver for the increase in term life insurance net earned premiums, revenues and insurance in-force. Term life insurance revenues also increased due to an increase in invested assets related to securities purchased using the proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies.

Universal and whole life insurance. Universal life annualized first-year deposits increased primarily due to new product offerings gaining momentum in the market. The decrease in our in-force block was largely the result of the continued run-off on our closed block of whole life insurance.

Long-term care insurance

The following tables set forth selected operating performance measures regarding our long-term care insurance business, which includes long-term care insurance, Medicare supplement insurance, as well as several run-off blocks of accident and health insurance and corporate-owned life insurance for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net earned premiums	$458	$431	6%	$883	$839	5%
Annualized first-year premiums	51	42	21%	99	83	19%
Revenue, net of reinsurance	649	593	9%	1,257	1,159	8%

The increase in annualized first-year premiums was primarily due to an increase in individual long-term care products and the broadening of our product offering in Medicare supplement, including $4 million from the Continental Life acquisition. The additional layer of 2005 annualized first-year premiums was the primary driver for the increase in net earned premium and revenue, net of reinsurance. The increase in revenue was also due to an increase in net investment income principally due to an increase in average invested assets backing growth of our long-term care business.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Payment protection insurance gross written premiums and deposits	$500	$501	—%	$919	$954	(4)%
Mexico operations gross written premiums	15	12	25%	31	24	29%
Net earned premiums	322	352	(9)%	613	719	(15)%
Revenue, net of reinsurance	352	385	(9)%	671	784	(14)%

Gross written premiums and deposits, gross of reinsurance and cancellations for the three and six months ended June 30, 2006 includes $32 million of gross deposits on a reciprocal reinsurance transaction and growth from continental Europe and Ireland. Both periods include a decrease attributable to changes in foreign exchange rates of $23 million and $59 million, respectively. The remainder of the decrease compared to the respective prior year periods is largely driven by a decline of gross written premiums in the U.K. partially offset by growth in the continental Europe and Ireland market.

Net earned premiums and revenues for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 decreased primarily due to continued run-off of low return blocks of business in the U.K. market, the exit from our travel insurance business and a decrease attributable to changes in foreign exchange rates, partially offset by growth in the continental Europe and Ireland markets.

Group life and health insurance

The following table sets forth selected operating performance measures regarding our group products for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net earned premiums	$168	$165	2%	$336	$327	3%
Annualized first-year premiums	44	38	16%	78	68	15%
Revenue, net of reinsurance	181	179	1%	364	356	2%

The increase in annualized first-year premiums is attributable to growth in sales in non-medical products partially offset by lower sales of medical products due to competitive pricing in that market. This growth is also driving the increases in revenue and net earned premiums.

Retirement Income and Investments segment

We offer U.S. customers fixed annuities, individual and group variable annuities, single premium immediate annuities, variable life insurance, asset management and specialized products, including GICs, funding agreements, FABNs and structured settlements.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Retirement Income and Investments segment for the three months ended June 30, 2006 and 2005:

	Three month ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$200	$241	$(41)	(17)%
Net investment income	487	432	55	13%
Net investment gains (losses)	(45)	—	(45)	NM (1)
Policy fees and other income	84	62	22	35%

Total revenues	726	735	(9)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	267	301	(34)	(11)%
Interest credited	282	256	26	10%
Acquisition and operating expenses, net of deferrals	80	66	14	21%
Amortization of deferred acquisition costs and intangibles	40	32	8	25%
Interest expense	1	1	—	—%

Total benefits and expenses	670	656	14	2%

Earnings before income taxes	56	79	(23)	(29)%
Provision for income taxes	19	19	—	—%

Segment net earnings	37	60	(23)	(38)%
Adjustments to segment net earnings:
Net investment losses (gains), net of taxes and other adjustments	20	—	20	NM (1)

Segment net operating earnings	$57	$60	$(3)	(5)%

(1)	Not meaningful

The following tables set forth net operating earnings for the products included in our Retirement Income and Investments segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Spread-based retail	$29	$35	$(6)	(17)%
Spread-based institutional	13	11	2	18%
Fee-based	15	14	1	7%

Total segment net operating earnings	$57	$60	$(3)	(5)%

Segment net operating earnings

Segment net operating earnings from spread-based retail decreased primarily due to a lower effective tax rate in the prior year related to favorable tax examination developments. Segment net operating earnings from spread-based institutional increased largely from higher spreads and growth in assets under management related to our FABNs. Segment net operating earnings on fee-based increased principally as a result of growth in assets under management.

Revenues

The $41 million decrease in premiums was primarily the result of a $61 million reduction in sales of our life-contingent structured settlement annuities. This is due to our continued pricing discipline in the continuing low long-term interest rate environment. This decrease was partially offset by a $20 million increase in sales of our life-contingent single premium immediate annuities.

The increase in net investment income was principally due to increased yields on floating rate investments backing spread-based institutional products and higher assets under management.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income was primarily attributable to a $20 million increase in the fee-based segment as a result of increased sales and growth in assets under management from distribution expansion and continued product introduction and enhancements.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of the decrease in the life-contingent structured settlement annuity sales, which were partially offset by an increase in sales of life-contingent single premium immediate annuities.

The increase in interest credited was principally due to a $37 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management. This increase was partially offset by an $11 million decrease in interest credited on fixed annuities associated with crediting rates being reset to lower rates as the fixed annuities reach their initial crediting rate guarantee period.

The increase in acquisition and operating expenses, net of deferrals, was primarily from $16 million of increased expenses associated with higher sales and growth in assets under management in fee-based products.

The increase in amortization of deferred acquisition costs and intangibles was largely the result of a $15 million increase in spread-based retail products primarily due to higher lapses and profit margins. Partially offsetting this increase was an $11 million reduction in amortization expense attributable to investment losses.

Provision for income taxes

The effective tax rate increased to 33.9% for the three months ended June 30, 2006 from 24.1% for the three months ended June 30, 2005. This increase in the effective tax rate was primarily attributable to nonrecurring favorable tax examination developments in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Retirement Income and Investments segment for the six months ended June 30, 2006 and 2005:

	Six month ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$380	$485	$(105)	(22)%
Net investment income	952	865	87	10%
Net investment gains (losses)	(54)	—	(54)	NM (1)
Policy fees and other income	161	120	41	34%

Total revenues	1,439	1,470	(31)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	508	609	(101)	(17)%
Interest credited	560	506	54	11%
Acquisition and operating expenses, net of deferrals	152	125	27	22%
Amortization of deferred acquisition costs and intangibles	76	59	17	29%
Interest expense	2	1	1	100%

Total benefits and expenses	1,298	1,300	(2)	—%

Earnings before income taxes	141	170	(29)	(17)%
Provision for income taxes	49	50	(1)	(2)%

Segment net earnings	92	120	(28)	(23)%
Adjustments to segment net earnings:
Net investment losses (gains), net of taxes and other adjustments	26	—	26	NM (1)

Segment net operating earnings	$118	$120	$(2)	(2)%

(1)	Not meaningful

The following table sets forth net operating earnings for the products included in our Retirement Income and Investments segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
Spread-based retail	$65	$69	$(4)	(6)%
Spread-based institutional	23	20	3	15%
Fee-based	30	31	(1)	(3)%

Total segment net operating earnings	$118	$120	$(2)	(2)%

Segment net operating earnings

Segment net operating earnings from spread-based retail decreased primarily due to a lower effective tax rate in the prior year related to favorable tax examination developments. Segment net operating earnings on fee-based decreased from lower expenses in the prior year. Segment net operating earnings on spread-based institutional increased in connection with higher spreads and growth in assets under management related to our FABNs.

Revenues

The decrease in premiums was primarily the result of a $112 million reduction in sales of our life-contingent structured settlement annuities. This is due to our continued pricing discipline in the continuing low long-term interest rate environment. This decrease was partially offset by a $7 million increase in sales of our life-contingent single premium immediate annuities.

The increase in net investment income was mostly due to increased yields on floating rate investments backing spread-based institutional products and higher assets under management.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income was largely attributable to a $36 million increase in the fee-based segment as a result of increased sales and growth in assets under management from distribution expansion and continued product introduction and enhancements.

Benefits and expenses

Benefits and other changes in policy reserves decreased $101 million primarily as a result of the decrease in the life-contingent structured settlement annuity sales, which were partially offset by an increase in sales of life-contingent single premium immediate annuities.

The increase in interest credited was principally due to a $69 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management. This increase was partially offset by a $17 million decrease in interest credited on fixed annuities associated with crediting rates being reset to current, lower rates as the fixed annuities reach their initial crediting rate guarantee period.

The increase in acquisition and operating expenses, net of deferrals, was primarily from expenses associated with higher sales and growth in assets under management in fee-based products. Additionally, the prior year included expense favorability that did not recur in the current year.

The increase in amortization of deferred acquisition costs and intangibles was largely the result of a $15 million increase in spread-based retail products primarily due to higher lapses and profit margins. Partially offsetting this increase was an $11 million reduction in amortization expense attributable to investment losses.

Provision for income taxes

The effective tax rate increased to 34.8% for the six months ended June 30, 2006 from 29.4% for the six months ended June 30, 2005. This increase in the effective tax rate was primarily attributable to nonrecurring favorable tax examination developments in 2005.

Retirement Income and Investments selected operating performance measures

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Fixed annuities
Account value, net of reinsurance, beginning of period	$15,241	$15,214	—%	$15,547	$15,113	3%
Deposits	326	699	(53)%	593	984	(40)%
Interest credited	139	150	(7)%	284	300	(5)%
Surrenders, benefits and product charges	(871)	(523)	67%	(1,589)	(857)	85%

Account value, net of reinsurance, end of period	$14,835	$15,540	(5)%	$14,835	$15,540	(5)%

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$5,772	$5,415	7%	$5,680	$5,344	6%
Net earned premiums and deposits	290	215	35%	540	427	26%
Interest credited	78	80	(3)%	158	157	1%
Surrenders, benefits and product charges	(225)	(222)	1%	(463)	(440)	5%

Account value, net of reinsurance, end of period	$5,915	$5,488	8%	$5,915	$5,488	8%

Structured settlements
Account value, net of reinsurance, beginning of period	$925	$653	42%	$871	$533	63%
Net earned premiums and deposits	45	116	(61)%	103	240	(57)%
Interest credited	13	11	18%	25	22	14%
Surrenders, benefits and product charges	(15)	(15)	—%	(31)	(30)	3%

Account value, net of reinsurance, end of period	$968	$765	27%	$968	$765	27%

Total premiums from spread-based retail products	$200	$241	(17)%	$380	$485	(22)%

Total deposits on spread-based retail products	$461	$789	(42)%	$856	$1,166	(27)%

Fixed annuities. The account value, net of reinsurance, decreased primarily due to lapses being greater than deposits in the first half of 2006. The attractiveness of certain fixed annuities has declined as a result of continued low long-term interest rates, a relatively flat yield curve and short term investment alternatives, such as certificates of deposit. These trends are having an adverse impact on both sales and retention of fixed annuities. In recent quarters, we have experienced improved spreads in fixed annuities primarily due to run-off of and crediting rate resets of historically higher crediting rate business. The continued low interest rate environment, along with our pricing discipline of selling business that meets our profitability objectives, have adversely affected sales and retention of our fixed annuities. We expect this trend to continue.

Single premium immediate annuities. The account value net of reinsurance increased primarily due to the positive net impact of new product sales and lapses along with interest credited on account values in 2005 and 2006.

Structured settlements. We continue to write structured settlements to the extent that we are able to achieve our targeted returns. Our continued pricing discipline in a challenging and competitive long-term interest rate environment was the primary reason for the lower sales of these products in the first six months of 2006.

Spread-based institutional products

The following table sets forth selected operating performance measures regarding our spread-based institutional products as of the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
GICs, funding agreements and FABNs
Account value, net of reinsurance, beginning of period	$9,766	$9,408	4%	$9,777	$9,541	2%
Deposits(1)	498	871	(43)%	1,478	1,712	(14)%
Interest credited	123	86	43%	237	168	41%
Surrenders and benefits(1)	(501)	(1,203)	(58)%	(1,606)	(2,259)	(29)%

Account value, net of reinsurance, end of period	$9,886	$9,162	8%	$9,886	$9,162	8%

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and are reflected as deposits. In the three months ended June 30, 2006 and 2005, surrenders and deposits included $100 million and $725 million, respectively, and in the six months ended June 30, 2006 and 2005, surrenders and deposits included $310 million and $1,008 million, respectively, that was redeposited and reflected under “Deposits.”

Spread-based institutional account values increased mostly due to the launch of our registered notes program in the fourth quarter of 2005. This program resulted in an issuance of $300 million of FABNs in the fourth quarter of 2005 and $1,000 million in the first half of 2006. The increase in interest credited was driven by higher crediting rates on our floating rate products due to an increase in the underlying indices. This was partially offset by expected maturities.

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of the six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Income Distribution Series(2)
Account value, net of reinsurance, beginning of period	$1,235	$540	129%	$911	$462	97%
Deposits	350	92	NM (1)	631	177	NM (1)
Interest credited and investment performance	(5)	8	(163)%	54	4	NM (1)
Surrenders, benefits and product charges	(25)	(6)	NM (1)	(41)	(9)	NM (1)

Account value, net of reinsurance, end of period	$1,555	$634	145%	$1,555	$634	145%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,360	$747	82%	$1,182	$632	87%
Deposits	147	145	1%	279	288	(3)%
Interest credited and investment performance	(17)	29	(159)%	61	16	NM (1)
Surrenders, benefits and product charges	(30)	(19)	58%	(62)	(34)	82%

Account value, net of reinsurance, end of period	$1,460	$902	62%	$1,460	$902	62%

Variable life insurance
Account value, beginning of period	$377	$335	13%	$363	$345	5%
Deposits	7	11	(36)%	16	19	(16)%
Interest credited and investment performance	(5)	11	(145)%	13	—	NM (1)
Surrenders, benefits and product charges	(12)	(10)	20%	(25)	(17)	47%

Account value, end of period	$367	$347	6%	$367	$347	6%

Third-party assets
Account value, beginning of period	$5,824	$4,046	44%	$5,180	$3,973	30%
Deposits	643	359	79%	1,225	683	79%
Interest credited and investment performance	(159)	58	NM (1)	95	(38)	NM (1)
Surrenders, benefits and product charges	(165)	(128)	29%	(357)	(283)	26%

Account value, end of period	$6,143	$4,335	42%	$6,143	$4,335	42%

(1)	Not meaningful
(2)	The Income Distribution Series offers variable annuity products and four riders that provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

Income Distribution Series. We experienced an increase in assets under management attributable to the launch of our guaranteed minimum withdrawal for life benefit rider in the fourth quarter of 2005. Sales of this product remained strong in the first half of 2006, achieving the highest production to date in the second quarter of 2006.

Traditional variable annuities. The increase in assets under management was attributable to ongoing sales of our core income series variable annuity products and positive investment performance for the first six months of 2006.

Third-party assets. Third-party assets include assets managed by our Genworth Financial Asset Management and Genworth Financial Advisor groups. The increase was primarily due to growth in managed money accounts from new and existing clients, as well as positive investment performance during the last three quarters of 2005 and the first quarter of 2006. Significant contributors to the growth in deposits was the result of expansion of our distribution network, growth in our sales force, and changes in our fee structure.

Mortgage Insurance segment

In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages.

Segment results of operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Mortgage Insurance segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$267	$220	$47	21%
Net investment income	85	68	17	25%
Net investment gains (losses)	1	—	1	NM (1)
Policy fees and other income	11	12	(1)	(8)%

Total revenues	364	300	64	21%

Benefits and expenses:
Benefits and other changes in policy reserves	50	39	11	28%
Acquisition and operating expenses, net of deferrals	76	75	1	1%
Amortization of deferred acquisition costs and intangibles	13	13	—	—%

Total benefits and expenses	139	127	12	9%

Earnings before income taxes	225	173	52	30%
Provision for income taxes	62	52	10	19%

Segment net earnings	163	121	42	35%
Adjustments to segment net earnings:
Net investment losses (gains), net of taxes and other adjustments	(1)	—	(1)	NM (1)

Segment net operating earnings	$162	$121	$41	34%

(1)	Not meaningful

The following table sets forth net operating earnings for the products included in our Mortgage Insurance segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
U.S. mortgage insurance	$72	$61	$11	18%
International mortgage insurance	90	60	30	50%

Total segment net operating earnings	$162	$121	$41	34%

Segment net operating earnings

Our U.S. mortgage insurance business net operating earnings increased by $11 million primarily due to lower administrative costs from productivity gains, higher net investment income and an increase in earnings from our intra-segment reinsurance and capital maintenance agreements with our international mortgage insurance business. The increase in our international mortgage insurance business net operating earnings of $30 million, which included $3 million, net of tax, of favorability due to changes in foreign exchange rates, was driven largely by the growth of the business, seasoning of our insurance in-force and a decrease in effective tax rate. These increases were partially offset by an increase in losses from portfolio seasoning and higher delinquencies from a limited number of Australian distribution relationships and continued investments in our global expansion.

Revenues

Our international mortgage insurance premiums increased by $44 million, which included an increase of $2 million associated with changes in foreign exchange rates, driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from prior years new insurance written. This increase in premiums also includes the impact of an $8 million adjustment reducing unearned premium reserves in Australia and a modest increase in international cancellations. The increase in our U.S. mortgage insurance business of $3 million was primarily driven by increased reinsurance premiums assumed from our international mortgage insurance business.

The increase in net investment income, which included an increase of $1 million associated with to changes in foreign exchange rates, was largely the result of an increase in invested assets associated with the growth of our international mortgage insurance business and increased yield in the investment portfolio of our U.S. mortgage insurance business.

Policy fees and other income remained relatively flat in our U.S. and international mortgage insurance businesses.

Benefits and Expenses

Our international mortgage insurance, benefits and other changes in policy reserves increased $12 million, which included an increase of $1 million associated with changes in foreign exchange rates, primarily driven by higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased delinquencies from a limited number of distribution relationships. The decrease in our U.S. mortgage insurance business of $1 million was largely the result of a reduction in paid claims due to a decline in the number of claims.

Acquisition and operating expenses, net of deferrals decreased in our U.S. mortgage insurance business primarily driven by improved productivity. Acquisition and operating expenses, net of deferrals in our international mortgage insurance business increased as a result of continued investment in our existing international mortgage insurance platforms and potential new international platforms.

Amortization of deferred acquisition costs and intangibles remained relatively flat in our U.S. and international mortgage insurance businesses.

Provision for income taxes

Provision for income taxes increased $10 million, which included an increase of $1 million associated with changes in foreign exchange rates. The effective tax rate decreased to 27.6% for the three months ended June 30, 2006 from 30.1% for the three months ended June 30, 2005. This decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income and lower taxed foreign earnings.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Mortgage Insurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$514	$435	$79	18%
Net investment income	165	137	28	20%
Net investment gains (losses)	2	—	2	NM (1)
Policy fees and other income	18	22	(4)	(18)%

Total revenues	699	594	105	18%

Benefits and expenses:
Benefits and other changes in policy reserves	96	60	36	60%
Acquisition and operating expenses, net of deferrals	144	134	10	7%
Amortization of deferred acquisition costs and intangibles	28	24	4	17%

Total benefits and expenses	268	218	50	23%

Earnings before income taxes	431	376	55	15%
Provision for income taxes	119	114	5	4%

Segment net earnings	312	262	50	19%
Adjustments to segment net earnings:
Net investment losses (gains), net of taxes and other adjustments	(1)	—	(1)	NM (1)

Segment net operating earnings	$311	$262	$49	19%

(1)	Not meaningful

The following table sets forth net operating earnings for the products included in our Mortgage Insurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating earnings:
U.S. mortgage insurance	$144	$133	$11	8%
International mortgage insurance	167	129	38	29%

Total segment net operating earnings	$311	$262	$49	19%

Segment net operating earnings

Our U.S. mortgage insurance business net operating earnings increased by $11 million primarily as a result of higher investment income, lower administrative costs from productivity gains and an increase in earnings from our intra-segment reinsurance and capital maintenance agreements with our international mortgage insurance business. The increase in our international mortgage insurance business net operating earnings of $38 million, which included $4 million, net of tax, of favorable changes in foreign exchange rates, was driven largely by the growth of the business, seasoning of our insurance in-force and a decrease in effective tax rate. These increases were partially offset by an increase in losses from portfolio seasoning and higher delinquencies from a limited number of Australian distribution relationships and continued investments in our global expansion.

Revenues

Our international mortgage insurance premiums increased by $71 million, which included an increase of $3 million associated with changes in foreign exchange rates, driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. The year-over-year increase was impacted by the release of unearned premium reserves on our single premium product of $10 million in the first quarter of 2005 due to the completion of a European cancellation study and was partially offset by an $8 million adjustment reducing unearned premium reserves in Australia in the second quarter of 2006 and a modest increase in international cancellations. The increase in our U.S. mortgage insurance business was primarily driven by increased reinsurance premiums assumed from our international mortgage insurance business.

The increase in net investment income, which included an increase of $2 million due to changes in foreign exchange rates, was largely the result of an increase in invested assets associated with the growth of our international mortgage insurance business and increased yield in the investment portfolio of our U.S. mortgage insurance business.

The decrease in policy fees and other income was primarily driven by lower fees for contract underwriting services and lower other income in our U.S. mortgage insurance business.

Benefits and Expenses

Our international mortgage insurance benefits and other changes in policy reserves increased $33 million, which included an increase of $1 million associated with changes in foreign exchange rates, primarily due to higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased delinquencies from a limited number of distribution relationships. The increase in our U.S. business of $3 million was principally due to an increase in average reserve per delinquency which was partially offset by claims paid favorability and a $3 million decrease in reserves for severely impacted areas associated with Hurricanes Katrina and Rita.

The increase in acquisition and operating expenses, net of deferrals, was primarily attributable to an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms, partially offset by improved productivity in our U.S. mortgage insurance business.

Amortization of deferred acquisition costs and intangibles increased by $4 million principally due to the growth and seasoning in our international mortgage insurance business.

Provision for income taxes

Provision for income taxes increased $5 million, which included an increase of $2 million associated with changes in foreign exchange rates. The effective tax rate decreased to 27.6% for the six months ended June 30, 2006 from 30.3% for the six months ended June 30, 2005. This decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income and lower taxed foreign earnings.

Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. and international mortgage businesses as of or for the dates indicated:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net premiums written:
U.S. mortgage insurance	$119	$111	7%	$234	$220	6%
International mortgage insurance	244	168	45%	448	305	47%

Total net premiums written	$363	$279	30%	$682	$525	30%

Net premiums earned:
U.S. mortgage insurance	$116	$113	3%	$232	$224	4%
International mortgage insurance	151	107	41%	282	211	34%

Total net premium earned	$267	$220	21%	$514	$435	18%

New insurance written:
U.S. mortgage insurance	$8,200	$7,200	14%	$15,000	$12,900	16%
International mortgage insurance	21,700	21,400	1%	42,100	35,600	18%

Total new insurance written	$29,900	$28,600	5%	$57,100	$48,500	18%

	As of the six months ended June 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Primary insurance in-force:
U.S. mortgage insurance	$102,000	$104,300	(2)%
International mortgage insurance	271,600	210,200	29%

Total primary insurance in-force	$373,600	$314,500	19%

Risk in-force:
U.S. mortgage insurance	$22,500	$22,900	(2)%
International mortgage insurance	86,600	67,800	28%

Total risk in-force	$109,100	$90,700	20%

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were driven primarily by new insurance written in our international mortgage insurance business as we continue to execute our global expansion strategy. Offsetting strong increases in international insurance in-force and risk in-force was a year-over-year decline in our U.S. mortgage insurance business. This decline was driven by policy cancellations which have exceeded new insurance written. Our U.S. flow persistency was 72% and 65% for the six months ended June 30, 2006 and June 30, 2005. We believe that sustained higher interest rates and increased persistency will lead to stable to growing levels of insurance in-force. Primary insurance in-force increased from $100 billion as of March 31, 2006 to $102 billion as of June 30, 2006. This increase in primary insurance in-force reflected a sequential increase in flow insurance in-force for the first time in nearly five years.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective risk in-force” amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ending June 30, 2006 and 2005, this factor was 35%.

Net premiums written

For the three months ended June 30, 2006, the increase in net premiums written was driven primarily by increases in new insurance written in our international mortgage insurance business. The increase in our international mortgage insurance business of $76 million, which included an increase of $4 million associated with changes in foreign exchange rates, was the result of an increase in flow new insurance written. The increase in net premiums written in our U.S. mortgage insurance business of $8 million was mostly due to increased reinsurance premiums assumed from our international mortgage insurance business and increased sales of our single premium product.

For the six months ended June 30, 2006, the increase in net premiums written was driven primarily by increases in new insurance written in our international mortgage insurance business. The increase in our international business of $143 million, which included an increase of $2 million associated with changes in foreign exchange rates, was the result of an increase in flow new insurance written. Included in the international increase was the impact of a catch-up of sales reported to us caused by a delay in timing of customer reporting in Australia. The increase in net premiums written in our U.S. mortgage insurance business of $14 million was largely attributable to increased reinsurance premiums assumed from our international mortgage insurance business and increased sales of our single premium product.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the estimated expiration of risk. As of June 30, 2006, our unearned premium reserves in our international mortgage insurance business increased to $2.1 billion from $1.6 billion as of June 30, 2005.

New insurance written

For the three months ended June 30, 2006, the increase in new insurance written was driven primarily by our U.S. mortgage insurance business. U.S. new insurance written increased $1.0 billion associated with an increase in our bulk product writings and a modest increase in flow new insurance written. International new insurance written increased $0.3 billion, which included a decrease of $0.2 billion related to changes in foreign exchange rates. The increase in international new insurance written was largely due to growth in international flow which is the result of ongoing expansion of our customer base in Europe, continued account penetration in Canada and strong sales by key customers in Australia. Offsetting this increase was a decline in bulk new insurance written.

For the six months ended June 30, 2006, the increase in new insurance written was driven by both our U.S. and international mortgage insurance businesses. International new insurance written increased $6.5 billion, which included a decrease of $0.8 billion associated with changes in foreign exchange rates. The increase in international new insurance written was largely driven by growth in international flow which is the result of the ongoing expansion of our customer base in Europe, continued account penetration in Canada, strong sales by key customers in Australia and a catch-up of sales reported to us caused by a delay in timing of customer reporting in Australia. Partially offsetting this increase was a decline in bulk new insurance written, associated with strong volume in the prior year, which was not repeated in the current year. U.S. new insurance written increased $2.1 billion driven by an increase in our bulk writings and a modest increase in flow new insurance written.

Loss and expense ratios:

	For the three months ended June 30,		Increase (decrease)	For the six months ended June 30,		Increase (decrease)
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Loss ratio:
U.S. mortgage insurance	21%	22%	(1)%	19%	18%	1%
International mortgage insurance	17%	13%	4%	19%	9%	10%
Total loss ratio	19%	18%	1%	19%	14%	5%

Expense ratio:
U.S. mortgage insurance	33%	42%	(9)%	34%	40%	(6)%
International mortgage insurance	20%	24%	(4)%	21%	23%	(2)%
Total expense ratio	25%	32%	(7)%	25%	30%	(5)%

The loss ratio (expressed as a percentage) is the ratio of incurred losses and loss adjustment expense to net premiums earned.

For the three months ended June 30, 2006, the increase in loss ratio was driven primarily by our international business. The international loss ratio increased 4 percentage points principally due to higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased delinquencies from a limited number of distribution relationships. The decrease in our U.S. loss ratio was largely the result of a reduction in paid claims due to a decline in the number of claims.

For the six months ended June 30, 2006, the increase in loss ratio was driven primarily by our international business. The international loss ratio increased 10 percentage points principally due to higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased delinquencies from a limited number of distribution relationships. The increase in our U.S. loss ratio was largely the result of an increase in the average reserve per delinquency.

The expense ratio (expressed as a percentage) is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

For the three months and six months ended June 30, 2006, the decrease in the expense ratio was primarily driven by improved productivity in our U.S. mortgage insurance business and strong net premiums written growth in our international mortgage insurance business, partially offset by an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms.

Corporate and Other segment

The Corporate and Other segment consists primarily of unallocated corporate income and expenses, the results of a small, non-core business that is managed outside our operating segments, most of our interest expense and other financing costs.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Corporate and Other segment for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$7	$12	$(5)	(42)%
Net investment income	17	30	(13)	(43)%
Net investment gains (losses)	(3)	—	(3)	NM (1)
Policy fees and other income	4	2	2	100%

Total revenues	25	44	(19)	(43)%

Expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	15	30	(15)	(50)%
Amortization of deferred acquisition costs and intangibles	1	2	(1)	(50)%
Interest expense	53	57	(4)	(7)%

Total benefits and expenses	70	90	(20)	(22)%

Loss before income taxes	(45)	(46)	1	(2)%
Benefit for income taxes	(13)	(17)	4	(24)%

Segment net loss	(32)	(29)	(3)	10%
Adjustments to segment net loss:
Net investment losses (gains), net of taxes and other adjustments	1	—	1	NM (1)
Cumulative effect of accounting change	—	—	—	—%

Segment net operating loss	$(31)	$(29)	$(2)	7%

(1)	Not meaningful

Segment net operating loss

The increase in the segment net operating loss is primarily attributable to higher interest rates on our corporate debt, offset by operating expenses principally due to lower unallocated overhead expenses in 2006 remaining in the Corporate and Other segment.

Revenues

Premiums decreased largely from continued run-off of certain credit life insurance blocks.

The decrease in net investment income was primarily due to lower income from consolidated securitization entities, which were derecognized in the first quarter of 2006.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily from lower unallocated overhead expenses remaining in the Corporate and Other segment in 2006 compared to 2005.

Interest expense consists of interest and other financial charges related to our debt that is not allocated for segment reporting purposes. The decrease was primarily associated with the first quarter 2006 derecognition of borrowings related to securitization entities which was partially offset by a higher interest rate environment on corporate debt.

Provision for income taxes

The decreased tax benefit for the three months ended June 30, 2006 was primarily attributable to an increase in non-deductible expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the results of operations relating to our Corporate and Other segment for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$14	$20	$(6)	(30)%
Net investment income	50	64	(14)	(22)%
Net investment gains (losses)	(21)	(6)	(15)	NM (1)
Policy fees and other income	7	6	1	17%

Total revenues	50	84	(34)	(40)%

Expenses:
Benefits and other changes in policy reserves	2	2	—	—%
Acquisition and operating expenses, net of deferrals	20	29	(9)	(31)%
Amortization of deferred acquisition costs and intangibles	2	5	(3)	(60)%
Interest expense	109	120	(11)	(9)%

Total benefits and expenses	133	156	(23)	(15)%

Loss before income taxes	(83)	(72)	(11)	15%
Benefit for income taxes	(25)	(25)	—	—%
Cumulative effect of accounting change, net of taxes	4	—	4	NM (1)

Segment net loss	(54)	(47)	(7)	15%
Adjustments to segment net loss:
Net investment losses (gains), net of taxes and other adjustments	13	4	9	NM (1)
Cumulative effect of accounting change	(4)	—	(4)	NM (1)

Segment net operating loss	$(45)	$(43)	$(2)	5%

(1)	Not meaningful

Segment net operating loss

The increase in the segment net operating loss is attributable to higher interest expense primarily due to higher interest rates on our corporate debt, offset by operating expenses primarily due to lower unallocated overhead expenses in 2006 remaining in the Corporate and Other segment.

Revenues

Premiums decreased largely as the result of continued run-off of certain credit life insurance blocks.

The decrease in net investment income was primarily the result of lower income from consolidated securitization entities, which were derecognized in the first quarter of 2006, partially offset by an increase in net investment income from limited partnerships.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily from lower unallocated overhead expenses remaining in the Corporate and Other segment in 2006 compared to 2005.

Interest expense consists of interest and other financial charges related to our debt that is not allocated for segment reporting purposes. The decrease was primarily associated with the first quarter 2006 derecognition of borrowings related to securitization entities which was partially offset by a higher interest environment on corporate debt.

Provision for income taxes

The increased tax benefit for additional pretax loss for the six months ended June 30, 2006 was offset by an increase in non-deductible expenses.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.8%	$731	5.5%	$665	0.3%	$66
Fixed maturities—non-taxable	4.5%	31	4.5%	32	—%	(1)
Commercial mortgage loans	6.9%	138	6.0%	98	0.9%	40
Equity securities	16.1%	7	8.6%	6	7.5%	1
Other investments	6.4%	12	4.6%	10	1.8%	2
Policy loans	9.1%	32	8.9%	27	0.2%	5
Restricted investments held by securitization entities	—%	—	6.3%	13	(6.3)%	(13)
Cash, cash equivalents and short-term investments	3.6%	20	1.8%	7	1.8%	13

Gross investment income before expenses and fees	5.9%	971	5.5%	858	0.4%	113
Expenses and fees		(18)		(16)		(2)

Net investment income	5.8%	$953	5.4%	$842	0.4%	$111

	Six months ended June 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.8%	$1,450	5.5%	$1,334	0.3%	$116
Fixed maturities—non-taxable	4.5%	62	4.5%	65	—%	(3)
Commercial mortgage loans	6.6%	259	6.1%	196	0.5%	63
Equity securities	13.2%	14	8.7%	12	4.5%	2
Other investments	5.7%	23	5.6%	24	0.1%	(1)
Policy loans	8.9%	62	8.6%	53	0.3%	9
Restricted investments held by securitization entities(1)	6.1%	7	6.6%	27	(0.5)%	(20)
Cash, cash equivalents and short-term investments	3.6%	37	1.7%	15	1.9%	22

Gross investment income before expenses and fees	5.8%	1,914	5.5%	1,726	0.3%	188
Expenses and fees		(37)		(33)		(4)

Net investment income	5.7%	$1,877	5.4%	$1,693	0.3%	$184

(1)	Reflects two months of activity prior to the re-securitization of these assets as further described in note 9 in our “—Notes to Condensed Consolidated Financial Statements.”

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall investment yields was primarily attributable to increased yields on floating rate investments backing spread-based institutional products.

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$8	$12	$30	$51
Realized losses on sale	(50)	(9)	(76)	(20)
Loss on derecognition of securitization entities	—	—	(17)	—
Impairments	(4)	(3)	(5)	(37)
Net unrealized gains (losses) on trading securities	(1)	—	(1)	—
Derivative instruments	(2)	—	(2)	—

Net investment gains (losses)	$(49)	$—	$(71)	$(6)

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2006		December 31, 2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale
Public	$38,652	58%	$40,539	59%
Private	13,664	21	13,398	19
Commercial mortgage loans	8,203	12	7,558	11
Other invested assets	1,840	3	3,174	5
Policy loans	1,485	2	1,350	2
Restricted investments held by securitization entities	—	—	685	1
Equity securities, available-for-sale	187	—	206	—
Cash and cash equivalents	2,351	4	1,875	3

Total cash, cash equivalents and invested assets	$66,382	100%	$68,785	100%

The total cash, cash equivalents and invested assets decreased $2.4 billion. The decrease was primarily due to the first quarter 2006 derecognition of restricted investments held by securitization entities from our consolidated statement of financial position, a decrease in the securities lending program and a reduction in fair value, as a result of a higher interest environment, partially offset by cash generated from operating activities and non-recourse funding obligations which was invested in fixed maturities and commercial mortgage loans.

Impairments of investment securities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements.”

Derivatives

The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated. The fair value of derivative instruments, including financial futures, interest rate and foreign currency swaps, foreign currency forward contracts and equity index options, are based upon quotations obtained from dealers or other reliable sources.

	June 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$11,795	$222	$7,894	$508
Foreign currency swaps	533	15	533	4
Equity index options	223	20	265	21
Financial futures	9	—	27	—

Total	$12,560	$257	$8,719	$533

As of June 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $286 million and $559 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $29 million and $26 million, respectively.

For the three months ended June 30, 2006, the Company entered into forward starting interest rate swaps with a notional value totaling approximately $3.4 billion to hedge the cash flows of forecasted transactions related to our long-term care business within our Protection segment. In addition, for the six months ended June 30, 2006, the Company entered into interest rate swaps with notional value of $600 million to convert fixed rate liabilities into floating rate liabilities to improve asset-liability management for our FABN business within our Retirement Income and Investments segment.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2006	2005
Net cash from operating activities	$1,997	$1,363
Net cash from investing activities	(752)	(1,039)
Net cash from financing activities	(760)	(708)

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the six months ended June 30, 2006 was primarily the result of increases in our long-term care insurance reserves due to normal aging of the in-force block and tax payments made in 2005 that did not recur in 2006.

As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities.

The increase in net cash from investing activities for the six months ended June 30, 2006, compared to June 30, 2005, was primarily the result of an increased level of proceeds from fixed maturities and sale of investments offset by purchases caused primarily by cash from the issuances of non-recourse funding obligations and commercial paper borrowings. The cash provided by these issuances was partially offset by investment proceeds used to provide for the net redemptions of our investment contracts.

Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the six months ended June 30, 2006, cash from financing activities included net redemptions on investment contracts of $1,053 million and cash used for the acquisition of treasury stock of $553 million, partially offset by an issuance of $750 million in non-recourse funding obligations, and $143 million of commercial paper borrowings.

Total assets were $103.6 billion as of June 30, 2006, compared to $105.7 billion as of December 31, 2005. The decrease in total assets was driven primarily by a decrease in other invested assets due to a reduction in the participation in our securities lending program and fixed maturity securities attributable to lower fair values in the current interest rate environment. These increases were offset by increased balances in commercial mortgage loans and cash and cash equivalents driven primarily by normal business growth. Total liabilities were $91.4 billion as of June 30, 2006, compared to $92.3 billion as of December 31, 2005. The decrease in total liabilities was primarily driven by a decrease in other liabilities primarily due to a reduction in the participation in our securities lending program and a decrease in future annuity and contract benefits due to net redemptions of our investment contracts, partially offset by an increase in our long-term care insurance from normal aging of the in-force block. These decreases are partially offset by an increase in our non-recourse funding obligations and short-term borrowings.

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

Our holding company had $142 million and $332 million of cash and cash equivalents as of June 30, 2006 and December 31, 2005, respectively.

In the first quarter of 2006, we declared common stock dividends of $34 million which were paid in the second quarter of 2006. During the second quarter of 2006, we declared dividends on our common stock of $35 million which will be paid during the third quarter of 2006. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, earnings, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

During the quarter, we repurchased 2.2 million shares at a weighted average price of $33.24. Under the share repurchase program approved by our board of directors in December 2005, we have the authority to repurchase an additional $197 million which is expected to be completed by year-end.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. Dividend restriction laws in Virginia and North Carolina, states in which Genworth has domiciled regulated insurance entities, changed effective July 1, 2006 and December 31, 2006, respectively. In both states, the insurance laws changed to “greater of” from “lesser of” provisions, wherein the maximum amount that can be paid within a twelve-month period without prior approval by the Insurance Commissioner of the state is limited to the greater of (a) 10% of the insurance company’s capital and surplus as of the prior December 31 or (b) net gains from operations (for life insurance companies) or net income, excluding realized investment gains (for property and casualty insurance companies) for the twelve-month period ending on the prior December 31. We believe these changes will enhance holding company liquidity. During the six months ended June 30, 2006, we received dividends from our insurance subsidiaries of $383 million.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, payments from our subsidiaries pursuant to tax sharing arrangements, proceeds from any additional issuances of commercial paper and borrowings pursuant to our revolving credit facilities.

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

As of June 30, 2006, we had approximately $2.7 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.7 billion aggregate amount outstanding as of June 30, 2006, $875 million had put option features including $425 million with put options features of 90 days and $450 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2006, our total cash and invested assets was $66.4 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 35% of the carrying value of our total cash and invested assets as of June 30, 2006.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety but the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of June 30, 2006 was $1.5 billion.

Capital resources and financing activities

On May 25, 2006 we entered into a $1.0 billion five-year revolving credit facility, which matures in May 2011, replacing our $1.0 billion five-year revolving credit facility, which was scheduled to mature in May 2009. We also have a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of June 30, 2006, we utilized $170 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our Mortgage Insurance subsidiaries.

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), itself an indirect wholly owned subsidiary of Genworth issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1.2 billion (including the Notes), but is under no obligation to do so. The Notes are direct financial obligations of River Lake III and are not guaranteed by First Colony or Genworth. The Notes were issued by River Lake III to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation. River Lake III has reinsured on a coinsurance basis from First Colony certain term life insurance policies having guaranteed level premiums. The Notes have been sold to a third-party for deposit into certain Delaware trusts that will issue money market or term securities. The principal and interest payments due on the money market and term securities will be insured by a third party insurance company. The holders of the Notes cannot require repayment from Genworth or any of its subsidiaries, other than River Lake III, the direct issuer of the Notes. First Colony has agreed to indemnify River Lake III and the third party insurer for certain limited costs. River Lake III will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval. Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. The holders of the Notes have no rights to accelerate payment of principal of the Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. River Lake III reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval. In addition, we continue to work towards the the execution of a capital management strategy for our universal life business which could result in the issuance of additional non-recourse funding obligations.

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

During the second quarter of 2006, we repurchased 2.2 million shares of our Class A Common Stock at an average market price of $33.26 per share for an aggregate price of $74 million. We financed these repurchases with cash available at the holding company.

We believe our cash flows from operation, further issuances under our commercial paper program and revolving credit facilities will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

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

During the second quarter of 2006, we agreed to acquire Vero LMI and AssetMark, as further described in note 5 in our “—Notes to Condensed Consolidated Financial Statements.”

During 2006, we issued $750 million in non-recourse funding obligations, and $229 million of commercial paper borrowings as further described in note 8 in our “—Notes to Condensed Consolidated Financial Statements.”

There have been no other material additions or changes to our contractual obligations and commercial commitments as set forth in our 2005 Annual Report on Form 10-K.

Securitization Entities

During the first quarter of 2006, we derecognized securitization entity balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips. We recognized a loss on sale of $11 million, net of tax, from this re-securitization transaction. See note 9 in our “—Notes to Condensed Consolidated Financial Statements.”

New Accounting Standards

Recently adopted

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. On January 1, 2006, we recognized an increase to net earnings of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See note 6 in our “—Notes to Condensed Consolidated Financial Statements.”

As of January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed consolidated financial statements.

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that SOP 05-1 will have on our consolidated results of operations and financial position.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2005 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. In addition, there were no new material legal proceedings during the quarter.

We cannot assure that the previously identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

As previously identified, one of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the Fair Credit Reporting Act (“FCRA”) requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. We have vigorously denied liability with respect to plaintiffs’ allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with consumers, our mortgage insurance subsidiary reached an agreement to settle the cases on a nationwide class action basis. The settlement documents have been finalized, and were submitted to the Court for preliminary approval on July 14, 2006. At an April 25, 2006 conference, the Court was advised of the general terms of the settlement and set September 25, 2006 as the tentative date for a hearing to determine whether to give final approval to the settlement. We now anticipate that the final approval hearing will take place in October 2006. In the fourth quarter of 2005, upon reaching an initial agreement in principle with respect to the settlement, an accrual was established representing our best estimate of the cost of the settlement. The precise amount of payments in this matter cannot be estimated because they are dependent upon Court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms.

As previously identified, one of our insurance subsidiaries is named as a defendant in a lawsuit, Wilma Juanita Kern, et al. v. General Electric Capital Assurance Company, filed on February 16, 2005 in the Circuit Court for the Third Judicial Circuit in Madison County, Illinois. The plaintiffs seek to proceed on the basis of a class action, brought on behalf of Illinois purchasers of long-term care insurance. Plaintiffs allege the improper refusal to provide long-term care benefits to long-term care insureds who were cared for in unlicensed facilities in Illinois, and the improper sale of policies requiring insureds to reside in licensed assisted care facilities during a time period when no licensed facilities, or too few licensed facilities were available in Illinois. Plaintiffs seek unspecified damages for breach of contract, violation of the Illinois Consumer Fraud Act and unjust enrichment. In May 2006, an agreement in principle to settle this case on an individual basis was reached, and we are in the process of documenting a proposed settlement agreement.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
April 1, 2006 through April 30, 2006	—	$—	—	$271,000,000
May 1, 2006 through May 31, 2006	1,048,500	$33.16	1,048,500	236,203,268
June 1, 2006 through June 30, 2006	1,164,000	$33.30	1,164,000	197,405,914

Total	2,212,500	$33.24	2,212,500	$197,405,914

(1)	On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing Genworth to repurchase up to $750 million of our common stock over the succeeding 18 months.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Genworth Financial, Inc. was held on May 17, 2006. Stockholders elected for the ensuing year all of the director nominees and ratified the selection of KPMG LLP as our independent registered public accounting firm for 2006.

The voting results were as follows:

	Votes cast		Abstain
	For	Against
Management Proposal

Ratification of the selection of KPMG LLP as the independent registered public accounting firm for 2006.	402,135,208	1,428,868	1,734,729

Election of Directors

	Votes received	Votes withheld
Frank J. Borelli	402,877,748	2,421,057
Michael D. Fraizer	400,754,993	4,543,812
Nancy J. Karch	402,910,140	2,388,665
J. Robert “Bob” Kerrey	403,209,494	2,089,311
Saiyid T. Naqvi	403,219,914	2,078,891
James A. Parke	403,210,926	2,087,879
James S. Riepe	403,222,623	2,076,182
Thomas B. Wheeler	402,894,384	2,404,421

Item 6. Exhibits

12	Statement of Ratio of Earnings to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Richard P. McKenney

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Richard P. McKenney

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	GENWORTH FINANCIAL, INC.
(Registrant)
Date: July 28, 2006

	By:	/s/ SCOTT R. LINDQUIST
Scott R. Lindquist Vice President and Controller Duly Authorized Officer and Principal Accounting Officer