Form 10-Q
period 2006-09-30
GENWORTH FINANCIAL INC
filed 2006-10-27
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

At October 25, 2006, 452,204,292 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Premiums	$1,680	$1,547	$4,867	$4,766
Net investment income	944	902	2,821	2,595
Net investment gains (losses)	(6)	(7)	(77)	(13)
Policy fees and other income	186	186	572	501

Total revenues	2,804	2,628	8,183	7,849

Benefits and expenses:
Benefits and other changes in policy reserves	1,183	1,026	3,314	3,152
Interest credited	383	364	1,134	1,051
Acquisition and operating expenses, net of deferrals	533	506	1,529	1,476
Amortization of deferred acquisition costs and intangibles	170	217	551	618
Interest expense	87	72	257	213

Total benefits and expenses	2,356	2,185	6,785	6,510

Income before income taxes and accounting change	448	443	1,398	1,339
Provision for income taxes	144	136	447	425

Net income before accounting change	304	307	951	914
Cumulative effect of accounting change, net of taxes	—	—	4	—

Net income	$304	$307	$955	$914

Earnings per common share:
Basic	$0.67	$0.65	$2.08	$1.92

Diluted	$0.65	$0.64	$2.02	$1.88

Weighted-average common shares outstanding:
Basic	453.8	470.7	458.8	476.7

Diluted	467.2	481.1	471.7	484.7

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$54,280	$53,937
Equity securities available-for-sale, at fair value	192	206
Commercial mortgage loans	8,315	7,558
Policy loans	1,498	1,350
Restricted investments held by securitization entities	—	685
Other invested assets	3,050	3,174

Total investments	67,335	66,910
Cash and cash equivalents	2,302	1,875
Accrued investment income	760	733
Deferred acquisition costs	6,166	5,586
Intangible assets	884	782
Goodwill	1,488	1,450
Reinsurance recoverable	17,661	18,245
Other assets	1,167	967
Separate account assets	10,084	9,106

Total assets	$107,847	$105,654

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,593	$63,749
Liability for policy and contract claims	3,389	3,364
Unearned premiums	4,180	3,647
Other policyholder liabilities	509	507
Other liabilities	5,167	4,937
Non-recourse funding obligations	2,450	1,400
Short-term borrowings	295	152
Long-term borrowings	2,730	2,736
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,441	1,386
Borrowings related to securitization entities	—	660
Separate account liabilities	10,084	9,106

Total liabilities	94,538	92,344

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 492 million and 404 million shares issued as of September 30, 2006 and December 31, 2005, respectively; 452 million and 385 million shares outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Class B common stock, $0.001 par value; 700 million shares authorized; zero and 86 million shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	10,737	10,671

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	437	760
Derivatives qualifying as hedges	377	389
Foreign currency translation and other adjustments	352	255

Total accumulated other comprehensive income (loss)	1,166	1,404
Retained earnings	2,581	1,735
Treasury stock, at cost (40 million and 19 million shares as of September 30, 2006 and December 31, 2005, respectively)	(1,175)	(500)

Total stockholders’ equity	13,309	13,310

Total liabilities and stockholders’ equity	$107,847	$105,654

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2004	$10,612	$1,608	$646	$—	$12,866
Comprehensive income (loss):
Net income	—	—	914	—	914
Net unrealized gains (losses) on investment securities	—	21	—	—	21
Derivatives qualifying as hedges	—	131	—	—	131
Foreign currency translation and other adjustments	—	(47)	—	—	(47)

Total comprehensive income (loss)					1,019
Acquisition of treasury stock	—	—	—	(500)	(500)
Dividends to stockholders	—	—	(96)	—	(96)
Stock-based compensation expense and exercises	35	—	—	—	35
Capital contributions from GE	4	—	—	—	4

Balances as of September 30, 2005	$10,651	$1,713	$1,464	$(500)	$13,328

	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310
Comprehensive income (loss):
Net income	—	—	955	—	955
Net unrealized gains (losses) on investment securities	—	(323)	—	—	(323)
Derivatives qualifying as hedges	—	(12)	—	—	(12)
Foreign currency translation and other adjustments	—	97	—	—	97

Total comprehensive income (loss)					717
Acquisition of treasury stock	—	—	—	(675)	(675)
Dividends to stockholders	—	—	(109)	—	(109)
Stock-based compensation expense and exercises	61	—	—	—	61
Capital contributions from GE	5	—	—	—	5

Balances as of September 30, 2006	$10,737	$1,166	$2,581	$(1,175)	$13,309

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$955	$914
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	18	42
Net investment gains (losses)	77	13
Charges assessed to policyholders	(255)	(248)
Cumulative effect of accounting policy change	(4)	—
Acquisition costs deferred	(909)	(832)
Amortization of deferred acquisition costs and intangibles	551	618
Deferred income taxes	219	483
Change in certain assets and liabilities:
Accrued investment income and other assets, net	(10)	48
Insurance reserves	2,427	2,013
Current tax liabilities	108	(170)
Other liabilities and other policy-related balances	173	(457)

Net cash from operating activities	3,350	2,424

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	4,174	3,750
Commercial mortgage loans	830	770
Proceeds from sales of investments:
Fixed maturities and equity securities	3,683	2,409
Purchases and originations of investments:
Fixed maturities and equity securities	(8,179)	(7,851)
Commercial mortgage loans	(1,573)	(2,008)
Other invested assets, net	(51)	204
Policy loans, net	(147)	(129)
Payments for business purchased, net of cash acquired	(291)	—

Net cash from investing activities	(1,554)	(2,855)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	5,585	6,359
Redemption and benefit payments on investment contracts	(7,396)	(5,899)
Short-term borrowings and other, net	153	(393)
Proceeds from issuance of non-recourse funding obligations	1,050	500
Proceeds from long-term borrowings	—	348
Dividends paid to stockholders	(103)	(93)
Stock-based compensation awards exercised	32	(2)
Acquisition of treasury stock	(675)	(500)
Capital contribution received from GE	3	19

Net cash from financing activities	(1,351)	339
Effect of exchange rate changes on cash and cash equivalents	(18)	(37)

Net change in cash and cash equivalents	427	(129)
Cash and cash equivalents at beginning of period	1,875	1,963

Cash and cash equivalents at end of period	$2,302	$1,834

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate reorganization of certain insurance and related subsidiaries of the General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI. GEFAHI is an indirect subsidiary of General Electric Capital Corporation (“GE Capital”), which in turn is an indirect subsidiary of GE. Prior to the corporate reorganization, GEFAHI was a holding company for a group of companies that provide life insurance, long-term care insurance, group life and health insurance, annuities, investment products and U.S. mortgage insurance. At the same time, Genworth also acquired certain other insurance businesses previously owned by other GE subsidiaries. These businesses included international mortgage insurance, payment protection insurance, a Bermuda reinsurer, and mortgage contract underwriting.

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

We are a leading insurance company in the U.S., with an expanding international presence, serving the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. We have leadership positions in key products that we expect will benefit from a number of significant demographic, governmental and market trends. We distribute our products and services through an extensive and diversified distribution network that includes financial intermediaries, independent producers and dedicated sales specialists. We conduct operations in 24 countries and have approximately 7,000 employees. We have the following four segments:

•	Our Protection segment includes life insurance, long-term care insurance, linked benefit products, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. Linked benefit products include life products with accelerated death benefits and annuity products with penalty-free withdrawals to pay long-term care benefits. Protection also includes consumer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death.

•	Our Retirement Income and Investments segment includes fixed annuities, individual variable annuities, group variable annuities designed for 401(k) plans, single premium immediate annuities, variable life insurance, specialized products, including guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”), and asset management products and services.

•	Our Mortgage Insurance segment includes mortgage insurance products and mortgage related services offered in the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages.

•	Our Corporate and Other segment includes debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, and the results of a small, non-core business that is managed outside our operating segments.

On March 8, 2006, GEFAHI completed an offering (“Secondary Offering”) of 71.2 million shares of our Class B Common Stock. The 71.2 million shares were automatically converted to Class A Common Stock upon the sale of these shares to the public. We did not receive any proceeds in the Secondary Offering. Concurrently

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with the Secondary Offering, we repurchased 15.0 million shares of Class B Common Stock from our majority stockholder at a price of $31.93125 per share (the net proceeds per share received by the selling stockholder from the underwriters), which is recorded at cost as treasury stock in the unaudited condensed consolidated balance sheet. As a result of these transactions, GEFAHI no longer owns any of our outstanding common stock.

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

(2) Accounting Pronouncements

Recently adopted

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model (“Black-Scholes Model”) and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. On January 1, 2006, we recognized an increase to net income of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See Note 5 for additional information.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The insurance industry has identified several implementation issues during their evaluation of SOP 05-1. An expert panel has been formed by the AICPA to evaluate certain of these interpretive issues that insurance companies are facing in their implementation. Based on our current interpretation, the adoption of SOP 05-1 will result in the shortening of the period over which our group life and health insurance business deferred acquisition costs are amortized. Transition to the shorter amortization period will occur throughout 2007 as each of our in-force contracts renew. Accordingly, under our current interpretation, we expect the transition in 2007 will result in additional amortization of deferred acquisition costs of approximately $60 to $65 million, net of tax. We do not expect any material financial statement impact from transition beyond 2007. Due to the nature of the interpretative issues being reviewed by the expert panel, we continue to evaluate the impact SOP 05-1 will have on our consolidated results of operations and financial position. Depending upon the outcome of the evaluation of these issues by the expert panel, we may refine our estimates of the associated impact related to our adoption of SOP 05-1.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 with early adoption encouraged. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial position.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective prospectively for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 will not have a material impact on our consolidated results of operations and financial position.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net income by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions except for per share data)	2006	2005	2006	2005
Basic earnings per common share:
Net income before accounting change	$0.67	$0.65	$2.07	$1.92
Cumulative effect of accounting change, net of taxes	—	—	0.01	—

Basic earnings per common share	$0.67	$0.65	$2.08	$1.92

Diluted earnings per common share:
Net income before accounting change	$0.65	$0.64	$2.02	$1.88
Cumulative effect of accounting change, net of taxes	—	—	0.01	—

Diluted earnings per common share	$0.65	$0.64	$2.02	$1.88

Weighted-average shares used in basic earnings per common share calculations	453.8	470.7	458.8	476.7
Dilutive securities:
Stock purchase contracts underlying equity units	8.1	6.4	7.7	4.9
Stock options and stock appreciation rights	4.7	3.6	4.6	2.7
Restricted stock units	0.6	0.4	0.6	0.4

Weighted-average shares used in diluted earnings per common share calculations	467.2	481.1	471.7	484.7

(4) Acquisitions

On May 1, 2006, we completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”), for $145 million, plus contingent consideration of $5 million per year for two years based on attaining certain sales production thresholds. Continental Life’s business provides primarily Medicare supplement insurance and is a part of our Protection segment. This acquisition was accounted for using the purchase method. The excess purchase price over the estimated fair value of the net assets acquired of $29 million has been recorded as goodwill. In addition, $93 million of present value of future profits was recorded in connection with this transaction. The results of operations of Continental Life have been included in our consolidated results beginning May 1, 2006. We have reflected our initial allocation of the purchase price based on estimated fair value according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

On July 3, 2006, we completed the acquisition of Vero Lenders Mortgage Insurance Limited (“Vero LMI”), a subsidiary of Vero Insurance Limited, which had been a wholly owned by Promina Group Limited of Sydney, Australia, for $82 million, net of post-closing dividends to us. Vero LMI consists solely of a run-off mortgage insurance block and is part of our Mortgage Insurance segment. This acquisition was accounted for using the purchase method. Present value of future profits of $4 million and no goodwill was recorded in connection with this transaction. We have reflected our initial allocation of the purchase price based on estimated fair value according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 20, 2006, we acquired AssetMark Investment Services, Inc. (“AssetMark”) of Pleasant Hill, California, for approximately $230 million. AssetMark is an investment management and adviser company with more than $9 billion in third-party assets under management. Under terms of the agreement, we may pay additional performance-based payments of up to $100 million over three to five years. To fund this acquisition, we issued a total of $223 million of commercial paper at an interest rate of 5.29%. This transaction will be recorded in the fourth quarter of 2006.

(5) Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method. The statement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We previously accounted for these awards under the fair value expense provisions of SFAS No. 123. Accordingly, on January 1, 2006, we recognized a $4 million after-tax increase to income related to our cumulative effect of adopting SFAS No. 123R.

We have recorded stock-based compensation expense related to the estimated value of the RSUs, DSUs, SARs and stock options for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2006	2005	2006	2005
Stock-based compensation expense	$11	$14	$36	$36

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

The following table contains the stock option weighted-average grant-date fair value information and related valuation assumptions for the nine months ending September 30, 2006 and 2005. Fair value is estimated using the Black-Scholes Model.

	2006	2005
Estimated fair value per option	$11.60	$10.49
Valuation Assumptions:
Expected term (years)	6.0	6.0
Expected volatility	28.0%	30.2%
Expected dividend yield	0.9%	1.1%
Risk-free interest rate	4.8%	4.0%

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended September 30, 2006 and 2005, we granted 1,705,410 and 1,700,439 stock options with exercise prices ranging from $33.27 to $34.13, and $30.79 to $32.27, respectively, which equaled the closing market prices on the date of grant and have an exercise term of 10 years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the three months ended September 30, 2006 and 2005 we issued 448,934 and 504,573 RSUs with restriction periods ranging from 3 to 5 years and a fair value of $34.13, and $32.08, respectively, which is measured at the market price of a share of our nonrestricted stock on the grant date. Additionally, during the three months ended September 30, 2006 and 2005, we granted 730,600 and 628,500 SARs with exercise prices of $34.13 and $32.10, respectively.

For the nine months ended September 30, 2006 and 2005, we granted 1,729,410 and 1,802,103 stock options with exercise prices ranging from $33.27 to $34.13 and $26.68 to $32.27, respectively, which equaled the closing market prices on the date of grant and have an exercise term of 10 years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during the nine months ended September 30, 2006 and 2005 we issued 454,934 and 831,537 RSUs with restriction periods ranging from 3 to 5 years and a fair value of $34.11 and $30.11, respectively, which is measured at the market price of a share of our nonrestricted stock on the grant date. Additionally, during the nine months ended September 30, 2006 and 2005, we granted 730,600 and 628,500 SARs with exercise prices of $34.13 and $32.10, respectively. There were 15,161,276 and 16,054,088 stock options, 2,125,255 and 1,822,443 RSUs and 6,577,713 and 6,883,713 SARs outstanding as of September 30, 2006 and 2005, respectively.

A summary of stock option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares subject to option	Weighted average exercise price
Balance as of January 1, 2006	15,770,646	$21.93
Granted	1,729,410	$34.11
Exercised	(1,761,127)	$19.97
Forfeited	(577,653)	$21.99
Expired	—

Balance as of September 30, 2006	15,161,276	$23.54

Exercisable as of September 30, 2006	4,907,611	$23.38

A summary of the status of our other equity-based awards as of September 30, 2006 and the changes during the nine months then ended is presented below:

	Restricted stock units (RSUs)		Deferred stock units (DSUs)		Stock appreciation rights (SARs)
	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average fair value	Number of awards	Weighted average grant date fair value
Balance as of January 1, 2006	1,879,761	$24.74	16,868	$32.12	6,883,713	$7.02
Granted	454,934	$34.11	21,143	$32.57	730,600	$11.60
Exercised	(113,070)	$19.51	—		(515,000)	$6.65
Terminated	(96,370)	$27.40	—		(521,600)	$7.43

Balance as of September 30, 2006	2,125,255	$26.90	38,011	$33.63	6,577,713	$7.48

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2006, there was $98 million of total unrecognized stock-based compensation expense related to non-vested awards not yet recognized. This expense is expected to be recognized over a weighted average period of two years.

Cash received from stock options exercised for the nine months ending September 30, 2006 was $32 million. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of equity based awards was $6 million and $12 million for the three and nine month period ending September 30, 2006, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life(1)	Average exercise price	Shares in thousands	Average exercise price
$14.11 – $18.51	1,389,603	5.95	$17.28	1,037,627	$17.28
$19.45 – $22.67	8,644,142	7.43	$19.76	1,818,316	$20.10
$23.20 – $27.95	1,436,559	4.27	$27.00	1,387,044	$27.05
$28.00 – $36.62	3,690,011	8.83	$33.40	663,663	$34.25
$37.89 – $39.60	961	4.82	$38.77	961	$38.77

	15,161,276	7.33	$23.54	4,907,611	$23.38

(1)	Average contractual life remaining in years

(6) Commitments and Contingencies

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

(b) Commitments

As of September 30, 2006, we were committed to fund $329 million in U.S. commercial mortgage loan investments and $191 million in limited partnership investments.

(7) Borrowings

Commercial Paper Facility

In March 2006, we issued $229 million of commercial paper and we used the proceeds from this issuance to finance a stock repurchase from GEFAHI concurrently with its secondary offering. The notes under the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. During the second quarter, we reduced the outstanding balance of our commercial paper by $85 million. As of September 30, 2006 and December 31, 2005, the weighted average interest rate on commercial paper outstanding was 5.26% and 3.29%, respectively, and the weighted average maturity was 28 and 53 days, respectively.

From October 19, 2006 to October 20, 2006, we issued a total of $223 million of commercial paper at an interest rate of 5.29%, to fund the AssetMark acquisition that closed on October 20, 2006, as further described in note 4 of these condensed consolidated financial statements.

Revolving Credit Facilities

On May 25, 2006 we entered into a $1.0 billion five-year revolving credit facility, which matures in May 2011, replacing our $1.0 billion five-year revolving credit facility, which was scheduled to mature in May 2009. We also have a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of September 30, 2006, we had no borrowings under these facilities; however, we utilized $171 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our Mortgage Insurance subsidiaries.

Non-recourse Funding Obligations

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), our indirect wholly owned subsidiary, issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “RL III Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1.2 billion (including the RL III Notes), but is under no obligation to do so.

On September 22, 2006, River Lake Insurance Company (“River Lake I”), a special purpose captive insurance company wholly owned by First Colony, issued $300 million in aggregate principal amount of floating rate surplus notes due 2033 (the “RL I Notes”). River Lake I previously received approval from the Director of Insurance of the State of South Carolina (the “Director”) on July 23, 2003 to issue up to an aggregate amount of $1.2 billion of its floating rate surplus notes and has issued an aggregate of $1.1 billion to date (including the RL I Notes). Despite having additional capacity, River Lake I does not expect to issue any additional notes.

As of September 30, 2006 and December 31, 2005, the weighted average interest rate on our non-recourse funding obligations was 5.32% and 4.50%, respectively. The non-recourse funding obligations bear variable interest rates, and their carrying value approximates fair value as of September 30, 2006.

On October 24, 2006, Rivermont Life Insurance Company I (“Rivermont I”), a special purpose financial captive insurance company wholly owned by First Colony, issued $315 million in aggregate principal amount of floating rate surplus notes due 2050 (the “Rivermont I Notes”). Rivermont I has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate principal amount of $475 million (including the Rivermont I Notes), but is under no obligation to do so. The Rivermont I Notes are direct financial obligations of Rivermont I and are not guaranteed by First Colony or Genworth.

The Rivermont I Notes were issued by Rivermont I to fund statutory reserves for policies subject to Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”), as clarified by Actuarial Guideline 38 (more commonly known as “AXXX”) and its predecessor regulations. Rivermont I has

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reinsured from First Colony, on a combination coinsurance and modified coinsurance basis, certain universal life insurance policies with secondary guarantees written or reinsured by First Colony. Genworth has agreed to provide a limited guaranty to Rivermont I to mitigate certain interest rate risks associated with this reinsurance. Genworth has agreed to provide a limited guaranty to Rivermont I to mitigate certain interest rate risks associated with this reinsurance. First Colony has also agreed to indemnify Rivermont I for certain limited costs.

The Rivermont I Notes have been sold to a third-party for deposit into certain Delaware trusts (the “Trusts”) that will issue money market or term securities (the “Securities”). The holders of the Rivermont I Notes cannot require repayment from Genworth or any of its subsidiaries, other than Rivermont I, the direct issuer of the Rivermont I Notes. Genworth has also agreed, under certain circumstances, to provide to the Trusts a certain amount of liquidity in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.

Rivermont I will pay interest on the principal amount of the Rivermont I Notes on a monthly basis, subject to regulatory approval. Any payment of principal of, including by redemption, or interest on the Rivermont I Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. The holders of the Rivermont I Notes have no rights to accelerate payment of principal of the Rivermont I Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Rivermont I reserves the right to repay the Rivermont I Notes at any time, subject to the terms of the Rivermont I Notes and prior regulatory approval.

(8) Securitization Entities

GE Capital, our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and therefore makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN No. 46, Consolidation of Variable Interest Entities, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our condensed consolidated financial statements because the funding conduit no longer qualified as a third-party. Because these securitization entities lost their qualifying status, we were required to recognize $1.2 billion of securitized assets and $1.1 billion of associated liabilities in our condensed consolidated balance sheet in July 2003. The assets and liabilities associated with these securitization entities have been reported in the corresponding financial statement captions in our condensed consolidated balance sheet, and the assets are noted as restricted due to the lack of legal control we have over them. We apply the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) Operating Segment Information

We conduct our operations in four business segments: (1) Protection, which includes our life insurance, long-term care insurance, linked benefit products, Medicare supplement insurance, group life and health insurance and payment protection insurance; (2) Retirement Income and Investments, which includes our fixed annuities, individual variable annuities, group variable annuities designed for 401(k) plans, single premium immediate annuities, variable life insurance, specialized products, including GICs, funding agreements, and FABNs, and asset management products and services; (3) Mortgage Insurance, which includes our mortgage insurance products and mortgage related services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages; and (4) Corporate and Other, which includes interest and other debt financing expenses and other corporate income and expenses not allocated to the segments, as well as the results of a small, non-core business managed outside our operating segments.

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

We use the same accounting policies and procedures to measure segment net operating income and assets as our consolidated net income and assets. Segment net operating income represents the basis on which the performance of our business is assessed by management. Segment net operating income excludes after-tax net investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating income for the periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of revenues, segment net operating income and reconciliation to total company net income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2006	2005	2006	2005
Revenues
Protection	$1,654	$1,564	$4,845	$4,637
Retirement Income and Investments	762	705	2,201	2,175
Mortgage Insurance	356	303	1,055	897
Corporate and Other	32	56	82	140

Total revenues	$2,804	$2,628	$8,183	$7,849

Segment net operating income (losses)
Protection	$152	$145	$452	$417
Retirement Income and Investments	53	59	171	179
Mortgage Insurance	134	126	445	388
Corporate and Other	(32)	(19)	(77)	(62)

Total segment net operating income	307	311	991	922
Net investment gains (losses), net of taxes and other adjustments	(3)	(4)	(40)	(8)

Net income before accounting change	304	307	951	914
Cumulative effect of accounting change, net of taxes	—	—	4	—

Net income	$304	$307	$955	$914

The following is a summary of total assets by operating segment as of:

(Amounts in millions)	September 30, 2006	December 31, 2005
Assets
Protection	$37,793	$33,945
Retirement Income and Investments	58,207	58,281
Mortgage Insurance	8,000	7,118
Corporate and Other	3,847	6,310

Total assets	$107,847	$105,654

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

•

Risks relating to our separation from GE, including the possibility that we will not be able to replace certain services previously provided by GE on terms that are at least as favorable, the possibility that in certain circumstances we will be obligated to make payments to GE under our tax matters agreement even if our corresponding tax savings either are delayed or never materialize, the possibility that in the event of a change in control of our company we would have insufficient funds to meet accelerated obligations under the tax matters agreement, the possibility that certain service agreements with GE are not extended on favorable terms, and the significance of our distribution relationship with GE in our payment protection insurance business.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading insurance company in the U.S., with an expanding international presence. We have three operating segments: Protection, Retirement Income and Investments, and Mortgage Insurance.

•	Protection. We offer U.S. customers life insurance, long-term care insurance, linked benefit products, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. Through our European operations, we offer payment protection insurance, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Effective January 1, 2006, GE Seguros (“Seguros”), a small Mexican-domiciled multi-line insurer, previously included in our Corporate and Other segment, is being managed within our Protection segment and whose results are now included as part of the payment protection insurance business. For the three months ended September 30, 2006 and 2005, our Protection segment had segment net operating income of $152 million and $145 million, respectively. For the nine months ended September 30, 2006 and 2005, our Protection segment had segment net operating income of $452 million and $417 million, respectively.

•	Retirement Income and Investments. We offer U.S. customers fixed annuities, individual variable annuities, group variable annuities designed for 401(k) plans, single premium immediate annuities, variable life insurance, specialized products, including guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”), and asset management products and services. For the three months ended September 30, 2006 and 2005, our Retirement Income and Investments segment had segment net operating income of $53 million and $59 million, respectively. For the nine months ended September 30, 2006 and 2005, our Retirement Income and Investments segment had segment net operating income of $171 million and $179 million, respectively.

•	Mortgage Insurance. In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages and mortgage related services for our financial services customers. For the three months ended September 30, 2006 and 2005, our Mortgage Insurance segment had segment net operating income of $134 million and $126 million, respectively. For the nine months ended September 30, 2006 and 2005, our Mortgage Insurance segment had segment net operating income of $445 million and $388 million, respectively.

We also have a Corporate and Other segment, which consists primarily of unallocated corporate income and expenses, the results of a small, non-core business that is managed outside our operating segments, and most of our interest and other financing expenses. For the three months ended September 30, 2006 and 2005, our Corporate and Other segment had segment net operating losses of $32 million and $19 million, respectively. For the nine months ended September 30, 2006 and 2005, our Corporate and Other segment had segment net operating losses of $77 million and $62 million, respectively.

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

Valuation of investment securities. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GEAM (“GE Asset Management”) and other third-party managers, as required. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks.

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

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions, established when the contract or policy is issued, about mortality, morbidity, lapse rates, expenses, and future yield on related investments. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate or a re-pricing event occurs. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and investment and universal life products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to-date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the nine-months ended September 30, 2006 and 2005, key assumptions were unlocked in our Protection and Retirement Income and Investments segments to reflect our current expectation of future investment spreads and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated quarterly for actual experience to-date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the nine months ended September 30, 2006 and 2005, key assumptions were unlocked in our Mortgage Insurance segment to reflect our current expectation of future persistency.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of key assumptions by segment for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2006	2005
Protection	$(7)	$2
Retirement Income and Investments	4	—
Mortgage insurance	(2)	4

Total	$(5)	$6

The following discussion includes disclosure of variations from current estimates of DAC amortization and recoverability due to reasonably likely adverse changes in certain key assumptions. The impact of reasonably likely adverse changes described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. The estimated adverse variation in the amortization and recoverability of our DAC due to changes in key assumptions is an estimate of possible variation that may occur in the future, likely over a period of several calendar years.

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5% we assume a reversion to this mean over a 3- to 5-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance. Variation in equity market returns that could be considered reasonably likely would not have a material effect on the amortization of DAC.

We regularly review DAC to determine if it is recoverable from future income. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For other products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Continued low interest rates and lower than expected termination rates on older issued long-term care insurance policies have reduced our margins on this business. As of December 31, 2005, additional adverse variations in morbidity, mortality, termination rates or interest rates that could be considered reasonably likely to occur in the future would result in our long-term care insurance DAC being no longer fully recoverable. As of

December 31, 2005, adverse variation that we consider reasonably likely would result in additional amortization of DAC of up to $11 million assuming there is no increase in future premiums. However, more adverse variation could result in additional amortization of DAC or the establishment of additional benefit reserves, while any favorable variation would result in additional margin in our DAC recoverability analysis and would result in higher earnings recognition over the remaining duration of the in-force block. We expect future sales of profitable long-term care insurance will improve margins, which would reduce the likelihood that adverse variation in key assumptions would result in our DAC being no longer fully recoverable. As of December 31, 2005, we had $1.6 billion of DAC related to our long-term care insurance business. As of December 31, 2005, we believe all of our other businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur.

As of September 30, 2006, we believe all of our businesses, including our long-term care business, have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the nine months ended September 30, 2006 and 2005, there were no material charges to earnings as a result of our DAC recoverability testing.

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

The following discussion includes disclosure of variations from current estimates of PVFP recoverability due to reasonably likely adverse changes in certain key assumptions. The impact of reasonably likely adverse changes described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. The estimated adverse variation in the recoverability of our PVFP due to changes in key assumptions is an estimate of possible variation that may occur in the future, likely over a period of several calendar years.

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC.

Continued low interest rates and lower than expected termination rates on long-term care insurance policies have reduced our margins for this acquired business. Additional adverse variations in morbidity, mortality, termination rates or interest rates that could be considered reasonably likely to occur in the future would result in our long-term care insurance PVFP being no longer fully recoverable. As of December 31, 2005, adverse variation that we consider reasonably likely would result in additional amortization of PVFP of up to $33 million assuming there is no increase in future premiums. However, more adverse variation could result in additional amortization of PVFP or the establishment of additional benefit reserves, while any favorable variation would result in additional margin in our PVFP recoverability analysis and would result in higher earnings recognition over the remaining duration of the in-force block. As of December 31, 2005, we had $100 million of PVFP related to our long-term care insurance business. As of December 31, 2005, we believe all of our other businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur.

As of September 30, 2006, we believe all of our businesses, including our long-term care business, have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the nine months ended September 30, 2006 and 2005, there were no material charges to earnings as a result of our PVFP recoverability testing.

Valuation of goodwill. Goodwill represents the excess of the amount paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Under GAAP, we test the carrying value of goodwill for impairment annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. The carrying amount of each reporting unit is determined based on the capital required to support the reporting unit’s activities including tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors including required regulatory capital.

The initial recognition of goodwill and subsequent testing for impairment require management to make assumptions concerning estimates of how the reporting unit will perform in the future using valuation methods including discounted cash flow analysis. These assumptions are based on our historical experience and our expectations of future performance. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such as things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. For the nine months ended September 30, 2006 and 2005 there were no material charges to earnings as a result of our impairment testing.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

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

As of September 30, 2006 and December 31, 2005, we had $4.2 billion and $3.6 billion, respectively of unearned premiums of which $2.3 billion and $1.8 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between 3 and 7 years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our estimate of risk expiration and adjust this estimate based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period earnings. For the nine months ended September 30, 2006 and 2005, increases to international mortgage insurance earned premiums as a result of adjustments made to our estimation of risk expiration were $14 million and $19 million, respectively.

The following discussion includes disclosure of variations from current estimates of risk expiration due to reasonably likely changes in certain key assumptions. The estimated variation of our expiration of risk due to changes in key assumptions is an estimate of possible variation that may occur in the future, likely over a period of several calendar years.

Our estimate of risk expiration for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than assumed for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and assumed experience. Loss development and policy cancellation variations that could be considered reasonably likely to occur in the future would result in accelerated or decelerated recognition of earned premiums that would result in an increase in net earnings of up to $40 million or a decrease in net earnings of up to $20 million, depending on the magnitude of variation experienced. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

The remaining portion of our unearned premiums relates to our payment protection insurance and long-term care insurance businesses where the underlying assumptions as to risk expiration are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably likely for these businesses would not result in a material impact on net earnings.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge our currency exposure associated with certain foreign operations. We also purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (1) changes in fair value of derivatives not qualifying as accounting hedges; (2) ineffectiveness of designated hedges; and (3) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields, and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution expansion and penetration, and consistent customer service. Regulation XXX requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have enabled us to decrease our premium rates. Several competitors have executed similar capital management actions and lowered their term prices accordingly, which has made the market more competitive and could affect our future sales levels. In addition, valuation of Life Insurance Policies Regulation as clarified by Actuarial Guideline 38 (more commonly known as “Regulation AXXX”) requires insurers to establish additional statutory reserves for certain universal life policies with secondary guarantees. On October 24, 2006, our wholly-owned subsidiary, Rivermont Life Insurance Company I, issued $315 million of non-recourse funding obligations to fund statutory reserves required by Regulation AXXX for certain blocks of our universal life business. Rivermont has received regulatory approval to issue up to an aggregate of $475 million of non-recourse funding obligations.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide first-year annualized premiums of individual long-term care insurance decreased approximately 11% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 according to the most recently published data by LIMRA International. Our sales growth in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings, although, sales growth has been slower than anticipated over the last couple of years. However, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in claims process improvements, execute investment strategies and, if appropriate, consider rate increases to improve loss ratios.

In addition, during the second quarter of 2006, we completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee, a provider of Medicare supplement insurance, for approximately $145 million. This acquisition enhances our presence in the senior supplemental insurance market by more than doubling our existing annualized premiums for this product and giving us access to approximately 4,200 independent agents.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Our payment protection insurance business continues to show strong growth from increased penetration of existing relationships, and the addition of new distribution relationships in existing and new countries.

Retirement products. Retirement Income and Investments segment results are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

The attractiveness of certain fixed annuities has declined as a result of continued low long-term interest rates, a relatively flat yield curve and short-term investment alternatives, such as certificates of deposit. These trends are having an adverse impact on both sales and retention of fixed annuities with the latter resulting in an acceleration of DAC amortization. In recent quarters, we have experienced improved spreads in fixed annuities primarily due to run-off of and crediting rate resets of historically higher crediting rate business. We expect this trend to continue.

We continue to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize market performance upside. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

We offer asset management products to individual investors and support services for independent broker-dealers. The industry is witnessing rapid increases of independent broker-dealers as registered representatives are leaving large national firms to form their own small firms. These new small firms need client and back office support services and access to technology. Further, individuals are increasingly transferring their money to managed products from mutual funds. We expect these trends to continue and possibly accelerate in the future. As a result of these trends, we are expanding our presence in this market and have completed the acquisition of AssetMark Investment Services, Inc., a leading provider of open architecture asset management solutions to independent financial advisors, with more than $9 billion in assets under management. Our products consist of separately managed accounts and managed mutual fund accounts. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, which are influenced by the relative performance of our product’s underlying investments and the overall equity market environment.

Mortgage insurance. The results of our Mortgage Insurance segment are affected by employment and other economic and housing markets trends, including interest rate trends, home price appreciation, mortgage origination volume and levels of mortgage delinquencies (including seasonal effects). In addition, movements in foreign currency exchange rates affect our international mortgage insurance results.

We believe the U.S. economy overall remains relatively strong based on continued gross domestic product growth and low levels of unemployment. However, we believe that the U.S. housing market is slowing. In particular, certain areas of the Great Lakes region have experienced an economic slowdown and have seen a more pronounced weakness in their housing market as well as a decline in home prices. While our portfolio concentration in the impacted areas is limited to less than 10% of our total risk in-force, these areas of weakness may cause our U.S. losses and loss ratio to increase.

The recent rise in interest rates and lower home price appreciation in the U.S. have contributed to rising persistency rates. Our U.S. flow persistency was 72% and 64% for the nine months ended September 30, 2006 and September 30, 2005, respectively. We believe that sustained higher interest rates and increased persistency will lead to stable to growing levels of insurance in-force. Primary insurance in-force increased from $102 billion as of June 30, 2006 to $104 billion as of September 30, 2006. This increase in primary insurance-in-force reflected the second sequential quarter increase in flow insurance in-force after nearly five years of decline.

The demand for flow private mortgage insurance declined in the six months ended June 30, 2006 as compared to the same period in 2005, according to data published by Inside Mortgage Finance. We believe this was driven principally by the significant use of simultaneous second mortgages as an alternative to private mortgage insurance, the origination of mortgages that did not meet the eligibility requirements of Fannie Mae and Freddie Mac and mortgages that were securitized in mortgage-backed securities that did not use private mortgage insurance.

The bulk mortgage insurance market is increasing as a percentage of the overall primary mortgage insurance market, which we believe is driven in part, by an increase in non-prime mortgage-backed security issuances. We have increased our participation in selected segments of the bulk market and continue to evaluate additional opportunities this market presents.

Our international mortgage insurance business has continued to expand with favorable operating results. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the significant U.S. refinancing activity since 2002 and the expansion of our international business in recent years, as of September 30, 2006, approximately 63% of our U.S. risk in-force and 61% of our international risk in-force have not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

In the second quarter of 2006, the Canadian government expanded its authority to guarantee mortgage insurance to cover any approved mortgage insurer in addition to us and can now do this without further legislation. The overall cap on guaranteed policies was also increased to CDN $200 billion. These changes facilitate our ongoing ability to offer mortgage insurance products under the guarantee but may also enable potential new competitors to do the same.

See “—Results of Operations by Segment” and selected operating performance measures contained herein for additional discussion of business trends and conditions.

Results of Operations

“Net operating income” is a non-GAAP financial measure that we define as net income, excluding after-tax net investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating income in the three and nine months ended September 30, 2006 and 2005.

Management believes that analysis of “net operating income” enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, “net operating income” should not be viewed as a substitute for net income in accordance with GAAP. In addition, our definition of “net operating income” may differ from the definitions used by other companies.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table provides a reconciliation of net income to “net operating income” (as defined above) for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,680	$1,547	$133	9%
Net investment income	944	902	42	5%
Net investment gains (losses)	(6)	(7)	1	14%
Policy fees and other income	186	186	—	0%

Total revenues	2,804	2,628	176	7%

Benefits and expenses:
Benefits and other changes in policy reserves	1,183	1,026	157	15%
Interest credited	383	364	19	5%
Acquisition and operating expenses, net of deferrals	533	506	27	5%
Amortization of deferred acquisition costs and intangibles	170	217	(47)	(22)%
Interest expense	87	72	15	21%

Total benefits and expenses	2,356	2,185	171	8%

Income before income taxes and accounting change	448	443	5	1%
Provision for income taxes	144	136	8	6%

Net income before accounting change	304	307	(3)	(1)%
Cumulative effect of accounting change, net of taxes	—	—	—	—%

Net income	304	307	(3)	(1)%
Adjustments to net income:
Net investment (gains) losses, net of taxes and other adjustments	3	4	(1)	(25)%
Cumulative effect of accounting change, net of taxes	—	—	—	—%

Net operating income	$307	$311	$(4)	(1)%

Net earnings per common share:
Basic	$0.67	$0.65

Diluted	$0.65	$0.64

Net operating earnings per common share:
Basic	$0.68	$0.66

Diluted	$0.66	$0.65

Weighted-average common shares outstanding:
Basic	453.8	470.7

Diluted	467.2	481.1

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, group life and health, payment protection, single premium immediate annuities and structured settlements with life contingencies and mortgage insurance policies. Premiums increased $66 million in our Protection segment primarily due to a $73 million increase in our long-term care business mainly from growth in the in-force block and the Continental Life acquisition. Additionally, our Protection segment increased $26 million primarily from growth in the in-force of our term life insurance and group business. Partially offsetting these increases in the Protection segment was a $33 million decrease from our payment protection business as a result of a decrease in the U.K. run-off block. Premiums in our Mortgage Insurance segment increased $44 million reflecting growth and seasoning of our of our international mortgage insurance in-force block. Our Retirement Income and Investments segment increased $21 million attributable to higher sales of our life-contingent single premium immediate annuities, partially offset by a reduction in our life-contingent structured settlement annuities.

Net investment income. Net investment income increased primarily as a result of an increase in average invested assets in our Protection and Retirement Income and Investments segments. The increase in our Protection segment was attributable to growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. The increase in our Retirement Income and Investments segment was largely driven by new production in institutional products. Our Mortgage segment also increased due to growth in assets in the mortgage international business. Weighted average investment yields were 5.7% for the three months ended September 30, 2006 and 2005. Higher yields on floating rate investments for the three months ended September 30, 2006 were offset primarily by lower investment income from bond calls, commercial mortgage loan prepayments and limited partnership investments. Net investment income for the three months ended September 30, 2006 included $13 million of investment income from bond calls, commercial mortgage loan prepayments and limited partnership investments as compared to $40 million in investment income from bond calls, mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). For the three months ended September 30, 2006, gross investment gains were $14 million and gross investment (losses) were ($20) million, including ($1) million of impairments. Gross investment gains for the three months ended September 30, 2006 were primarily attributable to $11 million in gains on the sale of available-for-sale fixed maturities and equity securities. Gross investment losses include $19 million of interest rate related losses as a result of the disposition of available-for-sale securities primarily from portfolio repositioning activities. For the three months ended September 30, 2005, gross investment gains on available-for-sale securities were $35 million and gross investment (losses) on available-for-sale securities were ($42) million, including ($32) million of impairments. The available-for-sale securities impairments related primarily to fixed maturity securities issued by companies in the finance and insurance, retail, timber and transportation industries ($10 million, $9 million, $5 million and $4 million, respectively).

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies, fees assessed against policyholder and contractholder account values, and commission income. Policy fees and other income remained flat for the period. Higher sales and growth in assets under management in Retirement Income and Investments’ fee-based products resulted in a $22 million increase in policy fees and other income. This was offset by a $20 million reduction in our life business as a result of unfavorable unearned revenue adjustments and a $4 million reduction in our mortgage insurance business largely driven by the recent elimination of Canadian application fees.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care, Medicare supplement, group life and health, payment protection, structured settlements and single premium immediate annuities with life contingencies and claim costs incurred related to mortgage insurance products. The increase in benefits and other changes in policy reserves was primarily driven by a $79 million increase in our long-term care business as a result of higher incurred claims driven by aging and growth in the in-force block, continued low termination rates on older issued policies as well as the Continental Life acquisition. Adding to this increase was a $40 million increase in our Mortgage Insurance segment primarily driven by higher losses from portfolio seasoning in our international mortgage insurance business, increased losses from a limited number of Australian distribution relationships and $9 million of favorable adjustments in the prior year that did not recur. Additionally, our U.S. mortgage insurance business increased attributable to higher losses associated with a smaller decline in our average reserve per delinquency than in the prior year. Our Retirement Income and Investments segment also increased as a result of higher sales of life-contingent single premium immediate annuities, which was partially offset by a decrease in sales of life-contingent structured settlement annuities.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The increase in interest credited from our Retirement Income and Investments segment was primarily due to a $28 million increase related to spread-based institutional products as a result of higher crediting rates on floating rate products and higher assets under management. This increase was partially offset by a $16 million decrease in interest credited related to spread-based retail products, primarily due to fixed annuities crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period. In addition, interest credited increased $7 million from universal life products in our Protection segment primarily from higher crediting rates and higher account values.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. Acquisition and operating expenses, net of deferrals, increased primarily from an $11 million increase in our payment protection business as a result of growth in continental Europe and Ireland and changes in foreign exchange rates, which was partially offset by a decrease associated with our U.K. run-off block. In addition, our long-term care business increased $7 million primarily from the Continental acquisition. Also, our Retirement Income and Investments’ fee-based products increased $13 million associated with higher sales and growth in assets under management.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. Amortization of deferred acquisition costs and intangibles decreased as a result of a $57 million decrease in our Protection segment primarily attributable to a $32 million decrease from our life insurance business, as further described in the Protection segment results, a $28 million decrease from our payment protection insurance business, partially offset by a $4 million increase in our long-term care business. The decrease in our payment protection insurance business was largely driven by the continued decline of our run-off block within the U.K. and was partially offset by an increase attributable to changes in foreign exchange rates. These decreases were offset by an $11 million increase in our Retirement Income and Investments segment primarily from our spread-based retail products due to continued lapses in our fixed annuities.

Interest expense. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations. This was partially offset by a decrease in interest expense associated with the derecognition of borrowings related to securitization entities in the first quarter of 2006.

Provision for income taxes. The effective tax rate increased to 32.1% for the three months ended September 30, 2006 from 30.7% for the three months ended September 30, 2005. The increase in effective tax rate was primarily attributable to nonrecurring favorable examination developments in 2005, offset in part by the increase in lower taxed foreign earnings in 2006.

Net operating income. The decrease in net operating income reflects decreases in our Retirement Income and Investments and Corporate and Other segments segment net operating income, offset by increases in our Protection and Mortgage Insurance segments net operating income, as discussed in the “—Results of Operations by Segment.” Included in net operating income is a $6 million, net of tax, increase attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table provides a reconciliation of net income to “net operating income” (as defined above) for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$4,867	$4,766	$101	2%
Net investment income	2,821	2,595	226	9%
Net investment gains (losses)	(77)	(13)	(64)	NM (1)
Policy fees and other income	572	501	71	14%

Total revenues	8,183	7,849	334	4%

Benefits and expenses:
Benefits and other changes in policy reserves	3,314	3,152	162	5%
Interest credited	1,134	1,051	83	8%
Acquisition and operating expenses, net of deferrals	1,529	1,476	53	4%
Amortization of deferred acquisition costs and intangibles	551	618	(67)	(11)%
Interest expense	257	213	44	21%

Total benefits and expenses	6,785	6,510	275	4%

Income before income taxes and accounting change	1,398	1,339	59	4%
Provision for income taxes	447	425	22	5%

Net income before accounting change	951	914	37	4%
Cumulative effect of accounting change, net of taxes	4	—	4	NM (1)

Net income	955	914	41	4%
Adjustments to net income:
Net investment (gains) losses, net of taxes and other adjustments	40	8	32	NM (1)
Cumulative effect of accounting change, net of taxes	(4)	—	(4)	NM (1)

Net operating income	$991	$922	$69	7%

Net earnings per common share:
Basic	$2.08	$1.92

Diluted	$2.02	$1.88

Net operating earnings per common share:
Basic	$2.16	$1.93

Diluted	$2.10	$1.90

Weighted-average common shares outstanding:
Basic	458.8	476.7

Diluted	471.7	484.7

(1)	Not meaningful

Premiums. The increase in premiums is primarily driven by an increase of $66 million in our Protection segment primarily driven by a $117 million increase in our long-term care business mainly from growth in the in-force block and $70 million from the Continental Life acquisition. Additionally, our Protection segment increased $88 million primarily from growth in the in-force blocks of our term life insurance and group insurance businesses. Our payment protection business decreased $139 million driven by the run-off block within the U.K. and changes in foreign exchange rates. Partially offsetting these decreases in our payment protection business was premium growth in continental Europe and Ireland. Premiums in our Mortgage Insurance segment increased $123 million largely driven by growth and seasoning of our international mortgage insurance in-force block. The decrease in Retirement Income and Investments premiums was primarily the result of a $141 million reduction in our life-contingent structured settlement annuities, which was partially offset by a $59 million increase from higher sales of our life-contingent single premium immediate annuities.

Net investment income. Net investment income increased primarily as a result of an increase in average invested assets in our Protection segment attributable to growth of our long-term care in-force block and an increase related to assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies. Additionally, our Retirement Income and Investments segment was principally due to increased yields on floating rate investments and higher assets under management. Our Mortgage insurance segment also increased due to an increase in assets associated with the growth of our international mortgage business. The increase in net investment income was also due to an increase in weighted average investment yields to 5.7% for the nine months ended September 30, 2006 from 5.5% for the nine months ended September 30, 2005. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments. Net investment income for the nine months ended September 30, 2006 included $67 million of investment income related to a reduction in bond calls, commercial mortgage loan prepayments, limited partnership investments and the release of commercial mortgage loan loss reserves as compared to $69 million in the prior year.

Net investment gains (losses). For the nine months ended September 30, 2006, gross investment gains were $42 million and gross investment (losses) were ($119) million, including ($6) million of impairments. These impairments were attributable to available-for-sale equity securities, fixed maturities and limited partnership investments ($4 million, $1 million and $1 million, respectively). Gross investment gains for the nine months ended September 30, 2006 were associated with $41 million in gains on the sale of available-for-sale fixed maturities and equity securities. Gross investment losses for the nine months ended September 30, 2006 include $95 million of interest rate related losses as a result of the disposition of available-for-sale securities primarily from portfolio repositioning activities, $17 million on the derecognition of assets and liabilities associated with certain securitization entities, and $6 million of impairment charges. For the nine months ended September 30, 2005, gross investment gains were $86 million and gross investment (losses) were ($99) million, including ($68) million of impairments. These impairments were attributable to available-for-sale fixed maturities, equity investments and limited partnership investments ($62 million, $5 million and $1 million, respectively). The fixed maturities impairments related primarily to securities issued by companies in the automotive, transportation finance and insurance and retail industries ($17 million, $16 million, $10 million and $9 million, respectively).

Policy fees and other income. The increase in policy fees and other income was primarily due to a $58 million increase in Retirement Income and Investments’ fee-based products driven by higher sales and growth in assets under management. In addition, our Protection segment increased $13 million primarily due to growth of our universal life insurance in-force block in our life insurance business and a reclassification from premiums and interest credited in our long-term care business.

Benefits and other changes in policy reserves. The increase in benefits and other changes in policy reserves was primarily driven by a $152 million increase in our Protection segment principally from our long-term care insurance business as a result of higher incurred claims driven by aging and growth in the in-force block, expiring reinsurance coverage, continued low termination rates on older issued policies and the Continental Life acquisition. Adding to this increase was a $76 million increase in our Mortgage Insurance segment largely driven by higher losses in Australia from portfolio seasoning and increased losses from a limited number of distribution relationships. Additionally, our U.S. mortgage insurance business increased attributable to an increase in our average reserve per delinquency. These increases were partially offset by a decrease in our Retirement Income and Investments segment of $64 million primarily attributable to the decline in life-contingent structured settlement annuity sales.

Interest credited. The increase in interest credited was primarily due to a $97 million increase related to spread-based institutional products as a result of increased crediting rates on floating rate products and higher assets under management, partially offset by a $33 million decrease largely from fixed annuities in our spread-based retail products associated with crediting rates being reset to current, lower rates as the fixed annuities reach their initial crediting rate guarantee period. Our Protection segment also experienced a $17 million increase principally from $13 million in our long-term care business driven by growth in the cash surrender value of our corporate owned life insurance block of business and reclassification from policy fees and other income in the prior year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, increased primarily due to higher expenses of $37 million in our Retirement Income and Investments segment largely from higher sales and growth in assets under management in fee-based products, partially offset by $6 million of lower expenses associated with our spread-based retail products. Additionally, our long-term care business increased $43 million largely due to growth from the in-force-block and the Continental acquisition. These increases were partially offset by a $30 million decrease in our payment protection insurance business primarily driven by our run-off block within the U.K. and changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition cost and intangibles decreased primarily due to a $95 million decrease in our Protection segment largely driven by our payment protection insurance business run-off block within the U.K. This decrease was partially offset by a $30 million increase in our Retirement Income and Investments segment from higher lapses and more favorable gross profit margins in spread-based retail products.

Interest expense. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations. This was partially offset by a decrease in interest expense associated with the first quarter 2006 derecognition of borrowings related to securitization entities.

Provision for income taxes. The effective tax rate increased to 32.0% for the nine months ended September 30, 2006 from 31.7% for the nine months ended September 30, 2005. The increase in effective tax rate was primarily attributable to nonrecurring favorable examination developments in 2005, offset in part by the increase in lower taxed foreign earnings in 2006.

Net operating income. The increase in net operating income reflects increases in segment net operating income in our Protection and Mortgage Insurance segments, offset by decreases in our Retirement Income and Investments and Corporate and Other segments, as discussed in the “—Results of Operations by Segment.” Included in net operating income is a $6 million, net of tax, increase attributable to changes in foreign exchange rates.

Results of Operations by Segment

Management regularly reviews the performance of each of our operating segments (Protection, Retirement Income and Investments and Mortgage Insurance) based on after-tax segment net operating income (loss), which excludes: (1) cumulative effect of accounting changes, and (2) infrequent or unusual non-operating items. Certain other items, including most of our interest and other financing expenses and advertising, marketing and other corporate expenses, are included in our Corporate and Other segment. Although these excluded items are significant to our consolidated financial performance, we believe that the presentation of segment net operating income (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net income (loss) attributable to the normal, recurring operations of our business. However, segment net operating income (loss) is not a substitute for net income determined in accordance with GAAP.

Protection segment

We offer U.S. customers life insurance, long-term care insurance, linked benefits products, Medicare supplement insurance and, primarily for companies with fewer than 1,000 employees, group life and health insurance. In Europe, we offer payment protection insurance in 18 countries, which helps consumers meet their payment obligations in the event of illness, involuntary unemployment, disability or death. Effective January 1, 2006, Seguros, a small Mexican-domiciled multi-line insurer, previously included in our Corporate and Other segment, is now being managed within our Protection segment and whose results are now included as part of the payment protection insurance business.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Protection segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$1,199	$1,133	$66	6%
Net investment income	363	321	42	13%
Net investment gains (losses)	2	—	2	NM (1)
Policy fees and other income	90	110	(20)	(18)%

Total revenues	1,654	1,564	90	6%

Benefits and expenses:
Benefits and other changes in policy reserves	822	740	82	11%
Interest credited	97	90	7	8%
Acquisition and operating expenses, net of deferrals	356	332	24	7%
Amortization of deferred acquisition costs and intangibles	106	163	(57)	(35)%
Interest expense	34	13	21	162%

Total benefits and expenses	1,415	1,338	77	6%

Income before income taxes	239	226	13	6%
Provision for income taxes	85	81	4	5%

Segment net income	154	145	9	6%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	(2)	—	(2)	NM (1)

Segment net operating income	$152	$145	$7	5%

(1)	Not meaningful

The following table sets forth net operating income for the products included in our Protection segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Protection segment net operating income:
Life insurance	$79	$73	$6	8%
Long-term care insurance	38	41	(3)	(7)%
Payment protection insurance	26	23	3	13%
Group life and health insurance	9	8	1	13%

Total segment net operating income	$152	$145	$7	5%

Segment net operating income

Segment net operating income in our life insurance business increased primarily due to growth in term life insurance in-force and continued favorable mortality experience. The increase in our payment protection insurance business was primarily associated with growth in continental Europe and Ireland in-force, partially offset by lower U.K. income and included a $1 million increase, net of tax, attributable to changes in foreign exchange rates. The decrease in our long-term care insurance business was principally the result of higher incurred claims and lower investment yield as net insurance cash flows continue to be invested at new money rates lower than our portfolio yield.

Revenues

Premiums increased $66 million driven by $73 million in our long-term care business, $16 million in our life business and $10 million in our group business, offset by a decrease of $33 million in our payment protection business. The increase in our long-term care insurance business was attributable to growth in long-term care insurance in-force and included a $43 million increase from the Continental acquisition. The increase in our life insurance business was mainly due to growth in the in-force block of term life insurance. The increase in our group insurance business was principally from growth in our non-medical products, partially offset by lower premiums from our medical and individual voluntary products. Our payment protection insurance business decrease is largely driven by $71 million from the U.K. market. The decrease from the U.K. market was the result of the continued run-off of low return blocks of business and the exit from the travel insurance business. Partially offsetting the decrease from the U.K. market was growth in continental Europe and Ireland and an $11 million increase attributable to changes in foreign exchange rates. The increase in continental Europe and Ireland relates to growth from new distribution relationships and an increase in consumer lending in those markets.

The increase in net investment income was primarily the result of growth of our long-term care in-force block, an increase in assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies, and a $1 million increase attributable to changes in foreign exchange rates in our payment protection insurance business.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Policy fees and other income decreased $20 million principally driven by our life insurance business. The decrease was primarily in our universal life insurance products and resulted from an unfavorable $13 million adjustment in unearned revenue in the current year and a $9 million favorable adjustment to unearned revenue on a closed block of non-standard business in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased $82 million attributable to a $79 million increase in our long-term care business, a $15 million increase in our life insurance business and a $7 million increase in our group business, partially offset by a decrease of $19 million in our payment protection business. The increase in our long-term care insurance business was the result of higher incurred claims driven by the aging and growth in the in-force block and continued low termination rates on older issued policies, and a $35 million increase from the Continental acquisition. The increase in our life insurance business was due to growth of our term and universal life in-force block. The increase in our group insurance business was principally driven by growth of the in-force and higher claims in the non-medical insurance products. The decrease in our payment protection insurance business was primarily related to lower claims in our run-off block of business within the U.K. which was partially offset by an $1 million increase attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals increased $24 million driven by $11 million from our payment protection insurance business, $8 million from our long-term care insurance business, $3 million from our life insurance business and $2 million from our group insurance business. The increase in our payment protection business was principally related to growth of in-force production in continental Europe and Ireland and an $8 million increase attributable to changes in foreign exchange rates. These increases were partially offset by a decrease in expenses resulting from lower production associated with the U.K. run-off block. The increase in our long-term care insurance business was largely the result of $7 million of expenses from the Continental acquisition.

Amortization of deferred acquisition costs and intangibles decreased $57 million primarily attributable to $32 million from our life insurance business, $28 million from our payment protection insurance business, partially offset by a $4 million increase in our long-term care insurance business. The decrease in our payment protection insurance business was largely driven by our run-off block and was partially offset by a $2 million increase attributable to changes in foreign exchange rates.

Current year amortization in our life business included decreases in our universal life insurance products of $7 million due to an unearned revenue adjustment and $7 million associated with revisions to estimated gross profit assumptions. Prior year amortization also included a $10 million unfavorable adjustment in our universal life amortization.

Interest expense increased $21 million from the issuance of additional non-recourse funding obligations and an increase in average variable rates paid those obligations.

Provision for income taxes

The effective tax rate decreased to 35.6% for the three months ended September 30, 2006 from 35.8% for the three months ended September 30, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, offset by nonrecurring favorable examination developments in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Protection segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$3,478	$3,412	$66	2%
Net investment income	1,073	948	125	13%
Net investment gains (losses)	4	—	4	NM (1)
Policy fees and other income	290	277	13	5%

Total revenues	4,845	4,637	208	4%

Benefits and expenses:
Benefits and other changes in policy reserves	2,347	2,195	152	7%
Interest credited	288	271	17	6%
Acquisition and operating expenses, net of deferrals	1,036	1,014	22	2%
Amortization of deferred acquisition costs and intangibles	381	476	(95)	(20)%
Interest expense	93	33	60	182%

Total benefits and expenses	4,145	3,989	156	4%

Income before income taxes	700	648	52	8%
Provision for income taxes	245	231	14	6%

Segment net income	455	417	38	9%
Adjustments to segment net income:
Net investment (gains) losses net of taxes and other adjustments	(3)	—	(3)	NM (1)

Segment net operating income	$452	$417	$35	8%

(1)	Not meaningful

The following table sets forth net operating income for the products included in our Protection segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating income:
Life insurance	$230	$196	$34	17%
Long-term care insurance	118	129	(11)	(9)%
Payment protection insurance	80	69	11	16%
Group life and health insurance	24	23	1	4%

Total segment net operating income	$452	$417	$35	8%

Segment net operating income

Segment net operating income in our life insurance business increased primarily due to in-force growth in term life insurance and continued favorable mortality. The increase in our payment protection insurance business net operating earnings was primarily associated with growth in continental Europe and Ireland production, partially offset by lower income in the U.K. and included a $3 million decrease, net of tax, attributable to changes in foreign exchange rates. The decrease in our long-term care insurance business was principally the result of higher incurred claims and lower investment yields as net insurance cash flows continue to be invested at new money rates lower than our portfolio yield.

Our current year long-term care business segment net operating income benefited from $17 million, net of tax, reserve adjustments, partially offset by $7 million, net of tax, of reinsurance adjustments. The prior year benefited from a $7 million, net of tax, favorable experience on a reinsured block. Prior year net operating income in our life insurance business was reduced by an $8 million unfavorable adjustment, net of tax, on reinsured term life insurance policies.

Revenues

Premiums increased $66 million driven by $117 million in our long-term care insurance business, $69 million in our life business and $19 million in our group business, offset by a decrease of $139 million in our payment protection business. The increase in our long-term care insurance business was attributable to growth in the long-term care insurance in-force block and included a $70 million increase in Medicare supplement attributable to the Continental acquisition. The increase in our life insurance business was due to in-force growth of term life insurance. The increase in our group insurance business was principally from growth in our non-medical products, partially offset by decreases in medical and individual voluntary products. Our payment protection insurance business decreased largely from the U.K. market including a $28 million decrease attributable to changes in foreign exchange rates. The decrease from the U.K. market was the result of continued run-off of low return blocks of business and the exit from the travel insurance business. Partially offsetting these decreases was growth in continental Europe and Ireland from new distribution relationships and an increase in consumer lending in those markets.

The prior year included $19 million of favorable items in our long-term care business that did not recur in the current year. Our long-term care business also decreased as a result of a $6 million classification to policy fees and other income in the current year.

The increase in net investment income was primarily the result of growth of our long-term care in-force block and an increase in assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term life insurance policies, partially offset by a $2 million decrease attributable to changes in foreign exchange rates in our payment protection insurance business.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Policy fees and other income increased $13 million attributable to $10 million in our long-term care insurance business and $6 million in our life insurance business, offset by a $3 million decrease in our group business. The decrease in our group insurance business was related to an expected drop in lives from the planned migration to outside third-party administrators.

The increase in our life insurance business was largely due to growth of our universal life insurance products. Partially offsetting this was a $13 million decrease related to an adjustment in unearned revenue in the current year, a $9 million increase related to an adjustment to unearned revenue on a closed block of non-standard business in the prior year, and a $12 million decrease related to an adjustment on a reinsured block of term life insurance policies in the prior year. The current year increase in our long-term care insurance business is the result of a $6 million classification from premiums and $4 million reclassification from interest credited.

Benefits and expense

Benefits and other changes in policy reserves increased $152 million attributable to a $151 million increase in our long-term care insurance business, a $32 million increase in our life insurance business and a $20 million increase in our group insurance business, partially offset by a decrease of $51 million in our payment protection business. The increase in our long-term care insurance business was the result of aging and growth of the in-force block, continued low termination rates on older issued policies, some with expiring reinsurance coverage, and also included a $52 million increase from the Continental acquisition. The increase in our life insurance business was due mainly to growth of our term and universal life in-force that was partially offset by favorable current year mortality. The increase in our group insurance business was principally driven by growth and higher claims in our non-medical insurance products. The decrease in our payment protection insurance business was primarily related to a reduction of claims in our run-off block of business within the U.K. and a $4 million decrease attributable to changes in foreign exchange rates.

Our long-term care business benefits and other changes in policy reserves also included reserve adjustments in both years. The prior year included $17 million of net favorable reserve adjustments including a favorable correction of a long-term care policy rider and a reserve adjustment on a closed block of business, partially offset by strengthening of claim reserves. The current year includes a $27 million decrease due to a favorable adjustment related to group long-term care policies.

Interest credited increased $17 million principally from $13 million in our long-term care insurance business driven by growth in cash surrender value of our corporate owned life insurance block of business.

Acquisition and operating expenses, net of deferrals increased $22 million from a $43 million increase from our long-term care insurance business and a $12 million increase from our life insurance business, offset by decreases of $30 million in our payment protection insurance business and $3 million in our group insurance business. The increase in our long-term care insurance business was largely the result of growth of in-force, $12 million from the Continental acquisition and $8 million increase related to a reinsurance adjustment in the current year. The increase in our life insurance business was primarily due to prior year expense favorability that did not recur in the current year. The decrease in our payment protection insurance business was principally from our run-off block and included a $15 million decrease attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased $95 million largely the result of a $70 million decrease in our payment protection insurance business and a $19 million decrease in our life insurance business. The decrease in our payment protection insurance business was primarily due to lower amortization from our run-off block and was partially offset by a $7 million increase attributable to changes in foreign exchange rates. Our long-term care insurance business decreased $4 million as a result of a $27 million unfavorable correction of a long-term care policy rider in the prior year. This decrease was partially offset by higher amortization from growth of the in-force block of long-term care insurance and higher terminations in our Medicare supplement product.

Current year amortization in our life insurance business included decreases in our universal life insurance products of $7 million due to an unearned revenue adjustment and $7 million associated with revisions to estimated gross profit assumptions. Prior year amortization also included a $10 million amortization adjustment in our universal life amortization.

Interest expense increased $60 million in our life insurance business from the issuance of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations.

Provision for income taxes

The effective tax rate decreased to 35.0% for the nine months ended September 30, 2006 from 35.6% for the nine months ended September 30, 2005. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, offset by nonrecurring favorable examination developments in 2005.

Protection selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance products as of or for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Term life insurance
Net earned premiums	$224	$205	9%	$658	$582	13%
Annualized first-year premiums	36	38	(5)%	107	101	6%
Revenues	282	241	17%	827	674	23%
Universal and whole life insurance
Net earned premiums and deposits	$112	$104	8%	$352	$304	16%
Annualized first-year deposits	9	7	29%	28	20	40%
Excess deposits	24	12	100%	65	26	150%
Revenues	163	187	(13)%	517	528	(2)%
Total life insurance
Net earned premiums and deposits	$336	$309	9%	$1,010	$886	14%
Annualized first-year premiums	36	38	(5)%	107	101	6%
Annualized first-year deposits	9	7	29%	28	20	40%
Excess deposits	24	12	100%	65	26	150%
Revenues	445	428	4%	1,344	1,202	12%

	As of September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Term life insurance
Life insurance in-force, net of reinsurance	$422,163	$366,131	15%
Life insurance in-force before reinsurance	583,780	525,264	11%
Universal and whole life insurance
Life insurance in-force, net of reinsurance	$41,595	$41,722	—%
Life insurance in-force before reinsurance	49,337	49,613	(1)%
Total life insurance
Life insurance in-force, net of reinsurance	$463,758	$407,853	14%
Life insurance in-force before reinsurance	633,117	574,877	10%

Term life insurance. Term life insurance annualized first-year premiums decreased primarily as a result of an increasingly competitive pricing environment. The increase in term life insurance net earned premiums and insurance in-force was primarily due to growth of the in-force block of business as a result of new and renewal premiums. Term life insurance revenues also increased due to higher net investment income related to an increase in invested assets related to securities purchased using the proceeds from our issuance of non-recourse funding obligations supporting our term life insurance capital management strategy.

Universal and whole life insurance. Universal life annualized first-year deposits increased primarily from new product offerings gaining momentum in the market. The decrease in our in-force block was largely the result of the continued run-off on our closed block of whole life insurance.

Long-term care insurance

The following tables set forth selected operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, as well as several run-off blocks of accident and health insurance and corporate-owned life insurance for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net earned premiums	$485	$412	18%	$1,368	$1,251	9%
Annualized first-year premiums:
Long-term care	44	38	16%	127	115	11%
Medicare supplement and other A&H	7	3	133%	23	9	130%
Revenues	679	583	16%	1,936	1,742	11%

The increase in annualized first-year premiums was primarily due to an increase in individual long-term care products, including $6 million on new product sales in California in the third quarter of 2006 ahead of a price increase and the broadening of our product offering in Medicare supplement, including $5 million and $9 million in the three and nine months ended September 30, 2006, respectively, from the Continental Life acquisition. The increase in net earned premium and revenue, was largely the result of the additional layer of 2005 annualized first-year premiums. The increase in revenue was also to the result of an higher net investment income principally from an increase in average invested assets backing growth of our long-term care business, partially offset by lower investment yields as a result of a continued low interest rate environment.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Payment protection insurance gross written premiums, premium equivalents and deposits	$552	$454	22%	$1,471	$1,408	4%
Mexico operations gross written premiums	18	14	29%	49	38	29%
Net earned premiums	310	343	(10)%	923	1,062	(13)%
Revenues	340	373	(9)%	1,011	1,157	(13)%

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, for the three and nine months ended September 30, 2006 includes $96 million and $128 million, respectively, of gross deposits on reciprocal reinsurance transactions, which we accounted for under the deposit method of accounting, and growth from continental Europe and Ireland. The three and nine months ended September 30, 2006 included an increase of $23 million and a decrease of $36 million, respectively, attributable to changes in foreign exchange rates. The remainder of the decrease compared to the respective prior year periods was largely driven by a decline of gross written premiums in the U.K., partially offset by growth in the continental Europe and Ireland market.

Net earned premiums and revenues for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 decreased primarily due to continued run-off of low return blocks of business in the U.K. market, the exit from our travel insurance business and a decrease attributable to changes in foreign exchange rates, partially offset by growth in the continental Europe and Ireland markets.

Group life and health insurance

The following table sets forth selected operating performance measures regarding our group products for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net earned premiums	$176	$166	6%	$512	$493	4%
Annualized first-year premiums	41	37	11%	119	105	13%
Revenues	190	180	6%	554	536	3%

The increase in annualized first-year premiums was the result of growth in sales in non-medical products, partially offset by lower sales of medical products due to competitive pricing in that market. Growth in net earned premiums is the result of sales growth in recent periods, predominantly in the non-medical and individual products, partially offset by lapses primarily in medical products.

Retirement Income and Investments segment

We offer U.S. customers fixed annuities, individual variable annuities, group variable annuities designed for 401(k) plans, single premium immediate annuities, variable life insurance, specialized products, including GICs, funding agreements and FABNs, and asset management products and services.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Retirement Income and Investments segment for the three months ended September 30, 2006 and 2005:

	Three month ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$210	$189	$21	11%
Net investment income	475	455	20	4%
Net investment gains (losses)	(8)	—	(8)	NM (1)
Policy fees and other income	85	61	24	39%

Total revenues	762	705	57	8%

Benefits and expenses:
Benefits and other changes in policy reserves	284	247	37	15%
Interest credited	286	274	12	4%
Acquisition and operating expenses, net of deferrals	76	66	10	15%
Amortization of deferred acquisition costs and intangibles	46	33	13	39%
Interest expense	2	1	1	100%

Total benefits and expenses	694	621	73	12%

Income before income taxes	68	84	(16)	(19)%
Provision for income taxes	20	25	(5)	(20)%

Segment net income	48	59	(11)	(19)%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	5	—	5	NM (1)

Segment net operating income	$53	$59	$(6)	(10)%

(1)	Not meaningful

The following tables set forth net operating income for the products included in our Retirement Income and Investments segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating income:
Spread-based retail	$23	$39	$(16)	(41)%
Spread-based institutional	9	6	3	50%
Fee-based	21	14	7	50%

Total segment net operating income	$53	$59	$(6)	(10)%

Segment net operating income

Segment net operating income from spread-based retail products decreased $16 million primarily due to lower investment income from bond calls and mortgage loan prepayments in the current year, an increase in DAC amortization resulting from higher lapses on fixed annuities and lower assets under management from withdrawals outpacing new deposits. Additionally, the prior year included income tax favorability that did not recur in the current year.

Segment net operating income from spread-based institutional products increased $3 million largely from higher spreads and growth in assets under management related to our FABNs.

Segment net operating income on fee-based products increased $7 million principally as a result of income tax benefits from dividends received deductions including a change in a prior year estimate and growth in assets under management driven by distribution expansion, favorable equity markets and continued product introduction and enhancements.

Revenues

The increase in premiums was primarily the result of a $53 million increase in our life-contingent single premium immediate annuities driven by higher sales. This increase was partially offset by a $28 million reduction in our life-contingent structured settlement annuities due to our continued pricing discipline in the low long-term interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product.

The increase in net investment income was principally a result of higher yields on floating rate investments backing spread-based institutional products and higher assets under management. Partially offsetting these increases were lower bond calls and commercial mortgage loan prepayment fees of $13 million as compared to prior year.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income was primarily attributable to a $22 million increase in the fee-based segment as a result of increased sales and growth in assets under management from distribution expansion, favorable equity markets and continued product introduction and enhancements.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily as a result of a $57 million increase in life-contingent single premium immediate annuities driven by higher sales, which was partially offset by a $21 million decrease in life-contingent structured settlement annuities due to our pricing discipline in the continuing low long-term interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product.

The increase in interest credited was principally due to a $28 million increase related to spread-based institutional products as a result of higher crediting rates on floating rate products and higher assets under management. This increase was partially offset by a $16 million decrease in interest credited on fixed annuities associated with crediting rates being reset to lower rates as the fixed annuities reach their initial crediting rate guarantee period.

The increase in acquisition and operating expenses, net of deferrals, was primarily from $13 million of expenses associated with higher sales and growth in assets under management in fee-based products.

The increase in amortization of deferred acquisition costs and intangibles was largely the result of an $11 million increase in spread-based retail products primarily due to higher lapses of fixed annuities.

Provision for income taxes

The effective tax rate decreased to 29.4% for the three months ended September 30, 2006 from 29.8% for the three months ended September 30, 2005. This decrease in the effective tax rate was primarily attributable to an increase in benefits from dividends received deductions including a change in prior year estimate, partially offset by nonrecurring favorable IRS examination developments in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Retirement Income and Investments segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$590	$674	$(84)	(12)%
Net investment income	1,427	1,320	107	8%
Net investment gains (losses)	(62)	—	(62)	NM (1)
Policy fees and other income	246	181	65	36%

Total revenues	2,201	2,175	26	1%

Benefits and expenses:
Benefits and other changes in policy reserves	792	856	(64)	(7)%
Interest credited	846	780	66	8%
Acquisition and operating expenses, net of deferrals	228	191	37	19%
Amortization of deferred acquisition costs and intangibles	122	92	30	33%
Interest expense	4	2	2	100%

Total benefits and expenses	1,992	1,921	71	4%

Income before income taxes	209	254	(45)	(18)%
Provision for income taxes	69	75	(6)	(8)%

Segment net income	140	179	(39)	(22)%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	31	—	31	NM (1)

Segment net operating income	$171	$179	$(8)	(4)%

(1)	Not meaningful

The following table sets forth net operating income for the products included in our Retirement Income and Investments segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating income:
Spread-based retail	$88	$108	$(20)	(19)%
Spread-based institutional	32	26	6	23%
Fee-based	51	45	6	13%

Total segment net operating income	$171	$179	$(8)	(4)%

Segment net operating income

Segment net operating income from spread-based retail products decreased $20 million primarily due to income tax favorability that did not recur in the current year, an increase in DAC amortization resulting from higher lapses on fixed annuities, lower net investment income related to bond calls and mortgage prepayments in the current year, unfavorable mortality on life-contingent annuities and lower assets under management from withdrawals outpacing new deposits.

Segment net operating income on fee-based products increased $6 million principally as a result of income tax benefits from dividends received deductions including a change in a prior year estimate and growth in assets under management driven by our distribution expansion, favorable equity markets and continued product introduction and enhancements.

Segment net operating earnings from spread-based institutional products increased $6 million primarily due to higher spreads and growth in assets under management related to our FABNs.

Revenues

The decrease in premiums was primarily the result of a $141 million reduction in our life-contingent structured settlement annuities due to our continued pricing discipline in the low long-term interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product. This decrease was partially offset by a $59 million increase in our life-contingent single premium immediate annuities driven by higher sales.

The increase in net investment income was principally due to increased yields on floating rate investments backing spread-based institutional products and higher assets under management. Partially offsetting this increase was lower net investment income related to bond calls and mortgage prepayment of $14 million in the current year.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The increase in policy fees and other income was primarily attributable to a $58 million increase in the fee-based segment as a result of increased sales and growth in assets under management from distribution expansion, favorable equity markets and continued product introduction and enhancements. In addition, surrender fees in our spread-based retail products increased $7 million.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily as a result of a $126 million decrease in life-contingent structured settlement annuities due to our continued pricing discipline in the continuing low long-

term interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product. This decrease was partially offset by a $67 million increase in life-contingent single premium immediate annuities driven largely by higher sales.

The increase in interest credited was principally due to a $97 million increase related to spread-based institutional products as a result of higher crediting rates on floating rate products and higher assets under management. This increase was partially offset by a $33 million decrease in interest credited on fixed annuities associated with crediting rates being reset to current, lower rates as the fixed annuities reach their initial crediting rate guarantee period.

The increase in acquisition and operating expenses, net of deferrals, was primarily from increased expenses of $44 million associated with higher sales and growth in assets under management in fee-based products. This was partially offset by $5 million of lower expenses associated with our deferred annuities.

The increase in amortization of deferred acquisition costs and intangibles was largely the result of a $24 million increase in spread-based retail products primarily due to higher lapses and more favorable gross profit margins. Additionally, fee-based products increased by $5 million attributable to growth in assets under management.

Provision for income taxes

The effective tax rate increased to 33.0% for the nine months ended September 30, 2006 from 29.5% for the nine months ended September 30, 2005. This increase in the effective tax rate was primarily attributable to a nonrecurring favorable IRS examination development in 2005, offset by an increase in benefits from dividends received deductions including a change in prior year estimate.

Retirement Income and Investments selected operating performance measures

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the three and nine months ended September 30, 2006 and 2005:

	As of or for the three months ended September 30,		Percentage change	As of or for the nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Fixed annuities
Account value, net of reinsurance, beginning of period	$14,835	$15,540	(5)%	$15,547	$15,113	3%
Deposits	424	530	(20)%	1,017	1,514	(33)%
Interest credited	137	154	(11)%	421	454	(7)%
Surrenders, benefits and product charges	(947)	(548)	73%	(2,536)	(1,405)	80%

Account value, net of reinsurance, end of period	$14,449	$15,676	(8)%	$14,449	$15,676	(8)%

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$5,888	$5,488	7%	$5,680	$5,344	6%
Net earned premiums and deposits	294	230	28%	834	657	27%
Interest credited	82	77	7%	240	234	3%
Surrenders, benefits and product charges	(200)	(217)	(8)%	(690)	(657)	5%

Account value, net of reinsurance, end of period	$6,064	$5,578	9%	$6,064	$5,578	9%

Structured settlements
Account value, net of reinsurance, beginning of period	$966	$765	26%	$871	$533	63%
Net earned premiums and deposits	37	69	(46)%	140	309	(55)%
Interest credited	14	11	27%	39	33	18%
Surrenders, benefits and product charges	(14)	(14)	—%	(47)	(44)	7%

Account value, net of reinsurance, end of period	$1,003	$831	21%	$1,003	$831	21%

Total premiums from spread-based retail products	$210	$189	11%	$590	$674	(12)%

Total deposits on spread-based retail products	$545	$640	(15)%	$1,401	$1,806	(22)%

Fixed annuities. The account value, net of reinsurance, decreased primarily due to lapses being greater than deposits throughout 2006. The attractiveness of certain fixed annuities has declined as a result of continued low long-term interest rates, a flat yield curve and competitiveness of short-term investment alternatives, such as certificates of deposit. These trends are having an adverse impact on both sales and retention of fixed annuities. In recent quarters, we have experienced improved spreads in fixed annuities principally from run-off of and crediting rate resets of historically higher crediting rate business. The continued low long-term interest rate environment and a relatively flat yield curve, along with our pricing discipline of selling business that meets our profitability objectives, have adversely affected sales and retention of our fixed annuities. We expect this trend to continue.

Single premium immediate annuities. The account value, net of reinsurance, increased primarily due to the positive net impact of new product sales, lower lapse percentages and higher interest credited on account values in 2005 and 2006.

Structured settlements. Our continued pricing discipline in a challenging and competitive long-term interest rate environment was the primary cause for lower sales of these products during 2006. As a result, and upon completion of a strategic review of our structured settlement annuities, we decided in the third quarter of 2006 to discontinue sales of this product based on relative profitability in this market compared to our other product lines. This exit is not expected to have a material impact on current or future earnings. We will, however, continue to service our current blocks of business.

Spread-based institutional products

The following table sets forth selected operating performance measures regarding our spread-based institutional products as of the three and nine months ended September 30, 2006 and 2005:

	As of or for the three months ended September 30,		Percentage change	As of or for the nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
GICs, funding agreements and FABNs
Account value, net of reinsurance, beginning of period	$9,886	$9,162	8%	$9,777	$9,541	2%
Deposits(1)	676	1,402	(52)%	2,154	3,114	(31)%
Interest credited	128	101	27%	365	269	36%
Surrenders and benefits(1)	(878)	(667)	32%	(2,484)	(2,926)	(15)%

Account value, net of reinsurance, end of period	$9,812	$9,998	(2)%	$9,812	$9,998	(2)%

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and are reflected as deposits. In the three months ended September 30, 2006 and 2005, surrenders and deposits included $105 million and $320 million, respectively, and in the nine months ended September 30, 2006 and 2005, surrenders and deposits included $415 million and $1,328 million, respectively, that were redeposited and reflected under “Deposits.”

Despite a slight decrease in account values due to GIC maturities, spread-based institutional account values benefited from the launch of our registered notes program in the fourth quarter of 2005. This program resulted in an issuance of $300 million of FABNs in 2005 and $1,450 million during 2006. The increase in interest credited was driven by higher crediting rates on our floating rate products largely due to an increase in short-term interest rates.

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of the nine months ended September 30, 2006 and 2005:

	As of or for the three months ended September 30,		Percentage change	As of or for the nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Income Distribution Series(2)
Account value, net of reinsurance, beginning of period	$1,555	$634	145%	$911	$462	97%
Deposits	334	109	NM (1)	965	286	NM (1)
Interest credited and investment performance	68	13	NM (1)	122	17	NM (1)
Surrenders, benefits and product charges	(28)	(9)	NM (1)	(69)	(18)	NM (1)

Account value, net of reinsurance, end of period	$1,929	$747	158%	$1,929	$747	158%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,458	$902	62%	$1,182	$632	87%
Deposits	105	137	(23)%	384	425	(10)%
Interest credited and investment performance	54	35	54%	113	51	122%
Surrenders, benefits and product charges	(32)	(26)	23%	(94)	(60)	57%

Account value, net of reinsurance, end of period	$1,585	$1,048	51%	$1,585	$1,048	51%

Variable life insurance
Account value, beginning of period	$367	$347	6%	$363	$345	5%
Deposits	7	7	—%	23	26	(12)%
Interest credited and investment performance	10	13	(23)%	23	13	77%
Surrenders, benefits and product charges	(13)	(12)	8%	(38)	(29)	31%

Account value, end of period	$371	$355	5%	$371	$355	5%

Third-party assets
Account value, beginning of period	$6,143	$4,335	42%	$5,180	$3,973	30%
Deposits	602	429	40%	1,827	1,112	64%
Interest credited and investment performance	154	160	(4)%	249	122	104%
Surrenders, benefits and product charges	(133)	(147)	(10)%	(490)	(430)	14%

Account value, end of period	$6,766	$4,777	42%	$6,766	$4,777	42%

(1)	Not meaningful
(2)	The Income Distribution Series offers variable annuity products and four riders that provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

Income Distribution Series. We experienced an increase in assets under management attributable to the launch of our guaranteed minimum withdrawal for life benefit rider in the fourth quarter of 2005. Sales of this product remained strong during 2006, achieving the highest production to date in the third quarter of 2006.

Traditional variable annuities. The increase in assets under management was principally the result of ongoing sales of our core income series variable annuity products and favorable equity markets for the first nine months of 2006. In addition, the introduction of our group variable annuity product in the fourth quarter of 2005 has contributed to the growth in our assets under management.

Third-party assets. Third-party assets include assets managed by our Genworth Financial Asset Management and Genworth Financial Advisor groups. The increase in third-party assets was primarily due to growth in managed money accounts from new and existing clients, as well as favorable equity markets. Significant contributors to the growth in deposits were the result of expansion of our distribution network, growth in our sales force, and changes in our fee structure. On October 20, 2006, we acquired AssetMark Investment Services, Inc., an investment management and advisor company with more than $9 billion in third-party assets under management.

Mortgage Insurance segment

In the U.S., Canada, Australia, Europe, New Zealand, Mexico and Japan, we offer mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages and mortgage related services for our financial services customers. These products generally also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Mortgage Insurance segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$262	$218	$44	20%
Net investment income	86	73	13	18%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	8	12	(4)	(33)%

Total revenues	356	303	53	17%

Benefits and expenses:
Benefits and other changes in policy reserves	76	36	40	111%
Acquisition and operating expenses, net of deferrals	76	81	(5)	(6)%
Amortization of deferred acquisition costs and intangibles	17	18	(1)	(6)%

Total benefits and expenses	169	135	34	25%

Income before income taxes	187	168	19	11%
Provision for income taxes	53	42	11	26%

Segment net income	134	126	8	6%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Segment net operating income	$134	$126	$8	6%

The following table sets forth net operating income for the products included in our Mortgage Insurance segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating income:
U.S. mortgage insurance	$53	$58	$(5)	(9)%
International mortgage insurance	81	68	13	19%

Total segment net operating income	$134	$126	$8	6%

Segment net operating income

Our U.S. mortgage insurance business segment net operating income remained flat compared to the prior year excluding $5 million, net of tax, of favorable net adjustments to losses, expenses and taxes in the prior year that did not recur. Higher losses and a higher effective tax rate were partially offset by lower expenses, growth in premiums and an increase in earnings from our intra-segment reinsurance and capital maintenance agreements with our international mortgage insurance business.

Our international mortgage insurance business segment net operating income increase includes an increase of $5 million, net of tax, attributable to changes in foreign exchange rates and favorable adjustments to losses of $6 million, net of tax, in the prior year that did not recur. Growth of the business and seasoning of our insurance in-force were partially offset by an increase in losses from portfolio seasoning and higher losses from a limited number of Australian distribution relationships, as well as continued investments in our global expansion.

Revenues

Our international mortgage insurance premiums increased by $37 million, $8 million of which was attributable to changes in foreign exchange rates, driven by the growth and aging of our international in-force block of business. The increase in our U.S. mortgage insurance business of $7 million was primarily driven by increased flow premiums resulting from higher average price per policy, increased reinsurance premiums assumed from our international mortgage insurance business and higher bulk premiums.

The increase in net investment income of $13 million, which included a $3 million increase attributable to changes in foreign exchange rates, was largely the result of an increase in invested assets associated with the growth of our international mortgage insurance business.

Policy fees and other income decreased by $4 million primarily due to the recent elimination of Canadian application fees in our international mortgage insurance business.

Benefits and Expenses

Our international mortgage insurance benefits and other changes in policy reserves increased $23 million, including a $1 million increase attributable to changes in foreign exchange rates. This increase was primarily driven by higher losses from seasoning of more recent in-force blocks of business, increased losses from a limited number of Australian distribution relationships and $9 million of favorable adjustments in the prior year that did not recur. The increase in our U.S. mortgage insurance business of $17 million was primarily attributable to the increase in losses associated with a smaller decline in our average reserve per delinquency than the prior year and a $5 million favorable adjustment to reserves on our prime bulk business in the prior year that did not recur.

Acquisition and operating expenses, net of deferrals decreased in our U.S. mortgage insurance business primarily driven by continued productivity initiatives and other expense reductions, lower contract underwriting volume and $4 million of non-recurring expenses in the prior year quarter. Acquisition and operating expenses, net of deferrals in our international mortgage insurance business increased as a result of continued investment in our existing international mortgage insurance platforms and potential new international platforms as well as a $2 million increase attributable to changes in foreign exchange rates.

Our U.S. mortgage insurance business amortization of deferred acquisition costs and intangibles decreased $4 million primarily due to an acceleration of amortization of deferred acquisition costs in the prior year related to low persistency rates. The increase in our international mortgage insurance business amortization of deferred acquisition costs was mainly due to the growth and seasoning of our insurance in-force in our international business.

Provision for income taxes

Provision for income taxes increased $11 million, which includes a $2 million increase attributable to changes in foreign exchange rates. The effective tax rate increased to 28.3% for the three months ended September 30, 2006 from 25.0% for the three months ended September 30, 2005. This increase in effective tax rate was primarily attributable to nonrecurring favorable IRS examination developments in 2005, offset by the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income and lower taxed foreign earnings.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Mortgage Insurance segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$776	$653	$123	19%
Net investment income	251	210	41	20%
Net investment gains (losses)	2	—	2	NM (1)
Policy fees and other income	26	34	(8)	(24)%

Total revenues	1,055	897	158	18%

Benefits and expenses:
Benefits and other changes in policy reserves	172	96	76	79%
Acquisition and operating expenses, net of deferrals	220	215	5	2%
Amortization of deferred acquisition costs and intangibles	45	42	3	7%

Total benefits and expenses	437	353	84	24%

Income before income taxes	618	544	74	14%
Provision for income taxes	172	156	16	10%

Segment net income	446	388	58	15%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	NM (1)

Segment net operating income	$445	$388	$57	15%

(1)	Not meaningful

The following table sets forth net operating income for the products included in our Mortgage Insurance segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Segment net operating income:
U.S. mortgage insurance	$197	$191	$6	3%
International mortgage insurance	248	197	51	26%

Total segment net operating income	$445	$388	$57	15%

Segment net operating income

Our U.S. mortgage insurance business segment net operating earnings increased as a result of lower expenses, an increase in earnings from our intra-segment reinsurance and capital maintenance agreements with our international mortgage insurance business and higher investment income. These were partially offset by an increase in losses and a higher effective tax rate. The current year includes a $2 million, net of tax, favorable adjustment to losses. The prior year includes $5 million, net of tax, favorable net adjustments to losses, expenses and taxes.

Our international mortgage insurance business segment net operating earnings increased by $51 million, including $9 million, net of tax, attributable to changes in foreign exchange rates, driven by growth of the business, seasoning of our insurance in-force and a decrease in effective tax rate. These were partially offset by an increase in losses from portfolio seasoning and higher losses from a limited number of Australian distribution relationships, as well as continued investments in our global expansion. The current year includes $5 million, net of tax, of favorable adjustments to premiums. The prior year includes $12 million, net of tax, of favorable adjustments to premiums and losses.

Revenues

Our international mortgage insurance premiums increased by $108 million, which included an increase of $11 million attributable to changes in foreign exchange rates, driven by the growth and aging of our international in-force block, which resulted in increased earned premiums from prior-year new insurance written. The year-over-year increase was impacted by a $10 million release of unearned premium reserves on our single premium product in the first quarter of 2005 due to the completion of a European cancellation study and was partially offset by an $8 million favorable adjustment of unearned premium reserves in Australia in the second quarter of 2006. The increase in premiums of $15 million in our U.S. mortgage insurance business was primarily due to increased reinsurance premiums assumed from our international mortgage insurance business, increased bulk premiums and increased flow premiums resulting from increased average price.

The increase in net investment income, which included an increase of $4 million attributable to changes in foreign exchange rates, was largely the result of an increase in invested assets associated with the growth of our international mortgage insurance and increased yield in the investment portfolio of our U.S. mortgage insurance business.

The decrease in policy fees and other income was primarily from lower fees for contract underwriting services in our U.S. mortgage insurance business and the recent elimination of Canadian application fees in our international mortgage insurance business.

Benefits and Expenses

Our U.S. mortgage insurance benefits and other changes in policy reserves increased $20 million primarily driven by an increase in losses associated with an increase in our average reserve per delinquency and an increase of $5 million related to a prime bulk reserve adjustment in the prior year that did not recur. This was partially offset by claims paid favorability and a $3 million decrease in reserves for severely impacted areas associated with Hurricanes Katrina and Rita. Our international mortgage insurance benefits and other changes in policy reserves increased $56 million primarily driven by higher losses in Australia reflecting the seasoning of more recent in-force blocks of business, increased losses from a limited number of distribution relationships in Australia and an increase of $9 million related to loss adjustments in the prior year that did not recur.

The increase in acquisition and operating expenses, net of deferrals, was primarily due to an increase in costs from our existing international platforms and continued investment in potential new international mortgage insurance platforms as well as a $2 million increase attributable to changes in foreign exchange rates. This increase was partially offset in our U.S. mortgage insurance business as a result of continued productivity improvements and other expense reductions, lower contract underwriting volume and an increase in indemnity reserves related to our U.S. contract services offerings in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles increased as a result of the growth and seasoning in our international mortgage insurance business which was partially offset by $6 million of accelerated amortization of deferred acquisition costs as a result of low persistency in the prior year that did not recur.

Provision for income taxes

Provision for income taxes increased $16 million, which includes a $5 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 27.8% for the nine months ended September 30, 2006 from 28.7% for the nine months ended September 30, 2005. This decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign earnings and a reduction in excess foreign tax credits, offset by nonrecurring favorable IRS examination developments in 2005. Our Mortgage Insurance segment’s effective tax rate is below the statutory rate primarily as a result of tax-exempt investment income and lower taxed foreign earnings.

Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. and international mortgage businesses as of or for the dates indicated:

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net premiums written:
U.S. mortgage insurance	$121	$112	8%	$355	$332	7%
International mortgage insurance	311	204	52%	759	509	49%

Total net premiums written	$432	$316	37%	$1,114	$841	32%

Net premiums earned:
U.S. mortgage insurance	$118	$111	6%	$350	$335	4%
International mortgage insurance	144	107	35%	426	318	34%

Total net premium earned	$262	$218	20%	$776	$653	19%

New insurance written:
U.S. mortgage insurance	$8,200	$7,200	14%	$23,200	$20,100	15%
International mortgage insurance	28,700	21,000	37%	70,800	56,600	25%

Total new insurance written	$36,900	$28,200	31%	$94,000	$76,700	23%

Net premiums written

For the three months ended September 30, 2006, the increase in net premiums written was primarily driven by increases in new insurance written in our international mortgage insurance business. The increase in our international mortgage insurance business of $107 million, which included an increase of $17 million attributable to changes in foreign exchange rates, was primarily the result of an increase in flow new insurance written. The increase in net premiums written in our U.S. mortgage insurance business of $9 million was primarily due to higher flow average price per policy, more sales of our single premium product and increased reinsurance premiums assumed from our international mortgage insurance business.

For the nine months ended September 30, 2006, the increase in net premiums written was primarily due to increases in new insurance written in our international mortgage insurance business. The increase in our international business of $250 million, which included an increase of $19 million attributable to changes in foreign exchange rates, was the result of an increase in new insurance written. Included in the international increase was the impact of a catch-up of sales reported to us due to a delay in timing of customer reporting in Australia. The increase in net premiums written in our U.S. mortgage insurance business of $23 million was principally from higher flow average price per policy, higher sales of our single premium product and increased reinsurance premiums assumed from our international mortgage insurance business.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the estimated expiration of risk. As of September 30, 2006, our unearned premium reserves in our international mortgage insurance business increased to $2.3 billion from $1.7 billion as of September 30, 2005.

New insurance written

For the three months ended September 30, 2006, the increase in new insurance written was primarily driven by our international mortgage insurance business. International new insurance written increased $7.7 billion, which included an increase of $1.1 billion attributable to changes in foreign exchange rates. The increase in international new insurance written was largely due to growth in international flow and bulk products, which was primarily the result of ongoing expansion of our customer base in Europe and continued account penetration in Canada. U.S. new insurance written increased $1.0 billion associated with an increase in our bulk product writings.

For the nine months ended September 30, 2006, the increase in new insurance written was driven by both our U.S. and international mortgage insurance businesses. International new insurance written increased $14.2 billion, which included an increase of $0.3 billion attributable to changes in foreign exchange rates. The increase in international new insurance written was primarily due to growth in international flow insurance which is the result of the ongoing expansion of our customer base in Europe, continued account penetration in Canada, strong sales by key customers in Australia and a catch-up of sales reported to us caused by a delay in timing of customer reporting in Australia. U.S. new insurance written increased $3.1 billion primarily due to an increase in our bulk product writings and a modest increase in flow new insurance written.

	As of September 30,		Percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Primary insurance in-force:
U.S. mortgage insurance	$104,000	$101,900	2%
International mortgage insurance	319,600	231,000	38%

Total primary insurance in-force	$423,600	$332,900	27%

Risk in-force:
U.S. mortgage insurance	$23,000	$22,500	2%
International mortgage insurance	102,700	74,500	38%

Total risk in-force	$125,700	$97,000	30%

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were driven by new insurance written in our international mortgage insurance business as we continue to execute our global expansion strategy and higher policy persistency combined with new insurance written in our U.S. mortgage insurance business. Our U.S. flow persistency was 72% and 64% for the nine months ended September 30, 2006 and September 30, 2005. We believe that sustained higher interest rates and increased persistency will lead to stable to growing levels of insurance in-force. Primary insurance in-force in our U.S. mortgage insurance business increased from $102 billion as of June 30, 2006 to $104 billion as of September 30, 2006. This increase in primary insurance-in-force reflected the second sequential quarter increase in flow insurance in-force after nearly five years of decline.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective risk in-force” amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ending September 30, 2006 and 2005, this factor was 35%.

Loss and expense ratios:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Loss ratio:
U.S. mortgage insurance	37%	24%	13%	25%	20%	5%
International mortgage insurance	22%	8%	14%	20%	9%	11%
Total loss ratio	29%	17%	12%	22%	15%	7%

Expense ratio:
U.S. mortgage insurance	36%	55%	(19)%	35%	45%	(10)%
International mortgage insurance	16%	18%	(2)%	19%	21%	(2)%
Total expense ratio	22%	31%	(9)%	24%	31%	(7)%

The loss ratio is the ratio of incurred losses and loss adjustment expense to net premiums earned.

For the three months ended September 30, 2006, our U.S. loss ratio increased 13 percentage points primarily driven by an increase in losses associated with a smaller decline in our average reserve per delinquency than the prior year and a $5 million favorable adjustment to prime bulk reserves in the prior year that did not recur. The international loss ratio increased 14 percentage points principally from higher losses as a result of seasoning of more recent in-force blocks of business and increased losses from a limited number of Australian distribution relationships, and an increase of $9 million related to loss adjustments in the prior year that did not recur.

For the nine months ended September 30, 2006, our international loss ratio increased 11 percentage points principally from higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased losses from a limited number of distribution relationships. The increase in our U.S. loss ratio was largely the result of an increase in our average reserve per delinquency.

The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

For the three months and nine months ended September 30, 2006, the decrease in the expense ratio was primarily driven by continued productivity improvements and other expense reductions in our U.S. mortgage insurance business and strong net premiums written growth in our international mortgage insurance business, partially offset by an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms.

Corporate and Other segment

The Corporate and Other segment consists primarily of unallocated corporate net investment income and expenses, the results of a small, non-core business that is managed outside our operating segments, and most of our interest expense and other financing costs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Corporate and Other segment for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$9	$7	$2	29%
Net investment income	20	53	(33)	(62)%
Net investment gains (losses)	—	(7)	7	NM (1)
Policy fees and other income	3	3	—	—%

Total revenues	32	56	(24)	(43)%

Expenses:
Benefits and other changes in policy reserves	1	3	(2)	(67)%
Acquisition and operating expenses, net of deferrals	25	27	(2)	(7)%
Amortization of deferred acquisition costs and intangibles	1	3	(2)	(67)%
Interest expense	51	58	(7)	(12)%

Total benefits and expenses	78	91	(13)	(14)%

Loss before income taxes	(46)	(35)	(11)	(31)%
Benefit for income taxes	(14)	(12)	(2)	17%
Cumulative effect of accounting change	—	—	—	—%

Segment net loss	(32)	(23)	(9)	(39)%
Adjustments to segment net loss:
Net investment gains (losses), net of taxes and other adjustments	—	4	(4)	NM (1)
Cumulative effect of accounting change	—	—	—	—%

Segment net operating loss	$(32)	$(19)	$(13)	(68)%

(1)	Not meaningful

Segment net operating loss

The increase in the segment net operating loss was primarily attributable to lower unallocated investment income and lower limited partnership distribution income in the current year. The lower unallocated investment income is the result of our capital management strategy utilizing excess capital for the Continental acquisition and for $675 million of stock buybacks in 2006.

Revenues

The decrease in net investment income was primarily the result of lower income of $13 million from consolidated securitization entities, which were derecognized in the first quarter of 2006, lower unallocated investment income of $10 million and a $7 million decrease in net investment income from limited partnership distributions

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Interest expense consists of interest and other financial charges related to our debt that is not allocated for segment reporting purposes. The decrease was primarily associated with the first quarter 2006 derecognition of borrowings related to securitization entities which was partially offset by a higher interest rate environment on corporate debt.

Benefit for income taxes

The increased tax benefit is driven primarily by higher pretax losses for the three months ended September 30, 2006, offset by an increase in non-deductible expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the results of operations relating to our Corporate and Other segment for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2006 vs. 2005
Revenues:
Premiums	$23	$27	$(4)	(15)%
Net investment income	70	117	(47)	(40)%
Net investment gains (losses)	(21)	(13)	(8)	(62)%
Policy fees and other income	10	9	1	11%

Total revenues	82	140	(58)	(41)%

Expenses:
Benefits and other changes in policy reserves	3	5	(2)	(40)%
Acquisition and operating expenses, net of deferrals	45	56	(11)	(20)%
Amortization of deferred acquisition costs and intangibles	3	8	(5)	(63)%
Interest expense	160	178	(18)	(10)%

Total benefits and expenses	211	247	(36)	(15)%

Loss before income taxes	(129)	(107)	(22)	(21)%
Benefit for income taxes	(39)	(37)	(2)	5%
Cumulative effect of accounting change, net of taxes	4	—	4	NM (1)

Segment net loss	(86)	(70)	(16)	(23)%
Adjustments to segment net loss:
Net investment (gains) losses, net of taxes and other adjustments	13	8	5	63%
Cumulative effect of accounting change	(4)	—	(4)	NM (1)

Segment net operating loss	$(77)	$(62)	$(15)	(24)%

(1)	Not meaningful

Segment net operating loss

The increase in the segment net operating loss was primarily attributable to lower unallocated net investment income driven by lower income from consolidated securitization entities, which were derecognized in the first quarter of 2006, lower unallocated investments and higher interest expense. The lower unallocated investment income is the result of our capital management strategy utilizing excess capital for the Continental acquisition for $675 million for stock buybacks in 2006 and the increase in interest expenses was the result of the higher interest rate environment on corporate debt. The lower unallocated investment income was partially offset by a decrease in unallocated acquisition and operating expenses, net of deferrals, as a result of increased expense allocation to other business segments.

Revenues

Premiums decreased mainly from continued run-off of certain credit life insurance blocks.

The decrease in net investment income was primarily the result of lower income from consolidated securitization entities, which were derecognized in the first quarter of 2006 and lower unallocated invested assets.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily as a result of lower unallocated expenses remaining in the Corporate and Other segment in 2006 compared to 2005.

The decrease in interest expense was primarily associated with the first quarter 2006 derecognition of borrowings related to securitization entities which was partially offset by a higher interest rate environment on corporate debt.

Provision for income taxes

The increased tax benefit for additional pretax loss for the nine months ended September 30, 2006 is offset by an increase in non-deductible expenses.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.8%	$735	5.7%	$690	0.1%	$45
Fixed maturities—non-taxable	4.7%	32	4.5%	31	0.2%	1
Commercial mortgage loans	6.1%	126	6.6%	116	(0.5)%	10
Equity securities	15.9%	6	0.3%	6	15.6%	—
Other investments	4.0%	9	9.9%	25	(5.9)%	(16)
Policy loans	8.5%	32	8.5%	27	—%	5
Restricted investments held by securitization entities	—%	—	6.3%	12	(6.3)%	(12)
Cash, cash equivalents and short-term investments	4.0%	23	3.0%	13	1.0%	10

Gross investment income before expenses and fees	5.8%	963	5.8%	920	—%	43
Expenses and fees		(19)		(18)		(1)

Net investment income	5.7%	$944	5.7%	$902	—%	$42

	Nine months ended September 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.8%	$2,185	5.6%	$2,013	0.2%	$172
Fixed maturities—non-taxable	4.6%	94	4.5%	96	0.1%	(2)
Commercial mortgage loans	6.4%	385	6.3%	312	0.1%	73
Equity securities	13.7%	20	8.5%	18	5.2%	2
Other investments	4.9%	32	9.1%	61	(4.2)%	(29)
Policy loans	8.8%	94	8.5%	80	0.3%	14
Restricted investments held by securitization entities(1)	5.4%	7	6.5%	39	(1.1)%	(32)
Cash, cash equivalents and short-term investments	3.8%	60	2.0%	27	1.8%	33

Gross investment income before expenses and fees	5.8%	2,877	5.6%	2,646	0.2%	231
Expenses and fees		(56)		(51)		(5)

Net investment income	5.7%	$2,821	5.5%	$2,595	0.2%	$226

(1)	Reflects two months of activity prior to the re-securitization of these assets as further described in note 8 in our “—Notes to Condensed Consolidated Financial Statements.”

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

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$11	$35	$41	$86
Realized losses on sale	(19)	(10)	(95)	(31)
Loss on derecognition of securitization entities	—	—	(17)	—
Impairments	(1)	(32)	(6)	(68)
Net unrealized losses on trading securities	—	—	(1)	—
Derivative instruments	2	—	—	—
Other	1	—	1	—

Net investment gains (losses)	$(6)	$(7)	$(77)	$(13)

For the three months ended September 30, 2006 and 2005, we recognized impairments of $1 million and $32 million, respectively, and for the nine months ended September 30, 2006 and 2005, we recognized impairments of $6 million and $68 million, respectively. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2006 and 2005, was $919 million and $251 million, respectively, which was approximately 98% and 97% of book value, respectively. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2006 and 2005, was $2,987 million and $1,409 million, respectively, which was approximately 97% and 98% of book value, respectively.

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

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2006		December 31, 2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale
Public	$40,024	58%	$40,539	59%
Private	14,256	20	13,398	19
Commercial mortgage loans	8,315	12	7,558	11
Other invested assets	3,050	5	3,174	5
Policy loans	1,498	2	1,350	2
Restricted investments held by securitization entities	—	—	685	1
Equity securities, available-for-sale	192	—	206	—
Cash and cash equivalents	2,302	3	1,875	3

Total cash, cash equivalents and invested assets	$69,637	100%	$68,785	100%

The total investment portfolio increased $852 million. The increase was primarily due to cash generated from operating activities, net of cash used for financing activities, which was invested in fixed maturities and commercial mortgage loans. This was partially offset by lower net unrealized gains as a result of a higher interest rate environment, the derecognition of restricted investments held by securitization entities from our consolidated statement of financial position and decreased participation in the securities lending program.

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statement of income. As of September 30, 2006 and December 31, 2005, the fair value of the trading portfolio was $31 million and $15 million, respectively.

As of September 30, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$697	$24	$(6)	$715
Tax exempt	2,615	107	(2)	2,720
Government—non U.S.	1,702	73	(4)	1,771
U.S. corporate	24,785	656	(359)	25,082
Corporate—non U.S.	10,382	212	(152)	10,442
Mortgage and asset-backed	13,521	147	(118)	13,550

Total fixed maturities	53,702	1,219	(641)	54,280
Equity securities	161	33	(2)	192

Total available-for-sale securities	$53,863	$1,252	$(643)	$54,472

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

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. In the third quarter of 2006 we pledged additional securities of $500 million under our repurchase program. At September 30, 2006, the total fair value of securities pledged under the repurchase program is $833 million and the offsetting repurchase obligation of $798 million is included in other liabilities on the Condensed Consolidated Balance Sheet.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2006:

	Less Than 12 Months			12 Months or more
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$138	$(2)	12	$148	$(4)	29
Tax exempt	21	—	7	165	(2)	64
Government—non U.S.	282	(3)	110	64	(1)	23
U.S. corporate	5,303	(111)	509	6,320	(248)	676
Corporate—non U.S.	3,171	(61)	441	2,392	(91)	251
Mortgage and asset backed	1,933	(15)	300	4,394	(103)	485

Subtotal, fixed maturities	10,848	(192)	1,379	13,483	(449)	1,528
Equity securities	—	—	—	28	(2)	13

Total temporarily impaired securities	$10,848	$(192)	1,379	$13,511	$(451)	1,541

% Below cost—fixed maturities:
<20% Below cost	$10,824	$(182)	1,374	$13,472	$(443)	1,521
20-50% Below cost	23	(8)	2	10	(4)	5
>50% Below cost	1	(2)	3	1	(2)	2

Total fixed maturities	10,848	(192)	1,379	13,483	(449)	1,528

% Below cost—equity securities:
<20% Below cost	—	—	—	28	(2)	13
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	—	—	—	28	(2)	13

Total temporarily impaired securities	$10,848	$(192)	1,379	$13,511	$(451)	1,541

Investment grade	$10,040	$(172)	1,212	$12,782	$(412)	1,416
Below investment grade	808	(20)	167	714	(38)	117
Not Rated—Fixed maturities	—	—	—	4	—	1
Not Rated—Equities	—	—	—	11	(1)	7

Total temporarily impaired securities	$10,848	$(192)	1,379	$13,511	$(451)	1,541

The investment securities in an unrealized loss position as of September 30, 2006 consisted of 2,920 securities accounting for unrealized losses of $643 million. Of these unrealized losses 91% were investment grade (rated AAA through BBB-) and 98% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates.

Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2006, 7 securities were 20% or more below cost, including 5 securities, which were also below investment grade (rated BB+ and below). These 5 securities accounted for unrealized losses of $3 million. These securities consisted of 3 issuers primarily in the automotive industry and were current on all terms. The unrealized loss on the automotive investments was primarily caused by deteriorating market share and legacy issues. The automotive issuer continues to maintain significant liquidity relative to its maturity and we currently expect to collect full principal and interest.

As of September 30, 2006, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

The fair value of derivative instruments, including financial futures, interest rate and foreign currency swaps and equity index options, are based upon pricing valuation models which utilize independent third party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$16,763	$503	$7,894	$508
Foreign currency swaps	559	(4)	533	4
Equity index options	281	23	265	21
Financial futures	16	—	27	—

Total	$17,619	$522	$8,719	$533

As of September 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $552 million and $559 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $30 million and $26 million, respectively.

The increase in the notional value of derivatives was primarily due to a forward starting interest rate swap with a notional value totaling $7.7 billion to hedge the cash flows of forecasted transactions related to our long-term care business within our Protection segment. In addition, we entered into interest rate swaps with notional value of $0.9 billion to convert fixed rate liabilities into floating rate liabilities consistent with the overall asset-liability management for our FABN business within our Retirement Income and Investments segment.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2006	2005
Net cash from operating activities	$3,350	$2,424
Net cash from investing activities	(1,554)	(2,855)
Net cash from financing activities	(1,351)	339

Net increase (decrease) in cash less foreign exchange effect	$445	$(92)

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the nine months ended September 30, 2006 was primarily the result of increases in our long-term care insurance reserves due to normal aging of the in-force block, growth of our international mortgage insurance unearned premium reserves and tax payments made in 2005 that did not recur in 2006.

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

The increase in net cash from investing activities for the nine months ended September 30, 2006, compared to September 30, 2005, was primarily the result of an increased level of proceeds from fixed maturities and sale of investments offset by purchases caused primarily by cash from the issuances of non-recourse funding obligations and commercial paper borrowings. The cash provided by these issuances was partially offset by investment proceeds used to provide for the net redemptions of our investment contracts.

Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the nine months ended September 30, 2006, cash from financing activities included net redemptions on investment contracts of $1,811 million and cash used for the acquisition of treasury stock of $675 million, partially offset by $143 million provided by commercial paper borrowings.

Total assets were $107.8 billion as of September 30, 2006, compared to $105.7 billion as of December 31, 2005. The increase in total assets was driven primarily by deferred acquisition costs, fixed maturity securities, commercial mortgage loans and cash and cash equivalents driven primarily by normal business growth. Total liabilities were $94.5 billion as of September 30, 2006, compared to $92.3 billion as of December 31, 2005. The increase in total liabilities was primarily driven by an increase in our long-term care insurance reserves due to normal aging of the in-force block, growth of our international mortgage insurance and issuances of non-recourse funding obligations.

Effective March 16, 2005, we began a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collaterized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. In the third quarter of 2006 we pledged additional securities under our repurchase program. At September 30, 2006, the fair value of securities pledged under the repurchase program totaled $833 million and the offsetting repurchase obligation of $798 million is included in other liabilities on the Condensed Consolidated Balance Sheet.

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

Our holding company had $223 million and $332 million of cash and cash equivalents as of September 30, 2006 and December 31, 2005, respectively.

In the first and second quarters of 2006, we declared common stock dividends of $34 million and $35 million, respectively, which were paid in the second and third quarters of 2006, respectively. During the third quarter of 2006, we raised the quarterly dividend by 20% to $0.09 a share from $0.075 a share. In addition, we declared dividends on our common stock of $40 million, which will be paid during the fourth quarter of 2006. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit.

During the quarter, we repurchased 3.6 million shares at a weighted average price of $34.43. Under the share repurchase program approved by our board of directors in December 2005, we had the authority to repurchase an additional $75 million. Additionally, on October 26, 2006, our Board of Directors increased the size of the stock repurchase program to $1.0 billion, an increase of $250 million, raising our remaining repurchase capacity to $325 million.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. Dividend restriction laws in Virginia and North Carolina, states in which Genworth has domiciled regulated insurance entities, changed effective July 1, 2006 and December 31, 2006, respectively. In both states, the insurance laws changed to “greater of” from “lesser of” provisions, wherein the maximum amount that can be paid within a twelve-month period without prior approval by the Insurance Commissioner of the state is limited to the greater of (a) 10% of the insurance company’s capital and surplus as of the prior December 31 or (b) net gains from operations (for life insurance companies) or net income, excluding realized investment gains (for property and casualty insurance companies) for the twelve-month period ending on the prior December 31. We believe these changes will enhance holding company liquidity. During the nine months ended September 30, 2006, we received dividends from our insurance subsidiaries of $247 million, of which $243 million was received from our principal domestic mortgage insurance subsidiary during the third quarter of 2006.

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

As of September 30, 2006, we had approximately $2.7 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.7 billion aggregate amount outstanding as of September 30, 2006, $875 million had put option features including $425 million with put options features of 90 days and $450 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2006, our total cash and invested assets was $69.6 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 35% of the carrying value of our total cash and invested assets as of September 30, 2006.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of September 30, 2006 was $1.5 billion.

Capital resources and financing activities

On May 25, 2006 we entered into a $1.0 billion five-year revolving credit facility, which matures in May 2011, replacing our $1.0 billion five-year revolving credit facility, which was scheduled to mature in May 2009. We also have a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of September 30, 2006, we utilized $171 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our Mortgage Insurance subsidiaries.

On January 20, 2006, River Lake Insurance Company III (“River Lake III”), a special purpose financial captive insurance company wholly owned by First Colony Life Insurance Company (“First Colony”), our indirect wholly owned subsidiary , issued $750 million in aggregate principal amount of floating rate surplus notes due 2036 (the “RL III Notes”). River Lake III has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate amount of $1.2 billion (including the RL III Notes), but is under no obligation to do so.

On September 22, 2006, River Lake Insurance Company (“River Lake I”), a special purpose captive insurance company wholly owned by First Colony, our indirect wholly owned subsidiary of the Company, issued $300 million in aggregate principal amount of floating rate surplus notes due 2033 (the “RL I Notes”). River Lake I previously received approval from the Director of Insurance of the State of South Carolina (the “Director”) on July 23, 2003 to issue up to an aggregate amount of $1.2 billion of its floating rate surplus notes and has issued an aggregate of $1.1 billion to date (including the RL I Notes). Despite having additional capacity, River Lake I does not expect to issue any additional notes.

On October 24, 2006, Rivermont Life Insurance Company I (“Rivermont I”), a special purpose financial captive insurance company wholly owned by First Colony, itself an indirect wholly-owned subsidiary of the Company, issued $315 million in aggregate principal amount of floating rate surplus notes due 2050 (the “Rivermont I Notes”). Rivermont I has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate principal amount of $475 million (including the Rivermont I Notes), but is under no obligation to do so. The Rivermont I Notes are direct financial obligations of Rivermont I and are not guaranteed by First Colony or Genworth.

The Rivermont I Notes were issued by Rivermont I to fund statutory reserves for policies subject to Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”), as clarified by Actuarial Guideline 38 (more commonly known as “AXXX”) and its predecessor regulations. Rivermont I has reinsured from First Colony, on a combination coinsurance and modified coinsurance basis, certain universal life insurance policies with secondary guarantees written or reinsured by First Colony. Genworth has agreed to provide a limited guaranty to Rivermont I to mitigate certain interest rate risks associated with this reinsurance. First Colony has also agreed to indemnify Rivermont I for certain limited costs.

The Notes have been sold to a third-party for deposit into certain Delaware trusts (the “Trusts”) that will issue money market or term securities (the “Securities”). The holders of the Rivermont I Notes cannot require repayment from Genworth or any of its subsidiaries, other than Rivermont I, the direct issuer of the Rivermont I Notes. Genworth has also agreed, under certain circumstances, to provide to the Trusts a certain amount of liquidity in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.

Rivermont I will pay interest on the principal amount of the Rivermont I Notes on a monthly basis, subject to regulatory approval. Any payment of principal of, including by redemption, or interest on the Rivermont I Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. The holders of the Rivermont I Notes have no rights to accelerate payment of principal of the Rivermont I Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Rivermont I reserves the right to repay the Rivermont I Notes at any time, subject to the terms of the Rivermont I Notes and prior regulatory approval.

On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing Genworth to repurchase up to $750 million of our common stock over the succeeding 18 months. Additionally, on October 26, 2006, our Board of Directors increased the size of the stock repurchase program to $1.0 billion, an increase of $250 million. We expect the purchases to be made from time to time in the open market or in privately negotiated transactions, and will be funded from cash and/or the proceeds from issuance of debt securities.

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

During the second quarter of 2006, we repurchased 2.2 million shares of our Class A Common Stock at an average market price of $33.24 per share for an aggregate price of $74 million. During the third quarter of 2006, we repurchased 3.6 million shares of our Class A Common Stock at an average market price of $34.43 per share for an aggregate price of approximately $122 million. We financed these repurchases with cash available at the holding company.

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

During the second quarter of 2006, we agreed to acquire AssetMark, as further described in note 4 in our “—Notes to Condensed Consolidated Financial Statements.”

During 2006, we issued $1.05 billion in non-recourse funding obligations, and $229 million of commercial paper borrowings as further described in note 7 in our “—Notes to Condensed Consolidated Financial Statements.”

There have been no other material additions or changes to our contractual obligations and commercial commitments as set forth in our 2005 Annual Report on Form 10-K.

Securitization Entities

During the first quarter of 2006, we derecognized securitization entity balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips. We recognized a loss on sale of $11 million, net of tax, from this re-securitization transaction. See note 8 in our “—Notes to Condensed Consolidated Financial Statements.”

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2005 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. In addition, there were no new material legal proceedings during the quarter.

As previously identified, the U.K. antitrust authorities are conducting a review of the payment protection insurance sector in the United Kingdom. The review is in response to a complaint lodged under U.K. anti-trust law by a consumer activist group (the Citizens Advice Bureau). In October 2006, the antitrust authorities published their provisional findings which concluded that there are features of the payment protection insurance market which may be adversely affecting competition. Accordingly, the U.K. antitrust authorities are recommending that a more detailed review of the payment protection insurance market can be carried out. The U.K. antitrust authorities are currently consulting with industry participants on their provisional findings and are expected to issue their final report in the first quarter of 2007. We are participating in the consultation process.

Also as previously identified, the Financial Services Authority in the U.K. conducted an industry-wide review of payment protection insurance products in 2005. The Financial Services Authority has recently completed a further review of payment protection insurance products. Although the Financial Services Authority concluded that there have been improvements since 2005, the Financial Services Authority identified a number of areas of concern, in particular relating to sales practices. During 2007, the Financial Services Authority intends to examine whether additional regulation of payment protection insurance products is required.

In additional, as previously identified, in January 2006, as part of an industry-wide review, our U.S. mortgage insurance subsidiary received an administrative subpoena from the Minnesota Department of Commerce with respect to our reinsurance arrangements, including captive reinsurance transactions. During the third quarter of 2006, we received a follow-up industry-wide request from Minnesota for additional information, and we have responded.

We cannot assure that the above, or previously identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

As previously identified, one of our mortgage insurance subsidiaries is named as a defendant in two lawsuits filed in the U.S. District Court for the Northern District of Illinois, William Portis et al. v. GE Mortgage Insurance Corp. and Karwo v. Citimortgage, Inc. and General Electric Mortgage Insurance Corporation. The Portis complaint was filed on January 15, 2004, and the Karwo complaint was filed on March 15, 2004. Each action seeks certification of a nationwide class of consumers who allegedly were required to pay for our private mortgage insurance at a rate higher than our “best available rate,” based upon credit information we obtained. Each action alleges that the Fair Credit Reporting Act (“FCRA”) requires notice to such borrowers and that we violated the FCRA by failing to give such notice. The plaintiffs in Portis allege in the complaint that they are entitled to “actual damages” and “damages within the Court’s discretion of not more than $1,000 for each separate violation” of the FCRA. The plaintiffs in Karwo allege that they are entitled to “appropriate actual, punitive and statutory damages” and “such other or further relief as the Court deems proper.” Similar cases were filed against six other mortgage insurers. We have vigorously denied liability with respect to plaintiffs’ allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with consumers, our mortgage insurance subsidiary reached an agreement to settle the cases on a nationwide class action basis. At a hearing on October 16, 2006, the Court gave final approval to the settlement. In the fourth quarter of 2005, upon reaching an initial agreement in principle with respect to the settlement, an accrual was established representing our best estimate of the cost of the settlement. The precise amount of payments in this matter cannot be estimated because they are dependent the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms.

As previously identified, one of our mortgage insurance subsidiaries is involved in an arbitration regarding our delegated underwriting practices. A mortgage lender that underwrote loan applications for mortgage insurance under our delegated underwriting program commenced the arbitration against us in 2003 after we rescinded policy coverage for a number of mortgage loans underwritten by that lender. We rescinded coverage because we believe those loans were not underwritten in compliance with applicable program standards and underwriting guidelines. However, the lender claims that we improperly rescinded coverage. In addition to seeking reinstatement of coverage, attorney’s fees and punitive damages are sought. The first phase of the arbitration covering 30 loans was held in January 2005 and the panel ordered that 28 of the loans be reinstated. The second phase covering 33 loans was held in July 2005 and the arbitration panel ordered reinstatement of coverage on 5 of the 33 loans. We agreed to a recess of the third phase of arbitration to determine if any settlement could be effected. In March 2006, an agreement in principle to settle this matter was reached. The settlement was finalized in a written settlement agreement dated July 31, 2006. Previously established reserves are adequate to cover the expected settlement costs.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1, 2006 through July 31, 2006	—	$—	—	$197,405,914
August 1, 2006 through August 31, 2006	2,916,500	$34.26	2,916,500	97,413,684
September 1, 2006 through September 30, 2006	634,625	$35.26	634,625	75,016,524

Total	3,551,125	$34.43	3,551,125	$75,016,524

(1)	On December 21, 2005, our Board of Directors approved a stock repurchase program, authorizing Genworth to repurchase up to $750 million of our common stock over the succeeding 18 months. Additionally, on October 26, 2006, our Board of Directors increased the size of the stock repurchase program to $1.0 billion, an increase of $250 million.

Item 6. Exhibits

10.52.7	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Victor C. Moses

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Victor C. Moses

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: October 27, 2006

	By:	/s/ SCOTT R. LINDQUIST
Scott R. Lindquist Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)