Form 10-Q
period 2007-03-31
GENWORTH FINANCIAL INC
filed 2007-05-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 27, 2007, 434,873,498 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenues:
Premiums	$1,511	$1,371
Net investment income	984	912
Net investment gains (losses)	(19)	(22)
Policy fees and other income	234	181

Total revenues	2,710	2,442

Benefits and expenses:
Benefits and other changes in policy reserves	1,067	915
Interest credited	385	372
Acquisition and operating expenses, net of deferrals	489	436
Amortization of deferred acquisition costs and intangibles	213	164
Interest expense	107	82

Total benefits and expenses	2,261	1,969

Income from continuing operations before income taxes	449	473
Provision for income taxes	135	151

Income from continuing operations	314	322
Income from discontinued operations, net of taxes	10	8

Income before cumulative effect of accounting change	324	330
Cumulative effect of accounting change, net of taxes	—	4

Net income	$324	$334

Earnings from continuing operations per common share:
Basic	$0.71	$0.69

Diluted	$0.69	$0.67

Earnings per common share:
Basic	$0.74	$0.72

Diluted	$0.71	$0.70

Weighted-average common shares outstanding:
Basic	441.0	467.0

Diluted	455.0	479.5

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$55,113	$54,684
Equity securities available-for-sale, at fair value	200	197
Commercial mortgage loans	8,508	8,357
Policy loans	1,494	1,489
Other invested assets	3,762	3,846

Total investments	69,077	68,573
Cash and cash equivalents	2,250	2,436
Accrued investment income	810	742
Deferred acquisition costs	6,320	6,183
Intangible assets	802	831
Goodwill	1,604	1,602
Reinsurance recoverable	16,746	16,783
Other assets	808	864
Separate account assets	11,216	10,875
Assets associated with discontinued operations	1,925	1,982

Total assets	$111,558	$110,871

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,477	$63,299
Liability for policy and contract claims	3,216	3,114
Unearned premiums	4,422	4,229
Other policyholder liabilities	375	385
Other liabilities	5,702	5,709
Non-recourse funding obligations	2,765	2,765
Short-term borrowings	250	199
Long-term borrowings	3,332	3,321
Senior notes underlying equity units	600	600
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,384	1,522
Separate account liabilities	11,216	10,875
Liabilities associated with discontinued operations	1,411	1,423

Total liabilities	98,250	97,541

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 494 million and 493 million shares issued as of March 31, 2007 and December 31, 2006, respectively; 437 million and 443 million shares outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	10,785	10,759

Accumulated other comprehensive income:
Net unrealized investment gains	418	435
Derivatives qualifying as hedges	309	375
Foreign currency translation and other adjustments	384	347

Total accumulated other comprehensive income	1,111	1,157
Retained earnings	3,145	2,914
Treasury stock, at cost (57 million and 50 million shares as of March 31, 2007 and December 31, 2006, respectively)	(1,733)	(1,500)

Total stockholders’ equity	13,308	13,330

Total liabilities and stockholders’ equity	$111,558	$110,871

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310

Comprehensive income (loss):
Net income	—	—	334	—	334
Net unrealized gains (losses) on investment securities	—	(537)	—	—	(537)
Derivatives qualifying as hedges	—	(109)	—	—	(109)
Foreign currency translation and other adjustments	—	(18)	—	—	(18)

Total comprehensive income (loss)					(330)
Acquisition of treasury stock	—	—	—	(479)	(479)
Dividends to stockholders	—	—	(34)	—	(34)
Stock-based compensation expense and exercises	7	—	—	—	7
Capital contributions from GE	4	—	—	—	4

Balances as of March 31, 2006	$10,682	$740	$2,035	$(979)	$12,478

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—	324	—	324
Net unrealized gains (losses) on investment securities	—	(17)	—	—	(17)
Derivatives qualifying as hedges	—	(66)	—	—	(66)
Foreign currency translation and other adjustments	—	37	—	—	37

Total comprehensive income (loss)					278
Acquisition of treasury stock	—	—	—	(233)	(233)
Dividends to stockholders	—	—	(39)	—	(39)
Stock-based compensation expense and exercises	26	—	—	—	26

Balances as of March 31, 2007	$10,785	$1,111	$3,145	$(1,733)	$13,308

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$324	$334
Less net income from discontinued operations	(10)	(8)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	3	5
Net investment losses (gains)	19	22
Charges assessed to policyholders	(97)	(86)
Acquisition costs deferred	(309)	(279)
Amortization of deferred acquisition costs and intangibles	213	164
Deferred income taxes	73	120
Cumulative effect of accounting change	—	(4)
Purchases of trading securities, net of proceeds from sales	(3)	—
Change in certain assets and liabilities:
Accrued investment income and other assets	(34)	15
Insurance reserves	775	739
Current tax liabilities	84	141
Other liabilities and other policy-related balances	(1)	(409)
Cash from operating activities—discontinued operations	27	17

Net cash from operating activities	1,064	771

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	1,320	1,325
Commercial mortgage loans	261	249
Proceeds from sales of investments:
Fixed maturities and equity securities	1,749	1,332
Purchases and originations of investments:
Fixed maturities and equity securities	(3,393)	(2,979)
Commercial mortgage loans	(419)	(543)
Other invested assets, net	(159)	(5)
Policy loans, net	(5)	(12)
Cash from investing activities—discontinued operations	(41)	(16)

Net cash from investing activities	(687)	(649)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	1,877	2,056
Redemption and benefit payments on investment contracts	(2,262)	(2,597)
Short-term borrowings and other, net	69	234
Proceeds from issuance of non-recourse funding obligations	—	750
Dividends paid to stockholders	(40)	(35)
Stock-based compensation awards exercised	14	—
Acquisition of treasury stock	(233)	(479)
Cash from financing activities—discontinued operations	(10)	(5)

Net cash from financing activities	(585)	(76)
Effect of exchange rate changes on cash and cash equivalents	(4)	(12)

Net change in cash and cash equivalents	(212)	34
Cash and cash equivalents at beginning of period	2,469	1,875

Cash and cash equivalents at end of period	2,257	1,909
Less cash and cash equivalents of discontinued operations at end of period	7	18

Cash and cash equivalents of continuing operations at end of period	$2,250	$1,891

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional investment products. Retail protection products include: life insurance, long-term care insurance, and a linked benefit product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: individual variable annuities, fixed deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”), and guaranteed investment contracts (“GICs”).

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products on loans made predominately to prime-based borrowers. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk basis, which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominately insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We also have begun to increasingly provide mortgage insurance on a structured, or bulk basis, with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments and our group life and health insurance business.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related notes contained in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

(2) Accounting Pronouncements

Recently adopted

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $358 million, of which, $184 million, if recognized, would affect the effective tax rate on continuing operations. As of January 1, 2007, we had accrued interest and penalties of $30 million in our condensed consolidated balance sheet. These amounts of interest and penalties relate to unrecognized tax benefits and are recognized as components of income tax expense.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service is currently reviewing our U.S. income tax returns for the 2000 through 2004 tax years and HM Revenue and Customs is currently reviewing our U.K. income tax returns for the 2000 through 2004 tax years. It is reasonably possible that the review of certain of our U.S. income tax returns will be completed in 2007 and the statute of limitations will close with respect to such returns. It is also reasonably possible that the field examination for certain other U.S. federal income tax returns will be completed in 2007 with the issuance of a Revenue Agent Report.

We believe that it is reasonably possible that in 2007, up to approximately $52 million of unrecognized tax benefits, related to individually immaterial items in the U.S. and foreign jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. The adoption of SOP 05-1 resulted in the shortening of the period over which our group life and health insurance business deferred acquisition costs are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $54 million, net of tax. The cumulative effect of adoption of SOP 05-1 relates to our discontinued operations.

Not yet adopted

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether we will elect the fair value option for any financial assets or liabilities; and therefore, do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net income by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding for the three months ended March 31:

(Amounts in millions except per share data)	2007	2006
Basic earnings per common share:
Income from continuing operations	$0.71	$0.69
Income from discontinued operations, net of taxes	0.02	0.02
Cumulative effect of accounting change, net of taxes	—	0.01

Basic earnings per common share	$0.74	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.69	$0.67
Income from discontinued operations, net of taxes	0.02	0.02
Cumulative effect of accounting change, net of taxes	—	0.01

Diluted earnings per common share	$0.71	$0.70

Weighted-average shares used in basic earnings per common share calculations	441.0	467.0
Potentially dilutive securities:
Stock purchase contracts underlying equity units	8.4	7.5
Stock options and stock appreciation rights	4.7	4.7
Restricted stock units	0.9	0.3

Weighted-average shares used in diluted earnings per common share calculations	455.0	479.5

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Discontinued Operations

Sale of Group Life and Health Insurance Business

On January 10, 2007, we entered into an agreement to sell our group life and health insurance business for approximately $650 million in cash. Accordingly, this business has been accounted for as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. We expect to recognize a gain on the sale estimated between $55 million and $65 million upon closing, which we expect to occur in the second quarter of 2007.

Summary operating results of discontinued operations for the periods ended March 31 are as follows:

(Amounts in millions)	2007	2006
Revenues	$189	$183

Income before income taxes	$16	$13
Provision for income taxes	6	5

Income from discontinued operations	$10	$8

The assets and liabilities associated with discontinued operations prior to the sale have been segregated in the condensed consolidated balance sheets. The major asset and liability categories as of March 31, 2007 and December 31, 2006 are as follows:

(Amounts in millions)	March 31, 2007	December 31, 2006
Assets:
Investments	$945	$903
Cash and cash equivalents	7	33
Deferred acquisition costs	56	142
Intangible assets and goodwill	143	145
Reinsurance recoverable and other assets	774	759

Assets associated with discontinued operations	$1,925	$1,982

Liabilities:
Future annuity and contract benefits	$855	$837
Liability for policy and contract claims	428	428
Unearned premiums, other liabilities and deferred tax liability	128	158

Liabilities associated with discontinued operations	$1,411	$1,423

(5) Commitments and Contingencies

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b) Commitments

As of March 31, 2007, we were committed to fund $275 million in U.S. commercial mortgage loan investments and $356 million in limited partnership investments.

(6) Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. During the first quarter of 2007, we issued $50 million of commercial paper. As of March 31, 2007 and December 31, 2006, the weighted average interest rate on commercial paper outstanding was 5.2% and the weighted average maturity was 15 and 37 days, respectively.

Revolving Credit Facilities

We have a $1.0 billion five-year revolving credit facility that matures in May 2011 and a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of March 31, 2007, we had no borrowings under these facilities; however, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

Non-recourse Funding Obligations

As of March 31, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 5.4%. The non-recourse funding obligations bear variable interest rates and their carrying value approximates fair value as of March 31, 2007.

On April 25, 2007, River Lake Insurance Company IV Limited (“River Lake IV”), a Bermuda long-term insurance company wholly-owned by Genworth Life and Annuity Insurance Company (“GLAIC”), itself an indirect wholly-owned subsidiary of Genworth, issued $500 million in aggregate principal amount of floating rate guaranteed notes due 2028 (the “Guaranteed Notes”) and $40 million in aggregate principal amount of floating rate subordinated notes due 2028 (the “Subordinated Notes” and, together with the Guaranteed Notes, the “Notes”). The Notes were issued pursuant to an indenture, which by its terms requires River Lake IV to pledge substantially all of its available assets to the indenture trustee as collateral for the Notes.

River Lake IV may issue additional series of its floating rate guaranteed notes up to an aggregate principal amount of $925 million (including the Guaranteed Notes). The Notes are direct financial obligations of River Lake IV and are not guaranteed by GLAIC or Genworth. A third-party financial guaranty insurance company (the “Insurer”) will insure the timely payment of scheduled interest payments and the repayment of principal on May 25, 2028 on all series of the floating rate guaranteed notes, including the Guaranteed Notes.

The Notes were issued by River Lake IV to primarily fund statutory reserves for policies subject to Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) and its predecessor regulations. River Lake IV has reinsured from GLAIC, on a coinsurance basis, certain term life insurance policies written or reinsured by GLAIC.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The holders of the Notes cannot require payment of principal or interest on the Notes from the Company or any of its subsidiaries, other than River Lake IV, the direct issuer of the Notes. River Lake IV will pay interest on the principal amount of the Notes on a monthly basis. The holders of the Notes will have the right to accelerate payment of principal of the Notes, subject to applicable notice and cure provisions, in the event of River Lake IV’s or the Insurer’s nonpayment of amounts due with respect to the Guaranteed Notes, River Lake IV’s bankruptcy or insolvency, the failure of the security interest in the collateral granted by River Lake IV to the indenture trustee to be perfected, the nonpayment by River Lake IV of amounts due to the Insurer, the breach in any material respect of River Lake IV’s representations or warranties, or the breach by River Lake IV of any material covenant. River Lake IV reserves the right to redeem the Notes at any time, subject to the terms of the Notes.

Commercial Mortgage Loan Repurchase Facility

On March 22, 2007, Genworth Financial Commercial Mortgage Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million repurchase facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days’ advance written notice. The sole purpose of this facility is to fund the purchase of commercial mortgage loans with the intent to securitize such loans in the future. As of March 31, 2007, there were no amounts outstanding under this facility.

(7) Segment Information

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our Protection segment, is now included in Corporate and Other activities. The following discussion reflects our reorganized operating segments for all periods presented.

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our managed money products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and payment protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, eliminations of inter-segment transactions and the results of a small, non-core business that is managed outside of our operating segments. Our group life and health insurance business was accounted for as discontinued operations and included in Corporate and Other activities.

We allocate invested assets, net investment income and net investment gains (losses) from Corporate and Other to our Retirement and Protection segment using an approach based principally upon the investment portfolios established to support the segment’s products and targeted capital levels. We do not allocate invested assets, net investment income and net investment gains (losses) from Corporate and Other to our International or U.S. Mortgage Insurance segments because they have their own separate investment portfolios.

We use the same accounting policies and procedures to measure segment income and assets as our consolidated net income and assets. Segment net income is generally measured as income from continuing operations before cumulative effect of accounting change. Segment net operating income represents the basis on which the performance of our business is assessed by management. We define segment net operating income (loss) as segment net income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments, changes in accounting principles and infrequent or unusual non-operating items. There

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs, including $9 million for the impairment of internal-use software and $5 million of severance and other employee termination related expenses. We believe that the presentation of segment net operating income (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net income (loss) attributable to the normal, recurring operations of our business. However, segment net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. Policy premiums and fees, other income, policy benefits and acquisition and operating expenses and policy related amortizations are attributed directly to each operating segment.

The following is a summary of segment and Corporate and Other activities for the three months ended March 31:

(Amounts in millions)	2007	2006
Revenues
Retirement and Protection	$1,918	$1,763
International	587	499
U.S. Mortgage Insurance	181	156
Corporate and Other	24	24

Total revenues	$2,710	$2,442

Segment net operating income (losses)
Retirement and Protection	$185	$178
International	123	102
U.S. Mortgage Insurance	65	72
Corporate and Other	(33)	(15)

Total segment net operating income	340	337
Net investment gains (losses), net of taxes and other adjustments	(12)	(15)
Expenses related to reorganization, net of taxes	(14)	—

Income from continuing operations	$314	$322

The following is a summary of total assets for our segments and Corporate and Other activities as of:

(Amounts in millions)	March 31, 2007	December 31, 2006
Assets
Retirement and Protection	$93,405	$92,820
International	9,090	8,518
U.S. Mortgage Insurance	3,327	3,237
Corporate and Other	3,811	4,314

Segment assets from continuing operations	109,633	108,889
Assets associated with discontinued operations	1,925	1,982

Total assets	$111,558	$110,871

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, competition, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems, and the occurrence of natural or man-made disasters or a pandemic disease;

•

Risks relating to our Retirement and Protection segment, including unexpected changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, reputational risks if we were to raise premiums on in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, and the failure of demand for long-term care insurance to increase as we expect;

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, deterioration in economic conditions or decline in home price appreciation, unexpected increases in mortgage insurance default rates or severity of defaults, decreases in the volume of high loan-to-value international mortgage originations, increased competition with government-owned and government-sponsored entities offering mortgage insurance, changes in regulations, and growth in the global mortgage insurance market that is lower than we expect;

•

Risks relating to our U.S. Mortgage Insurance segment, including the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of simultaneous second mortgages and other alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, unexpected increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored entities offering mortgage insurance, changes in regulations, legal actions under Real Estate Settlement Practices Act, and potential liabilities in connection with our U.S. contract underwriting services; and

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to GE under our tax matters agreement even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control, and provisions of our certificate of incorporation and by-laws and our tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial security company in the U.S. with an expanding international presence. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our Protection segment, is now included in Corporate and Other activities. The following discussion reflects our reorganized operating segments.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional investment products. Retail protection products include: life insurance, long-term care insurance, and a linked benefit product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: individual variable annuities, fixed deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”), and guaranteed investment contracts (“GICs”). For the three months ended March 31, 2007, our Retirement and Protection segment net income was $173 million and segment net operating income was $185 million.

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products on loans made predominately to prime-based borrowers. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk basis, which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2007, our International segment net income and segment net operating income were each $123 million.

•

U.S. Mortgage Insurance. In the U.S, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We also have begun to increasingly provide mortgage insurance on a structured, or bulk basis, with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. For the three months ended March 31, 2007, our U.S. Mortgage Insurance segment net income and segment net operating income were each $65 million.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments and our group life and health insurance business. For the three months ended March 31, 2007, Corporate and Other had a net loss from continuing operations of $47 million and a net operating loss of $33 million.

Trends and conditions affecting our segments

Retirement and Protection

Managed money. We offer asset management products to individual investors and support services for independent broker-dealers and registered investment advisors. The asset management industry is witnessing rapid increases of independent broker-dealer representatives and registered investment advisors, as registered representatives are leaving large national firms to form their own small firms. These new small firms need client and back office support services and access to technology. Further, individuals are increasingly transferring their assets to managed products from mutual funds. We expect these trends to continue and possibly accelerate in the future. As a result of these trends, we have expanded our presence in this market with the October 2006 acquisition of AssetMark Investment Services, Inc. (“AssetMark”), a leading provider of open architecture asset management solutions to independent financial advisors. Our asset management products consist of separately managed accounts and managed mutual fund accounts. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, which are influenced by the relative performance of our products’ underlying investments and the overall equity market environment.

Retirement income. Results for our retirement income businesses are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

The current inverted yield curve environment has reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate environment has had an adverse impact on both sales and retention of fixed annuities with the latter resulting in an acceleration of the amortization of related deferred acquisition costs. In recent quarters, we have experienced improved spreads in fixed annuities associated with the runoff and crediting rate resets of lower return business. We expect these trends to continue.

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

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields, and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration, and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates.

Several competitors have taken similar capital management actions. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive. We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building our universal life capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance business have been and may continue to be impacted by the increased competition and shift in distribution focus.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide first-year annualized premiums of individual long-term care insurance decreased approximately 8% for the year ended December 31, 2006 compared to the year ended December 31, 2005, according to data published by LIMRA International. Our sales growth over the past year in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. However, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in claims process improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider rate increases to improve profitability of the block.

International

International mortgage insurance. The results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Our international mortgage insurance business has continued to expand with favorable operating results. We expect that the growth of our established international mortgage insurance business and our entry into new international markets will continue to contribute an increasing portion of this segment’s total revenues and profits.

As a result of the expansion of our international business in recent years, as of March 31, 2007, approximately 59% of our international risk in-force has not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Our payment protection insurance business continues to show growth from increased penetration of existing relationships and the addition of new distribution relationships in existing and new countries.

U.S. Mortgage Insurance

The results of our U.S. mortgage insurance business are affected by employment and other economic and housing markets trends, including interest rate trends, home price appreciation, mortgage origination volume and the levels and aging of mortgage delinquencies including seasonal trends.

We believe the demand for flow private mortgage insurance increased during the three months ended March 31, 2007 as compared to the same period in 2006. This increase was driven by a number of market conditions, which included: increased regulatory and market focus on credit risk, tightened underwriting standards, an increase in government-sponsored entities’ (“GSE”) penetration of the mortgage-backed securities market, the decline in simultaneous second mortgages and mortgage insurance tax deductibility. The bulk mortgage insurance market is increasing as a percentage of the overall primary mortgage insurance market, which we believe is driven, in part, by an increase in GSE Alt-A penetration, portfolio transactions which have increased recently driven by regulatory pressure on lenders to decrease the risk in their mortgage loan portfolios, as well as an increase in non-prime mortgage-backed security issuances. We have increased our participation in selected segments of the bulk market where we believe we will be able to meet our targeted risk-adjusted returns and continue to evaluate additional opportunities this market presents.

The recent rise in interest rates and lower or negative home price appreciation in the U.S. have contributed to rising persistency rates. The persistency rate for the three months ended March 31, 2007 was 78%, which represents the highest persistency rate we have experienced in 6 years. Primary insurance in-force increased from $113.4 billion as of December 31, 2006 to $120.5 billion as of March 31, 2007. This increase in primary insurance in-force reflects an increase in both our flow and bulk product writings and our fifth sequential quarter increase in primary insurance in-force. We believe that sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to stable to growing levels of insurance in-force.

We believe that the U.S. economy overall remains relatively strong based on continued gross domestic product growth and low levels of unemployment. However, we also believe that the U.S. housing market has slowed and the rate of home price appreciation has declined or turned negative in select markets. In addition, there has been a significant increase in the default levels in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe will result in an increase in housing supply levels and further pressure home price appreciation. Over 90% of our U.S. risk in-force is considered prime, based on FICO credit scores of the underlying mortgage loans. Continued low or negative home price appreciation may cause further increases in our U.S. paid losses and the related loss ratio.

The Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in their housing markets as well as a decline in home prices. While our portfolio concentration in the Great Lakes region is less than 10% of our total risk in-force, this region’s weakness has contributed disproportionately to the increase in our U.S. paid losses. In addition, we have recently experienced an increase in the average loan balance of mortgage loan delinquencies and an increase in aged delinquencies, resulting in higher overall loss reserves per delinquency. In particular, we saw increases in delinquencies in some of the higher loan balance states including Florida, California, Arizona and several Northeastern states.

As a result of the significant U.S. refinancing activity since 2002, as of March 31, 2007, approximately 63% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Results of Operations

Net operating income is a non-GAAP financial measure that we define as income from continuing operations, excluding after-tax net investment gains (losses) (which can fluctuate significantly from period to period), and other adjustments and infrequent or unusual non-operating items. There were no non-recurring, infrequent or unusual items excluded from net operating income during the three months ended March 31, 2007 or 2006 other than a $14 million after-tax expense recorded in the first quarter of 2007 related to reorganization costs, including $9 million for the impairment of internal-use software and $5 million of severance and other employee termination related expenses.

Management believes that analysis of net operating income enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. However, net operating income should not be viewed as a substitute for net income in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table provides a reconciliation of income from continuing operations to net operating income (as defined above) for the periods indicated:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,511	$1,371	$140	10%
Net investment income	984	912	72	8%
Net investment gains (losses)	(19)	(22)	3	14%
Policy fees and other income	234	181	53	29%

Total revenues	2,710	2,442	268	11%

Benefits and expenses:
Benefits and other changes in policy reserves	1,067	915	152	17%
Interest credited	385	372	13	3%
Acquisition and operating expenses, net of deferrals	489	436	53	12%
Amortization of deferred acquisition costs and intangibles	213	164	49	30%
Interest expense	107	82	25	30%

Total benefits and expenses	2,261	1,969	292	15%

Income from continuing operations before income taxes	449	473	(24)	(5)%
Provision for income taxes	135	151	(16)	(11)%

Income from continuing operations	314	322	(8)	(2)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	12	15	(3)	(20)%
Expenses related to reorganization, net of taxes	14	—	14	NM (1)

Net operating income	$340	$337	$3	1%

Earnings from continuing operations per common share:
Basic	$0.71	$0.69

Diluted	$0.69	$0.67

Net operating earnings per common share:
Basic	$0.77	$0.72

Diluted	$0.75	$0.70

Weighted-average common shares outstanding:
Basic	441.0	467.0

Diluted	455.0	479.5

(1)	Not meaningful.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies. Premiums increased $48 million in our Retirement and Protection segment primarily due to a $60 million increase in our long-term care insurance business mainly from the second quarter of 2006 acquisition of Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”) and growth in the in-force block. Our life insurance business increased $14 million mostly from growth in our in-force term life insurance business. Partially offsetting these increases in our Retirement and Protection segment is a $26 million decrease in our retirement income business due to lower sales of our life contingent spread-based retail products reflecting higher pricing of our products as a result of our continued pricing discipline in the current interest rate environment. Premiums in our International segment increased $71 million, $29 million of which was attributable to changes in foreign exchange rates, as a result of a $42 million increase reflecting growth and seasoning of our international mortgage insurance in-force block and a $29 million increase from our payment protection business. In our U.S. Mortgage segment, premiums increased $21 million principally attributable to an increase in bulk and flow insurance written premiums.

Net investment income. Net investment income represents the income earned on our investments. Net investment income increased principally as a result of an increase in average invested assets in our Retirement and Protection and International segments. The increase in our Retirement and Protection segment was the result of an increase in assets under management in our institutional business, the investment of net insurance cash flows attributable to growth of our long-term care and life insurance in-force blocks and an increase related to securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves. The increase in our International segment was due to the investment of net insurance cash flows related to the growth in the international mortgage insurance in-force. Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.8% for the three months ended March 31, 2007 from 5.7% for the three months ended March 31, 2006. The increase in weighted average investment yields was largely related to increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. Net investment income for the three months ended March 31, 2007 included $21 million of investment income from bond calls and prepayments, commercial mortgage loan prepayments and limited partnership investments as compared to $19 million in investment income from bond calls, commercial mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and (losses) from the sale or impairment of our investments, unrealized and realized gains and (losses) from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. For the three months ended March 31, 2007, gross investment gains were $8 million and gross investment (losses) were $(27) million. There were no impairments for the three months ended March 31, 2007. Gross investment gains were primarily attributable to $6 million on the sale of available-for-sale fixed maturities and equity securities and $2 million from increases in the fair value of trading securities. Gross investment losses included $23 million of interest rate related losses as a result of the disposition of available-for-sale securities primarily for portfolio repositioning activities, $2 million on derivatives and $2 million related to an increase in the commercial mortgage loan allowance for losses. For the three months ended March 31, 2006, gross investment gains were $22 million and gross investment (losses) were $(44) million. Gross investment losses included $26 million related to the disposition of securities, $17 million on the derecognition of assets and liabilities related to certain securitization entities and a $1 million impairment charge related to a limited partnership investment.

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and commission income. Policy fees and other income in our Retirement and Protection segment increased $54 million driven by a $34 million increase in our managed money business from the acquisition of AssetMark in the fourth quarter of 2006 and growth in assets under management from positive net flows and market appreciation. Our life insurance business increased $10 million primarily as a result of increased account values of universal life insurance. Retirement income increased $8 million mainly due to an increase in variable annuity assets under management, partially offset by lower municipal GIC advisory fees. Our International segment decreased $3 million from the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care and Medicare supplement insurance, structured settlements and single premium immediate annuities with life contingencies, payment protection insurance and claim costs incurred related to mortgage insurance products. Our Retirement and Protection segment increased $88 million largely as a result of an $84 million increase in our long-term care insurance business as a result of aging and growth of the in-force block, higher incurred loss ratio on older issued policies and the Continental Life acquisition. Our life insurance business increased $13 million from the growth of our term life insurance in-force block, partially offset by less favorable mortality. Our retirement income business decreased $9 million as a result of lower sales of life contingent spread-based retail products as a result of our continued pricing discipline in the current interest rate environment. Our U.S. Mortgage Insurance segment increased $33 million attributable to higher losses from an increase in our average reserve per delinquency associated with higher loan balances in more recent books of business and aging of delinquent loans as a result of further weakening in home price appreciation. Also, our International segment increased $32 million primarily attributable to the seasoning of our international mortgage insurance in-force blocks of business and increased losses from a limited number of Australian distribution relationships.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The increase in interest credited of $13 million from our Retirement and Protection segment was primarily due to a $27 million increase related to our institutional business from higher assets under management and an increase in short-term interest rates resulting in higher crediting rates on floating rate policyholder liabilities. This increase was partially offset by a $19 million decrease in interest credited related to retirement income as a result of a decline of fixed annuity liabilities as surrenders have outpaced sales and crediting rates have been reset to lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. Acquisition and operating expenses, net of deferrals, increased $53 million primarily from a $23 million increase in our Retirement and Protection segment attributable to an increase from our managed money business as a result of the AssetMark acquisition and growth of our assets under management. Our International segment increased $16 million largely due to changes in foreign exchange rates and our continued investment in our existing international platforms and potential new international platforms. Corporate and Other increased $15 million as a result of severance and other employee termination expenses incurred of $8 million and higher unallocated expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software. Amortization of deferred acquisition costs and intangibles increased as a result of a $21 million increase in our Retirement and Protection segment primarily attributable to an $11 million increase from our life insurance business mainly due to favorable adjustments in the first quarter of 2006 that did not recur and growth in the in-force block partially offset by favorable persistency. The $9 million increase in our retirement income business was a result of higher fixed annuity lapses in our spread-based products and growth from our Income Distribution Series of variable annuity products and riders. The increase in our International segment of $15 million related primarily to an increase in our payment protection insurance business of $12 million attributable to changes in foreign exchange rates and the effects of the reinsurance accounting change and an increase in our international mortgage insurance business of $3 million mainly due to the growth and seasoning of our insurance in-force. Corporate and Other increased $13 million as a result of an impairment of internal-use software.

Interest expense. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations. This was partially offset by a decrease in interest expense associated with the derecognition of borrowings related to securitization entities in the first quarter of 2006.

Provision for income taxes. The effective tax rate decreased to 30.1% for the three months ended March 31, 2007 from 31.9% for the three months ended March 31, 2006. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign income and a favorable examination development, partially offset by a decrease in tax-exempt investment income.

Net operating income. The increase in net operating income reflects increases in our International segment and Retirement and Protection segment net operating income offset by decrease in our U.S. Mortgage Insurance segment and an increase in our Corporate and Other activities net operating loss, as discussed under “—Results of Operations by Segment.” Included in net operating income was an increase of $4 million, net of tax, attributable to changes in foreign exchange rates.

Earnings per share. Weighted average shares outstanding for the first quarter of 2007 reflect repurchases of 22.5 million shares since the end of the first quarter of 2006 through March 31, 2007. Diluted weighted average shares outstanding for both the 2007 and 2006 quarters reflect the effects of potentially dilutive securities including stock purchase contracts underlying equity units, stock options, and restricted stock units.

Results of Operations by Segment

Management regularly reviews the performance of each of our operating segments (Retirement and Protection, International, and U.S. Mortgage Insurance) based on net operating income (loss) of the segment. We define segment net operating income (loss) as segment net income (loss) from continuing operations, excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. Certain items, including most of our interest and other financing expenses and advertising, marketing and other corporate expenses, are included in Corporate and Other. We believe that the presentation of segment net operating income (loss) enhances our understanding and assessment of the results of operations of our operating segments by highlighting net income (loss) attributable to the normal, recurring operations of our business. However, segment net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP.

Related to our payment protection insurance business in our International segment, there were reclassifications of certain reinsured assumed business from reinsurance accounting to the deposit method of accounting (“reinsurance accounting change”) in the fourth quarter of 2006. Prior year amounts have not been reclassified, as such amounts were not material to our consolidated financial statements. The reclassification impacted premiums, net investment income, benefits and other changes in policy reserves and interest expense; however, it had no impact on net income or net operating income for all periods presented.

Retirement and Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$874	$826	$48	6%
Net investment income	844	777	67	9%
Net investment gains (losses)	(19)	(5)	(14)	NM (1)
Policy fees and other income	219	165	54	33%

Total revenues	1,918	1,763	155	9%

Benefits and expenses:
Benefits and other changes in policy reserves	908	820	88	11%
Interest credited	385	372	13	3%
Acquisition and operating expenses, net of deferrals	212	189	23	12%
Amortization of deferred acquisition costs and intangibles	104	83	21	25%
Interest expense	43	26	17	65%

Total benefits and expenses	1,652	1,490	162	11%

Income from continuing operations before income taxes	266	273	(7)	(3)%
Provision for income taxes	93	98	(5)	(5)%

Segment net income	173	175	(2)	(1)%
Adjustment to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	12	3	9	NM (1)

Segment net operating income	$185	$178	$7	4%

(1)	Not meaningful.

The following table sets forth net operating income for the products included in our Retirement and Protection segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Segment net operating income:
Managed money	$10	$2	$8	NM (1)
Retirement income	46	49	(3)	(6)%
Institutional	14	10	4	40%
Life insurance	78	74	4	5%
Long-term care insurance	37	43	(6)	(14)%

Total segment net operating income	$185	$178	$7	4%

(1)	Not meaningful.

Segment net operating income

Segment net operating income in our managed money business increased primarily due to our fourth quarter of 2006 acquisition of AssetMark and strong growth in our assets under management in our existing platforms.

Our institutional business increase was attributable to growth in assets under management and increased spreads, primarily in our fixed GIC products. The increase in our life insurance business is primarily due to growth in the in-force block of term life insurance partially offset by less favorable mortality. These increases were offset by lower segment net operating income in the retirement income and long-term care insurance businesses. The decrease in our retirement income business was mainly the result of lower municipal GIC advisory fees and lower spread-based retail assets under management from withdrawals of older issued blocks outpacing new deposits as crediting rates are being reset to lower rates. Offsetting these decreases was an increase in income from fee-based products as a result of strong growth in variable annuity assets under management and a lower effective tax rate. The decrease in our long-term care insurance business was the result of a favorable reserve adjustment in 2006 that did not recur. In addition, the current quarter reflects lower expenses offset by a higher loss ratio on older issued policies. Medicare supplement insurance income improved from a $3 million net operating loss in the prior year to net operating income of $1 million in 2007 as the result of the second quarter of 2006 acquisition of Continental Life. Additionally, Medicare supplement insurance claims are higher in the first quarter due to increased claim activity as policyholders submit claims until they reach Medicare deductible limits.

Revenues

Premiums increased mainly driven by increases in our long-term care insurance business of $60 million and our life insurance business of $14 million, partially offset by a decrease of $26 million in our retirement income business. The increase in our long-term care insurance business was mainly attributable to an increase of $44 million due to the Continental Life acquisition and growth in the long-term care insurance block. The increase in our life insurance business was mainly due to in-force growth from new sales and renewal premiums of term life insurance. The decrease in our retirement income business was attributable to lower life contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate environment.

The increase in net investment income was primarily the result of increased yields on floating rate investments supporting certain floating rate policyholder and non-recourse funding obligation liabilities. Additionally, the increase in net investment income was related to the growth of our long-term care and life insurance in-force blocks and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Policy fees and other income increased as a result of a $34 million increase in our managed money business, a $10 million increase in our life insurance business and an $8 million increase in our retirement income business. The increase in our managed money business was primarily attributable to an increase of $21 million from the acquisition of AssetMark, as well as growth in assets under management in our existing platforms. The increase in our life insurance business was principally the result of increased sales in our universal life insurance products. The increase in retirement income was mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products and riders partially offset by lower municipal GIC advisory fees.

Benefits and expenses

Benefits and other changes in policy reserves increased from an $84 million increase in our long-term care insurance business and a $13 million increase in our life insurance business, partially offset by a $9 million decrease in our retirement income business. The increase in the long-term care insurance business was mainly a result of the aging and growth of the in-force block and a $35 million increase from the Continental Life acquisition. The increase in the life insurance business was largely attributable to the growth of our term insurance in-force block. The decrease in our retirement income business was due to a $12 million decrease in our spread-based retail products due to lower life contingent sales primarily due to our continued pricing discipline in the current interest rate environment.

Interest credited increased primarily as a result of a $27 million increase in our institutional business partially offset by a $19 million decrease in our retirement income business. The increase in our institutional business was mainly attributable to growth in assets under management and an increase in crediting rates. The decrease in the retirement income business was mainly the result of a decline of interest credited on fixed annuities associated with surrenders outpacing sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals, increased due to a $23 million increase from our managed money business attributable to an increase of $15 million from the AssetMark acquisition and growth of our assets under management.

Amortization of deferred acquisition costs and intangibles increased mainly from an $11 million increase in our life insurance business and a $9 million increase in our retirement income business. The increase in our life insurance business was mainly due to growth in the in-force block partially offset by less favorable persistency. The increase in our retirement income business was a result of higher fixed annuity lapses in our spread-based products and growth in our variable annuity block.

Interest expense increased $17 million from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes

The effective tax rate decreased to 35.0% for the three months ended March 31, 2007 from 35.9% for the three months ended March 31, 2006. This decrease in effective tax rate was primarily attributable to an increase in the dividends received deduction, which included a favorable examination development.

Retirement and Protection selected operating performance measures

Managed money

The following table sets forth selected operating performance measures regarding our managed money business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2007	2006
Account value, beginning of period	$17,293	$5,180
Deposits	1,712	582
Interest credited and investment performance	232	254
Surrenders, benefits and product charges	(431)	(192)

Account value, end of period	$18,806	$5,824

Managed money includes third-party assets managed by AssetMark, Genworth Financial Asset Management and Genworth Financial Advisers. The increase in these assets was primarily due to the fourth quarter of 2006 acquisition of AssetMark and core growth in managed money accounts from new and existing clients, as well as favorable equity market performance. Additionally, the growth in deposits was the result of the AssetMark acquisition, expansion of our distribution network, growth in our sales force and changes in our fee structure. The increase in surrenders, benefits and product charges was largely the result of $278 million from the AssetMark acquisition. The account value as of March 31, 2007 for AssetMark was $10.4 billion.

Retirement income

Fee-based retail products

The following table sets forth selected operating performance measures regarding our fee-based retail products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2007	2006
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$2,402	$911
Deposits	421	281
Interest credited and investment performance	50	59
Surrenders, benefits and product charges	(60)	(16)

Account value, net of reinsurance, end of period	$2,813	$1,235

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,780	$1,182
Deposits	130	132
Interest credited and investment performance	36	78
Surrenders, benefits and product charges	(41)	(32)

Account value, net of reinsurance, end of period	$1,905	$1,360

Variable life insurance
Account value, beginning of period	$391	$363
Deposits	5	9
Interest credited and investment performance	12	18
Surrenders, benefits and product charges	(12)	(13)

Account value, end of period	$396	$377

(1)

The Income Distribution Series products are comprised of our retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series. We experienced an increase in assets under management attributable to continued strong sales growth of our guaranteed minimum withdrawal for life benefit rider and favorable equity markets.

Traditional variable annuities. The increase in assets under management was principally the result of ongoing sales of our traditional variable annuity products and favorable equity markets.

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2007	2006
Fixed annuities
Account value net of reinsurance, beginning of period	$13,972	$15,547
Deposits	207	267
Interest credited	124	145
Surrenders, benefits and product charges	(781)	(718)

Account value net of reinsurance, end of period	$13,522	$15,241

Single premium immediate annuities
Account value net of reinsurance, beginning of period	$6,174	$5,680
Net earned premiums and deposits	237	250
Interest credited	84	80
Surrenders, benefits and product charges	(234)	(238)

Account value net of reinsurance, end of period	$6,261	$5,772

Structured settlements
Account value net of reinsurance, beginning of period	$1,011	$871
Net earned premiums and deposits	47	58
Interest credited	14	12
Surrenders, benefits and product charges	(14)	(16)

Account value net of reinsurance, end of period	$1,058	$925

Total premiums from spread-based retail products	$154	$180

Total deposits on spread-based retail products	$337	$395

Fixed annuities. Surrenders outpaced deposits during the first quarter of 2007 and 2006 as the current inverted yield curve has reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate environment has had an adverse impact on both sales and retention of fixed annuities and we expect this trend to continue if the current yield environment remains unchanged. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

Single premium immediate annuities. The account value, net of reinsurance, increased primarily due to interest credited on the account values as premiums and deposits were offset by surrenders and benefits.

Structured settlements. Upon completion of a strategic review of our structured settlement annuities, we no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2007	2006
Account value, beginning of period	$10,483	$9,777
Deposits(1)	722	980
Interest credited	141	114
Surrenders and benefits(1)	(629)	(1,105)
Foreign currency translation	7	—

Account value, end of period	$10,724	$9,766

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the periods ended March 31, 2007 and 2006, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $100 million and $210 million, respectively.

The increase in account values was primarily the result of the increase in the FABN registered note program and the global medium term note (“GMTN”) program and increases in interest credited partially offset by scheduled maturities of GICs. The GMTN program was launched in the first quarter of 2007 and resulted in issuances of $600 million. The increase in interest credited was driven by an increase in assets under management as well as higher crediting rates on our floating rate products largely due to an increase in short-term interest rates compared to the prior year.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the three months ended March 31, 2007 and 2006:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Term life insurance
Net earned premiums	$229	$213	$16	8%
Annualized first-year premiums	29	34	(5)	(15)%
Life insurance in-force, net of reinsurance	439,380	393,812	45,568	12%
Life insurance in-force before reinsurance	602,725	554,472	48,253	9%

Universal and whole life insurance
Net earned premiums and deposits	$143	$122	$21	17%
Universal life annualized first-year deposits	11	9	2	22%
Universal life excess deposits	48	19	29	153%
Life insurance in-force, net of reinsurance	40,912	40,890	22	—%
Life insurance in-force before reinsurance	49,834	49,335	499	1%

Total life insurance
Net earned premiums and deposits	$372	$335	$37	11%
Annualized first-year premiums	29	34	(5)	(15)%
Annualized first-year deposits	11	9	2	22%
Excess deposits	48	19	29	153%
Life insurance in-force, net of reinsurance	480,292	434,702	45,590	10%
Life insurance in-force before reinsurance	652,559	603,807	48,752	8%

Term life insurance. The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life products by our distributors.

Universal and whole life insurance. Universal life annualized first-year and excess deposits increased largely from a shift from term life insurance products by our distributors and new product offerings gaining momentum in the market. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, a linked benefit product (that combines universal life insurance and long-term care insurance product features), as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net earned premiums:
Long-term care	$419	$399	$20	5%
Medicare supplement and other	66	26	40	154%

Total	$485	$425	$60	14%

Annualized first-year premiums and deposits	$52	$48	$4	8%

The increase in earned premiums was primarily due to growth in the individual long-term care insurance in-force block and Medicare supplement insurance premiums growth of $44 million as a result of the second quarter of 2006 Continental Life acquisition.

The increase in annualized first-year premiums and deposits was primarily due to growth in our linked benefit product and our acquisition of Continental Life which was more than offset by a decline in our existing block of Medicare supplement insurance. The decline of sales in our existing block of Medicare supplement insurance was the result of pricing actions and limited plan withdrawals in selected markets in the second quarter of 2006.

International

Segment results of operations

The following table sets forth the results of operations relating to our International segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$493	$422	$71	17%
Net investment income	88	67	21	31%
Net investment gains (losses)	—	1	(1)	(100)%
Policy fees and other income	6	9	(3)	(33)%

Total revenues	587	499	88	18%

Benefits and expenses:
Benefits and other changes in policy reserves	107	75	32	43%
Interest credited	—	—	—	—%
Acquisition and operating expenses, net of deferrals	224	208	16	8%
Amortization of deferred acquisition costs and intangibles	87	72	15	21%
Interest expense	4	—	4	NM (1)

Total benefits and expenses	422	355	67	19%

Income from continuing operations before income taxes	165	144	21	15%
Provision for income taxes	42	42	—	—%

Segment net income	123	102	21	21%
Adjustment to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Segment net operating income	$123	$102	$21	21%

(1)	Not meaningful.

The following table sets forth net operating income for the products included in our International segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Segment net operating income:
International mortgage insurance	$94	$77	$17	22%
Payment protection insurance	29	25	4	16%

Total segment net operating income	$123	$102	$21	21%

Segment net operating income

Our international mortgage insurance business net operating income increased $17 million, including $2 million, net of tax, attributable to changes in foreign exchange rates. The increase was driven by growth of the business, seasoning of our insurance in-force and a decrease in the effective tax rate. These increases were partially offset by an increase in incurred losses, primarily from a limited number of Australian distribution relationships.

The increase in our payment protection insurance business net operating income was primarily associated with growth in production in continental Europe and Ireland, a lower effective tax rate, a favorable claims reserve adjustment and included a $2 million increase, net of tax, attributable to changes in foreign exchange rates.

Revenues

Our international mortgage insurance premiums increased by $42 million, $4 million of which was attributable to changes in foreign exchange rates, primarily as a result of growth and seasoning of our international in-force block. The increase in our payment protection insurance premiums of $29 million, including $25 million related to foreign exchange, was primarily a result of business growth in existing and new markets. Partially offsetting this increase was a decrease of $12 million as premiums related to certain reinsurance arrangements are now being accounted for as deposits (“reinsurance accounting change”) while prior year amounts have not been reclassified. The accounting change had no impact on net income and operating income for all periods presented.

The increase in net investment income was the result of an $11 million increase in our international mortgage insurance business, which included an increase of $1 million attributable to changes in foreign exchange rates, largely from an increase in invested assets associated with this business. Additionally, our payment protection insurance business increased $10 million, including a $3 million increase attributable to changes in foreign exchange rates, primarily attributable to imputed investment income related to a reinsurance program accounted for under the deposit method entered into after the first quarter of 2006 and the effects of the reinsurance accounting change.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

The decrease in policy fees and other income primarily relates to the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and expenses

Our international mortgage insurance benefits and other changes in policy reserves increased $22 million, including a $2 million increase attributable to changes in foreign exchange rates. The increase was primarily the result of the seasoning of our international in-force blocks of business and increased losses from a limited number of Australian distribution relationships. Our payment protection insurance business benefits and other changes in policy reserves increased $10 million, including a $4 million increase attributable to changes in foreign exchange rates, principally from a reduction of claim reserves in our runoff block in 2006 that did not recur, partially offset by a favorable current year claims reserve adjustment. These increases were partially offset by the effects of the reinsurance accounting change and a decrease in paid claims.

Our payment protection insurance business acquisition and operating expenses, net of deferrals, increased $9 million largely due to a $14 million increase in foreign exchange rates, partially offset by a decrease in commissions on the runoff block of business. Our international mortgage insurance increased by $7 million, including a $1 million increase attributable to changes in foreign exchange rates. This increase was principally driven by our continued investment in our existing international platform and potential new international platforms.

Our payment protection insurance business amortization of deferred acquisition costs and intangibles increased $12 million primarily from a $7 million increase attributable to changes in foreign exchange rates and the effects of the reinsurance accounting change. The increase in our international mortgage insurance business of $3 million was mainly due to the growth and seasoning of our insurance in-force.

Provision for income taxes

Provision for income taxes remained flat and included a $1 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 25.5% for the three months ended March 31, 2007 from 29.2% for the three months ended March 31, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign earnings.

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$360,900	$256,800	$104,100	41%
Risk in-force	113,600	82,800	30,800	37%
New insurance written	28,200	20,400	7,800	38%
Net premiums written	322	204	118	58%
Net premiums earned	173	131	42	32%

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were primarily the result of new insurance written as we continue to execute our global expansion strategy. Our international mortgage insurance primary insurance in-force increased $104.1 billion, of which $21.2 billion was attributable to changes in foreign exchange rates, as we continue to expand our market share.

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ended March 31, 2007 and 2006, this factor was 35%.

New insurance written

International new insurance written increased $7.8 billion, which included an increase of $1.0 billion attributable to changes in foreign exchange rates, related to growth in international flow and bulk new insurance written resulting from continued account penetration in Canada, the ongoing expansion of our customer base in Europe and higher bulk new insurance written in Australia, Europe and Japan. Flow new insurance written in Australia for 2006 included a catch-up of sales reported to us caused by a delay in timing of customer reporting.

Net premiums written and earned

The increase in net premiums written was primarily due to increases in new insurance written in our international mortgage insurance business. The increase, which included an increase of $7 million attributable to changes in foreign exchange rates, was primarily from our Canadian, European and other international platforms.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2007, our unearned premium reserves in our international mortgage insurance business increased to $2.5 billion from $1.9 billion as of March 31, 2006.

The increase in net premiums earned, $4 million of which was attributable to changes in foreign exchange rates, was primarily as a result of growth and seasoning of our international in-force block.

Loss and expense ratios

	For the three months ended March 31,		Increase (decrease)
	2007	2006	2007 vs. 2006
Loss ratio	29%	21%	8%
Expense ratio	16%	21%	(5)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

The loss ratio increased 8 percentage points principally from higher losses in Australia primarily from a limited number of Australian distribution relationships.

For the three months ended March 31, 2007, the decrease in the expense ratio was primarily attributable to higher net premiums written growth in our international mortgage insurance business and higher deferrals of acquisition costs in Canada for 2007, partially offset by an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Payment protection insurance gross written premiums, premium equivalents and deposits	$586	$419	$167	40%
Mexico operations gross written premiums	19	16	3	19%
Net earned premiums	320	291	29	10%

The increase in gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, for the first quarter of 2007 was largely attributable to increased sales growth in continental Europe and Ireland and strong market penetration in Poland. In addition, the 2007 production reflects several reinsurance assumed arrangements entered into in the second half of 2006 which cover Canadian and U.K. risks. The three months ended March 31, 2007 included an increase of $47 million attributable to changes in foreign exchange rates.

Net earned premiums increased $29 million, including $25 million related to foreign exchange, primarily a result of business growth in existing and new markets. Partially offsetting this increase was a decrease of $12 million in premiums related to the effects of the reinsurance accounting change.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$137	$116	$21	18%
Net investment income	37	35	2	6%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	7	5	2	40%

Total revenues	181	156	25	16%

Benefits and expenses:
Benefits and other changes in policy reserves	52	19	33	174%
Acquisition and operating expenses, net of deferrals	32	33	(1)	(3)%
Amortization of deferred acquisition costs and intangibles	8	8	—	—%

Total benefits and expenses	92	60	32	53%

Income from continuing operations before income taxes	89	96	(7)	(7)%
Provision for income taxes	24	24	—	—%

Segment net income	65	72	(7)	(10)%
Adjustments to segment net income:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Segment net operating income	$65	$72	$(7)	(10)%

Segment net operating income

Segment net operating income decreased primarily from increased losses and a higher effective tax rate, partially offset by growth of our primary insurance in-force block.

Revenues

The increase in premiums was primarily from an increase in our bulk product writings and flow insurance in-force of $17 million and $3 million related to higher premiums assumed from our international mortgage insurance business through our inter-segment reinsurance arrangement.

The increase in net investment income was the result of favorable pre-tax yields related to portfolio repositioning from tax-exempt securities to predominantly domestic taxable securities as part of our after-tax yield enhancement strategy.

For a discussion of net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Benefits and expenses

The increase in benefits and other changes in policy reserves was primarily attributable to an increase in our average reserve per delinquency associated with higher loan balances in more recent books of business and aging of delinquent loans as a result of further weakening in home price appreciation.

Provision for income taxes

The effective tax rate increased to 27.0% for the three months ended March 31, 2007 from 25.0% for the three months ended March 31, 2006. This increase in the effective tax rate was primarily attributable to a decrease in tax-exempt investment income in 2007.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$120,500	$100,500	$20,000	20%
Risk in-force	24,400	22,300	2,100	9%
New insurance written	13,100	6,800	6,300	93%
Net premiums written	140	115	25	22%

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were primarily a result of higher policy persistency combined with new insurance written. Our flow persistency was 78% and 72% for the three months ended March 31, 2007 and 2006, respectively. We believe that sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force. Primary insurance in-force increased $20.0 billion to $120.5 billion as of March 31, 2007. This increase in primary insurance in-force reflects an increase in our flow and bulk product writings.

New insurance written

New insurance written increased due to an increase in our targeted bulk writings as well as an increase in our flow new insurance written.

Net premiums written

The increase in net premiums written was principally from growth in primary insurance in-force, higher sales of our single premium product and an increase in reinsurance premiums assumed from our international mortgage insurance business.

Loss and expense ratios

	For the three months ended March 31,		Increase (decrease)
	2007	2006	2007 vs. 2006
Loss ratio	38%	16%	22%
Expense ratio	29%	36%	(7)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

For the three months ended March 31, 2007, the loss ratio increased 22 percentage points over the three month period ended March 31, 2006 primarily attributable to an increase in our average reserve per delinquency associated with higher loan balances in more recent books of business and aging of delinquent loans as a result of further weakening in home price appreciation.

For the three months ended March 31, 2007, the expense ratio decreased 7 percentage points over the three month period ended March 31, 2006 resulting from maintaining flat expense levels from improved productivity while net premiums written increased from in-force growth.

Corporate and Other

Our Corporate and Other activities consist primarily of unallocated corporate income and expenses (including amounts incurred in settlement of class action lawsuits), elimination of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments, most of our interest and other financing expenses and unallocated net investment gains (losses).

The following table sets forth the results of operations relating to Corporate and Other:

	For the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$7	$7	$—	—%
Net investment income	15	33	(18)	(55)%
Net investment gains (losses)	—	(18)	18	100%
Policy fees and other income	2	2	—	—%

Total revenues	24	24	—	—%

Expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	21	6	15	NM (1)
Amortization of deferred acquisition costs and intangibles	14	1	13	NM (1)
Interest expense	60	56	4	7%

Total benefits and expenses	95	64	31	48%

Loss from continuing operations before income taxes	(71)	(40)	(31)	(78)%
Benefit for income taxes	(24)	(13)	(11)	(85)%

Loss from continuing operations	(47)	(27)	(20)	(74)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	12	(12)	(100)%
Expenses related to reorganization, net of taxes	14	—	14	NM (1)

Net operating loss	$(33)	$(15)	$(18)	(120)%

(1)	Not meaningful.

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income, higher unallocated expenses and interest expense.

Lower net investment income was attributable to lower limited partnership distributions and lower unallocated investments, partially offset by an increase in yields.

The increase in interest expense was due to an additional debt issuance in the fourth quarter of 2006, partially offset by the derecognition of borrowings related to securitization entities in the first quarter of 2006.

The non-operating expenses related to reorganization consisted of a $13 million impairment of internal-use software and $8 million of severance and other employee termination related expenses.

The increase in income tax benefit was driven by an increase in pre-tax loss.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods presented:

	For the three months ended March 31,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.9%	$774	5.7%	$708	0.2%	$66
Fixed maturities—non-taxable	4.8%	25	4.4%	31	0.4%	(6)
Commercial mortgage loans	6.2%	130	6.3%	119	(0.1)%	11
Equity securities	15.2%	7	12.3%	7	2.9%	—
Other investments	5.4%	10	10.5%	11	(5.1)%	(1)
Policy loans	9.0%	34	8.8%	30	0.2%	4
Restricted investments held by securitization entities	—%	—	8.2%	7	(8.2)%	(7)
Cash, cash equivalents and short-term investments	4.6%	27	3.6%	17	1.0%	10

Gross investment income before expenses and fees	5.9%	1,007	5.8%	930	0.1%	77
Expenses and fees	(0.1)%	(23)	(0.1)%	(18)	—%	(5)

Net investment income	5.8%	$984	5.7%	$912	0.1%	$72

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall investment yields was primarily attributable to increased yields on floating rate investments supporting floating rate liabilities.

The following table sets forth net investment gains (losses) for the three months ended March 31:

(Amounts in millions)	2007	2006
Available-for-sale securities:
Realized gains on sale	$6	$22
Realized losses on sale	(23)	(26)
Impairments	—	(1)
Loss on derecognition of securitization entities	—	(17)
Net unrealized gains (losses) on trading securities	2	—
Derivatives	(2)	—
Commercial mortgage loan loss reserve	(2)	—

Net investment gains (losses)	$(19)	$(22)

For the three months ended March 31, 2007, we did not recognize any impairments. For the three months ended March 31, 2006, we recognized an impairment of $1 million. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2007 and 2006 was $1,069 million and $841 million, respectively, which was approximately 98% and 97% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$39,768	56%	$39,553	56%
Private	15,345	22	15,131	21
Commercial mortgage loans	8,508	12	8,357	12
Other invested assets	3,762	5	3,846	6
Policy loans	1,494	2	1,489	2
Equity securities, available-for-sale	200	—	197	—
Cash and cash equivalents	2,250	3	2,436	3

Total cash, cash equivalents and invested assets	$71,327	100%	$71,009	100%

The total investment portfolio increased $318 million. The increase was primarily due to the purchase of securities, including those underlying the issuance of the GMTNs, partially offset by GIC maturities and lower net unrealized gains as a result of a higher interest rate environment.

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2007 and December 31, 2006, the fair value of the trading portfolio was $111 million and $107 million, respectively.

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$516	1%	$864	2%
Tax exempt	2,220	4	2,231	4
Government—non-U.S.	1,736	3	1,765	3
U.S. corporate	25,013	45	24,656	45
Corporate—non-U.S.	10,993	20	10,632	19
Mortgage-backed(1)	9,639	18	9,212	17
Asset-backed(1)	4,996	9	5,324	10

Total fixed maturities	$55,113	100%	$54,684	100%

(1)

We had $6,064 million of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $2,045 million are investment grade securities which are collateralized by sub-prime loans as of March 31, 2007.

As of March 31, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$496	$23	$(3)	$516
Tax exempt	2,122	99	(1)	2,220
Government—non U.S.	1,662	82	(8)	1,736
U.S. corporate	24,714	614	(315)	25,013
Corporate—non U.S.	10,924	196	(127)	10,993
Mortgage and asset-backed	14,592	144	(101)	14,635

Total fixed maturities	54,510	1,158	(555)	55,113
Equity securities	172	29	(1)	200

Total available-for-sale securities	$54,682	$1,187	$(556)	$55,313

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$850	$21	$(7)	$864
Tax exempt	2,126	106	(1)	2,231
Government—non U.S.	1,688	83	(6)	1,765
U.S. corporate	24,350	639	(333)	24,656
Corporate—non U.S.	10,567	204	(139)	10,632
Mortgage and asset-backed	14,490	141	(95)	14,536

Total fixed maturities	54,071	1,194	(581)	54,684
Equity securities	171	28	(2)	197

Total available-for-sale securities	$54,242	$1,222	$(583)	$54,881

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$—	$—	—	$109	$(3)	23
Tax exempt	—	—	—	47	(1)	23
Government—non U.S.	362	(5)	80	184	(3)	43
U.S. corporate	4,742	(77)	410	6,767	(238)	698
Corporate—non U.S.	2,209	(24)	298	3,771	(103)	371
Mortgage and asset backed	4,138	(32)	486	3,296	(69)	406

Subtotal, fixed maturities	11,451	(138)	1,274	14,174	(417)	1,564
Equity securities	—	—	—	23	(1)	13

Total temporarily impaired securities	$11,451	$(138)	1,274	$14,197	$(418)	1,577

% Below cost—fixed maturities:
<20% Below cost	$11,441	$(135)	1,271	$14,126	$(403)	1,556
20-50% Below cost	10	(3)	3	48	(14)	8
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	11,451	(138)	1,274	14,174	(417)	1,564

% Below cost—equity securities:
<20% Below cost	—	—	—	23	(1)	13
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	—	—	—	23	(1)	13

Total temporarily impaired securities	$11,451	$(138)	1,274	$14,197	$(418)	1,577

Investment grade	$11,147	$(134)	1,187	$13,466	$(379)	1,456
Below investment grade	274	(3)	85	681	(37)	104
Not Rated—Fixed maturities	30	(1)	2	38	(1)	4
Not Rated—Equities	—	—	—	12	(1)	13

Total temporarily impaired securities	$11,451	$(138)	1,274	$14,197	$(418)	1,577

The investment securities in an unrealized loss position as of March 31, 2007 consisted of 2,851 securities accounting for unrealized losses of $556 million. Of these unrealized losses, 92% were investment grade (rated AAA through BBB-) and 97% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates.

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2007, eight securities were 20% or more below cost, including two securities, which were also below investment grade (rated BB+ and below). These securities accounted for unrealized losses of $8 million. These securities were issued primarily by a corporation in the communication industry, were current on all terms and we expect to collect full principal and interest.

As of March 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

The fair value of derivative instruments, including interest rate and foreign currency swaps, equity index options and financial futures is based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$18,661	$390	$17,832	$496
Foreign currency swaps	768	1	567	(8)
Equity index options	401	26	323	22
Financial futures	15	—	19	—

Total	$19,845	$417	$18,741	$510

As of March 31, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $453 million and $543 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $36 million and $33 million, respectively.

The increase in the notional value of derivatives was primarily due to a forward starting interest rate swap with a notional value of $600 million to hedge interest rate risk related to our equity unit note remarketing expected to occur on May 9, 2007. We entered into additional forward starting interest rate swaps with a notional value totaling $272 million to hedge the cash flows of forecasted transactions related to our long-term care insurance business, and we entered into cross currency swaps with a notional value of approximately $200 million to convert foreign currency denominated fixed rate liabilities into U.S. dollar floating rate liabilities consistent with the overall asset-liability management for our GMTN program.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2007	2006
Net cash from operating activities	$1,064	$771
Net cash from investing activities	(687)	(649)
Net cash from financing activities	(585)	(76)

Net increase (decrease) in cash less foreign exchange effect	$(208)	$46

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the three months ended March 31, 2007 over the three months ended March 31, 2006 was primarily the result of an increase in other liabilities and policy related balances associated with timing of settlements, offset by a decrease in current and deferred taxes.

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

The decrease in net cash from investing activities for the three months ended March 31, 2007 compared to March 31, 2006, was primarily the result of an increased level of other invested asset net purchases of limited partnerships, offset by a decrease in commercial mortgage loan originations.

Changes in cash from financing activities primarily related to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the three months ended March 31, 2007, cash from financing activities included net redemptions on investment contracts of $385 million and cash used for the acquisition of treasury stock of $233 million.

Total assets were $111.6 billion as of March 31, 2007 compared to $110.9 billion as of December 31, 2006. The increase in total assets was primarily driven by normal business growth primarily related to fixed maturities, securities lending activity and separate account assets. Total liabilities were $98.3 billion as of March 31, 2007 compared to $97.5 billion as of December 31, 2006. The increase in total liabilities was primarily driven by an increase in policyholder liabilities, securities lending activity and separate account liabilities.

We have a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. In the third quarter of 2006, we pledged additional securities under our repurchase program. As of March 31, 2007, the fair value of securities pledged under the repurchase program was $709 million and the offsetting repurchase obligation of $685 million was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $127 million and $84 million of cash and cash equivalents as of March 31, 2007 and December 31, 2006, respectively.

In the first quarter of 2007, we declared common stock dividends of $39 million, which will be paid in the second quarter of 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share. We also pay quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit, which payments will terminate after the settlement of the Equity Units in May 2007.

During the first quarter of 2007, we repurchased 6.6 million shares at a weighted average price of $35.16. On March 20, 2007, our Board of Directors increased the size of the stock repurchase program to $1.1 billion, an increase of $600 million. As of March 31, 2007, our remaining repurchase capacity was $867 million.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. During the three months ended March 31, 2007, we received dividends from our life insurance subsidiaries of $235 million. The remaining dividend capacity that our subsidiaries could pay to us in 2007 without regulatory approval is $1,165 million.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, payments from our subsidiaries pursuant to tax sharing arrangements, proceeds from any additional issuances of commercial paper and borrowings pursuant to our revolving credit facilities.

During the first quarter of 2007, we contributed capital of $264 million to our subsidiaries.

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

Historically, our insurance subsidiaries have used cash flows from operations and sales of investment securities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities derive from premiums, annuity deposits and policy and contract fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, sales of invested assets and investment income.

As of March 31, 2007, we had approximately $2.7 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.7 billion aggregate amount outstanding as of March 31, 2007, $875 million had put option features including $425 million with put options features of 90 days and $450 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of March 31, 2007, our total cash and invested assets was $71.3 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 36% of the carrying value of our total cash and invested assets as of March 31, 2007.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of March 31, 2007 was $1.4 billion.

Capital resources and financing activities

We have a $1.0 billion five-year revolving credit facility that matures in May 2011 and a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of March 31, 2007, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

On March 22, 2007, Genworth Financial Commercial Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million credit facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days’ advance written notice. The sole purpose of this facility is to fund the purchase of commercial mortgage loans. As of March 31, 2007, there were no amounts outstanding under this facility.

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1.1 billion for 2007. We repurchased 6.6 million of our Class A Common Stock shares during the first quarter of 2007, for an aggregate cost of $233 million. We expect to make additional stock repurchases from time to time in the open market or in privately negotiated transactions, which will be funded from cash and/or the proceeds from issuance of debt securities and the sale of our group life and health insurance business.

On May 9, 2007, we expect to remarket the senior notes included in our Equity Units pursuant to their terms. Proceeds from the remarketing will be used to satisfy the obligations of the holders of the Equity Units to purchase our Class A Common Stock under the related purchase contracts. We expect to repurchase some of the stock issued pursuant to such purchase contracts shortly after the issuance thereof in open market purchases or in privately negotiated transactions.

We believe our cash flows from operation, further issuances under our commercial paper program and revolving credit facilities will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

On April 25, 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company wholly owned by Genworth Life and Annuity Insurance Company, itself an indirect wholly-owned subsidiary of Genworth, issued $500 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40 million in aggregate principal amount of floating rate subordinated notes due 2028. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

Securitization Entities

During the first quarter of 2006, we derecognized securitization entity balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips. We recognized a loss on sale of $11 million, net of tax, from this re-securitization transaction in the three months ended March 31, 2006.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in these risks since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, there were no new material legal proceedings during the quarter.

We cannot ensure that the previously identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2007, there have been no material changes to the risk factors set forth in the above-referenced filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(Dollar amounts in millions, except per share amounts) Periods	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
January 1, 2007 through January 31, 2007	1,504,500	$34.24	1,504,500	$448
February 1, 2007 through February 28, 2007	2,455,600	$35.89	2,455,600	360
March 1, 2007 through March 31, 2007	2,657,400	$35.01	2,657,400	867

Total	6,617,500	$35.16	6,617,500	$867

(1)

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally, on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million.

Item 6. Exhibits

10.1	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan

10.2	Amendment to the Genworth Financial, Inc. Executive Life Program

10.3	Amendment to the Genworth Financial, Inc. 2005 Change in Control Plan

12	Computation of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 1, 2007

	By:	/s/ SCOTT R. LINDQUIST
Scott R. Lindquist Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)