Form 10-Q
period 2007-06-30
GENWORTH FINANCIAL INC
filed 2007-08-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, 442,680,443 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

P ART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Premiums	$1,549	$1,480	$3,060	$2,851
Net investment income	1,024	940	2,008	1,852
Net investment gains (losses)	(51)	(49)	(70)	(71)
Insurance and investment product fees and other	243	200	477	381

Total revenues	2,765	2,571	5,475	5,013

Benefits and expenses:
Benefits and other changes in policy reserves	1,090	978	2,157	1,893
Interest credited	391	378	776	750
Acquisition and operating expenses, net of deferrals	495	483	984	919
Amortization of deferred acquisition costs and intangibles	207	197	420	361
Interest expense	124	88	231	170

Total benefits and expenses	2,307	2,124	4,568	4,093

Income from continuing operations before income taxes	458	447	907	920
Provision for income taxes	137	141	272	292

Income from continuing operations	321	306	635	628
Income from discontinued operations, net of taxes	5	11	15	19
Gain on sale of discontinued operations, net of taxes	53	—	53	—

Income before cumulative effect of accounting change	379	317	703	647
Cumulative effect of accounting change, net of taxes	—	—	—	4

Net income	$379	$317	$703	$651

Earnings from continuing operations per common share:
Basic	$0.73	$0.67	$1.44	$1.36

Diluted	$0.72	$0.66	$1.41	$1.33

Earnings per common share:
Basic	$0.86	$0.70	$1.60	$1.41

Diluted	$0.84	$0.68	$1.56	$1.37

Weighted-average common shares outstanding:
Basic	439.4	455.8	440.2	461.3

Diluted	449.0	468.3	452.0	473.9

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$55,567	$54,684
Equity securities available-for-sale, at fair value	201	197
Commercial mortgage loans	8,798	8,357
Policy loans	1,635	1,489
Other invested assets	3,445	3,846

Total investments	69,646	68,573
Cash and cash equivalents	2,956	2,436
Accrued investment income	697	742
Deferred acquisition costs	6,677	6,183
Intangible assets	845	831
Goodwill	1,601	1,602
Reinsurance recoverable	16,658	16,783
Other assets	880	864
Separate account assets	11,976	10,875
Assets associated with discontinued operations	—	1,982

Total assets	$111,936	$110,871

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$64,062	$63,299
Liability for policy and contract claims	3,286	3,114
Unearned premiums	5,073	4,229
Other policyholder liabilities	354	385
Other liabilities	5,563	5,709
Non-recourse funding obligations	3,555	2,765
Short-term borrowings	199	199
Long-term borrowings	3,755	3,921
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,047	1,522
Separate account liabilities	11,976	10,875
Liabilities associated with discontinued operations	—	1,423

Total liabilities	98,970	97,541

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million and 493 million shares issued as of June 30, 2007 and December 31, 2006, respectively; 443 million shares outstanding as of June 30, 2007 and December 31, 2006	1	—
Additional paid-in capital	11,429	10,759

Accumulated other comprehensive income:
Net unrealized investment gains (losses)	(181)	435
Derivatives qualifying as hedges	159	375
Foreign currency translation and other adjustments	572	347

Total accumulated other comprehensive income	550	1,157
Retained earnings	3,484	2,914
Treasury stock, at cost (78 million and 50 million shares as of June 30, 2007 and December 31, 2006, respectively)	(2,498)	(1,500)

Total stockholders’ equity	12,966	13,330

Total liabilities and stockholders’ equity	$111,936	$110,871

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310

Comprehensive income (loss):
Net income	—	—	651	—	651
Net unrealized gains (losses) on investment securities	—	(1,072)	—	—	(1,072)
Derivatives qualifying as hedges	—	(177)	—	—	(177)
Foreign currency translation and other adjustments	—	78	—	—	78

Total comprehensive income (loss)					(520)
Acquisition of treasury stock	—	—	—	(553)	(553)
Dividends to stockholders	—	—	(69)	—	(69)
Stock-based compensation expense and exercises	38	—	—	—	38
Other capital transactions	4	—	—	—	4

Balances as of June 30, 2006	$10,713	$233	$2,317	$(1,053)	$12,210

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$—	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—		703	—	703
Net unrealized gains (losses) on investment securities	—	—	(616)	—	—	(616)
Derivatives qualifying as hedges	—	—	(216)	—	—	(216)
Foreign currency translation and other adjustments	—	—	225	—	—	225

Total comprehensive income (loss)						96
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(998)	(998)
Dividends to stockholders	—	—	—	(79)	—	(79)
Stock-based compensation expense and exercises	—	67	—	—	—	67
Other capital transactions	—	3	—	—	—	3

Balances as of June 30, 2007	$1	$11,429	$550	$3,484	$(2,498)	$12,966

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$703	$651
Less income from discontinued operations, net of taxes	(15)	(19)
Less gain from discontinued operations, net of taxes	(53)	—

Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(4)	11
Net investment losses (gains)	70	71
Charges assessed to policyholders	(195)	(177)
Acquisition costs deferred	(739)	(585)
Amortization of deferred acquisition costs and intangibles	420	361
Deferred income taxes	153	178
Cumulative effect of accounting change	—	(4)
Purchases of trading securities, net of proceeds from sales	(20)	—
Change in certain assets and liabilities:
Accrued investment income and other assets	1	90
Insurance reserves	1,549	1,475
Current tax liabilities	180	46
Other liabilities and other policy-related balances	467	(139)
Cash from operating activities—discontinued operations	25	38

Net cash from operating activities	2,542	1,997

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	2,945	2,765
Commercial mortgage loans	556	549
Proceeds from sales of investments:
Fixed maturities and equity securities	3,314	2,914
Purchases and originations of investments:
Fixed maturities and equity securities	(7,863)	(5,532)
Commercial mortgage loans	(1,001)	(1,130)
Other invested assets, net	(258)	(1)
Policy loans, net	(146)	(136)
Payments for businesses purchased, net of cash acquired	—	(134)
Cash received from sale of discontinued operations, net of cash sold	514	—
Cash from investing activities—discontinued operations	103	(47)

Net cash from investing activities	(1,836)	(752)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	4,207	3,774
Redemption and benefit payments on investment contracts	(4,552)	(4,827)
Short-term borrowings and other, net	(63)	148
Proceeds from issuance of non-recourse funding obligations	790	750
Repayment of long-term debt	(500)	—
Proceeds from the issuance of long-term debt	349	—
Dividends paid to stockholders	(79)	(69)
Stock-based compensation awards exercised	30	20
Acquisition of treasury stock	(998)	(553)
Proceeds from issuance of common stock	600	—
Capital contribution received from GE	—	2
Cash from financing activities—discontinued operations	(21)	(5)

Net cash from financing activities	(237)	(760)
Effect of exchange rate changes on cash and cash equivalents	18	(9)

Net change in cash and cash equivalents	487	476
Cash and cash equivalents at beginning of period	2,469	1,875

Cash and cash equivalents at end of period	2,956	2,351
Less cash and cash equivalents of discontinued operations at end of period	—	5

Cash and cash equivalents of continuing operations at end of period	$2,956	$2,346

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 in preparation for the corporate formation of certain insurance and related subsidiaries of the General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to its IPO, Genworth was a wholly-owned subsidiary of GEFAHI, which was an indirect subsidiary of GE.

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional investment products. Retail protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: individual variable annuities, fixed deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk basis, which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments and our group life and health insurance business which was sold on May 31, 2007.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flow for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

(2) Accounting Pronouncements

Recently adopted

On December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Upon adoption, we recorded a $31 million reduction in comprehensive income on our consolidated balance sheet as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, we reported total comprehensive income of $1,081 million. With this revised presentation, total comprehensive income would have been $1,112 million as of December 31, 2006. This revised presentation will be reflected in our Annual Report on Form 10-K as of December 31, 2007.

On January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $362 million, of which, $187 million, if recognized, would affect the effective tax rate on continuing operations. As of January 1, 2007, we had accrued interest and penalties of $30 million in our condensed consolidated balance sheet. These amounts of interest and penalties relate to unrecognized tax benefits and are recognized as components of income tax expense.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We believe that it is reasonably possible that in 2007, up to approximately $56 million of unrecognized tax benefits, related to individually immaterial items in the U.S. and foreign jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. The adoption of SOP 05-1 resulted in the shortening of the period over which our group life and health insurance business deferred acquisition costs are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $54 million, net of tax. The cumulative effect of adoption of SOP 05-1 relates to our discontinued operations which we sold on May 31, 2007.

Not yet adopted

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether we will elect the fair value option for any financial assets or liabilities; and therefore, we do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for us on January 1, 2008. Management is reviewing SOP 07-1 to determine the impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net income by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions except per share data)	2007	2006	2007	2006
Basic earnings per common share:
Income from continuing operations	$0.73	$0.67	$1.44	$1.36
Income from discontinued operations, net of taxes	0.01	0.02	0.03	0.04
Gain from discontinued operations, net of taxes	0.12	—	0.12	—
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Basic earnings per common share	$0.86	$0.70	$1.60	$1.41

Diluted earnings per common share:
Income from continuing operations	$0.72	$0.66	$1.41	$1.33
Income from discontinued operations, net of taxes	0.01	0.02	0.03	0.04
Gain from discontinued operations, net of taxes	0.12	—	0.12	—
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Diluted earnings per common share	$0.84	$0.68	$1.56	$1.37

Weighted-average shares used in basic earnings per common share calculations	439.4	455.8	440.2	461.3
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	4.3	7.5	6.3	7.5
Stock options, restricted stock units and stock appreciation rights	5.3	5.0	5.5	5.1

Weighted-average shares used in diluted earnings per common share calculations	449.0	468.3	452.0	473.9

(4) Discontinued Operations

Sale of Group Life and Health Insurance Business

On May 31, 2007, we completed the sale of our group life and health insurance business for cash consideration of approximately $660 million. Accordingly, the business has been accounted for as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues	$129	$183	$318	$366

Income before income taxes	$8	$17	$24	$30
Provision for income taxes	3	6	9	11

Income from discontinued operations	$5	$11	$15	$19

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assets and liabilities associated with discontinued operations have been segregated in the condensed consolidated balance sheets. The major asset and liability categories were as follows:

(Amounts in millions)	December 31, 2006
Assets:
Investments	$903
Cash and cash equivalents	33
Deferred acquisition costs	142
Intangible assets and goodwill	145
Reinsurance recoverable and other assets	759

Assets associated with discontinued operations	$1,982

Liabilities:
Future annuity and contract benefits	$837
Liability for policy and contract claims	428
Unearned premiums, other liabilities and deferred tax liability	158

Liabilities associated with discontinued operations	$1,423

(5) Investments and Derivative Instruments

As of June 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$626	$12	$(6)	$632
Tax exempt	2,313	61	(3)	2,371
Government—non U.S.	1,691	55	(21)	1,725
U.S. corporate	24,330	366	(632)	24,064
Corporate—non U.S.	11,817	117	(277)	11,657
Mortgage and asset-backed	15,214	102	(198)	15,118

Total fixed maturities	55,991	713	(1,137)	55,567
Equity securities	174	29	(2)	201

Total available-for-sale securities	$56,165	$742	$(1,139)	$55,768

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of derivative instruments, including interest rate and foreign currency swaps, equity index options and financial futures is based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$22,363	$116	$17,832	$496
Foreign currency swaps	768	(29)	567	(8)
Foreign currency forward contracts	92	(3)	—	—
Equity index options	434	25	323	22
Financial futures	20	—	19	—

Total	$23,677	$109	$18,741	$510

As of June 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $259 million and $543 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $150 million and $33 million, respectively.

(6) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

(b) Commitments

As of June 30, 2007, we were committed to fund $222 million in U.S. commercial mortgage loan investments and $469 million in limited partnership investments.

(c) Accelerated Stock Repurchase

In May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker-dealer counterparty for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of Class A Common Stock pursuant to the settlement of purchase contracts that were components of our Equity Units. The repurchased shares will be held in treasury, until such time as they may be reissued or retired.

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, which is scheduled to occur in October 2007, the price adjustment will be calculated based on the arithmetic mean of the volume weighted average price of our Class A Common Stock during the term of the agreement, less a discount. In the case where we are required to pay, the price adjustment may be settled in shares of Class A Common Stock or in cash at our option. In the case where the broker-dealer counterparty is required to pay, the price adjustment may only be settled in shares of Class A Common Stock.

(d) Pending Acquisition

On July 18, 2007, we entered into an agreement to acquire Liberty Reverse Mortgage, Inc., an independent reverse mortgage lender, for $50 million plus additional contingent consideration. The transaction is subject to regulatory approvals and expected to close in the fourth quarter of 2007.

(7) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. During the first quarter of 2007, we issued $50 million of commercial paper. During the second quarter of 2007, we reduced the outstanding balance of our commercial paper by $50 million. As of June 30, 2007 and December 31, 2006, the weighted average interest rate on commercial paper outstanding was 5.2% and the weighted average maturity was 28 days and 37 days, respectively.

Long-term Senior Notes

In June 2007, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 5.65% per year payable semi-annually, and maturing in June 2012 (“2012 Notes”). The 2012 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2012 Notes, at any time with

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $349 million from the issuance of the 2012 Notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand.

Equity Units

In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock equal to the settlement rate specified in the stock purchase contract component of the Equity Units for $600 million. In May 2007, we also remarketed the senior notes underlying our Equity Units pursuant to their terms. The interest rate on the senior notes was reset to 5.231%.

Non-recourse Funding Obligations

In April 2007, River Lake Insurance Company IV Limited (“River Lake IV”), a Bermuda long-term insurance company wholly-owned by Genworth Life and Annuity Insurance Company (“GLAIC”), itself an indirect wholly-owned subsidiary of Genworth, issued $500 million in aggregate principal amount of floating rate guaranteed notes due 2028 (the “Guaranteed Notes”) and $40 million in aggregate principal amount of floating rate subordinated notes due 2028 (the “Subordinated Notes” and, together with the Guaranteed Notes, the “Notes”). The Notes were issued pursuant to an indenture, which by its terms requires River Lake IV to pledge substantially all of its available assets to the indenture trustee as collateral for the Notes.

River Lake IV may issue additional series of its floating rate guaranteed notes up to an aggregate principal amount of $925 million (including the Notes). The Notes are direct financial obligations of River Lake IV and are not guaranteed by GLAIC or Genworth. A third-party financial guaranty insurance company (the “Insurer”) will insure the timely payment of scheduled interest payments and the repayment of principal on May 25, 2028 on all series of the floating rate guaranteed notes, including the Guaranteed Notes.

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

In June 2007, River Lake Insurance Company II (“River Lake II”), a special purpose financial captive insurance company wholly-owned by GLAIC, issued $250 million in aggregate principal amount of floating rate surplus notes due 2035. This transaction represented the third and final issuance of surplus notes by River Lake II, bringing the total aggregate principal amount of surplus notes issued by River Lake II to $850 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 5.4%. The non-recourse funding obligations bear variable interest rates and their carrying value approximates fair value as of June 30, 2007.

Revolving Credit Facilities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the facility) and a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of June 30, 2007, we had no borrowings under these facilities; however, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

Commercial Mortgage Loan Repurchase Facility

In March 2007, Genworth Financial Commercial Mortgage Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million repurchase facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days’ advance written notice. The sole purpose of this facility is to finance the purchase of commercial mortgage loans with the intent to securitize such loans in the future. As of June 30, 2007, there were no amounts outstanding under this facility.

(8) Segment Information

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our former Protection segment, is now included in Corporate and Other activities. The following discussion reflects our reorganized operating segments for all periods presented.

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our managed money products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and payment protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, eliminations of inter-segment transactions and the results of a small, non-core business that is managed outside of our operating segments. Our group life and health insurance business, which we agreed to sell in January 2007, was accounted for as discontinued operations and included in Corporate and Other activities. This business was sold on May 31, 2007.

We allocate invested assets, net investment income and net investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolios established to support the segment’s products and targeted capital levels. We do not allocate invested assets, net investment income and net investment gains (losses) from Corporate and Other activities to our International or U.S. Mortgage Insurance segments because they have their own separate investment portfolios.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We use the same accounting policies and procedures to measure segment income and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of credit-related impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues:
Retirement and Protection	$1,929	$1,832	$3,847	$3,595
International	624	556	1,211	1,055
U.S. Mortgage Insurance	194	162	375	318
Corporate and Other	18	21	42	45

Total revenues	$2,765	$2,571	$5,475	$5,013

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Retirement and Protection	$180	$171	$365	$349
International	142	119	265	221
U.S. Mortgage Insurance	66	72	131	144
Corporate and Other	(37)	(34)	(70)	(49)

Net operating income	351	328	691	665
Net investment gains (losses), net of taxes and other adjustments	(30)	(22)	(42)	(37)
Expenses related to reorganization, net of taxes	—	—	(14)	—

Income from continuing operations	321	306	635	628
Income from discontinued operations, net of taxes	5	11	15	19
Gain on sale from discontinued operations, net of taxes	53	—	53	—

Income before cumulative effect of accounting change	379	317	703	647
Cumulative effect of accounting change	—	—	—	4

Net income	$379	$317	$703	$651

The following is a summary of total assets for our segments and Corporate and Other activities as of:

(Amounts in millions)	June 30, 2007	December 31, 2006
Assets:
Retirement and Protection	$94,864	$92,820
International	10,214	8,518
U.S. Mortgage Insurance	3,370	3,237
Corporate and Other	3,488	4,314

Segment assets from continuing operations	111,936	108,889
Assets associated with discontinued operations	—	1,982

Total assets	$111,936	$110,871

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

•

Risks relating to our Retirement and Protection segment, including unexpected changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, reputational risks as a result of our plans to file for an increase in the premiums on certain in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, and the failure of demand for long-term care insurance to increase as we expect;

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

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our Protection segment, is now included in Corporate and Other activities. This business was sold on May 31, 2007. The following discussion reflects our reorganized operating segments.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional investment products. Retail protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: individual variable annuities, fixed deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended June 30, 2007, our Retirement and Protection segment’s net income and net operating income were $153 million and $180 million, respectively. For the six months ended June 30, 2007, our Retirement and Protection segment’s net income and net operating income were $326 million and $365 million, respectively.

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk basis, which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2007, our International segment’s net income and net operating income were $139 million and $142 million, respectively. For the six months ended June 30, 2007, our International segment’s net income and net operating income were $262 million and $265 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We also have begun to increasingly provide mortgage insurance on a structured, or bulk basis, with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. For the three months ended June 30, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were both $66 million. For the six months ended June 30, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were both $131 million.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments and our group life and health insurance business, which we agreed to sell in January 2007 and was accounted for as discontinued operations. This business was sold on May 31, 2007. For the three months ended June 30, 2007, Corporate and Other had both a loss from continuing operations and a net operating loss of $37 million. For the six months ended June 30, 2007, Corporate and Other had a loss from continuing operations and a net operating loss of $84 million and $70 million, respectively.

Trends and conditions affecting our segments

Retirement and Protection

Managed money. We offer asset management products to individual investors and support services for independent broker-dealers and registered investment advisors. The asset management industry is witnessing rapid increases of independent broker-dealer representatives and registered investment advisors, as registered representatives are leaving large national firms to join these independent firms or form their own firms. These new small firms need client and back office support services and access to technology. Further, individuals are increasingly transferring their assets to separately managed products. We expect these trends to continue and possibly accelerate in the future. As a result of these trends, we have expanded our presence in this market with the October 2006 acquisition of AssetMark Investment Services, Inc. (“AssetMark”), a leading provider of open architecture asset management solutions to independent financial advisors. Our asset management products consist of separately managed accounts and managed mutual fund accounts. We receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, which are influenced by the relative performance of our products’ underlying investments and the overall equity market environment.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

The current interest rate environment coupled with the relatively flat shape of the yield curve has reduced the attractiveness of some fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate and yield curve environment has had an adverse impact on both sales and retention of fixed annuities with the latter resulting in an acceleration of the amortization of related deferred acquisition costs. In recent quarters, we have experienced improved spreads in fixed annuities associated with the runoff and crediting rate resets of lower return business. We expect these trends to continue.

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

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates.

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

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide annualized first-year premiums of individual long-term care insurance increased approximately 3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, according to data published by LIMRA International. Our sales growth over the past year in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, for the six months ended June 30, 2007, we have experienced sales growth in our recently introduced linked-benefits product. In addition, in July 2007, AARP selected us as its provider to offer new long-term care insurance products to its approximately 38 million members. However, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the block. On July 26, 2007, we announced our plans to file for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies. This block represents approximately $700 million, or 40%, of our total annual long-term care insurance premium in-force.

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

As a result of the expansion of our international business in recent years, as of June 30, 2007, approximately 61% of our international risk in-force has not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

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

We believe the demand for flow private mortgage insurance increased during the six months ended June 30, 2007 as compared to the same period in 2006. This increase was driven by a number of market conditions, which included: increased regulatory and market focus on credit risk, tightened underwriting standards, an increase in the volume of mortgages purchased by the government-sponsored entities (“GSE”), the decline in simultaneous second mortgages and mortgage insurance tax deductibility. The bulk mortgage insurance market is increasing as a percentage of the overall primary mortgage insurance market, which we believe is driven, in part, by an increase in GSE Alt-A penetration, portfolio transactions which have increased recently driven by regulatory pressure on lenders to decrease the risk in their mortgage loan portfolios, as well as an increase in non-prime mortgage-backed security issuances. We have increased our participation in selected segments of the bulk market where we believe we will be able to meet our targeted risk-adjusted returns and continue to evaluate additional opportunities this market presents.

The recent rise in interest rates and lower or negative home price appreciation in the U.S. have contributed to rising persistency rates. The persistency rate for the six months ended June 30, 2007 was 78%, which represents the highest persistency rate we have experienced in more than six years.

Primary insurance in-force increased from $120.5 billion as of March 31, 2007 to $135.5 billion as of June 30, 2007, which is our sixth sequential quarter increase of primary insurance in-force. In addition, net earned premiums have grown from $232 million for the six months ended June 30, 2006 to $285 million for the six months ended June 30, 2007. These increases in primary insurance in-force and net earned premiums reflect an increase in both our flow and bulk product writings as a result of increased demand for private mortgage insurance as well as higher persistency. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force and related net earned premiums.

We believe that the U.S. economy overall remains relatively strong based on continued gross domestic product growth and low levels of unemployment. However, we also believe that the U.S. housing market has slowed and the rate of home price appreciation has declined or turned negative in the majority of markets. In addition, there has been a significant increase in the default levels in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home price appreciation. Over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans. Continued low or negative home price appreciation may cause further increases in our incurred losses and the related loss ratio.

The Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in their housing markets as well as a decline in home prices. While our portfolio concentration in the Great Lakes region is less than 10% of our total risk in-force, this region’s weakness has contributed disproportionately to the increase in our U.S. paid losses. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies and we have seen increases in loan delinquencies in some of the higher loan balance states including Florida, California, Arizona and several Northeastern states. These factors have both contributed to an increase in our incurred losses.

As a result of the significant U.S. refinancing activity since 2002, as of June 30, 2007, approximately 65% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations by Segment.”

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following is a summary of net income for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,549	$1,480	$69	5%
Net investment income	1,024	940	84	9%
Net investment gains (losses)	(51)	(49)	(2)	(4)%
Insurance and investment product fees and other	243	200	43	22%

Total revenues	2,765	2,571	194	8%

Benefits and expenses:
Benefits and other changes in policy reserves	1,090	978	112	11%
Interest credited	391	378	13	3%
Acquisition and operating expenses, net of deferrals	495	483	12	2%
Amortization of deferred acquisition costs and intangibles	207	197	10	5%
Interest expense	124	88	36	41%

Total benefits and expenses	2,307	2,124	183	9%

Income from continuing operations before income taxes	458	447	11	2%
Provision for income taxes	137	141	(4)	(3)%

Income from continuing operations	321	306	15	5%
Income from discontinued operations, net of taxes	5	11	(6)	(55)%
Gain on sale from discontinued operations, net of taxes	53	—	53	NM (1)

Net income	$379	$317	$62	20%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our International segment increased $36 million as a result of a $44 million increase in our international mortgage insurance business, partially offset by a decrease of $8 million from our payment protection insurance business. The three months ended June 30, 2007 included an increase of $33 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $32 million.

•

Our Retirement and Protection segment increased $3 million primarily due to a $40 million increase in our long-term care insurance business and a $12 million increase in our life insurance business, offset by a $49 million decrease in our retirement income business.

Net investment income. Net investment income represents the income earned on our investments.

•

Our Retirement and Protection segment increased driven largely by higher invested assets as a result of an increase in assets under management in our institutional business, the investment of net insurance cash flows attributable to growth of our long-term care and life insurance in-force blocks and an increase related to securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our International segment increased as a result of higher invested assets from the investment of net insurance cash flows primarily related to the growth in the international mortgage insurance in-force and additional cash from capital contributions. The three months ended June 30, 2007 included an increase of $8 million attributable to changes in foreign exchange rates.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.9% for the three months ended June 30, 2007 from 5.8% for the three months ended June 30, 2006. The increase in weighted average investment yields was primarily attributable to increased investment income from bond calls and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

•

Net investment income for the three months ended June 30, 2007 included $27 million of investment income from bond calls, commercial mortgage loan prepayments and limited partnership investments as compared to $35 million in investment income from a reduction in commercial mortgage loan loss reserves, bond calls, commercial mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and (losses) from the sale or impairment of our investments, unrealized and realized gains and (losses) from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker-dealer commission revenues and other fees.

•

Our Retirement and Protection segment increased $49 million driven by a $35 million increase in our managed money business, a $9 million increase in our life insurance business and an $8 million increase from our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $2 million.

•	Our International segment decreased $5 million related to our international mortgage insurance business.

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

•

Our Retirement and Protection segment increased $44 million attributable to a $59 million increase in our long-term care insurance business and a $31 million increase in our life insurance business, offset by a $46 million decrease in our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $36 million.

•

Our International segment increased $32 million as a result of an increase in our international mortgage insurance business of $35 million, partially offset by a decrease of $3 million in our payment protection insurance business. The three months ended June 30, 2007 included an increase of $8 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment increased $13 million primarily due to a $26 million increase related to our institutional business, partially offset by a $17 million decrease in our retirement income business.

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

•

Our Retirement and Protection segment increased $14 million attributable to an increase of $26 million from our managed money business, partially offset by a decrease in our long-term care insurance business of $6 million and a decrease of $4 million in our life insurance business.

•	Our International segment increased $3 million. The three months ended June 30, 2007 included an increase of $12 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $5 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•	Our Retirement and Protection segment increased $6 million due to an increase in our long-term care insurance business.

•

Our International segment increased $3 million related to an increase in our international mortgage insurance business of $5 million, partially offset by a decrease in our payment protection insurance business of $2 million. The three months ended June 30, 2007 included an increase of $8 million attributable to changes in foreign exchange rates.

Interest expense

•

Our Retirement and Protection segment increased $16 million in our life insurance business from the issuances of additional non-recourse funding obligations and increase in average floating rates paid on those obligations.

•	Our International segment increased $10 million primarily from our payment protection insurance business.

•	Corporate and Other activities increased $10 million.

Provision for income taxes. The effective tax rate decreased to 29.9% for the three months ended June 30, 2007 from 31.5% for the three months ended June 30, 2006. The three months ended June 30, 2007 included an increase of $3 million attributable to changes in foreign exchange rates. The decrease in effective tax rate was primarily attributable to the increase in lower taxed foreign income, partially offset by a decrease in tax-exempt investment income.

Net income. The increase in net income reflects increases in our International segment and Retirement and Protection segment net income offset by a decrease in our U.S. Mortgage Insurance segment and an increase in our Corporate and Other activities net operating loss, as discussed under “—Results of Operations by Segment.” Included in net income was an increase of $10 million, net of tax, attributable to changes in foreign exchange rates. Additionally, we completed the sale of our group life and health insurance business in the second quarter of 2007. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following is a summary of net income for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$3,060	$2,851	$209	7%
Net investment income	2,008	1,852	156	8%
Net investment gains (losses)	(70)	(71)	1	1%
Insurance and investment product fees and other	477	381	96	25%

Total revenues	5,475	5,013	462	9%

Benefits and expenses:
Benefits and other changes in policy reserves	2,157	1,893	264	14%
Interest credited	776	750	26	3%
Acquisition and operating expenses, net of deferrals	984	919	65	7%
Amortization of deferred acquisition costs and intangibles	420	361	59	16%
Interest expense	231	170	61	36%

Total benefits and expenses	4,568	4,093	475	12%

Income from continuing operations before income taxes	907	920	(13)	(1)%
Provision for income taxes	272	292	(20)	(7)%

Income from continuing operations	635	628	7	1%
Income from discontinued operations, net of taxes	15	19	(4)	(21)%
Gain on sale of discontinued operations, net of taxes	53	—	53	NM (1)

Income before cumulative effect of accounting change	703	647	56	9%
Cumulative effect of accounting change	—	4	(4)	(100)%

Net income	$703	$651	$52	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our International segment increased $107 million as a result of an $86 million increase in our international mortgage insurance business and an increase of $21 million from our payment protection insurance business. The six months ended June 30, 2007 included an increase of $65 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $53 million.

•

Our Retirement and Protection segment increased $51 million primarily due to a $100 million increase in our long-term care insurance business and a $26 million increase in our life insurance business, offset by a $75 million decrease in our retirement income business.

Net investment income

•

Our Retirement and Protection segment increased largely driven by higher invested assets as a result of an increase in assets under management in our institutional business, the investment of net insurance cash flows attributable to growth of our long-term care and life insurance in-force blocks and an increase related to securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our International segment increased as a result of higher invested assets from the investment of net insurance cash flows primarily related to the growth in the international mortgage insurance in-force and additional cash from capital contributions. The six months ended June 30, 2007 included an increase of $12 million attributable to changes in foreign exchange rates.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.9% for the six months ended June 30, 2007 from 5.8% for the six months ended June 30, 2006. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities and increased investment income from bond calls. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

•

Net investment income for the six months ended June 30, 2007 included $40 million of investment income from bond calls, commercial mortgage loan prepayments and limited partnership investments as compared to $54 million in investment income from a reduction in commercial mortgage loan loss reserves, bond calls, commercial mortgage loan prepayments and limited partnership investments in the prior year.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $103 million primarily driven by a $69 million increase in our managed money business, a $19 million increase in our life insurance business and a $16 million increase from our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $4 million.

•	Our International segment decreased $8 million related to our international mortgage insurance business.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $132 million as a result of a $143 million increase in our long-term care insurance business and a $44 million increase in our life insurance business, offset by a $55 million decrease in our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $69 million.

•

Our International segment increased $64 million driven by an increase in our international mortgage insurance business of $57 million and an increase of $7 million in our payment protection insurance business. The six months ended June 30, 2007 included an increase of $14 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited related to our Retirement and Protection segment increased $26 million primarily due to a $53 million increase related to our institutional business, partially offset by a $36 million decrease in our retirement income business.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $37 million primarily attributable to an increase of $49 million from our managed money business, offset by a decrease of $9 million in our life insurance business and a decrease in our long-term care insurance business of $3 million.

•

Our International segment increased $19 million attributable to an increase of $9 million related to our international mortgage insurance business and an increase of $10 million related to our payment protection insurance business. The six months ended June 30, 2007 included an increase of $32 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $10 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $27 million primarily attributable to a $10 million increase in our retirement income business, a $9 million increase from our life insurance business and a $7 million increase in our long-term care insurance business.

•

Our International segment increased $18 million related to an increase in our international mortgage insurance business of $8 million and an increase of $10 million in our payment protection insurance business. The six months ended June 30, 2007 included an increase of $14 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $13 million.

Interest expense

•

Our Retirement and Protection segment increased $33 million related to our life insurance business from the issuances of additional non-recourse funding obligations and increase in average floating rates paid on those obligations.

•	Our International segment increased $14 million primarily from our payment protection insurance business.

•	Corporate and Other activities increased $14 million.

Provision for income taxes. The effective tax rate decreased to 30.0% for the six months ended June 30, 2007 from 31.7% for the six months ended June 30, 2006. The six months ended June 30, 2007 included an increase of $3 million attributable to changes in foreign exchange rates. The decrease was primarily attributable to lower taxed foreign income and a favorable examination development, partially offset by a decrease in tax-exempt investment income.

Net income. The increase in net income reflects increases in our International segment and Retirement and Protection segment net income offset by a decrease in our U.S. Mortgage Insurance segment and an increase in our Corporate and Other activities net operating loss, as discussed under “—Results of Operations by Segment.” Included in net income was an increase of $14 million, net of tax, attributable to changes in foreign exchange rates. Additionally, we completed the sale of our group life and health insurance business in the second quarter of 2007. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2007	2006	2007	2006
Earnings from continuing operations per common share:
Basic	$0.73	$0.67	$1.44	$1.36

Diluted	$0.72	$0.66	$1.41	$1.33

Earnings per common share:
Basic	$0.86	$0.70	$1.60	$1.41

Diluted	$0.84	$0.68	$1.56	$1.37

Weighted-average common shares outstanding:
Basic	439.4	455.8	440.2	461.3

Diluted	449.0	468.3	452.0	473.9

Weighted average shares outstanding declined reflecting repurchases of 43.7 million shares since the end of the first quarter of 2006 through June 30, 2007. Diluted weighted average shares outstanding for both the 2007 and 2006 quarters reflect the effects of potentially dilutive securities including stock purchase contracts underlying Equity Units, stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of credit-related impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies. See note 8 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income.

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

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to (1) annualized first-year premiums for term life insurance, long-term care insurance and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross flows and net flows, which represent gross flows less redemptions, for our managed money business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for payment protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business the company generated during each period presented; and (6) written premiums net of cancellations for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our managed money business, insurance in-force and risk in-force. Assets under management for our managed money business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life insurance, international mortgage insurance and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international mortgage insurance and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our managed money business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

Retirement and Protection segment

Segment results of operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$887	$884	$3	—%
Net investment income	860	817	43	5%
Net investment gains (losses)	(45)	(47)	2	4%
Insurance and investment product fees and other	227	178	49	28%

Total revenues	1,929	1,832	97	5%

Benefits and expenses:
Benefits and other changes in policy reserves	917	873	44	5%
Interest credited	391	378	13	3%
Acquisition and operating expenses, net of deferrals	222	208	14	7%
Amortization of deferred acquisition costs and intangibles	112	106	6	6%
Interest expense	51	35	16	46%

Total benefits and expenses	1,693	1,600	93	6%

Income from continuing operations before income taxes	236	232	4	2%
Provision for income taxes	83	83	—	—%

Net income	153	149	4	3%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	27	22	5	23%

Net operating income	$180	$171	$9	5%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
Managed money	$11	$6	$5	83%
Retirement income	43	38	5	13%
Institutional	10	13	(3)	(23)%
Life insurance	75	77	(2)	(3)%
Long-term care insurance	41	37	4	11%

Total net operating income	$180	$171	$9	5%

Net operating income

•

Our managed money business increased $5 million primarily due to our fourth quarter of 2006 acquisition of AssetMark, growth in our assets under management in our existing platforms and favorable equity market performance.

•

Our retirement income business increased $5 million mainly the result of an increase in income from fee-based products as a result of growth in assets under management of our Income Distribution Series of variable annuity products and riders and a lower effective tax rate, partially offset by lower municipal GIC advisory fees and lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates are being reset to lower rates.

•

Our institutional business decreased $3 million attributable to prior year favorable investment income items that did not recur in the current year, partially offset by growth in assets under management.

•	Our life insurance business decreased $2 million primarily due to less favorable mortality as compared to the prior year, partially offset by growth in the in-force block of term life insurance.

•

Our long-term care insurance business increased $4 million predominately a result of a $9 million, net of tax, bond call in the current year. The prior year included $6 million, net of tax, of favorable adjustments. In addition, the performance of newer issued policies was partially offset by unfavorable performance of older issued policies. The revenues and benefits and expenses for Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”), which was acquired on May 1, 2006, reflect a two-month period for 2006 compared to a three-month period for 2007.

Revenues

Premiums

•	Our long-term care insurance business increased $40 million mainly attributable to growth in the in-force block and a $19 million increase due to the Continental Life acquisition.

•

Our life insurance business increased $12 million mainly due to in-force growth from new sales and renewal premiums of term life insurance offset by lapses and continued runoff of our whole life block.

•

Our retirement income business decreased $49 million attributable to lower life contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Net investment income

•

Our long-term care insurance increased $29 million partially due to growth in the in-force block. The current quarter increase also included a $14 million bond call from a single issuer that did not occur in the prior year.

•	Our institutional business increased $22 million attributable to increased assets under management.

•

Our life insurance business increased $18 million mainly due to growth of the in-force block and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

•	Our retirement income business decreased $26 million as result of a decline in assets under management for our spread-based retail products.

Insurance and investment product fees and other

•

Our managed money business increased $35 million primarily attributable to an increase of $23 million from the acquisition of AssetMark, as well as growth in assets under management in our existing platforms.

•	Our life insurance business increased $9 million principally the result of increased sales of our universal life insurance products.

•	Our retirement income business increased $8 million mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products and riders.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $59 million mainly as a result of the aging and growth of the in-force block and a $14 million increase from the Continental Life acquisition. The prior year included a $24 million favorable adjustment related to group long-term care policies which did not recur in the current year. In addition, the performance of newer issued policies was offset by unfavorable performance of older issued policies.

•	Our life insurance business increased $31 million largely attributable to growth in the term life insurance in-force blocks and less favorable mortality as compared to the prior year.

•

Our retirement income business decreased $46 million principally attributable to a $42 million decrease in our spread-based retail products due to lower life-contingent sales primarily as a result of our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited

•	Our institutional business increased $26 million mainly attributable to growth in assets under management.

•

Our retirement income business decreased $17 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our managed money business increased $26 million attributable to an increase of $16 million from the AssetMark acquisition and growth of our assets under management.

•	Our long-term care insurance business decreased $6 million mainly from an $8 million unfavorable reinsurance adjustment in the prior year that did not recur.

•	Our life insurance business decreased $4 million due to continued productivity efficiencies more than offsetting higher expenses associated with continued growth of insurance in-force.

Amortization of deferred acquisition costs and intangibles. Our long-term care insurance business increased $6 million mainly attributable to a $9 million increase from the Continental Life acquisition, partially offset by lower terminations of our in-force block.

Interest expense. Our life insurance business increased $16 million from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 35.2% for the three months ended June 30, 2007 from 35.8% for the three months ended June 30, 2006. This decrease in effective tax rate was primarily attributable to an increase in the dividends received deduction and accrued interest on examination developments.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,761	$1,710	$51	3%
Net investment income	1,704	1,594	110	7%
Net investment gains (losses)	(64)	(52)	(12)	(23)%
Insurance and investment product fees and other	446	343	103	30%

Total revenues	3,847	3,595	252	7%

Benefits and expenses:
Benefits and other changes in policy reserves	1,825	1,693	132	8%
Interest credited	776	750	26	3%
Acquisition and operating expenses, net of deferrals	434	397	37	9%
Amortization of deferred acquisition costs and intangibles	216	189	27	14%
Interest expense	94	61	33	54%

Total benefits and expenses	3,345	3,090	255	8%

Income from continuing operations before income taxes	502	505	(3)	(1)%
Provision for income taxes	176	181	(5)	(3)%

Net income	326	324	2	1%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	39	25	14	56%

Net operating income	$365	$349	$16	5%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
Managed money	$21	$8	$13	163%
Retirement income	89	87	2	2%
Institutional	24	23	1	4%
Life insurance	153	151	2	1%
Long-term care insurance	78	80	(2)	(3)%

Total net operating income	$365	$349	$16	5%

Net operating income

•	Our managed money business increased $13 million due to our fourth quarter of 2006 acquisition of AssetMark and growth in our assets under management in our existing platforms.

•

Our retirement income business increased $2 million mainly as the result of an increase in income from fee-based products as a result of growth in assets under management of our Income Distribution Series of variable annuity products and riders and a lower effective tax rate, partially offset by lower municipal GIC advisory fees and lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates are being reset to lower rates.

•

Our institutional business increased $1 million attributable to growth in assets under management and increased spreads, primarily in our fixed GIC products, partially offset by prior year favorable investment income items that did not recur in the current year.

•	Our life insurance business increased $2 million primarily due to growth in the in-force block of term life insurance, partially offset by less favorable mortality as compared to the prior year.

•

Our long-term care insurance business decreased $2 million as the performance of newer issued policies was offset by unfavorable performance of older issued policies. The current year includes $10 million, net of tax, in bond calls. The prior year included $8 million, net of tax, of favorable adjustments. The revenues and benefits and expenses for Continental Life reflect a two-month period for 2006 compared to a six-month period for 2007.

Revenues

Premiums

•	Our long-term care insurance business increased $100 million mainly attributable to growth in the in-force block and a $63 million increase due to the Continental Life acquisition.

•

Our life insurance business increased $26 million mainly due to in-force growth from new sales and renewal premiums of term life insurance, partially offset by lapses and continued runoff of our whole life block.

•

Our retirement income business decreased $75 million attributable to lower life-contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Net investment income

•	Our long-term care insurance increased $51 million largely due to growth in the in-force block. The current year also included $15 million in bond calls.

•	Our institutional business increased $56 million attributable to increased yields on floating rate investments supporting certain floating rate policyholder liabilities and higher asset balances.

•

Our life insurance business increased $37 million mainly due to growth of the in-force block and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

•	Our retirement income business decreased $35 million as result of a decline in assets under management for our spread-based retail products.

Insurance and investment product fees and other

•

Our managed money business increased $69 million primarily attributable to an increase of $44 million from the acquisition of AssetMark, as well as growth in assets under management in our existing platforms.

•	Our life insurance business increased $19 million principally the result of increased sales in our universal life insurance products.

•	Our retirement income business increased $16 million mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products and riders.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $143 million mainly as a result of the aging and growth of the in-force block and a $50 million increase from the Continental Life acquisition. The prior year included a $27 million favorable adjustment related to our group long-term policies which did not recur in the current year. In addition, the performance of newer issued policies was offset by unfavorable performance of older issued policies.

•

Our life insurance business increased $44 million principally attributable to growth of our term life insurance in-force block and less favorable mortality as compared to the prior year, partially offset by a current year favorable reserve adjustment.

•

Our retirement income business decreased $55 million largely due to a decrease in our spread-based retail products due to lower life-contingent sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited

•	Our institutional business increased $53 million mainly attributable to growth in assets under management and an increase in crediting rates.

•

Our retirement income business decreased $36 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our managed money business increased $49 million from an increase of $31 million from the AssetMark acquisition and growth of our assets under management.

•	Our life insurance business decreased $9 million due to continued productivity efficiencies more than offsetting higher expenses associated with continued growth of insurance in-force.

•

Our long-term care insurance business decreased $3 million driven by continued productivity efficiencies. An $8 million increase from the Continental Life acquisition was offset by $8 million unfavorable reinsurance adjustment in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our retirement income business increased $10 million as a result of higher fixed annuity lapses in our spread-based products and growth in our variable annuity block.

•	Our life insurance business increased $9 million mainly due to growth in the in-force block and less favorable persistency.

•	Our long-term care insurance business increased $7 million attributable to a $12 million increase from the Continental Life acquisition, partially offset by lower terminations of our in-force block.

Interest expense. Our life insurance business increased $33 million from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 35.1% for the six months ended June 30, 2007 from 35.8% for the six months ended June 30, 2006. This decrease in effective tax rate was primarily attributable to an increase in the dividends received deduction, which included a favorable examination development, and accrued interest on examination developments.

Retirement and Protection selected financial and operating performance measures

Managed money

The following table sets forth selected financial performance measures regarding our managed money business as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Assets under management, beginning of period	$18,806	$5,824	$17,293	$5,180
Gross flows	1,759	643	3,471	1,225
Redemptions	(494)	(165)	(925)	(357)

Net flows	1,265	478	2,546	868
Market performance and product fees	612	(159)	844	95

Assets under management, end of period	$20,683	$6,143	$20,683	$6,143

Managed money includes third-party assets managed by AssetMark, Genworth Financial Asset Management and Genworth Financial Advisers.

The increase in these assets was primarily due to the fourth quarter of 2006 acquisition of AssetMark and higher net flows in managed money accounts from new and existing clients, as well as favorable equity market performance. The increase in gross and net flows was the result of the AssetMark acquisition, expansion of our distribution network, growth in our sales force and changes in our fee structure. The account value as of June 30, 2007 for AssetMark was $11.2 billion.

Retirement income

Fee-based retail products

The following table sets forth selected financial performance measures regarding our fee-based retail products as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$2,813	$1,235	$2,402	$911
Deposits	482	350	903	631
Interest credited and investment performance	132	(5)	182	54
Surrenders, benefits and product charges	(66)	(25)	(126)	(41)

Account value, net of reinsurance, end of period	$3,361	$1,555	$3,361	$1,555

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,905	$1,360	$1,780	$1,182
Deposits	149	147	279	279
Interest credited and investment performance	100	(19)	136	59
Surrenders, benefits and product charges	(56)	(30)	(97)	(62)

Account value, net of reinsurance, end of period	$2,098	$1,458	$2,098	$1,458

Variable life insurance
Account value, beginning of period	$396	$377	$391	$363
Deposits	7	7	12	16
Interest credited and investment performance	19	(5)	31	13
Surrenders, benefits and product charges	(14)	(12)	(26)	(25)

Account value, end of period	$408	$367	$408	$367

(1)

The Income Distribution Series products are comprised of our retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales growth of our guaranteed minimum withdrawal for life benefit rider and favorable equity markets.

Traditional variable annuities

In our traditional variable annuities, the increase in assets under management was principally the result of ongoing sales of our traditional variable annuity products and favorable equity markets exceeding surrenders and benefits.

Spread-based retail products

The following table sets forth selected financial performance measures regarding our spread-based retail products as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Fixed annuities
Account value net of reinsurance, beginning of period	$13,522	$15,241	$13,972	$15,547
Deposits	144	326	351	593
Interest credited	119	139	243	284
Surrenders, benefits and product charges	(899)	(871)	(1,680)	(1,589)

Account value net of reinsurance, end of period	$12,886	$14,835	$12,886	$14,835

Single premium immediate annuities
Account value net of reinsurance, beginning of period	$6,261	$5,772	$6,174	$5,680
Net earned premiums and deposits	261	290	498	540
Interest credited	85	78	169	158
Surrenders, benefits and product charges	(240)	(252)	(474)	(490)

Account value net of reinsurance, end of period	$6,367	$5,888	$6,367	$5,888

Structured settlements
Account value net of reinsurance, beginning of period	$1,058	$925	$1,011	$871
Net earned premiums and deposits	30	45	77	103
Interest credited	15	13	29	25
Surrenders, benefits and product charges	(15)	(17)	(29)	(33)

Account value net of reinsurance, end of period	$1,088	$966	$1,088	$966

Total premiums from spread-based retail products	$151	$200	$305	$380

Total deposits on spread-based retail products	$284	$461	$621	$856

Fixed annuities

Surrenders exceeded deposits during the first half of 2007 and 2006 as the current interest rate and unfavorable yield curve environment along with competitive pressures have reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate and yield curve environment has had an adverse impact on both sales and retention of fixed annuities and we expect this trend to continue if the current interest rate and yield curve environment remains unchanged. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

Single premium immediate annuities

The account value, net of reinsurance, increased primarily due to interest credited on the account values as premiums and deposits were offset by surrenders and benefits.

Structured settlements

Upon completion of a strategic review of our structured settlement annuities, we decided in the third quarter of 2006 to no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected financial performance measures regarding our institutional business as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Account value, beginning of period	$10,724	$9,766	$10,483	$9,777
Deposits(1)	1,107	498	1,829	1,478
Interest credited	147	123	288	237
Surrenders and benefits(1)	(460)	(501)	(1,089)	(1,606)
Foreign currency translation	(3)	—	4	—

Account value, end of period	$11,515	$9,886	$11,515	$9,886

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the three months ended June 30, 2007 and 2006, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $100 million each. For the six months ended June 30, 2007 and 2006, surrenders and deposits included $200 million and $310 million, respectively, that were redeposited and reflected under “Deposits.”

The increase in account values was primarily the result of the increase in the first half of 2007 in our FABNs, which include the registered note and the global medium term note (“GMTN”) programs. In the second quarter of 2007, we issued $650 million of registered notes. The GMTN program was launched in the first quarter of 2007 and resulted in issuances of $600 million. The increase in interest credited was driven by an increase in account value as well as higher crediting rates on our floating rate products due to an increase in short-term interest rates compared to 2006. These increases were partially offset by scheduled maturities of fixed GICs.

Life insurance

The following tables set forth selected financial and operating performance measures regarding our life insurance business as of or for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Term life insurance
Net earned premiums	$231	$221	$10	5%	$460	$434	$26	6%
Annualized first-year premiums	29	37	(8)	(22)%	58	71	(13)	(18)%

Universal and whole life insurance
Net earned premiums and deposits	$134	$118	$16	14%	$277	$240	$37	15%
Universal life annualized first-year deposits	15	10	5	50%	26	19	7	37%
Universal life excess deposits	41	22	19	86%	89	41	48	117%

Total life insurance
Net earned premiums and deposits	$365	$339	$26	8%	$737	$674	$63	9%
Annualized first-year premiums	29	37	(8)	(22)%	58	71	(13)	(18)%
Annualized first-year deposits	15	10	5	50%	26	19	7	37%
Excess deposits	41	22	19	86%	89	41	48	117%

	As of June 30,		Percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Term life insurance
Life insurance in-force, net of reinsurance	$449,654	$409,103	10%
Life insurance in-force before reinsurance	610,071	571,014	7%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$41,303	$40,850	1%
Life insurance in-force before reinsurance	50,290	49,207	2%

Total life insurance
Life insurance in-force, net of reinsurance	$490,957	$449,953	9%
Life insurance in-force before reinsurance	660,361	620,221	6%

Term life insurance

The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life products by our distributors.

Universal and whole life insurance

Universal life annualized first-year and excess deposits increased largely from a shift from term life insurance products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, a linked-benefits product (that combines universal life insurance and long-term care insurance product features), as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Net earned premiums:
Long-term care	$430	$407	$23	6%	$849	$806	$43	5%
Medicare supplement and other	68	51	17	33%	134	77	57	74%

Total	$498	$458	$40	9%	$983	$883	$100	11%

Annualized first-year premiums and deposits	$54	$51	$3	6%	$106	$99	$7	7%

Net earned premiums increased primarily due to growth in the individual long-term care insurance in-force block from new sales. Medicare supplement net earned premiums increased mainly as a result of the Continental Life acquisition in the second quarter of 2006.

Annualized first-year premiums and deposits increased primarily attributable to the introduction of our linked-benefits product in 2006 with sales beginning in the fourth quarter of 2006. Our acquisition of Continental Life contributed an increase of $5 million in the first half of the year and was more than offset by a decline in our existing block of Medicare supplement insurance. The decline of annualized first-year premiums in our existing block of Medicare supplement insurance was the result of pricing actions and limited plan withdrawals in selected markets in the second quarter of 2006. Annualized first-year premiums were flat compared to the prior year.

International segment

Segment results of operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth the results of operations relating to our International segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$509	$473	$36	8%
Net investment income	113	71	42	59%
Net investment gains (losses)	(5)	—	(5)	NM (1)
Insurance and investment product fees and other	7	12	(5)	(42)%

Total revenues	624	556	68	12%

Benefits and expenses:
Benefits and other changes in policy reserves	112	80	32	40%
Acquisition and operating expenses, net of deferrals	229	226	3	1%
Amortization of deferred acquisition costs and intangibles	86	83	3	4%
Interest expense	10	—	10	NM (1)

Total benefits and expenses	437	389	48	12%

Income from continuing operations before income taxes	187	167	20	12%
Provision for income taxes	48	48	—	—%

Net income	139	119	20	17%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	3	—	3	NM (1)

Net operating income	$142	$119	$23	19%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
International mortgage insurance	$107	$90	$17	19%
Payment protection insurance	35	29	6	21%

Total net operating income	$142	$119	$23	19%

Net operating income

•	Net operating income increased $17 million in our international mortgage insurance business and $6 million in our payment protection insurance business.

•

The three months ended June 30, 2007 included increases of $7 million and $3 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia, as well as a decrease in the effective tax rate. These increases were partially offset by a higher loss ratio in Australia, as well as favorable loss results in the prior year in Canada.

•	The increase in our payment protection insurance business was primarily associated with growth in production in continental Europe and Ireland, structured transactions and a lower effective tax rate.

Revenues

Premiums

•	Our international mortgage insurance business increased $44 million and our payment protection business decreased $8 million.

•

The three months ended June 30, 2007 included increases of $12 million and $21 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily a result of growth and seasoning of our international in-force block.

•

Our payment protection insurance business decreased principally attributable to our runoff block of business and a decrease related to certain reinsurance arrangements are now being accounted for as deposits (“reinsurance accounting change”) while prior year amounts have not been reclassified. The accounting change had no impact on net income or net operating income for all periods presented. Partially offsetting these decreases was an increase attributable to growth in continental Europe and Ireland, structured transactions and continued market penetration in new markets.

Net investment income

•	Our international mortgage insurance business increased $21 million and our payment protection insurance business increased $21 million.

•

The three months ended June 30, 2007 included increases of $5 million and $3 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was largely due to an increase in invested assets associated with growth in sales and related unearned premiums.

•

The increase in our payment protection insurance business was principally attributable to income related to growth in business accounted for under the deposit method and the reinsurance accounting change.

Insurance and investment product fees and other. The decrease was primarily a result of the elimination of the Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $35 million and our payment protection insurance business decreased $3 million.

•

The three months ended June 30, 2007 included increases of $5 million and $3 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily a result of seasoning of large blocks of insurance in-force in Canada and Australia, as well as favorable loss results in the prior year in Canada.

•	The decrease in our payment protection insurance business was driven by the effects of the reinsurance accounting change.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $2 million and our payment protection insurance business increased $1 million.

•

The three months ended June 30, 2007 included increases of $2 million and $10 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

Our payment protection insurance business decreased, excluding the effects of foreign exchange, principally driven by a decrease in commissions on the runoff block of business and the reinsurance accounting change.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $5 million and our payment protection insurance business decreased $2 million.

•

The three months ended June 30, 2007 included increases of $1 million and $7 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to the growth and seasoning of our insurance in-force.

•	The decrease in our payment protection insurance business was primarily from the effects of the reinsurance accounting change.

Interest expense. The increase was primarily due to reciprocal reinsurance transactions, which we accounted for under the deposit method in our payment protection insurance business.

Provision for income taxes. Provision for income taxes remained flat and included a $3 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 25.7% for the three months ended June 30, 2007 from 28.7% for the three months ended June 30, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the results of operations relating to our International segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,002	$895	$107	12%
Net investment income	201	138	63	46%
Net investment gains (losses)	(5)	1	(6)	NM (1)
Insurance and investment product fees and other	13	21	(8)	(38)%

Total revenues	1,211	1,055	156	15%

Benefits and expenses:
Benefits and other changes in policy reserves	219	155	64	41%
Acquisition and operating expenses, net of deferrals	453	434	19	4%
Amortization of deferred acquisition costs and intangibles	173	155	18	12%
Interest expense	14	—	14	NM (1)

Total benefits and expenses	859	744	115	15%

Income from continuing operations before income taxes	352	311	41	13%
Provision for income taxes	90	90	—	—%

Net income	262	221	41	19%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	3	—	3	NM (1)

Net operating income	$265	$221	$44	20%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
International mortgage insurance	$201	$167	$34	20%
Payment protection insurance	64	54	10	19%

Total net operating income	$265	$221	$44	20%

Net operating income

•	Our international mortgage insurance business increased $34 million and our payment protection insurance business increased $10 million.

•

The six months ended June 30, 2007 included increases of $9 million and $5 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia, as well as a decrease in the effective tax rate. These increases were partially offset by a higher loss ratio in Australia, as well as favorable loss results in the prior year in Canada and higher expenses related to the continued investment in global expansion.

•	The increase in our payment protection insurance business was primarily associated with growth in production in continental Europe and Ireland and a lower effective tax rate.

Revenues

Premiums

•	Our international mortgage insurance business increased $86 million and our payment protection insurance business increased $21 million.

•

The six months ended June 30, 2007 included increases of $16 million and $49 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily a result of growth and seasoning of our international in-force block.

•

Our payment protection insurance business decreased, excluding the effects of foreign exchange, primarily as a result of our runoff block of business and the reinsurance accounting change. Partially offsetting these decreases was an increase driven by business growth in existing and new markets.

Net investment income

•	Our international mortgage insurance business increased $32 million and our payment protection insurance business increased $31 million.

•

The six months ended June 30, 2007 included increases of $6 million attributable to changes in foreign exchange rates in both our international mortgage insurance and payment protection insurance businesses.

•	The increase in our international mortgage insurance business was largely due to an increase in invested assets associated with this business.

•

The increase in our payment protection insurance business was principally attributable to income related to growth in business accounted for under the deposit method and the reinsurance accounting change.

Insurance and investment product fees and other. The decrease was primarily due to the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $57 million and our payment protection insurance business increased $7 million.

•

The six months ended June 30, 2007 included increases of $7 million attributable to changes in foreign exchange rates in both our international mortgage insurance and payment protection insurance businesses.

•

The increase in our international mortgage insurance business was primarily a result of seasoning of large blocks of insurance in-force in Canada and Australia, as well as favorable loss results in the prior year in Canada.

•

Our payment protection insurance business was flat, excluding the effects of foreign exchange, as a result of a reduction of claim reserves in our runoff block in 2006 that did not recur and an increase in claims due to growth in production that were offset by the effects of the reinsurance accounting change.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $9 million and our payment protection insurance business increased $10 million.

•

The six months ended June 30, 2007 included increases of $4 million and $28 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was principally driven by our continued investment in our existing international platform and potential new international platforms, partially offset by the elimination of Canadian application fees in the third quarter of 2006.

•

Our payment protection insurance business decreased, excluding the effects of foreign exchange, largely attributable to a decrease in commissions on the runoff block of business and from the effects of the reinsurance accounting change.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $8 million and our payment protection insurance business increased $10 million.

•

The six months ended June 30, 2007 included increases of $1 million and $13 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to the growth and seasoning of our insurance in-force.

•	Our payment protection insurance business decreased, excluding the effects of foreign exchange, primarily from the effects of the reinsurance accounting change.

Interest expense. The increase was primarily due to reciprocal reinsurance transactions, which we accounted for under the deposit method in our payment protection insurance business.

Provision for income taxes. Provision for income taxes remained flat and included a $3 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 25.6% for the six months ended June 30, 2007 from 28.9% for the six months ended June 30, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income.

International selected financial and operating performance measures

International mortgage insurance

The following tables set forth selected financial and operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$414,900	$271,600	$143,300	53%
Risk in-force	131,600	86,600	45,000	52%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
New insurance written	$44,500	$21,700	$22,800	105%	$72,700	$42,100	$30,600	73%
Net premiums written	428	244	184	75%	750	448	302	67%
Net premiums earned	195	151	44	29%	368	282	86	30%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ended June 30, 2007 and 2006, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of an increase in new insurance written as we continue to execute our global expansion strategy and expand our market share. Our international mortgage insurance primary insurance in-force and risk in-force included increases of $36.8 billion and $12.1 billion attributable to changes in foreign exchange rates for the period ended June 30, 2007, respectively.

New insurance written

New insurance written increased attributable to growth in flow and bulk new insurance written primarily as a result of continued account penetration in Canada, the ongoing expansion of our customer base in Europe, higher short-term bulk new insurance written in Canada and higher bulk new insurance written in Australia. The three and six months ended June 30, 2007 included increases of $2.9 billion and $3.9 billion attributable to changes in foreign exchange rates, respectively.

Net premiums written and net premiums earned

Net premiums written increased primarily due to increases in new insurance written in our international mortgage insurance business. The three and six months ended June 30, 2007 included increases of $24 million and $31 million attributable to changes in foreign exchange rates, respectively.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2007, our unearned premium reserves increased to $2.9 billion from $2.1 billion as of June 30, 2006.

Net premiums earned increased driven by growth and seasoning of our insurance in-force block. The three and six months ended June 30, 2007 included increases of $12 million and $16 million attributable to changes in foreign exchange rates, respectively.

Loss and expense ratios

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Loss ratio	31%	17%	14%	30%	19%	11%
Expense ratio	13%	20%	(7)%	15%	21%	(6)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

For the three and six months ended June 30, 2007, the increase in the loss ratio was attributable to higher incurred losses as a result of seasoning of large blocks of insurance in-force in Canada and Australia, as well as favorable loss results in the prior year in Canada.

For the three and six months ended June 30, 2007, the decrease in the expense ratio was primarily the result of higher net premiums written largely driven by Canada, partially offset by an increase in costs in our existing international platforms and continued investment in potential platforms.

Payment protection insurance

The following table sets forth selected financial and operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Payment protection insurance gross written premiums, premium equivalents and deposits	$868	$500	$368	74%	$1,454	$919	$535	58%
Mexico operations gross written premiums	18	15	3	20%	37	31	6	19%
Net earned premiums	314	322	(8)	(2)%	634	613	21	3%

Gross written premiums, premium equivalents and deposits

The increase in gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, for the second quarter of 2007 was largely related to increased sales growth in continental Europe and Ireland and continued market penetration in Poland, Greece and Mexico. The 2007 production reflects several reinsurance assumed arrangements accounted for under the deposit method entered into in the second half of 2006 and the first half of 2007, which cover Canadian and U.K. risks. Additionally, we entered into a significant structured transaction with a lender in the U.K. in the second quarter of 2007 resulting in written premiums of $199 million. The three and six months ended June 30, 2007 included increases of $65 million and $112 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended June 30, 2007, net earned premiums for our payment protection insurance business decreased principally attributable to the reinsurance accounting change and our runoff block of business. Partially offsetting these decreases was an increase attributable to growth in continental Europe and Ireland and continued market penetration in Poland, Greece and Mexico. The three months ended June 30, 2007 included an increase of $21 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2007, our payment protection insurance business decreased $29 million primarily as a result of $28 million related to the reinsurance accounting change and our runoff block of business. Partially offsetting these decreases was business growth in existing continental European markets and new markets. The six months ended June 30, 2007 included an increase of $50 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$148	$116	$32	28%
Net investment income	36	37	(1)	(3)%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	10	8	2	25%

Total revenues	194	162	32	20%

Benefits and expenses:
Benefits and other changes in policy reserves	60	24	36	150%
Acquisition and operating expenses, net of deferrals	34	34	—	—%
Amortization of deferred acquisition costs and intangibles	8	7	1	14%

Total benefits and expenses	102	65	37	57%

Income from continuing operations before income taxes	92	97	(5)	(5)%
Provision for income taxes	26	24	2	8%

Net income	66	73	(7)	(10)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	—	(1)	1	100%

Net operating income	$66	$72	$(6)	(8)%

Net operating income

Net operating income decreased as a result of an increase in losses and a higher effective tax rate, partially offset by an increase in premiums primarily from the growth of our primary insurance in-force block.

Revenues

Premiums increased primarily driven by an increase in our primary insurance in-force and $3 million of higher premiums assumed from our international mortgage insurance business through our inter-segment reinsurance arrangement.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in the number of delinquencies as a result of growing levels of insurance in-force, a further weakening in home price appreciation and loss development in certain high loan balance states.

Provision for income taxes. The effective tax rate increased to 28.3% for the three months ended June 30, 2007 from 24.7% for the three months ended June 30, 2006. This increase in the effective tax rate was primarily attributable to a decrease in tax-exempt investment income in 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$285	$232	$53	23%
Net investment income	73	72	1	1%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	17	13	4	31%

Total revenues	375	318	57	18%

Benefits and expenses:
Benefits and other changes in policy reserves	112	43	69	160%
Acquisition and operating expenses, net of deferrals	66	67	(1)	(1)%
Amortization of deferred acquisition costs and intangibles	16	15	1	7%

Total benefits and expenses	194	125	69	55%

Income from continuing operations before income taxes	181	193	(12)	(6)%
Provision for income taxes	50	48	2	4%

Net income	131	145	(14)	(10)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	—	(1)	1	100%

Net operating income	$131	$144	$(13)	(9)%

Net operating income

Net operating income decreased as a result of an increase in losses and a higher effective tax rate, partially offset by an increase in premiums primarily from the growth of our primary insurance in-force block.

Revenues

Premiums increased primarily driven by an increase in our primary insurance in-force and $6 million of higher premiums assumed from our international mortgage insurance business through our inter-segment reinsurance arrangement.

Insurance and investment product fees and other increased primarily due to a $2 million increase in income from our capital maintenance agreement with our European international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in the number of delinquencies as a result of growing levels of insurance in-force, a further weakening in home price appreciation and loss development in certain high loan balance states.

Provision for income taxes. The effective tax rate increased to 27.6% for the six months ended June 30, 2007 from 24.9% for the six months ended June 30, 2006. This increase in the effective tax rate was primarily attributable to a decrease in tax-exempt investment income in 2007.

U.S. Mortgage Insurance selected financial and operating performance measures

The following tables set forth selected financial and operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$135,500	$102,000	$33,500	33%
Risk in-force	26,200	22,500	3,700	16%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
New insurance written	$22,100	$8,200	$13,900	170%	$35,200	$15,000	$20,200	135%
Net premiums written	152	119	33	28%	292	234	58	25%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 78% and 72% for the six months ended June 30, 2007 and 2006, respectively. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflects an increase in our flow and bulk product writings.

New insurance written

New insurance written increased due to an increase in our targeted bulk writings, as well as an increase in our flow new insurance written.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force, higher policy persistency and an increase in reinsurance premiums assumed from our international mortgage insurance business.

Loss and expense ratios

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Loss ratio	41%	21%	20%	39%	19%	20%
Expense ratio	27%	35%	(8)%	28%	35%	(7)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

For the three and six months ended June 30, 2007, the increase in the loss ratio was primarily attributable to an increase in the number of delinquencies as a result of growing levels of insurance in-force, a further weakening in home price appreciation and loss development in certain high loan balance states.

For the three and six months ended June 30, 2007, the expense ratio decreased resulting from maintaining flat expense levels from improved productivity while net premiums written increased primarily from growth in primary insurance in-force, favorable policy persistency and an increase in reinsurance premiums assumed from our international mortgage insurance business.

Corporate and Other

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth the results of operations relating to Corporate and Other activities:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$5	$7	$(2)	(29)%
Net investment income	15	15	—	—%
Net investment gains (losses)	(1)	(3)	2	67%
Insurance and investment product fees and other	(1)	2	(3)	(150)%

Total revenues	18	21	(3)	(14)%

Expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	10	15	(5)	33%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	63	53	10	19%

Total benefits and expenses	75	70	5	7%

Loss from continuing operations before income taxes	(57)	(49)	(8)	(16)%
Benefit for income taxes	(20)	(14)	(6)	(43)%

Loss from continuing operations	(37)	(35)	(2)	(6)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	1	(1)	(100)%

Net operating loss	$(37)	$(34)	$(3)	(9)%

Net operating loss

The increase in the net operating loss was primarily attributable to higher interest expense due to an additional debt issuance in the fourth quarter of 2006. This increase was partially offset by a higher effective tax rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the results of operations relating to Corporate and Other activities:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$12	$14	$(2)	(14)%
Net investment income	30	48	(18)	(38)%
Net investment gains (losses)	(1)	(21)	20	95%
Insurance and investment product fees and other	1	4	(3)	(75)%

Total revenues	42	45	(3)	(7)%

Expenses:
Benefits and other changes in policy reserves	1	2	(1)	(50)%
Acquisition and operating expenses, net of deferrals	31	21	10	48%
Amortization of deferred acquisition costs and intangibles	15	2	13	NM (1)
Interest expense	123	109	14	13%

Total benefits and expenses	170	134	36	27%

Loss from continuing operations before income taxes	(128)	(89)	(39)	(44)%
Benefit for income taxes	(44)	(27)	(17)	(63)%

Loss from continuing operations	(84)	(62)	(22)	(35)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	13	(13)	(100)%
Expenses related to reorganization, net of taxes	14	—	14	NM (1)

Net operating loss	$(70)	$(49)	$(21)	(43)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income and higher interest expense. Lower net investment income was attributable to lower limited partnership distributions and lower unallocated investments, partially offset by an increase in yields. The increase in interest expense was due to an additional debt issuance in the fourth quarter of 2006, partially offset by the derecognition of borrowings related to securitization entities in the first quarter of 2006. This increase was partially offset by a higher effective tax rate.

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

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods presented:

	Three months ended June 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.0%	$792	5.8%	$720	0.2%	$72
Fixed maturities—non-taxable	4.6%	26	4.5%	31	0.1%	(5)
Commercial mortgage loans	6.2%	134	6.9%	136	(0.7)%	(2)
Equity securities	16.1%	7	16.1%	7	—%	—
Other investments	10.0%	22	10.3%	12	(0.3)%	10
Policy loans	9.2%	36	9.1%	32	0.1%	4
Cash, cash equivalents and short-term investments	5.0%	32	3.6%	20	1.4%	12

Gross investment income before expenses and fees	6.0%	1,049	5.9%	958	0.1%	91
Expenses and fees	(0.1)%	(25)	(0.1)%	(18)	—%	(7)

Net investment income	5.9%	$1,024	5.8%	$940	0.1%	$84

	Six months ended June 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.9%	$1,566	5.8%	$1,428	0.1%	$138
Fixed maturities—non-taxable	4.7%	51	4.5%	62	0.2%	(11)
Commercial mortgage loans	6.2%	264	6.6%	255	(0.4)%	9
Equity securities	15.6%	14	13.2%	14	2.4%	—
Other investments	8.0%	32	10.3%	23	(2.3)%	9
Policy loans	9.0%	70	8.9%	62	0.1%	8
Restricted investments held by securitization entities	—%	—	6.1%	7	(6.1)%	(7)
Cash, cash equivalents and short-term investments	4.6%	59	3.6%	37	1.0%	22

Gross investment income before expenses and fees	6.0%	2,056	5.9%	1,888	0.1%	168
Expenses and fees	(0.1)%	(48)	(0.1)%	(36)	—%	(12)

Net investment income	5.9%	$2,008	5.8%	$1,852	0.1%	$156

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended June 30, 2007, the increase in overall investment yields was primarily attributable to increased investment income from bond calls and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

For the six months ended June 30, 2007, the increase in overall investment yields was primarily attributable to increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities and increased investment income from bond calls. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Available-for-sale securities:
Realized gains on sale	$3	$8	$8	$30
Realized losses on sale	(35)	(50)	(59)	(76)
Impairments	(14)	(4)	(14)	(5)
Loss on derecognition of securitization entities	—	—	—	(17)
Net unrealized gains (losses) on trading securities	(1)	(1)	1	(1)
Derivatives	(3)	(2)	(4)	(2)
Commercial mortgage loan loss reserve	(1)	—	(2)	—

Net investment gains (losses)	$(51)	$(49)	$(70)	$(71)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

•

For the three months ended June 30, 2007, net investment losses increased principally as a result of an increase in impairments from credit related events and market fluctuation of options, futures and swaps. The impairments are primarily related to a single credit in the media sector. These losses were offset by a decrease in interest rate related losses on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities as compared to prior year.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2007 and 2006 was $1,425 million and $1,220 million, respectively, which was approximately 97% and 96% of book value, respectively, and were primarily driven by the higher interest rate environment.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

•

For the six months ended June 30, 2007, net investment losses were relatively flat with the prior year period as lower interest rate related losses on the sale of available-for-sale securities from portfolio repositioning activities were offset by an increase in credit related impairment losses. The prior period net investment losses also included a $17 million loss on the derecognition of assets and liabilities associated with certain securitization entities.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2007 and 2006 was $2,494 million and $2,061 million, respectively, which was approximately 97% and 96% of book value, respectively. The loss on sales of securities in the six months ended June 30, 2007 was primarily driven by the higher interest rate environment.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$39,897	55%	$39,553	56%
Private	15,670	22	15,131	21
Commercial mortgage loans	8,798	12	8,357	12
Other invested assets	3,445	5	3,846	6
Policy loans	1,635	2	1,489	2
Equity securities, available-for-sale	201	—	197	—
Cash and cash equivalents	2,956	4	2,436	3

Total cash, cash equivalents and invested assets	$72,602	100%	$71,009	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2007 and December 31, 2006, the fair value of the trading portfolio was $135 million and $107 million, respectively.

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$632	1%	$864	2%
Tax exempt	2,371	4	2,231	4
Government—non U.S.	1,725	3	1,765	3
U.S. corporate	24,064	44	24,656	45
Corporate—non U.S.	11,657	21	10,632	19
Mortgage-backed(1)	9,394	17	9,212	17
Asset-backed(1)	5,724	10	5,324	10

Total fixed maturities	$55,567	100%	$54,684	100%

(1)

We had $6,191 million of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $2,125 million were investment grade securities collateralized by sub-prime loans and $1,630 million were investment grade securities collateralized by Alt-A loans as of June 30, 2007.

Our sub-prime securities were principally backed by first lien mortgages. We do not have a significant exposure to second liens or option adjustable rate mortgages. We do have $10 million of mezzanine collateralized debt obligations. We do not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of June 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$626	$12	$(6)	$632
Tax exempt	2,313	61	(3)	2,371
Government—non U.S.	1,691	55	(21)	1,725
U.S. corporate	24,330	366	(632)	24,064
Corporate—non U.S.	11,817	117	(277)	11,657
Mortgage and asset-backed	15,214	102	(198)	15,118

Total fixed maturities	55,991	713	(1,137)	55,567
Equity securities	174	29	(2)	201

Total available-for-sale securities	$56,165	$742	$(1,139)	$55,768

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

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$173	$(3)	29	$108	$(3)	22
Tax exempt	473	(2)	103	39	(1)	19
Government—non U.S.	575	(14)	125	244	(7)	62
U.S. corporate	8,840	(294)	878	5,820	(338)	731
Corporate—non U.S.	4,544	(100)	433	3,867	(177)	341
Mortgage and asset backed	5,703	(88)	685	2,804	(110)	374

Subtotal, fixed maturities	20,308	(501)	2,253	12,882	(636)	1,549
Equity securities	—	—	—	11	(2)	2

Total temporarily impaired securities	$20,308	$(501)	2,253	$12,893	$(638)	1,551

% Below cost—fixed maturities:
<20% Below cost	$20,284	$(492)	2,244	$12,833	$(619)	1,536
20-50% Below cost	24	(9)	7	48	(15)	10
>50% Below cost	—	—	2	1	(2)	3

Total fixed maturities	20,308	(501)	2,253	12,882	(636)	1,549

% Below cost—equity securities:
<20% Below cost	—	—	—	11	(2)	2
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	—	—	—	11	(2)	2

Total temporarily impaired securities	$20,308	$(501)	2,253	$12,893	$(638)	1,551

Investment grade	$19,520	$(481)	2,059	$12,233	$(592)	1,454
Below investment grade	724	(18)	184	591	(44)	88
Not Rated—Fixed maturities	64	(2)	10	69	(2)	9
Not Rated—Equities	—	—	—	—	—	—

Total temporarily impaired securities	$20,308	$(501)	2,253	$12,893	$(638)	1,551

The investment securities in an unrealized loss position as of June 30, 2007 consisted of 3,804 securities accounting for unrealized losses of $1,139 million. Of these unrealized losses, 94% were investment grade (rated AAA through BBB-) and 98% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates. Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2007, 13 securities were 20% or more below cost, of which four securities were also below investment grade (rated BB+ and below). These securities accounted for unrealized losses of $5 million. These securities, which were issued primarily by corporations in the communication and banking and finance sectors, were current on all terms and we expect to collect full principal and interest.

As of June 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

The fair value of derivative instruments, including interest rate and foreign currency swaps, equity index options and financial futures is based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$22,363	$116	$17,832	$496
Foreign currency swaps	768	(29)	567	(8)
Foreign currency forward contracts	92	(3)	—	—
Equity index options	434	25	323	22
Financial futures	20	—	19	—

Total	$23,677	$109	$18,741	$510

As of June 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $259 million and $543 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $150 million and $33 million, respectively.

The increase in the notional value of derivatives was primarily due to forward starting interest rate swaps with a notional value of $4.7 billion to hedge the cash flows of forecasted transactions related to our long-term care insurance business. Additionally, we entered into $505 million of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities. We entered into cross currency swaps with a notional value of approximately $200 million to convert foreign currency denominated fixed rate liabilities into U.S. dollar floating rate liabilities consistent with the overall asset-liability management for our GMTN program, $120 million of equity index options to hedge risk embedded in certain retirement income products, and $92 million of foreign exchange forward contracts to hedge currency exposure. These increases were offset by the maturity of a $500 million interest rate swap that was used to hedge our LIBOR floating rate senior notes.

Consolidated Balance Sheets

Total assets. Total assets increased $1.1 billion from $110.9 billion as of December 31, 2006 to $111.9 billion as of June 30, 2007.

•

Cash, cash equivalents and invested assets increased $1.6 billion primarily due to cash generated from operating activities and non-recourse funding obligations that was invested in fixed maturities and commercial mortgage loans, partially offset by decreases in the securities lending program and an increase in unrealized investment losses of $1.0 billion due to higher long-term interest rates.

•	Deferred acquisition costs increased $0.5 billion associated with our insurance in-force growth.

•

Separate account assets increased $1.1 billion related to the favorable market performance of the underlying securities and new deposits, which was partially offset by death, surrender and other benefits.

•	Assets associated with discontinued operations decreased $2.0 billion as the sale of our group life and health insurance business was completed in May 2007.

Total liabilities. Total liabilities increased $1.4 billion from $97.5 billion as of December 31, 2006 to $99.0 billion as of June 30, 2007.

•	Our policyholder-related liabilities increased $0.9 billion associated with the growth of our insurance in-force.

•	Unearned premiums increased $0.8 billion, including $0.2 billion attributable to changes in foreign exchange rates, as a result of growth in our International segment.

•	Non-recourse funding obligations increased $0.8 billion from issuances during the second quarter of 2007.

•

The deferred tax liability decreased $0.5 billion primarily due to lower deferred taxes as a result of lower other comprehensive income. The decrease was also from a $0.2 billion reclassification with current tax liabilities associated with our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. These decreases were partially offset by increased deferred taxes from the current year provision.

•

Separate account liabilities increased $1.1 billion related to the favorable market performance of the underlying securities and new deposits, which was partially offset by death, surrender and other benefits.

•	Liabilities associated with discontinued operations decreased $1.4 billion as the sale of our group life and health insurance business was completed in May 2007.

Total stockholders’ equity. Total stockholders’ equity decreased $364 million from $13,330 million as of December 31, 2006 to $12,966 million as of June 30, 2007.

•	We repurchased shares of our Class A Common Stock for an aggregate cost of $998 million during the six months ended June 30, 2007.

•

Accumulated other comprehensive income decreased $607 million from $1,157 million as of December 31, 2006 to $550 million as of June 30, 2007. Net unrealized investment gains (losses), net of tax, decreased $616 million to $(181) million driven primarily by an increase in interest rates between the two periods. Derivatives qualifying as hedges, net of tax, decreased $216 million to $159 million primarily attributable to higher interest rates that impact the fair value of our forward starting interest rate swaps. Partially offsetting these decreases was an increase in foreign currency translation and other adjustments, net of tax, of $225 million to $572 million due to increases in foreign exchange rates in countries we operate in, particularly Canada and Australia.

•	Additional paid-in capital increased $670 million primarily from the issuance of our Class A Common Stock for $600 million and stock-based compensation expense and exercises of $67 million.

•

Retained earnings increased $570 million from net income of $703 million for the six months ended June 30, 2007, partially offset by $79 million of declared dividends and a $54 million cumulative effect of accounting change from the adoption of the American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2007	2006
Net cash from operating activities	$2,542	$1,997
Net cash from investing activities	(1,836)	(752)
Net cash from financing activities	(237)	(760)

Net increase in cash before foreign exchange effect	$469	$485

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the six months ended June 30, 2007 over the six months ended June 30, 2006 was primarily the result of an increase in other liabilities and policy related balances associated with timing of settlements.

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

The decrease in net cash from investing activities for the six months ended June 30, 2007 compared to June 30, 2006, was primarily the result of an increase in purchases caused by cash from operating activities, the issuances of our FABN registered note and GMTN programs and the issuances of our non-recourse funding obligations. These purchases were partially offset by cash used to repurchase our common stock and from cash proceeds received from the sale of our discontinued operations in May 2007.

Changes in cash from financing activities primarily related to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the six months ended June 30, 2007, cash from financing activities included net redemptions on investment contracts of $345 million. In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock. In May 2007, we repurchased 16.5 million shares of our common stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. Total cash used for the acquisition of treasury stock was $998 million during the six months ended June 30, 2007. In June 2007, we issued senior notes having an aggregate principal amount of $350 million. The net proceeds from the issuance of those senior notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. See notes 6 and 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

We have a repurchase program in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. As of June 30, 2007, the fair value of securities pledged under the repurchase program was $646 million and the offsetting repurchase obligation of $630 million was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $130 million and $84 million of cash and cash equivalents as of June 30, 2007 and December 31, 2006, respectively.

In the first quarter of 2007, we declared common stock dividends of $39 million, which were paid in the second quarter of 2007. In the second quarter of 2007, we declared common stock dividends of $40 million, which will be paid in the third quarter of 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share.

In May 2007, we issued 25.5 million shares of our Class A Common Stock pursuant to the settlement of the purchase contracts that were originally issued as components of our Equity Units. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. In May 2007, we repurchased 16.5 million shares of our common stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million for 2007. During the first quarter of 2007, we repurchased 6.6 million shares at a weighted average price of $35.16. During the second quarter of 2007, we repurchased 21.2 million shares at a weighted average price of $36.08. As of June 30, 2007, our remaining repurchase capacity was $102 million.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. During the six months ended June 30, 2007, we received dividends from our life insurance subsidiaries of $335 million. The remaining dividend capacity that our subsidiaries could pay to us in 2007 without regulatory approval is $1,065 million.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, payments from our subsidiaries pursuant to tax sharing arrangements, proceeds from any additional issuances of commercial paper and borrowings pursuant to our revolving credit facilities.

For the six months ended June 30, 2007, we contributed capital of $344 million to our subsidiaries.

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

Historically, our insurance subsidiaries have used cash flows from operations and sales of investment securities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities derive from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, sales of invested assets and investment income.

As of June 30, 2007, we had approximately $3.0 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $3.0 billion aggregate amount outstanding as of June 30, 2007, $875 million had put option features including $375 million with put options features of 90 days and $500 million with put options of 180 days.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2007, our total cash and invested assets was $72.6 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 37% of the carrying value of our total cash and invested assets as of June 30, 2007.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our U.S. Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of June 30, 2007 was $1.3 billion.

Capital resources and financing activities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the facility) and a $1.0 billion revolving credit facility that matures in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of June 30, 2007, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

In June 2007, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 5.65% per year payable semi-annually, and maturing in June 2012 (“2012 Notes”). The 2012 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2012 Notes, at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $349 million from the issuance of the 2012 Notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand.

In April 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company wholly-owned by Genworth Life and Annuity Insurance Company (“GLAIC”), itself an indirect wholly-owned subsidiary of Genworth, issued $500 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40 million in aggregate principal amount of floating rate subordinated notes due 2028. In June 2007, River Lake Insurance Company II, a special purpose financial captive insurance company wholly-owned by GLAIC, issued $250 million in aggregate principal amount of floating rate surplus notes due 2035. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

In March 2007, Genworth Financial Commercial Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million credit facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days advance written notice. The sole purpose of this facility is to fund the purchase of commercial mortgage loans. As of June 30, 2007, there were no amounts outstanding under this facility.

On May 11, 2007, we remarketed the senior notes included in our Equity Units pursuant to their terms. Proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase our Class A Common Stock under the related purchase contracts. We repurchased some of the stock issued pursuant to such purchase contracts shortly after the issuance thereof in open market purchases or in privately negotiated transactions. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

We believe our cash flows from operations, further issuances under our commercial paper program and revolving credit facilities will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

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

During 2007, we issued $790 million in non-recourse funding obligations as further described in note 7 in our “—Notes to Condensed Consolidated Financial Statements.”

In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker-dealer counterparty for an initial aggregate purchase price of $600 million. The repurchased shares will be held in treasury, until such time as they may be reissued or retired. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

In June 2007, we issued senior notes having an aggregate principal amount of $350 million. The net proceeds from the issuance of the senior notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

Other than these transactions, there have been no other material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2006 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. In addition, there were no new material legal proceedings during the quarter.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2007, there have been no material changes to the risk factors set forth in the above-referenced filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(Dollar amounts in millions, except per share amounts) Periods	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
April 1, 2007 through April 30, 2007	2,664,900	$35.17	2,664,900	$774
May 1, 2007 through May 31, 2007(2)	18,543,638	$36.21	18,543,638	102
June 1, 2007 through June 30, 2007	—	$—	—	102

Total	21,208,538	$36.08	21,208,538	$102

(1)

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally, on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million.

(2)

In May 2007, we repurchased 16.5 million shares of our common stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. The repurchased shares will be held in treasury, until such time as they may be reissued or retired. See notes 6 and 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Genworth Financial, Inc. was held on May 15, 2007. Stockholders elected for the ensuing year all of the director nominees and ratified the selection of KPMG LLP as our independent registered public accounting firm for 2007.

The voting results were as follows:

	Votes Cast		Abstain
	For	Against
Management Proposal

Ratification of the selection of KPMG LLP as the independent registered public accounting firm for 2007.	389,840,355	2,543,105	2,425,825

	Votes Received	Votes Withheld
Election of Directors

Frank J. Borelli	380,969,701	13,839,584
Michael D. Fraizer	386,239,218	8,570,067
Nancy J. Karch	381,950,286	12,858,999
J. Robert “Bob” Kerrey	391,647,903	3,161,382
Saiyid T. Naqvi	391,185,510	3,623,775
James A. Parke	391,758,338	3,050,947
James S. Riepe	378,651,788	16,157,497
Barrett A. Toan	390,873,637	3,935,648
Thomas B. Wheeler	381,837,920	12,971,365

Item 6. Exhibits

10.1	Master Confirmation and related Supplemental Confirmation, dated May 17, 2007, relating to Genworth Financial, Inc.’s accelerated stock repurchase agreement with Merrill Lynch International*

12	Computation of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

*	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 2, 2007

	By:	/s/ SCOTT R. LINDQUIST
Scott R. Lindquist Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)