Form 10-Q
period 2007-09-30
GENWORTH FINANCIAL INC
filed 2007-10-26
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 22, 2007, 438,642,744 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Premiums	$1,600	$1,505	$4,660	$4,356
Net investment income	1,074	932	3,082	2,784
Net investment gains (losses)	(48)	(6)	(118)	(77)
Insurance and investment product fees and other	249	184	726	565

Total revenues	2,875	2,615	8,350	7,628

Benefits and expenses:
Benefits and other changes in policy reserves	1,168	1,061	3,325	2,954
Interest credited	391	382	1,167	1,132
Acquisition and operating expenses, net of deferrals	540	493	1,524	1,412
Amortization of deferred acquisition costs and intangibles	202	160	622	521
Interest expense	124	87	355	257

Total benefits and expenses	2,425	2,183	6,993	6,276

Income from continuing operations before income taxes	450	432	1,357	1,352
Provision for income taxes	111	138	383	430

Income from continuing operations	339	294	974	922
Income from discontinued operations, net of taxes	—	10	15	29
Gain on sale of discontinued operations, net of taxes	—	—	53	—

Income before cumulative effect of accounting change	339	304	1,042	951
Cumulative effect of accounting change, net of taxes	—	—	—	4

Net income	$339	$304	$1,042	$955

Earnings from continuing operations per common share:
Basic	$0.77	$0.64	$2.21	$2.01

Diluted	$0.76	$0.63	$2.16	$1.95

Earnings per common share:
Basic	$0.77	$0.67	$2.36	$2.08

Diluted	$0.76	$0.65	$2.32	$2.02

Weighted-average common shares outstanding:
Basic	441.1	453.8	440.5	458.8

Diluted	445.6	467.2	449.8	471.7

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$55,775	$54,684
Equity securities available-for-sale, at fair value	247	197
Commercial mortgage loans	8,839	8,357
Policy loans	1,650	1,489
Other invested assets	3,803	3,846

Total investments	70,314	68,573
Cash and cash equivalents	3,146	2,436
Accrued investment income	803	742
Deferred acquisition costs	6,842	6,183
Intangible assets	845	831
Goodwill	1,605	1,602
Reinsurance recoverable	16,573	16,783
Other assets	1,015	864
Separate account assets	12,615	10,875
Assets associated with discontinued operations	—	1,982

Total assets	$113,758	$110,871

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$63,717	$63,299
Liability for policy and contract claims	3,473	3,114
Unearned premiums	5,511	4,229
Other policyholder liabilities	335	385
Other liabilities	6,024	5,709
Non-recourse funding obligations	3,455	2,765
Short-term borrowings	326	199
Long-term borrowings	3,789	3,921
Mandatorily redeemable preferred stock	100	100
Deferred tax liability	1,096	1,522
Separate account liabilities	12,615	10,875
Liabilities associated with discontinued operations	—	1,423

Total liabilities	100,441	97,541

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million and 493 million shares issued as of September 30, 2007 and December 31, 2006, respectively; 439 million and 443 million shares outstanding as of September 30, 2007 and December 31, 2006, respectively	1	—
Additional paid-in capital	11,440	10,759

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(353)	435
Derivatives qualifying as hedges	285	375
Foreign currency translation and other adjustments	765	347

Total accumulated other comprehensive income (loss)	697	1,157
Retained earnings	3,779	2,914
Treasury stock, at cost (82 million and 50 million shares as of September 30, 2007 and December 31, 2006, respectively)	(2,600)	(1,500)

Total stockholders’ equity	13,317	13,330

Total liabilities and stockholders’ equity	$113,758	$110,871

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$10,671	$1,404	$1,735	$(500)	$13,310

Comprehensive income (loss):
Net income	—	—	955	—	955
Net unrealized gains (losses) on investment securities	—	(323)	—	—	(323)
Derivatives qualifying as hedges	—	(12)	—	—	(12)
Foreign currency translation and other adjustments	—	97	—	—	97

Total comprehensive income (loss)					717
Acquisition of treasury stock	—	—	—	(675)	(675)
Dividends to stockholders	—	—	(109)	—	(109)
Stock-based compensation expense and exercises	61	—	—	—	61
Other capital transactions	5	—	—	—	5

Balances as of September 30, 2006	$10,737	$1,166	$2,581	$(1,175)	$13,309

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$—	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—	—	1,042	—	1,042
Net unrealized gains (losses) on investment securities	—	—	(788)	—	—	(788)
Derivatives qualifying as hedges	—	—	(90)	—	—	(90)
Foreign currency translation and other adjustments	—	—	418	—	—	418

Total comprehensive income (loss)						582
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(1,100)	(1,100)
Dividends to stockholders	—	—	—	(123)	—	(123)
Stock-based compensation expense and exercises	—	78	—	—	—	78
Other capital transactions	—	3	—	—	—	3

Balances as of September 30, 2007	$1	$11,440	$697	$3,779	$(2,600)	$13,317

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,042	$955
Less income from discontinued operations, net of taxes	(15)	(29)
Less gain on sale from discontinued operations, net of taxes	(53)	—

Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(32)	16
Net investment losses (gains)	118	77
Charges assessed to policyholders	(291)	(255)
Acquisition costs deferred	(1,054)	(874)
Amortization of deferred acquisition costs and intangibles	622	521
Deferred income taxes	217	215
Cumulative effect of accounting change	—	(4)
Purchases of trading securities and held-for-sale investments, net of proceeds from sales	(145)	—
Change in certain assets and liabilities:
Accrued investment income and other assets	(202)	(48)
Insurance reserves	2,389	2,424
Current tax liabilities	163	105
Other liabilities and other policy-related balances	984	214
Cash from operating activities—discontinued operations	25	33

Net cash from operating activities	3,768	3,350

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	4,505	4,121
Commercial mortgage loans	910	825
Proceeds from sales of investments:
Fixed maturities and equity securities	5,038	3,679
Purchases and originations of investments:
Fixed maturities and equity securities	(10,370)	(8,143)
Commercial mortgage loans	(1,343)	(1,517)
Other invested assets, net	(998)	(39)
Policy loans, net	(161)	(148)
Payments for businesses purchased, net of cash acquired	—	(291)
Cash received from sale of discontinued operations, net of cash sold	514	—
Cash from investing activities—discontinued operations	103	(41)

Net cash from investing activities	(1,802)	(1,554)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	5,844	5,585
Redemption and benefit payments on investment contracts	(7,111)	(7,396)
Short-term borrowings and other, net	78	158
Redemption of non-recourse funding obligations	(100)	—
Proceeds from issuance of non-recourse funding obligations	790	1,050
Repayment of long-term debt	(500)	—
Proceeds from the issuance of long-term debt	349	—
Dividends paid to stockholders	(119)	(103)
Stock-based compensation awards exercised	29	32
Acquisition of treasury stock	(1,100)	(675)
Proceeds from issuance of common stock	600	—
Cash from financing activities—discontinued operations	(21)	(2)

Net cash from financing activities	(1,261)	(1,351)
Effect of exchange rate changes on cash and cash equivalents	(28)	(18)

Net change in cash and cash equivalents	677	427
Cash and cash equivalents at beginning of period	2,469	1,875

Cash and cash equivalents at end of period	3,146	2,302
Less cash and cash equivalents of discontinued operations at end of period	—	6

Cash and cash equivalents of continuing operations at end of period	$3,146	$2,296

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products principally include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

(2) Accounting Pronouncements

Recently adopted

On December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Upon adoption, we recorded a $31 million reduction in comprehensive income in our consolidated statement of changes in stockholders’ equity as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, we reported total comprehensive income of $1,081 million. With this revised presentation, total comprehensive income would have been $1,112 million as of December 31, 2006. This revised presentation will be reflected in our Annual Report on Form 10-K as of December 31, 2007.

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

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $362 million, of which, $190 million, if recognized, would affect the effective tax rate on continuing operations. As of January 1, 2007, we had accrued interest and penalties of $30 million in our condensed consolidated balance sheet. These amounts of interest and penalties relate to unrecognized tax benefits and were recognized as components of income tax expense.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. A U.S. federal field examination regarding the 2003 and 2004 tax years was concluded in September 2007, and a Revenue Agent Report was issued. Certain issues are currently under review by the Joint Committee of Taxation for 2000 through 2002 tax years and in the Internal Revenue Service administrative appeals process for 2003 and 2004 tax years. HM Revenue and Customs is currently reviewing our U.K. income tax returns for the 2000 through 2004 tax years.

We believe that it is reasonably possible that in 2007, up to approximately $57 million of unrecognized tax benefits, related to individually immaterial items in the U.S. and foreign jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of SOP 05-1 resulted in the shortening of the period over which our group life and health insurance business deferred acquisition costs are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $54 million, net of tax. The cumulative effect of adoption of SOP 05-1 relates to our discontinued operations which we sold on May 31, 2007.

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

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The effective date of SOP 07-1 is uncertain as the FASB decided to issue a proposed FASB Staff Position that would indefinitely defer the effective date. Management is reviewing SOP 07-1 to determine the impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings per Common Share

Basic and diluted earnings per common share are calculated by dividing net income by the weighted average basic common shares outstanding and by the weighted average diluted common shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share data)	2007	2006	2007	2006
Basic earnings per common share:
Income from continuing operations	$0.77	$0.64	$2.21	$2.01
Income from discontinued operations, net of taxes	—	0.02	0.03	0.06
Gain from discontinued operations, net of taxes	—	—	0.12	—
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Basic earnings per common share(1)	$0.77	$0.67	$2.36	$2.08

Diluted earnings per common share:
Income from continuing operations	$0.76	$0.63	$2.16	$1.95
Income from discontinued operations, net of taxes	—	0.02	0.03	0.06
Gain from discontinued operations, net of taxes	—	—	0.12	—
Cumulative effect of accounting change, net of taxes	—	—	—	0.01

Diluted earnings per common share(1)	$0.76	$0.65	$2.32	$2.02

Weighted-average shares used in basic earnings per common share calculations	441.1	453.8	440.5	458.8
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	8.1	4.2	7.7
Stock options, restricted stock units and stock appreciation rights	4.5	5.3	5.1	5.2

Weighted-average shares used in diluted earnings per common share calculations	445.6	467.2	449.8	471.7

(1)	May not total due to whole number calculation.

Revision to Previously Reported 2006 Quarterly Earnings Per Share Amounts

Certain 2006 quarterly earnings per share amounts previously presented in our 2006 consolidated financial statements in the Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations) have been revised to correct immaterial rounding errors. The immaterial rounding errors had no impact on the earnings per share amounts for the twelve months ended December 31, 2006. In addition, this revision had no impact on our 2006 earnings per share amounts presented in our Quarterly Reports on Form 10-Q filed in the first and second quarters of 2007. This revision also had no impact on our quarterly earnings per share amounts as originally reported in our 2006 Quarterly Reports on Form 10-Q.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the revised earnings per share amounts for the periods indicated:

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revised earnings per share amounts:
Basic earnings per common share:
Income from continuing operations	$0.69	$0.67	$0.64	$0.81
Income from discontinued operations, net of taxes	0.02	0.02	0.02	0.03
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Basic earnings per common share(1)	$0.72	$0.70	$0.67	$0.83

Diluted earnings per common share:
Income from continuing operations	$0.67	$0.66	$0.63	$0.78
Income from discontinued operations, net of taxes	0.02	0.02	0.02	0.03
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Diluted earnings per common share(1)	$0.70	$0.68	$0.65	$0.81

(1)	May not total due to whole number calculation.

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

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues	$—	$190	$318	$556

Income before income taxes	$—	$15	$24	$45
Provision for income taxes	—	5	9	16

Income from discontinued operations	$—	$10	$15	$29

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

(5) Investments and Derivative Instruments

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$622	$25	$(2)	$645
Tax exempt	2,088	78	(11)	2,155
Government—non U.S.	2,238	74	(18)	2,294
U.S. corporate	23,768	394	(622)	23,540
Corporate—non U.S.	12,628	125	(288)	12,465
Mortgage and asset-backed	15,100	110	(534)	14,676

Total fixed maturities	56,444	806	(1,475)	55,775
Equity securities	218	35	(6)	247

Total available-for-sale securities	$56,662	$841	$(1,481)	$56,022

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

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

The fair value of derivative instruments, including interest rate and foreign currency swaps, forward commitments, equity index options and financial futures, is based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$22,819	$343	$17,832	$496
Foreign currency swaps	768	3	567	(8)
Forward commitments	56	2	—	—
Equity index options	771	72	323	22
Financial futures	78	—	19	—

Total	$24,492	$420	$18,741	$510

As of September 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $496 million and $543 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $76 million and $33 million, respectively.

(6) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of September 30, 2007, we were committed to fund $303 million in U.S. commercial mortgage loan investments and $515 million in limited partnership investments.

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

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment was calculated based on the arithmetic mean of the volume weighted average price of our Class A Common Stock during the term of the agreement, less a discount. In October 2007, this forward contract was settled resulting in the broker-dealer counterparty’s commitment to deliver $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007.

(d) Pending Acquisition

On July 18, 2007, we entered into an agreement to acquire Liberty Reverse Mortgage, Inc., an independent reverse mortgage lender, for $50 million plus additional contingent consideration. The transaction is subject to regulatory approvals and expected to close in the fourth quarter of 2007.

(7) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. During the first quarter of 2007, we issued $50 million of commercial paper, which was repaid during the second quarter of 2007. During the third quarter of 2007, we issued $127 million of commercial paper. As of September 30, 2007 and December 31, 2006, the weighted average interest rate on commercial paper outstanding was 5.2% and the weighted average maturity was 29 days and 37 days, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the current maximum contractual rate. During the third quarter of 2007, we acquired $100 million of notes secured by our

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

non-recourse funding obligations. We have accounted for this transaction as a redemption of our non-recourse funding obligations. As of September 30, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 6.3% and 5.4%, respectively.

Revolving Credit Facilities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the facility). In August 2007, we entered into a $1.0 billion five-year revolving credit facility that matures in August 2012. This facility replaces our $1.0 billion five-year credit facility that was scheduled to mature in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of September 30, 2007, we had no borrowings under these facilities; however, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

Commercial Mortgage Loan Repurchase Facility

In March 2007, Genworth Financial Commercial Mortgage Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million repurchase facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days’ advance written notice. The sole purpose of this facility is to finance the purchase of commercial mortgage loans with the intent to securitize such loans in the future. As of September 30, 2007, there was $43 million outstanding under this facility that was included in other liabilities in the condensed consolidated balance sheet. This facility bears a variable interest rate based on one-month LIBOR plus a margin. During the three months ended September 30, 2007, we purchased $53 million of held-for-sale commercial mortgage loans. These loans were classified as held-for-sale and carried at the lower of cost or market. These loans were included in commercial mortgage loans in the condensed consolidated balance sheet.

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.4)	0.3	0.1	0.4
Effect of foreign operations	(1.4)	(1.6)	(2.9)	(1.9)
Benefit of tax favored investments	(8.1)	(3.1)	(4.4)	(2.8)
Other, net	(0.4)	1.3	0.4	1.1

Effective rate	24.7%	31.9%	28.2%	31.8%

(9) Segment Information

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our former Protection segment, was included in Corporate and Other activities. The following discussion reflects our reorganized operating segments for all periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues:
Retirement and Protection	$1,949	$1,886	$5,796	$5,481
International	711	538	1,922	1,593
U.S. Mortgage Insurance	206	160	581	478
Corporate and Other	9	31	51	76

Total revenues	$2,875	$2,615	$8,350	$7,628

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Retirement and Protection	$223	$170	$588	$519
International	140	107	405	328
U.S. Mortgage Insurance	39	53	170	197
Corporate and Other	(34)	(33)	(104)	(82)

Net operating income	368	297	1,059	962
Net investment gains (losses), net of taxes and other adjustments	(29)	(3)	(71)	(40)
Expenses related to reorganization, net of taxes	—	—	(14)	—

Income from continuing operations	339	294	974	922
Income from discontinued operations, net of taxes	—	10	15	29
Gain on sale from discontinued operations, net of taxes	—	—	53	—

Income before cumulative effect of accounting change	339	304	1,042	951
Cumulative effect of accounting change, net of taxes	—	—	—	4

Net income	$339	$304	$1,042	$955

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	September 30, 2007	December 31, 2006
Assets:
Retirement and Protection	$95,323	$92,820
International	11,377	8,518
U.S. Mortgage Insurance	3,157	3,237
Corporate and Other	3,901	4,314

Segment assets from continuing operations	113,758	108,889
Assets associated with discontinued operations	—	1,982

Total assets	$113,758	$110,871

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity and credit markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, competition, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems, and the occurrence of natural or man-made disasters or a pandemic disease;

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

On January 9, 2007, we announced a significant organizational repositioning to more directly align high growth retirement and protection, international and mortgage insurance business opportunities. Additionally, our group life and health insurance business, previously included in our Protection segment, was included in Corporate and Other activities. This business was sold on May 31, 2007. The following discussion reflects our reorganized operating segments.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, as part of our senior market products and services, we offer Medicare supplement insurance along with wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products principally include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning advisory services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended September 30, 2007, our Retirement and Protection segment’s net income and net operating income were $200 million and $223 million, respectively. For the nine months ended September 30, 2007, our Retirement and Protection segment’s net income and net operating income were $526 million and $588 million, respectively.

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk basis, which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30, 2007, our International segment’s net income and net operating income were $139 million and $140 million, respectively. For the nine months ended September 30, 2007, our International segment’s net income and net operating income were $401 million and $405 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We also have begun to increasingly provide mortgage insurance on a structured, or bulk basis, with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate more efficiently and more effectively manage risk. For the three months ended September 30, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were $40 million and $39 million, respectively. For the nine months ended September 30, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were $171 million and $170 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of a small, non-core business that is managed outside our operating segments and our group life and health insurance business, which we agreed to sell in January 2007 and was accounted for as discontinued operations. This business was sold on May 31, 2007. For the three months ended September 30, 2007, Corporate and Other activities had a loss from continuing operations and a net operating loss of $40 million and $34 million, respectively. For the nine months ended September 30, 2007, Corporate and Other activities had a loss from continuing operations and a net operating loss of $124 million and $104 million, respectively.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The discussion of business trends and conditions should be read together with the trends contained in our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations), which describe additional business trends and conditions.

General trends and conditions affecting our businesses

Volatility in credit markets

During the third quarter of 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe these credit market conditions in the third quarter of 2007 contributed to an increase in unrealized valuation losses of $171 million, net of tax and other offsets, in our $55.8 billion investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities, partially offset by a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of credit-related impairments during the three and nine months ended September 30, 2007. We expect to experience continued volatility in the valuation of our investments in fixed maturity securities, as well as generally higher level of credit-related investment losses if current credit market conditions continue. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” section of management discussion and analysis for additional information on our investment portfolio.

The third quarter credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our commercial paper or long-term debt financing activities.

See additional trends related to volatile credit markets in the “—Trends and conditions affecting our segments” which follows.

Trends and conditions affecting our segments

Retirement and Protection

Managed money. We offer asset management products to individual investors and support services for independent broker-dealers and registered investment advisors. The asset management industry is witnessing rapid growth in the number of independent broker-dealers and registered investment advisors, as registered representatives leave large national firms to join independent firms or form their own firms. These new smaller firms need client and back office support services and technology solutions. Furthermore, individuals are increasingly transferring their assets to separately managed products. We expect these trends to continue and most likely accelerate in the future. As a result of these trends, we have expanded our presence in this market with the October 2006 acquisition of AssetMark Investment Services, Inc. (“AssetMark”), a leading provider of open architecture asset management solutions to independent financial advisors. Our asset management products consist of separately managed accounts and managed mutual fund accounts upon which we receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, both of which are influenced by the relative performance of our products’ underlying investments and the overall equity market environment.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in annuities, as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

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

We continue to focus on our Income Distribution Series of variable annuity products. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Our Retirement and Protection segment previously issued a combined $9.4 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract. The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $1.3 billion of outstanding notes, of which $1.0 billion will mature over the next 12 months. We do not believe that this trend will have a material effect on our financial position or liquidity.

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX” and “AXXX”) requires insurers to establish additional statutory reserves for both term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For both term and universal life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates.

As of September 30, 2007, we have $3.5 billion of floating rate non-recourse funding obligations outstanding which back excess statutory reserves. In the current quarter, the interest rate we paid on $1.7 billion of those non-recourse funding obligations was contractually reset to the current maximum rate due to lower investor demand for these types of securities. We believe that demand will return over time, and that higher reinvestment rates on portfolio assets will further offset this cost over time. To maintain and optimize product returns, we may, at our discretion, seek alternative financing terms in the future depending upon market conditions.

Several competitors have taken capital management actions similar to ours. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive. We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building our universal life insurance capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance products have been and may continue to be impacted by the increased competition and shift in distribution focus.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide annualized first-year premiums of individual long-term care insurance increased approximately 2% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, according to data published by LIMRA International. Our sales growth over the past year in a challenging market reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, for the nine months ended September 30, 2007, we have experienced sales growth in our recently introduced linked-benefits product. In addition, in July 2007, AARP selected us as its provider to offer new long-term care insurance products to its approximately 39 million members. However, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the block. On July 26, 2007, we announced our plans to file for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies. This block represents approximately $700 million, or 40%, of our total annual long-term care insurance premium in-force. The premium rate increase has been filed for regulatory approval in more than 40 states with approvals received from six states.

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

As a result of the expansion of our international business in recent years, as of September 30, 2007, approximately 61% of our international risk in-force has not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

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

U.S. Mortgage Insurance

The results of our U.S. mortgage insurance business are affected by employment and other economic and housing markets trends, including interest rate trends, home price appreciation, mortgage origination volume and product mix and the levels and aging of mortgage delinquencies including seasonal trends.

The demand for flow private mortgage insurance increased significantly during the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was driven by a number of market conditions, which included: increased regulatory and market focus on credit risk, ongoing tightening of underwriting standards, an increase in the volume of mortgages purchased by the government-sponsored entities (“GSE”), the return to traditional fixed rate mortgages resulting in a decline in simultaneous second mortgages and mortgage insurance tax deductibility. We believe in the third quarter of 2007 the bulk mortgage insurance market decreased as a percentage of the overall primary insurance market, driven primarily by lower market liquidity and a dramatic decrease in non-prime mortgage-backed security issuances. We participate in selected segments of the bulk market where we believe we will be able to meet our targeted risk-adjusted returns and continue to evaluate additional opportunities this market presents. The rise in interest rates and lower or negative home price appreciation in the U.S. have contributed to rising persistency rates. The flow persistency rate for the three months ended September 30, 2007 was 82%, which represents the highest persistency rate we have experienced in more than six years.

Primary insurance in-force increased to $144.8 billion as of September 30, 2007, which represents a 39% increase as compared to the prior year. In addition, net earned premiums have grown from $350 million for the nine months ended September 30, 2006 to $444 million for the nine months ended September 30, 2007. These increases in primary insurance in-force and net earned premiums reflect an increase in both our flow and bulk product writings as a result of increased demand for private mortgage insurance as well as higher persistency. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force and related net earned premiums.

We believe that the U.S. economy overall remains relatively strong based on continued gross domestic product growth and low levels of unemployment. However, we also believe that the U.S. housing market has slowed materially and the rate of home price appreciation has declined or turned negative in the majority of markets. In addition, there has been a significant increase in default and foreclosure levels especially in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home price appreciation resulting in defaults not being supported by adequate levels of embedded home price appreciation. We believe this overall pressure on the housing market has begun to affect the performance of other mortgage products, including A minus, Alt-A and adjustable rate mortgages.

We have increased loss reserves as a result of a material increase in delinquencies and foreclosures, especially in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies. The Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in their housing markets as well as a decline in home prices. While our portfolio concentration in the Great Lakes region is less than 10% of our total risk in-force, this region’s weakness has contributed disproportionately to the increase in our U.S. paid losses.

The foregoing factors have contributed to an increase in our incurred losses. While over 90% of our primary risk in force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation may cause further increases in our incurred losses and related loss ratio. As of September 30, 2007, approximately 69% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following is a summary of net income for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,600	$1,505	$95	6%
Net investment income	1,074	932	142	15%
Net investment gains (losses)	(48)	(6)	(42)	NM (1)
Insurance and investment product fees and other	249	184	65	35%

Total revenues	2,875	2,615	260	10%

Benefits and expenses:
Benefits and other changes in policy reserves	1,168	1,061	107	10%
Interest credited	391	382	9	2%
Acquisition and operating expenses, net of deferrals	540	493	47	10%
Amortization of deferred acquisition costs and intangibles	202	160	42	26%
Interest expense	124	87	37	43%

Total benefits and expenses	2,425	2,183	242	11%

Income from continuing operations before income taxes	450	432	18	4%
Provision for income taxes	111	138	(27)	(20)%

Income from continuing operations	339	294	45	15%
Income from discontinued operations, net of taxes	—	10	(10)	(100)%

Net income	$339	$304	$35	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our International segment increased $118 million as a result of a $64 million increase in our international mortgage insurance business and an increase of $54 million from our payment protection insurance business. The three months ended September 30, 2007 included an increase of $42 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $41 million.

•

Our Retirement and Protection segment decreased $62 million primarily due to a $92 million decrease in our retirement income business, offset by a $22 million increase in our long-term care insurance business and an $8 million increase in our life insurance business.

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

•

Our International segment increased as a result of higher invested assets from the investment of net insurance cash flows primarily related to the growth in the international mortgage insurance in-force and additional cash from capital contributions. The three months ended September 30, 2007 included an increase of $11 million attributable to changes in foreign exchange rates.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 6.1% for the three months ended September 30, 2007 from 5.7% for the three months ended September 30, 2006. The increase in weighted average investment yields was primarily attributable to increased investment income from limited partnership investments, bond calls and commercial mortgage loan prepayments and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities.

•	Net investment income for the three months ended September 30, 2007 included $40 million of favorable net investment income items as compared to $13 million in the prior year.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and (losses) from the sale or impairment of our investments, unrealized and realized gains and (losses) from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. We incurred approximately $25 million of credit related impairments during the three months ended September 30, 2007, of which $17 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

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

•

Our Retirement and Protection segment increased $67 million largely driven by a $40 million increase in our managed money business, a $14 million increase in our life insurance business and a $14 million increase from our retirement income business.

•	Our International segment decreased $2 million related to our international mortgage insurance business.

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

•

Our Retirement and Protection segment decreased $16 million attributable to an $86 million decrease in our retirement income business, offset by a $49 million increase in our long-term care insurance business and a $21 million increase in our life insurance business.

•	Our U.S. Mortgage Insurance segment increased $79 million.

•

Our International segment increased $45 million as a result of an increase in our international mortgage insurance business of $34 million and an increase of $11 million in our payment protection insurance business. The three months ended September 30, 2007 included an increase of $9 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment increased $9 million primarily due to a $29 million increase related to our institutional business, partially offset by a $24 million decrease in our retirement income business.

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

•

Our Retirement and Protection segment increased $17 million primarily attributable to an increase of $31 million from our managed money business, partially offset by a decrease of $7 million in our life insurance business, a decrease in our long-term care insurance business of $4 million and a $4 million decrease in our retirement income business.

•

Our International segment increased $53 million related to a $22 million increase in our international mortgage insurance business and a $31 million increase in our payment protection insurance business. The three months ended September 30, 2007 included an increase of $19 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $16 million.

•	Our U.S. Mortgage Insurance segment decreased $7 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our International segment increased $21 million related to an increase in our international mortgage insurance business of $3 million and an increase in our payment protection insurance business of $18 million. The three months ended September 30, 2007 included an increase of $8 million attributable to changes in foreign exchange rates.

•	Our Retirement and Protection segment increased $20 million due to an increase in our life insurance business.

Interest expense

•

Our Retirement and Protection segment increased $23 million in our life insurance business from the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

•	Our International segment increased $6 million primarily from our payment protection insurance business.

•	Corporate and Other activities increased $8 million.

Provision for income taxes. The effective tax rate decreased to 24.7% for the three months ended September 30, 2007 from 31.9% for the three months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision in our Retirement and Protection segment. The three months ended September 30, 2007 included an increase of $5 million attributable to changes in foreign exchange rates.

Net income. The increase in net income reflects increases in our Retirement and Protection and International segments’ net income, partially offset by a decrease in our U.S. Mortgage Insurance segment and an increase in the net operating loss of our Corporate and Other activities, as discussed under “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $12 million, net of tax, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following is a summary of net income for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$4,660	$4,356	$304	7%
Net investment income	3,082	2,784	298	11%
Net investment gains (losses)	(118)	(77)	(41)	(53)%
Insurance and investment product fees and other	726	565	161	28%

Total revenues	8,350	7,628	722	9%

Benefits and expenses:
Benefits and other changes in policy reserves	3,325	2,954	371	13%
Interest credited	1,167	1,132	35	3%
Acquisition and operating expenses, net of deferrals	1,524	1,412	112	8%
Amortization of deferred acquisition costs and intangibles	622	521	101	19%
Interest expense	355	257	98	38%

Total benefits and expenses	6,993	6,276	717	11%

Income from continuing operations before income taxes	1,357	1,352	5	—%
Provision for income taxes	383	430	(47)	(11)%

Income from continuing operations	974	922	52	6%
Income from discontinued operations, net of taxes	15	29	(14)	(48)%
Gain on sale of discontinued operations, net of taxes	53	—	53	NM (1)

Income before cumulative effect of accounting change	1,042	951	91	10%
Cumulative effect of accounting change, net of taxes	—	4	(4)	(100)%

Net income	$1,042	$955	$87	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our International segment increased $225 million as a result of a $150 million increase in our international mortgage insurance business and an increase of $75 million from our payment protection insurance business. The nine months ended September 30, 2007 included an increase of $107 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $94 million.

•

Our Retirement and Protection segment decreased $11 million primarily due to a $167 million decrease in our retirement income business, offset by a $122 million increase in our long-term care insurance business and a $34 million increase in our life insurance business.

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

•

Our International segment increased as a result of higher invested assets from the investment of net insurance cash flows primarily related to the growth in the international mortgage insurance in-force and additional cash from capital contributions. The nine months ended September 30, 2007 included an increase of $21 million attributable to changes in foreign exchange rates.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.9% for the nine months ended September 30, 2007 from 5.7% for the nine months ended September 30, 2006. The increase in weighted average investment yields was primarily attributable to increased investment income from limited partnership investments, bond calls and commercial mortgage loan prepayments and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

•	Net investment income for the nine months ended September 30, 2007 included $80 million of favorable net investment income items as compared to $67 million in the prior year.

Net investment gains (losses). We incurred approximately $39 million of credit related impairments during the nine months ended September 30, 2007, of which $17 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $170 million largely driven by a $109 million increase in our managed money business, a $33 million increase in our life insurance business and a $30 million increase from our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $5 million.

•	Our International segment decreased $10 million primarily related to our international mortgage insurance business.

Benefits and other changes in policy reserves

•	Our U.S. Mortgage Insurance segment increased $148 million.

•

Our Retirement and Protection segment increased $116 million as a result of a $192 million increase in our long-term care insurance business and a $65 million increase in our life insurance business, offset by a $141 million decrease in our retirement income business.

•

Our International segment increased $109 million driven by an increase in our international mortgage insurance business of $91 million and an increase of $18 million in our payment protection insurance business. The nine months ended September 30, 2007 included an increase of $23 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited related to our Retirement and Protection segment increased $35 million primarily due to an $82 million increase related to our institutional business, partially offset by a $60 million decrease in our retirement income business.

Acquisition and operating expenses, net of deferrals

•

Our International segment increased $72 million attributable to an increase of $31 million related to our international mortgage insurance business and an increase of $41 million related to our payment protection insurance business. The nine months ended September 30, 2007 included an increase of $50 million attributable to changes in foreign exchange rates.

•

Our Retirement and Protection segment increased $54 million primarily attributable to an increase of $80 million from our managed money business, partially offset by a decrease of $16 million in our life insurance business and a decrease in our long-term care insurance business of $7 million.

•	Our U.S. Mortgage Insurance segment decreased $8 million.

•	Corporate and Other activities decreased $6 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $47 million primarily attributable to a $29 million increase from our life insurance business, a $9 million increase in our retirement income business and an $8 million increase in our long-term care insurance business.

•

Our International segment increased $39 million related to an increase in our international mortgage insurance business of $11 million and an increase of $28 million in our payment protection insurance business. The nine months ended September 30, 2007 included an increase of $21 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $13 million.

Interest expense

•

Our Retirement and Protection segment increased $56 million related to our life insurance business from the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

•	Corporate and Other activities increased $22 million.

•	Our International segment increased $20 million primarily from our payment protection insurance business.

Provision for income taxes. The effective tax rate decreased to 28.2% for the nine months ended September 30, 2007 from 31.8% for the nine months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income, favorable examination developments and a change in estimate related to the prior year tax provision in our Retirement and Protection segment. The nine months ended September 30, 2007 included an increase of $9 million attributable to changes in foreign exchange rates.

Net income. The increase in net income reflects increases in our International and Retirement and Protection segments’ net income, partially offset by a decrease in our U.S. Mortgage Insurance segment and an increase in the net operating loss of our Corporate and Other activities, as discussed under “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $25 million, net of tax, attributable to changes in foreign exchange rates. Additionally, we completed the sale of our group life and health insurance business in the second quarter of 2007. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2007	2006	2007	2006
Earnings from continuing operations per common share:
Basic	$0.77	$0.64	$2.21	$2.01

Diluted	$0.76	$0.63	$2.16	$1.95

Earnings per common share:
Basic	$0.77	$0.67	$2.36	$2.08

Diluted	$0.76	$0.65	$2.32	$2.02

Weighted-average common shares outstanding:
Basic	441.1	453.8	440.5	458.8

Diluted	445.6	467.2	449.8	471.7

Weighted average shares outstanding declined reflecting repurchases of 47.3 million shares since the end of the first quarter of 2006 through September 30, 2007. In May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker-dealer counterparty. Diluted weighted average shares outstanding for both the 2007 and 2006 quarters reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation. In May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock according to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of credit-related impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies. See note 9 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to (1) annualized first-year premiums for term life insurance, long-term care insurance and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent deposits less redemptions, for our managed money business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for payment protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business the company generated during each period presented; and (6) written premiums net of cancellations for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, deposits and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$861	$923	$(62)	(7)%
Net investment income	893	803	90	11%
Net investment gains (losses)	(38)	(6)	(32)	NM (1)
Insurance and investment product fees and other	233	166	67	40%

Total revenues	1,949	1,886	63	3%

Benefits and expenses:
Benefits and other changes in policy reserves	919	935	(16)	(2)%
Interest credited	391	382	9	2%
Acquisition and operating expenses, net of deferrals	220	203	17	8%
Amortization of deferred acquisition costs and intangibles	96	76	20	26%
Interest expense	59	36	23	64%

Total benefits and expenses	1,685	1,632	53	3%

Income from continuing operations before income taxes	264	254	10	4%
Provision for income taxes	64	87	(23)	(26)%

Net income	200	167	33	20%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	23	3	20	NM (1)

Net operating income	$223	$170	$53	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
Managed money	$11	$5	$6	120%
Retirement income	82	39	43	110%
Institutional	10	9	1	11%
Life insurance	81	79	2	3%
Long-term care insurance	39	38	1	3%

Total net operating income	$223	$170	$53	31%

Net operating income

•

Our managed money business increased $6 million primarily due to our fourth quarter of 2006 acquisition of AssetMark, growth in our assets under management in our existing platforms and favorable equity market performance.

•

Our retirement income business increased $43 million mainly as a result of a tax benefit during the current quarter from favorable examination developments and a change in estimate related to the prior year tax provision. Additionally, there was an increase in income from fee-based products as a result of growth in assets under management of our variable annuity products, particularly the Income Distribution Series. The current year also included favorable investment items of $11 million as compared to the prior year. These increases were partially offset by lower investment advisory fees and lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates are being reset to lower rates.

•	Our institutional business increased $1 million attributable to growth in assets under management offset by lower spreads in the current year.

•

Our life insurance business increased $2 million primarily due to favorable investment items and favorable mortality in universal life insurance, partially offset by higher mortality in term life insurance as compared to the prior year.

•

Our long-term care insurance business increased $1 million principally as a result of the favorable performance of newer issued policies that was offset by unfavorable performance of older issued policies. Additionally, the current year included net favorable adjustments of $8 million compared to $4 million in the prior year.

Revenues

Premiums

•

Our retirement income business decreased $92 million attributable to lower life contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

•	Our long-term care insurance business increased $22 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

•

Our life insurance business increased $8 million mainly due to in-force growth from new sales and renewal premiums of term life insurance, partially offset by lapses and continued runoff of our whole life block.

Net investment income

•

Our life insurance business increased $37 million mainly due to growth of the in-force block and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves. The current year also included $15 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

•	Our long-term care insurance increased $28 million primarily as a result of an increase in average invested assets due to growth in the in-force block.

•	Our institutional business increased $31 million attributable to increased assets under management.

•

Our retirement income business decreased $8 million as a result of a decline in assets under management in our spread-based retail products. Partially offsetting this decrease was an increase of $17 million attributable to additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

Insurance and investment product fees and other

•

Our managed money business increased $40 million primarily attributable to an increase of $24 million from the acquisition of AssetMark, growth in assets under management in our existing platforms and favorable equity market performance.

•

Our life insurance business increased $14 million as a result of an unfavorable adjustment in unearned revenue of $13 million in our universal life insurance product in the prior year that did not recur.

•

Our retirement income business increased $14 million mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products and riders, partially offset by lower investment advisory fees.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business decreased $86 million principally attributable to an $87 million decrease in our spread-based retail products due to lower life-contingent sales primarily as a result of our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

•

Our long-term care insurance business increased $49 million mainly as a result of the aging and growth of the in-force block, partially offset by favorable reserve adjustments of $9 million in the current year as compared to $5 million in the prior year. In addition, the performance of newer issued policies was offset by unfavorable performance of older issued policies where we continue to experience low termination rates and higher incurred losses.

•

Our life insurance business increased $21 million largely attributable to growth in the term life insurance in-force blocks, higher mortality in term life insurance as compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals.

Interest credited

•	Our institutional business increased $29 million mainly attributable to growth in assets under management.

•

Our retirement income business decreased $24 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our managed money business increased $31 million attributable to an increase of $19 million from the AssetMark acquisition and growth of our assets under management in our existing platforms.

•	Our life insurance business decreased $7 million primarily from a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•	Our long-term care insurance business decreased $4 million mainly from continued productivity efficiencies more than offsetting higher expenses associated with continued growth of insurance in-force.

•	Our retirement income business decreased $4 million mainly from our spread-based retail products as a result of lower sales.

Amortization of deferred acquisition costs and intangibles. Our life insurance business increased $20 million from continued growth of insurance in-force and an increase in amortization resulting from higher post-level term lapses. Partially offsetting these increases was lower amortization of $7 million from unlocking of estimated gross profit assumptions in our universal life insurance product in the current year. The prior year included favorable adjustments to universal life insurance of $7 million due to an unearned revenue adjustment and $7 million associated with unlocking of estimated gross profit assumptions.

Interest expense. Interest expense in our life insurance business increased $23 million from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 24.2% for the three months ended September 30, 2007 from 34.3% for the three months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$2,622	$2,633	$(11)	—%
Net investment income	2,597	2,397	200	8%
Net investment gains (losses)	(102)	(58)	(44)	(76)%
Insurance and investment product fees and other	679	509	170	33%

Total revenues	5,796	5,481	315	6%

Benefits and expenses:
Benefits and other changes in policy reserves	2,744	2,628	116	4%
Interest credited	1,167	1,132	35	3%
Acquisition and operating expenses, net of deferrals	654	600	54	9%
Amortization of deferred acquisition costs and intangibles	312	265	47	18%
Interest expense	153	97	56	58%

Total benefits and expenses	5,030	4,722	308	7%

Income from continuing operations before income taxes	766	759	7	1%
Provision for income taxes	240	268	(28)	(10)%

Net income	526	491	35	7%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	62	28	34	121%

Net operating income	$588	$519	$69	13%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
Managed money	$32	$13	$19	146%
Retirement income	171	126	45	36%
Institutional	34	32	2	6%
Life insurance	234	230	4	2%
Long-term care insurance	117	118	(1)	(1)%

Total net operating income	$588	$519	$69	13%

Net operating income

•

Our managed money business increased $19 million due to our fourth quarter of 2006 acquisition of AssetMark, growth in our assets under management in our existing platforms and favorable equity market performance.

•

Our retirement income business increased $45 million from a lower effective tax rate from favorable examination developments and a change in estimate related to the prior year tax provision. Additionally, income increased from our fee-based products as a result of growth in assets under management of our Income Distribution Series of variable annuity products and riders. The current year also included favorable investment items of $8 million as compared to the prior year. These increases were partially offset by lower investment advisory fees and lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates are being reset to lower rates.

•

Our institutional business increased $2 million attributable to growth in assets under management, partially offset by lower spreads, primarily in our fixed GIC products, and less favorable investment income items in the current year.

•

Our life insurance business increased $4 million primarily due to growth in the in-force block of term life insurance, partially offset by higher mortality in term life insurance as compared to the prior year. The current year also included favorable investment items of $12 million as compared to the prior year.

•

Our long-term care insurance business decreased $1 million as the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies. The current year included $18 million, net of tax, in favorable adjustments. The prior year included $10 million, net of tax, of favorable adjustments. The revenues and benefits and expenses for Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”) reflect a five-month period for 2006 compared to a nine-month period for 2007.

Revenues

Premiums

•

Our retirement income business decreased $167 million attributable to lower life-contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

•

Our long-term care insurance business increased $122 million mainly attributable to growth in the in-force block from new sales and renewal premiums and a $64 million increase due to the Continental Life acquisition.

•

Our life insurance business increased $34 million mainly due to in-force growth from new sales and renewal premiums of term life insurance, partially offset by lapses and continued runoff of our whole life block.

Net investment income

•	Our institutional business increased $87 million attributable to higher asset balances and increased yields on floating rate investments supporting certain floating rate policyholder liabilities.

•

Our long-term care insurance increased $79 million largely as a result of an increase in average invested assets due to growth in the in-force block. The current year also included $14 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

•

Our life insurance business increased $74 million mainly due to an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves and growth of the in-force block. The current year also included $18 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

•

Our retirement income business decreased $43 million as result of a decline in assets under management in our spread-based retail products. Partially offsetting this decrease was an increase of $12 million attributable to additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

Insurance and investment product fees and other

•

Our managed money business increased $109 million primarily attributable to an increase of $68 million from the acquisition of AssetMark, growth in assets under management in our existing platforms and favorable equity market performance.

•

Our life insurance business increased $33 million principally as a result of increased sales in our universal life insurance products and an unfavorable adjustment in unearned revenue of $13 million in our universal life insurance product in the prior year that did not recur.

•

Our retirement income business increased $30 million mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products and riders, partially offset by lower investment advisory fees.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $192 million mainly as a result of the aging and growth of the in-force block and a $45 million increase from the Continental Life acquisition. The prior year included a $27 million favorable adjustment related to our group long-term care policies which did not recur in the current year. In addition, the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies where we continue to experience low terminations and higher incurred losses.

•

Our life insurance business increased $65 million principally attributable to growth of our term life insurance in-force block, higher mortality in term life insurance as compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals, partially offset by a favorable reserve adjustment in the current year.

•

Our retirement income business decreased $141 million largely attributable to a decrease in our spread-based retail products from lower life-contingent sales primarily as a result of our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited

•	Our institutional business increased $82 million mainly attributable to growth in assets under management and an increase in crediting rates.

•

Our retirement income business decreased $60 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our managed money business increased $80 million from an increase of $49 million from the AssetMark acquisition and growth of our assets under management in our existing platforms.

•	Our life insurance business decreased $16 million primarily from a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•

Our long-term care insurance business decreased $7 million driven by continued productivity efficiencies. A $7 million increase from the Continental Life acquisition was offset by an $8 million unfavorable reinsurance adjustment in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $29 million mainly due to continued growth of the in-force block, less favorable persistency and an increase in amortization resulting from higher post-level term lapses. Partially offsetting these increases was lower amortization of $7 million from unlocking of estimated gross profit assumptions in our universal life insurance product in the current year. The prior year included favorable adjustments to universal life insurance of $7 million due to an unearned revenue adjustment and $7 million associated with unlocking of estimated gross profit assumptions.

•	Our retirement income business increased $9 million as a result of higher fixed annuity lapses in our spread-based products and growth in our variable annuity block.

•	Our long-term care insurance business increased $8 million attributable to a $12 million increase from the Continental Life acquisition, partially offset by lower terminations of our in-force block.

Interest expense. Interest expense in our life insurance business increased $56 million from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 31.3% for the nine months ended September 30, 2007 from 35.3% for the nine months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Retirement and Protection selected financial and operating performance measures

Managed money

The following table sets forth selected financial performance measures regarding our managed money business as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Assets under management, beginning of period	$20,683	$6,143	$17,293	$5,180
Gross flows	1,665	602	5,136	1,827
Redemptions	(567)	(133)	(1,492)	(490)

Net flows	1,098	469	3,644	1,337
Market performance and product fees	(119)	154	725	249

Assets under management, end of period	$21,662	$6,766	$21,662	$6,766

Managed money includes third-party assets managed by AssetMark, Genworth Financial Asset Management and Genworth Financial Advisers.

The increase in these assets was primarily due to the fourth quarter of 2006 acquisition of AssetMark and higher net flows in managed money accounts from new and existing clients, as well as favorable equity market performance for the nine months ended September 30, 2007. The increase in gross and net flows was the result of the AssetMark acquisition, expansion of our distribution network, growth in our sales force and changes in our fee structure. The net flows associated with AssetMark were $432 million and $1,502 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, the account value for AssetMark was $11.6 billion.

Retirement income

Fee-based retail products

The following table sets forth selected financial performance measures regarding our fee-based retail products as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$3,361	$1,555	$2,402	$911
Deposits	543	334	1,446	965
Surrenders, benefits and product charges	(78)	(28)	(204)	(69)

Net flows	465	306	1,242	896
Interest credited and investment performance	152	68	334	122

Account value, net of reinsurance, end of period	$3,978	$1,929	$3,978	$1,929

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,098	$1,458	$1,780	$1,182
Deposits	133	105	412	384
Surrenders, benefits and product charges	(48)	(32)	(145)	(94)

Net flows	85	73	267	290
Interest credited and investment performance	79	54	215	113

Account value, net of reinsurance, end of period	$2,262	$1,585	$2,262	$1,585

Variable life insurance
Account value, beginning of period	$408	$367	$391	$363
Deposits	6	7	18	23
Surrenders, benefits and product charges	(15)	(13)	(41)	(38)

Net flows	(9)	(6)	(23)	(15)
Interest credited and investment performance	15	10	46	23

Account value, end of period	$414	$371	$414	$371

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

Spread-based retail products

The following table sets forth selected financial performance measures regarding our spread-based retail products as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Fixed annuities
Account value net of reinsurance, beginning of period	$12,886	$14,835	$13,972	$15,547
Deposits	184	424	535	1,017
Surrenders, benefits and product charges	(815)	(947)	(2,495)	(2,536)

Net flows	(631)	(523)	(1,960)	(1,519)
Interest credited	113	137	356	421

Account value net of reinsurance, end of period	$12,368	$14,449	$12,368	$14,449

Single premium immediate annuities
Account value net of reinsurance, beginning of period	$6,367	$5,888	$6,174	$5,680
Premiums and deposits	247	294	745	834
Surrenders, benefits and product charges	(241)	(200)	(715)	(690)

Net flows	6	94	30	144
Interest credited	85	82	254	240

Account value net of reinsurance, end of period	$6,458	$6,064	$6,458	$6,064

Structured settlements
Account value net of reinsurance, beginning of period	$1,088	$966	$1,011	$871
Premiums and deposits	5	37	82	140
Surrenders, benefits and product charges	(15)	(14)	(44)	(47)

Net flows	(10)	23	38	93
Interest credited	14	14	43	39

Account value net of reinsurance, end of period	$1,092	$1,003	$1,092	$1,003

Total premiums from spread-based retail products	$118	$210	$423	$590

Total deposits on spread-based retail products	$318	$545	$939	$1,401

Fixed annuities

Surrenders exceeded deposits as the current interest rate and unfavorable yield curve environment along with competitive pressures have reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate and yield curve environment has had an adverse impact on both sales and retention of fixed annuities and we expect this trend to continue if the current interest rate and yield curve environment remains unchanged. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

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

Institutional

The following table sets forth selected financial performance measures regarding our institutional business as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Account value, beginning of period	$11,515	$9,886	$10,483	$9,777
Deposits(1)	323	676	2,152	2,154
Surrenders and benefits(1)	(710)	(878)	(1,799)	(2,484)

Net flows	(387)	(202)	353	(330)
Interest credited	154	128	442	365
Foreign currency translation	10	—	14	—

Account value, end of period	$11,292	$9,812	$11,292	$9,812

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the three months ended September 30, 2007 and 2006, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $100 million and $105 million, respectively. For the nine months ended September 30, 2007 and 2006, surrenders and deposits included $300 million and $415 million, respectively, that were redeposited and reflected under “Deposits.”

The increase in account values was primarily the result of the increase in our FABNs, which include the registered note and the global medium term note (“GMTN”) programs. The GMTN program was launched in the first quarter of 2007 and resulted in issuances of $600 million. In the second quarter of 2007, we issued $650 million of our FABN registered note program. For the three months ended September 30, 2007, deposits decreased as a result of lower sales given the credit market environment. For the three and nine months ended September 30, 2007, the increase in interest credited was driven by an increase in account value as well as higher crediting rates on our floating rate products due to an increase in short-term interest rates compared to 2006. These increases were partially offset by scheduled maturities of fixed GICs.

See “—Trends and conditions affecting our segments” for further discussion of the impact of the current credit market condition on FABNs and funding agreements.

Life insurance

The following tables set forth selected financial and operating performance measures regarding our life insurance business as of or for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Term life insurance
Net earned premiums	$231	$224	$7	3%	$691	$658	$33	5%
Annualized first-year premiums	28	36	(8)	(22)%	86	107	(21)	(20)%

Universal and whole life insurance
Net earned premiums and deposits	$143	$112	$31	28%	$420	$352	$68	19%
Universal life annualized first-year deposits	15	9	6	67%	41	28	13	46%
Universal life excess deposits	53	24	29	121%	142	65	77	118%

Total life insurance
Net earned premiums and deposits	$374	$336	$38	11%	$1,111	$1,010	$101	10%
Annualized first-year premiums	28	36	(8)	(22)%	86	107	(21)	(20)%
Annualized first-year deposits	15	9	6	67%	41	28	13	46%
Excess deposits	53	24	29	121%	142	65	77	118%

	As of September 30,		Percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Term life insurance
Life insurance in-force, net of reinsurance	$457,001	$422,163	8%
Life insurance in-force before reinsurance	614,248	583,780	5%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$41,638	$41,595	—%
Life insurance in-force before reinsurance	50,737	49,337	3%

Total life insurance
Life insurance in-force, net of reinsurance	$498,639	$463,758	8%
Life insurance in-force before reinsurance	664,985	633,117	5%

Term life insurance

The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year and excess deposits in our universal life insurance increased largely from a shift from term life insurance products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

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

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Net earned premiums:
Long-term care	$444	$418	$26	6%	$1,293	$1,224	$69	6%
Medicare supplement and other	63	67	(4)	(6)%	197	144	53	37%

Total	$507	$485	$22	5%	$1,490	$1,368	$122	9%

Annualized first-year premiums and deposits	$60	$51	$9	18%	$166	$150	$16	11%

Net earned premiums increased primarily due to growth in the individual long-term care insurance in-force block from new sales. For the three months ended September 30, 2007, Medicare supplement insurance net earned premiums decreased mainly as a result of higher terminations. For the nine months ended September 30, 2007, Medicare supplement insurance net earned premiums increased principally as a result of a $64 million increase due to the Continental Life acquisition, partially offset by higher terminations.

Annualized first-year premiums and deposits increased primarily attributable to the introduction of our linked-benefits product in 2006 with sales beginning in the fourth quarter of 2006. Our acquisition of Continental Life contributed an increase of $7 million in the nine months ended September 30, 2007 and was more than offset by a decline in our existing block of Medicare supplement insurance. The decline of annualized first-year premiums in our existing block of Medicare supplement insurance was the result of pricing actions and limited plan withdrawals in selected markets in the second quarter of 2006. Annualized first-year premiums and deposits in our long-term care insurance product were flat.

International segment

Segment results of operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth the results of operations relating to our International segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$572	$454	$118	26%
Net investment income	131	75	56	75%
Net investment gains (losses)	—	(1)	1	100%
Insurance and investment product fees and other	8	10	(2)	(20)%

Total revenues	711	538	173	32%

Benefits and expenses:
Benefits and other changes in policy reserves	126	81	45	56%
Acquisition and operating expenses, net of deferrals	281	228	53	23%
Amortization of deferred acquisition costs and intangibles	94	73	21	29%
Interest expense	6	—	6	NM (1)

Total benefits and expenses	507	382	125	33%

Income from continuing operations before income taxes	204	156	48	31%
Provision for income taxes	65	49	16	33%

Net income	139	107	32	30%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	1	—	1	NM (1)

Net operating income	$140	$107	$33	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
International mortgage insurance	$110	$81	$29	36%
Payment protection insurance	30	26	4	15%

Total net operating income	$140	$107	$33	31%

Net operating income

•

The three months ended September 30, 2007 included increases of $10 million and $2 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia, which were partially offset by an increased loss ratio.

•	The increase in our payment protection insurance business was primarily associated with growth in production in continental Europe and Ireland and continued expansion into new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $64 million and our payment protection business increased $54 million.

•

The three months ended September 30, 2007 included increases of $16 million and $26 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily the result of increased earned premiums from new insurance written in prior years.

•

The increase in our payment protection insurance business was primarily attributable to growth in continental Europe and Ireland and continued expansion into new markets. Partially offsetting these increases was our runoff block of business and a decrease related to certain reinsurance arrangements being accounted for as deposits (“reinsurance accounting change”) in the current year, while prior year amounts have not been reclassified. The accounting change had no impact on net income or net operating income for all periods presented.

Net investment income

•	Our international mortgage insurance business increased $39 million and our payment protection insurance business increased $17 million.

•

The three months ended September 30, 2007 included increases of $8 million and $3 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely due to an increase in invested assets associated with growth of the business, higher levels of capital and increased yields. In addition, we reclassified $16 million of fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses in the current year. The effects of this reclassification were not material to the previous quarters in 2007 and prior year 2006 and were not reclassified.

•	The increase in our payment protection insurance business was principally attributable to an increase in yields and the reinsurance accounting change.

Insurance and investment product fees and other. The decrease was primarily a result of the elimination of the Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $34 million and our payment protection insurance business increased $11 million.

•

The three months ended September 30, 2007 included increases of $6 million and $3 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by large blocks of insurance in-force that are seasoning and an ongoing housing slowdown in certain areas of Australia.

•	The increase in our payment protection insurance business was driven by continued business growth, partially offset by the effects of the reinsurance accounting change.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $22 million and our payment protection insurance business increased $31 million.

•

The three months ended September 30, 2007 included increases of $4 million and $15 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by a $16 million reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business from net investment income in the current year.

•

The increase in our payment protection insurance business was principally driven by an increase in commissions relating to growth in the business, partially offset by the effects of the reinsurance accounting change.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $3 million and our payment protection insurance business increased $18 million.

•

The three months ended September 30, 2007 included increases of $1 million and $7 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•	The increase in our payment protection insurance business was primarily from an increase in structured transactions, partially offset by the effects of the reinsurance accounting change.

Interest expense. The increase was primarily due to new deposit method reinsurance arrangements in our payment protection insurance business.

Provision for income taxes. The effective tax rate increased to 31.9% for the three months ended September 30, 2007 from 31.4% for the three months ended September 30, 2006. This increase in the effective tax rate was primarily attributable to unfavorable examination developments offset by lower taxed foreign income. The provision for income taxes also included a $5 million increase attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the results of operations relating to our International segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$1,574	$1,349	$225	17%
Net investment income	332	213	119	56%
Net investment gains (losses)	(5)	—	(5)	NM (1)
Insurance and investment product fees and other	21	31	(10)	(32)%

Total revenues	1,922	1,593	329	21%

Benefits and expenses:
Benefits and other changes in policy reserves	345	236	109	46%
Acquisition and operating expenses, net of deferrals	734	662	72	11%
Amortization of deferred acquisition costs and intangibles	267	228	39	17%
Interest expense	20	—	20	NM (1)

Total benefits and expenses	1,366	1,126	240	21%

Income from continuing operations before income taxes	556	467	89	19%
Provision for income taxes	155	139	16	12%

Net income	401	328	73	22%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	4	—	4	NM (1)

Net operating income	$405	$328	$77	23%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Net operating income:
International mortgage insurance	$311	$248	$63	25%
Payment protection insurance	94	80	14	18%

Total net operating income	$405	$328	$77	23%

Net operating income

•

The nine months ended September 30, 2007 included increases of $18 million and $7 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia, as well as a decrease in the effective tax rate. These increases were partially offset by large blocks of insurance in-force that are seasoning and an ongoing housing slowdown in certain areas of Australia.

•

The increase in our payment protection insurance business was primarily associated with growth in production in continental Europe, Ireland and new markets, an increase in structured transactions and a decrease in the effective tax rate.

Revenues

Premiums

•	Our international mortgage insurance business increased $150 million and our payment protection insurance business increased $75 million.

•

The nine months ended September 30, 2007 included increases of $33 million and $74 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily a result of growth and seasoning of our international in-force block, which resulted in increased earned premiums from prior years new insurance written.

•

The increase in our payment protection insurance business was primarily attributable to an increase in structured transactions, growth in continental Europe and Ireland and continued expansion into new markets. These increases were offset by our runoff block of business and the reinsurance accounting change.

Net investment income

•	Our international mortgage insurance business increased $71 million and our payment protection insurance business increased $48 million.

•

The nine months ended September 30, 2007 included increases of $13 million and $8 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely due to an increase in invested assets associated with the business, higher levels of capital, increased yields and a $16 million reclassification of fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses in the current year.

•

The increase in our payment protection insurance business was principally attributable to income related to growth in business accounted for under the deposit method, increased yields and the reinsurance accounting change.

Insurance and investment product fees and other. The decrease was primarily due to the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $91 million and our payment protection insurance business increased $18 million.

•

The nine months ended September 30, 2007 included increases of $13 million and $10 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily a result of large blocks of insurance in-force that are seasoning and an ongoing housing slowdown in certain areas of Australia.

•	The increase in our payment protection insurance business was driven by continued business growth, partially offset by the effects of the reinsurance accounting change.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $31 million and our payment protection insurance business increased $41 million.

•

The nine months ended September 30, 2007 included increases of $7 million and $43 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was principally driven by our continued investment in our existing international platforms and potential new international platforms and a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business from net investment income in the current year. These increases were partially offset by the elimination of Canadian application fees in the third quarter of 2006.

•

The increase in our payment protection insurance business was largely attributable to an increase in paid commissions relating to growth in the business, partially offset by a decrease in commissions on the runoff block of business and from the effects of the reinsurance accounting change.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $11 million and our payment protection insurance business increased $28 million.

•

The nine months ended September 30, 2007 included increases of $2 million and $19 million attributable to changes in foreign exchange rates for our international mortgage insurance and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to the growth and seasoning of our insurance in-force.

•	The increase in our payment protection insurance business was primarily from an increase in structured transactions, partially offset by the effects of the reinsurance accounting change.

Interest expense. The increase was primarily due to new deposit method reinsurance arrangements in our payment protection insurance business.

Provision for income taxes. The effective tax rate decreased to 27.9% for the nine months ended September 30, 2007 from 29.8% for the nine months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income. The provision for income taxes also included a $9 million increase attributable to changes in foreign exchange rates.

International selected financial and operating performance measures

International mortgage insurance

The following tables set forth selected financial and operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$461,900	$319,600	$142,300	45%
Risk in-force	146,800	102,700	44,100	43%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
New insurance written	$36,200	$28,700	$7,500	26%	$108,900	$70,800	$38,100	54%
Net premiums written	452	311	141	45%	1,202	759	443	58%
Net premiums earned	208	144	64	44%	576	426	150	35%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ended September 30, 2007 and 2006, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of an increase in new insurance written as we continue to execute our global expansion strategy and expand our market share and size. Our international mortgage insurance primary insurance in-force and risk in-force included increases of $59.0 billion and $19.3 billion attributable to changes in foreign exchange rates for the nine months ended September 30, 2007, respectively.

New insurance written

New insurance written increased attributable to growth in flow and bulk new insurance written primarily as a result of continued account penetration in Canada, the ongoing expansion of our customer base in Europe, higher bulk new insurance written in Australia and growth in new markets. The three and nine months ended September 30, 2007 included increases of $3.1 billion and $7.0 billion attributable to changes in foreign exchange rates, respectively.

Net premiums written and net premiums earned

Net premiums written increased primarily due to increases in new insurance written in our international mortgage insurance business. The three and nine months ended September 30, 2007 included increases of $34 million and $65 million attributable to changes in foreign exchange rates, respectively.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2007, our unearned premium reserves increased to $3.3 billion, including $0.4 billion attributable to changes in foreign exchange rates, from $2.3 billion as of September 30, 2006.

Net premiums earned increased primarily as a result of growth and seasoning of our insurance in-force block. The three and nine months ended September 30, 2007 included increases of $16 million and $33 million attributable to changes in foreign exchange rates, respectively.

Loss and expense ratios

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Loss ratio	32%	22%	10%	31%	20%	11%
Expense ratio	16%	16%	—%	15%	19%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

For the three and nine months ended September 30, 2007, the increase in the loss ratio was attributable to higher incurred losses primarily as a result of large blocks of insurance in-force that are seasoning and an ongoing housing slowdown in certain areas of Australia.

For the nine months ended September 30, 2007, the decrease in the expense ratio was primarily the result of higher net premiums written primarily in Canada, partially offset by an increase in costs in our existing international platforms and continued investment in new platforms.

Loans in default and claims

The following table sets forth the number of loans insured, the number of loans in default and the default rate for our international mortgage insurance portfolio:

	As of September 30, 2007	As of December 31, 2006
Primary insurance
Insured loans in-force	2,777,471	2,437,746
Loans in default	13,038	10,126
Percentage of loans in default (default rate)	0.47%	0.42%

Flow loans in-force	2,285,980	2,156,641
Flow loans in default	12,165	9,671
Percentage of flow loans in default (default rate)	0.53%	0.45%

Bulk loans in-force	491,491	281,105
Bulk loans in default(1)	873	455
Percentage of bulk loans in default (default rate)	0.18%	0.16%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 685 and 324 as of September 30, 2007 and December 31, 2006, respectively.

Primary flow and bulk loans in-force increased largely as a result of our continued growth in seasoned and new markets. In addition, loans in default increased primarily as a result of the growth and seasoning of our insurance in-force.

Payment protection insurance

The following table sets forth selected financial and operating performance measures regarding our payment protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
Payment protection insurance gross written premiums, premium equivalents and deposits	$654	$552	$102	18%	$2,108	$1,471	$637	43%
Mexico operations gross written premiums	19	18	1	6%	56	49	7	14%
Net earned premiums	364	310	54	17%	998	923	75	8%

Gross written premiums, premium equivalents and deposits

The increase in gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, for the third quarter of 2007 was largely related to increased sales growth in continental Europe and Ireland and continued market penetration in Poland, Greece and Mexico. The 2007 production reflects several reinsurance assumed arrangements accounted for under the deposit method entered into in the second half of 2006 and the first half of 2007, which cover Canadian and U.K. risks. Additionally, we entered into a significant structured transaction with a lender in the U.K. in the second quarter of 2007 resulting in written premiums of $199 million. The three and nine months ended September 30, 2007 included increases of $49 million and $161 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended September 30, 2007, net earned premiums for our payment protection insurance business increased principally attributable to business growth in continental Europe and Ireland and continued market penetration in Poland, Greece and Mexico. Partially offsetting these increases was the reinsurance accounting change and our runoff block of business.

For the nine months ended September 30, 2007, our payment protection insurance business increased $75 million primarily as a result of business growth in existing continental European markets and new markets, partially offset by the reinsurance accounting change and our runoff block of business.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$159	$118	$41	35%
Net investment income	38	34	4	12%
Net investment gains (losses)	1	1	—	—%
Insurance and investment product fees and other	8	7	1	14%

Total revenues	206	160	46	29%

Benefits and expenses:
Benefits and other changes in policy reserves	123	44	79	180%
Acquisition and operating expenses, net of deferrals	30	37	(7)	(19)%
Amortization of deferred acquisition costs and intangibles	10	9	1	11%

Total benefits and expenses	163	90	73	81%

Income from continuing operations before income taxes	43	70	(27)	(39)%
Provision for income taxes	3	17	(14)	(82)%

Net income	40	53	(13)	(25)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	NM (1)

Net operating income	$39	$53	$(14)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased as a result of an increase in losses incurred, partially offset by an increase in premiums from the growth of our primary insurance in-force block, premiums assumed through our inter-segment reinsurance arrangement and a lower effective tax rate.

Revenues

Premiums increased as a result of an increase in demand for flow private mortgage insurance and our expansion of market share. The demand for flow private mortgage insurance increased as a result of several market conditions including: increased regulatory and market focus on credit risk, ongoing tightening of underwriting standards, an increase in the volume of mortgages purchased by GSEs, the return to traditional fixed-rate mortgages resulting in a decline in simultaneous second mortgages and mortgage insurance tax deductibility. In addition, our flow persistency rose to 82% for the three months ended September 30, 2007 from 74% for the same period last year due to higher mortgage interest rates and negative home price appreciation. Premiums also increased $4 million from higher premiums assumed from our international mortgage insurance business through our inter-segment reinsurance arrangement.

The increase in net investment income was the result of favorable pre-tax yields related to portfolio repositioning from tax-exempt securities to predominantly domestic taxable securities as part of our continued after-tax yield enhancement strategy.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as the result of a $13 million increase in paid claims compared to the third quarter of 2006 and a $75 million net change in reserves during the third quarter of 2007. The increase in paid losses was the result of higher claim counts and increased average claim payments as higher loan balances go to claim. The increase in reserves was driven primarily by higher delinquencies and foreclosures, especially in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products.

Acquisition and operating expenses decreased due to lower indemnity liabilities for contract underwriting claims as the result of updating of the assumptions used to calculate indemnity liabilities and a decrease in employee related expenses.

Provision for income taxes. The effective tax rate decreased to 7.0% for the three months ended September 30, 2007 from 24.3% for the three months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to the proportion of tax-exempt investment income compared to lower expected pre-tax income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$444	$350	$94	27%
Net investment income	111	106	5	5%
Net investment gains (losses)	1	2	(1)	(50)%
Insurance and investment product fees and other	25	20	5	25%

Total revenues	581	478	103	22%

Benefits and expenses:
Benefits and other changes in policy reserves	235	87	148	170%
Acquisition and operating expenses, net of deferrals	96	104	(8)	(8)%
Amortization of deferred acquisition costs and intangibles	26	24	2	8%

Total benefits and expenses	357	215	142	66%

Income from continuing operations before income taxes	224	263	(39)	(15)%
Provision for income taxes	53	65	(12)	(18)%

Net income	171	198	(27)	(14)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(1)	(1)	—	—%

Net operating income	$170	$197	$(27)	(14)%

Net operating income

Net operating income decreased as a result of an increase in losses, partially offset by an increase in premiums primarily from the growth of our primary insurance in-force block and premiums assumed through our inter-segment reinsurance arrangement and a lower effective tax rate.

Revenues

Premiums increased primarily as a result of an increase in demand for flow private mortgage insurance, our expansion of market share and higher persistency of our in-force block. Flow persistency rose to 78% for the nine months ended September 30, 2007 from 72% for the same period last year. Premiums also increased $10 million from higher premiums assumed from our international mortgage insurance business through our inter-segment reinsurance arrangement.

The increase in net investment income was the result of favorable pre-tax yields related to portfolio repositioning from tax-exempt securities to predominantly domestic taxable securities as part of our continued after-tax yield enhancement strategy.

Insurance and investment product fees and other increased primarily due to a $3 million increase in income from our capital maintenance agreement with our European international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as the result of a $28 million increase in paid claims compared to the prior year and a $108 million net change in reserves during the nine months ended September 30, 2007. The increase in paid losses was the result of higher claim counts and increased average claim payments as higher loan balances go to claim. The increase in reserves was driven primarily by higher delinquencies and foreclosures, especially in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products.

Acquisition and operating expenses decreased due to a reduction in contract underwriting liabilities as a result of an assumption update and a decrease in employee related expenses.

Provision for income taxes. The effective tax rate decreased to 23.7% for the nine months ended September 30, 2007 from 24.7% for the nine months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to the proportion of tax-exempt investment income compared to lower pre-tax income.

U.S. Mortgage Insurance selected financial and operating performance measures

The following tables set forth selected financial and operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Primary insurance in-force	$144,800	$104,000	$40,800	39%
Risk in-force	28,500	23,000	5,500	24%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006		2007	2006	2007 vs. 2006
New insurance written	$16,100	$8,200	$7,900	96%	$51,300	$23,200	$28,100	121%
Net premiums written	167	121	46	38%	459	355	104	29%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 78% and 72% for the nine months ended September 30, 2007 and 2006, respectively. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflects an increase in our flow and bulk product writings largely attributable to increased market penetration.

New insurance written

New insurance written increased as a result of an increase in demand for flow private mortgage insurance, our expansion of market share and the selective increase in bulk writings.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force and higher policy persistency.

Loss and expense ratios

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Loss ratio	78%	37%	41%	53%	25%	28%
Expense ratio	24%	37%	(13)%	27%	36%	(9)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

For the three and nine months ended September 30, 2007, the increase in the loss ratio was primarily attributable to an increase in the number of delinquencies as a result of growing levels of insurance in-force, a further weakening in home price appreciation and loss development in certain high loan balance states.

For the three and nine months ended September 30, 2007, the expense ratio decreased as a result of maintaining flat expense levels from improved productivity while net premiums written increased primarily from growth in primary insurance in-force, favorable policy persistency and increased market penetration.

Loans in default and claims

The following table sets forth the number of loans insured, the number of loans in default and the default rate for our U.S. mortgage insurance portfolio:

	As of September 30, 2007	As of December 31, 2006	As of September 30, 2006
Primary insurance
Insured loans in-force	905,412	778,311	744,867
Loans in default	30,756	24,296	23,083
Percentage of loans in default (default rate)	3.40%	3.12%	3.10%

Flow loans in-force	715,970	638,833	631,181
Flow loans in default	27,609	22,966	22,001
Percentage of flow loans in default (default rate)	3.86%	3.59%	3.49%

Bulk loans in-force	189,442	139,478	113,686
Bulk loans in default(1)	3,147	1,330	1,082
Percentage of bulk loans in default (default rate)	1.66%	0.95%	0.95%

A minus and sub-prime loans in-force	100,512	75,234	72,678
A minus and sub-prime loans in default	9,632	7,258	6,773
Percentage of A minus and sub-prime loans in default (default rate)	9.58%	9.65%	9.32%

Pool insurance
Insured loans in-force	21,118	21,597	17,926
Loans in default	442	402	446
Percentage of loans in default (default rate)	2.09%	1.86%	2.49%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 1,338 as of September 30, 2007, 386 as of December 31, 2006 and 367 as of September 30, 2006.

Primary flow and bulk loans in-force increased as a result of strong market growth, increased flow and bulk new insurance written and higher persistency levels. In addition, loans in default increased due to an increase in delinquencies and foreclosures from certain high loan balance states, as well as an increase in our A minus and Alt-A products.

Primary insurance default rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary default rates for the various regions of the U.S. and the ten largest states by our risk in-force as of the dates indicated.

	Percent of primary risk in-force as of September 30, 2007	Default rate
		September 30, 2007	December 31, 2006	September 30, 2006
U.S. Regions
Southeast(1)	25%	4.05%	3.36%	3.28%
South Central(2)	17	2.97%	3.18%	3.31%
Northeast(3)	13	3.49%	3.34%	3.29%
North Central(4)	12	3.14%	2.80%	2.69%
Pacific(5)	10	2.19%	1.44%	1.51%
Great Lakes(6)	9	4.86%	4.75%	4.63%
Plains(7)	6	2.57%	2.52%	2.34%
New England(8)	4	2.95%	2.66%	2.67%
Mid-Atlantic(9)	4	2.65%	2.21%	2.21%

Total	100%	3.40%	3.12%	3.10%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.

	Percent of primary risk in-force as of September 30, 2007	Default Rate
		September 30, 2007	December 31, 2006	September 30, 2006
Florida	9%	4.38%	2.17%	1.95%
Texas	7%	3.41%	3.89%	4.04%
New York	6%	2.79%	2.59%	2.51%
Illinois	5%	3.42%	3.08%	2.84%
California	4%	2.35%	0.99%	0.96%
Georgia	4%	4.65%	4.22%	4.16%
North Carolina	4%	3.65%	4.04%	3.96%
Pennsylvania	4%	4.23%	4.47%	4.44%
Ohio	3%	4.91%	4.96%	4.84%
New Jersey	3%	3.79%	3.14%	3.05%

Corporate and Other

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth the results of operations relating to Corporate and Other activities:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$8	$10	$(2)	(20)%
Net investment income	12	20	(8)	(40)%
Net investment gains (losses)	(11)	—	(11)	NM (1)
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	9	31	(22)	(71)%

Expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	9	25	(16)	(64)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	59	51	8	16%

Total benefits and expenses	70	79	(9)	(11)%

Loss from continuing operations before income taxes	(61)	(48)	(13)	(27)%
Benefit for income taxes	(21)	(15)	(6)	(40)%

Loss from continuing operations	(40)	(33)	(7)	(21)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	6	—	6	NM (1)

Net operating loss	$(34)	$(33)	$(1)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income, lower unallocated expenses and higher interest expense due to an additional debt issuance in the fourth quarter of 2006. Lower net investment income was attributable to lower unallocated limited partnership distributions. This increase was partially offset by an increase in income tax benefit driven by an increase in pre-tax loss and favorable examination developments, which included state income taxes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the results of operations relating to Corporate and Other activities:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2007 vs. 2006
Revenues:
Premiums	$20	$24	$(4)	(17)%
Net investment income	42	68	(26)	(38)%
Net investment gains (losses)	(12)	(21)	9	43%
Insurance and investment product fees and other	1	5	(4)	(80)%

Total revenues	51	76	(25)	(33)%

Expenses:
Benefits and other changes in policy reserves	1	3	(2)	(67)%
Acquisition and operating expenses, net of deferrals	40	46	(6)	(13)%
Amortization of deferred acquisition costs and intangibles	17	4	13	NM (1)
Interest expense	182	160	22	14%

Total benefits and expenses	240	213	27	13%

Loss from continuing operations before income taxes	(189)	(137)	(52)	(38)%
Benefit for income taxes	(65)	(42)	(23)	(55)%

Loss from continuing operations	(124)	(95)	(29)	(31)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	6	13	(7)	(54)%
Expenses related to reorganization, net of taxes	14	—	14	NM (1)

Net operating loss	$(104)	$(82)	$(22)	(27)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income, lower unallocated expenses and higher interest expense. Lower net investment income was attributable to lower unallocated limited partnership distributions and lower unallocated investments. The increase in interest expense was due to an additional debt issuance in the fourth quarter of 2006, partially offset by the derecognition of borrowings related to securitization entities in the first quarter of 2006. This increase was partially offset by an increase in income tax benefit driven by an increase in pre-tax loss and favorable examination developments, which included state income taxes.

The non-operating expenses related to reorganization consisted of a $13 million impairment of internal-use software and $8 million of severance and other employee termination related expenses in the first quarter of 2007.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.1%	$821	5.8%	$724	0.3%	$97
Fixed maturities—non-taxable	4.8%	26	4.7%	32	0.1%	(6)
Commercial mortgage loans	6.4%	142	6.2%	125	0.2%	17
Equity securities	13.4%	6	15.9%	6	(2.5)%	—
Other invested assets	15.7%	37	6.7%	9	9.0%	28
Policy loans	9.0%	36	8.5%	32	0.5%	4
Cash, cash equivalents and short-term investments	3.6%	28	4.0%	23	(0.4)%	5

Gross investment income before expenses and fees	6.2%	1,096	5.8%	951	0.4%	145
Expenses and fees	(0.1)%	(22)	(0.1)%	(19)	—%	(3)

Net investment income	6.1%	$1,074	5.7%	$932	0.4%	$142

	Nine months ended September 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.0%	$2,387	5.8%	$2,152	0.2%	$235
Fixed maturities—non-taxable	4.8%	77	4.6%	94	0.2%	(17)
Commercial mortgage loans	6.3%	406	6.4%	380	(0.1)%	26
Equity securities	14.5%	20	13.7%	20	0.8%	—
Other invested assets	10.8%	69	9.0%	32	1.8%	37
Policy loans	9.1%	106	8.8%	94	0.3%	12
Restricted investments held by securitization entities	—%	—	5.4%	7	(5.4)%	(7)
Cash, cash equivalents and short-term investments	4.3%	87	3.8%	60	0.5%	27

Gross investment income before expenses and fees	6.0%	3,152	5.8%	2,839	0.2%	313
Expenses and fees	(0.1)%	(70)	(0.1)%	(55)	—%	(15)

Net investment income	5.9%	$3,082	5.7%	$2,784	0.2%	$298

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended September 30, 2007, the increase in overall investment yields was primarily attributable to increased investment income from limited partnership investments, bond calls and commercial mortgage loan prepayments and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. During the third quarter of 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

For the nine months ended September 30, 2007, the increase in overall investment yields was primarily attributable to increased income from limited partnership investments, bond calls and commercial mortgage loan prepayments and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. During the third quarter of 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses. This increase was partially offset by a decline in yield related to commercial mortgage loans primarily as a result of a favorable adjustment to our commercial mortgage loan loss reserves in the prior year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Available-for-sale securities:
Realized gains on sale	$3	$11	$11	$41
Realized losses on sale	(19)	(19)	(78)	(95)
Impairments	(25)	(1)	(39)	(6)
Loss on derecognition of securitization entities	—	—	—	(17)
Net unrealized gains (losses) on trading securities	(4)	—	(3)	(1)
Derivatives	—	2	(4)	—
Commercial mortgage loan loss reserve	(3)	—	(5)	—
Other	—	1	—	1

Net investment gains (losses)	$(48)	$(6)	$(118)	$(77)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

•

For the three months ended September 30, 2007, net investment losses increased principally as a result of an increase in impairments from credit related events, as well as a decrease in interest rate related gains on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities as compared to prior year and an increase in unrealized losses in our trading portfolio. Impairments included $17 million related securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2007 and 2006 was $1,114 million and $918 million, respectively, which was approximately 97% and 98% of book value, respectively. The loss on sales of securities in the three months ended September 30, 2007 was primarily driven by the higher interest rate environment.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

•

For the nine months ended September 30, 2007, net investment losses increased primarily due to an increase in impairments from credit related events and a decrease in interest rate related gains on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities as compared to prior year. Impairments included $17 million related securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The prior year net investment losses also included a $17 million loss on the derecognition of assets and liabilities associated with certain securitization entities.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2007 and 2006 was $3,608 million and $2,979 million, respectively, which were both approximately 97% of book value. The loss on sales of securities in the nine months ended September 30, 2007 was primarily driven by the higher interest rate environment.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$40,204	55%	$39,553	56%
Private	15,571	21	15,131	21
Commercial mortgage loans	8,839	12	8,357	12
Other invested assets	3,803	6	3,846	6
Policy loans	1,650	2	1,489	2
Equity securities, available-for-sale	247	—	197	—
Cash and cash equivalents	3,146	4	2,436	3

Total cash, cash equivalents and invested assets	$73,460	100%	$71,009	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

Fixed maturities

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$645	1%	$864	2%
Tax exempt	2,155	4	2,231	4
Government—non U.S.	2,294	4	1,765	3
U.S. corporate	23,540	42	24,656	45
Corporate—non U.S.	12,465	22	10,632	19
Mortgage-backed(1)	9,321	17	9,212	17
Asset-backed(1)	5,355	10	5,324	10

Total fixed maturities	$55,775	100%	$54,684	100%

(1)

We had $5,668 million of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $1,770 million were primarily investment grade securities collateralized by sub-prime residential mortgage loans and $1,646 million were investment grade securities collateralized by Alt-A residential mortgage loans as of September 30, 2007.

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities that are actively traded in the financial markets where estimates of fair values are readily obtained from leading independent pricing services. For our less liquid securities, such as our privately placed securities, we utilize third-party asset managers to employ alternative valuation methods commonly used in the financial services industry to estimate fair value.

Security pricing is applied using a hierarchy, or “waterfall” approach, whereby valuations are first sought from industry-leading independent pricing services. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Remaining un-priced securities are submitted by our third-party asset managers to brokers for valuations. For securities that are not priced by the independent pricing services or broker quotes, our third-party asset managers estimate values using their internally developed pricing matrix models. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted.

In addition to this “waterfall” approach, we employ other valuation methods, mostly third-party asset manager estimates for certain externally managed funds.

The following table sets forth the fair value of our fixed maturities portfolio by pricing source as of the date indicated:

	September 30, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$45,362	81%
Priced via broker expectations	3,255	6
Priced via internally developed matrices.	6,973	13
Priced via other methods	185	—

Total fixed maturities	$55,775	100%

Our fixed maturity portfolio includes residential mortgage-backed and asset-backed securities collateralized by sub-prime and Alt-A residential mortgage loans. The following table sets forth the fair value of these sub-prime and Alt-A residential mortgage-backed securities by pricing source as of the date indicated:

	September 30, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$3,016	89%
Priced via broker expectations	387	11
Priced via internally developed matrices	8	—
Priced via other methods	5	—

Total sub-prime and Alt-A residential mortgage-backed securities	$3,416	100%

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$622	$25	$(2)	$645
Tax exempt	2,088	78	(11)	2,155
Government—non U.S.	2,238	74	(18)	2,294
U.S. corporate	23,768	394	(622)	23,540
Corporate—non U.S.	12,628	125	(288)	12,465
Mortgage and asset-backed	15,100	110	(534)	14,676

Total fixed maturities	56,444	806	(1,475)	55,775
Equity securities	218	35	(6)	247

Total available-for-sale securities	$56,662	$841	$(1,481)	$56,022

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2006 through September 30, 2007 were primarily a result of widening spreads during the third quarter of 2007, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$838	$—	$(20)	$818
AA	490	—	(66)	424

Subtotal	1,328	—	(86)	1,242
A	587	—	(149)	438
BBB	108	—	(21)	87
BB	1	—	—	1
B	4	—	(2)	2

Total sub-prime residential mortgage-backed securities	$2,028	$—	$(258)	$1,770

Our sub-prime securities were principally backed by first lien mortgages. We do not have a significant exposure to second liens or option adjustable rate mortgages. We do have $4 million of mezzanine collateralized debt obligations. We do not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$887	$1	$(15)	$873
AA	472	2	(18)	456

Subtotal	1,359	3	(33)	1,329
A	304	—	(23)	281
BBB	45	—	(9)	36

Total Alt-A residential mortgage-backed securities	$1,708	$3	$(65)	$1,646

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2007 were primarily a result of widening spreads during the third quarter of 2007 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of September 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$26	$(1)	7	$99	$(1)	19
Tax exempt	320	(11)	59	—	—	—
Government—non U.S.	775	(13)	126	189	(5)	54
U.S. corporate	8,140	(321)	688	5,298	(301)	596
Corporate—non U.S.	4,769	(124)	534	3,764	(164)	414
Mortgage and asset-backed	9,016	(410)	1,013	2,695	(124)	372

Subtotal, fixed maturities	23,046	(880)	2,427	12,045	(595)	1,455
Equity securities	13	(2)	5	22	(4)	8

Total temporarily impaired securities	$23,059	$(882)	2,432	$12,067	$(599)	1,463

% Below cost—fixed maturities:
<20% Below cost	$22,607	$(691)	2,324	$11,888	$(527)	1,418
20-50% Below cost	417	(157)	90	150	(51)	33
>50% Below cost	22	(32)	13	7	(17)	4

Total fixed maturities	23,046	(880)	2,427	12,045	(595)	1,455

% Below cost—equity securities:
<20% Below cost	12	(1)	4	22	(4)	8
20-50% Below cost	1	(1)	1	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	13	(2)	5	22	(4)	8

Total temporarily impaired securities	$23,059	$(882)	2,432	$12,067	$(599)	1,463

Investment grade	$22,172	$(845)	2,234	$11,501	$(552)	1,374
Below investment grade	815	(36)	192	536	(45)	84
Not Rated—Fixed maturities	72	(1)	6	30	(2)	5
Not Rated—Equities	—	—	—	—	—	—

Total temporarily impaired securities	$23,059	$(882)	2,432	$12,067	$(599)	1,463

The investment securities in an unrealized loss position as of September 30, 2007 consisted of 3,895 securities accounting for unrealized losses of $1,481 million. Of these unrealized losses, 94% were investment grade (rated AAA through BBB-) and 83% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during the third quarter of 2007, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities. Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2007, 37 securities were 20% or more below cost, of which twelve securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $16 million. These securities, which were issued primarily by corporations in the communication and consumer cyclical industries and residential mortgage-backed securities, were current on all terms, we expect to collect full principal and interest and we are not aware of any adverse changes in cash flows.

As of September 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending	$2,279	60%	$2,277	59%
Derivatives	496	13	543	14
Derivatives counterparty collateral	219	6	399	11
Limited partnerships	554	14	207	5
Trading securities	254	7	107	3
Other investments	1	—	313	8

Total other invested assets	$3,803	100%	$3,846	100%

Our investments in limited partnerships increased as a result of new partnership investments and calls on outstanding commitments. The increase in trading securities was primarily due to the purchase of a single credit during the third quarter of 2007. We reclassified a guarantee fund investment associated with the government-mandated reserve for our Canadian mortgage insurance business from other invested assets to fixed maturities in the third quarter of 2007. As of December 31, 2006, this investment was $292 million.

Derivatives

The fair value of derivative instruments, including interest rate and foreign currency swaps, forward commitments, equity index options and financial futures, is based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$22,819	$343	$17,832	$496
Foreign currency swaps	768	3	567	(8)
Forward commitments	56	2	—	—
Equity index options	771	72	323	22
Financial futures	78	—	19	—

Total derivatives	$24,492	$420	$18,741	$510

As of September 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $496 million and $543 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $76 million and $33 million, respectively.

The increase in the notional value of derivatives was primarily due to forward starting interest rate swaps with a notional value of $4.8 billion to hedge the cash flows of forecasted transactions related to our long-term care insurance business. Additionally, we entered into $1.1 billion of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities. We entered into cross currency swaps with a notional value of approximately $200 million to convert foreign currency denominated fixed rate liabilities into U.S. dollar floating rate liabilities consistent with the overall asset-liability management for our GMTN program, $462 million of equity index options and $60 million in futures to hedge risk embedded in certain retirement income products, and $56 million of qualifying forward commitment derivatives on unfunded commercial mortgage loan rate lock commitments. These increases were offset by the maturity of a $500 million interest rate swap that was used to hedge our LIBOR floating rate senior notes and $438 million in terminations.

Consolidated Balance Sheets

Total assets. Total assets increased $2.9 billion from $110.9 billion as of December 31, 2006 to $113.8 billion as of September 30, 2007.

•

Cash, cash equivalents and invested assets increased $2.5 billion primarily due to cash generated from operating activities and non-recourse funding obligations that was invested in fixed maturities and commercial mortgage loans, partially offset by an increase in unrealized investment losses of $1.3 billion primarily due to widening spreads, particularly relating to mortgage-backed and asset-backed securities.

•	Deferred acquisition costs increased $0.7 billion associated with the growth of our insurance in-force.

•	Separate account assets increased $1.7 billion related to net flows and favorable market performance of the underlying securities.

•	Assets associated with discontinued operations decreased $2.0 billion as the sale of our group life and health insurance business was completed in May 2007.

Total liabilities. Total liabilities increased $2.9 billion from $97.5 billion as of December 31, 2006 to $100.4 billion as of September 30, 2007.

•	Our policyholder-related liabilities increased $0.7 billion associated with the growth of our term life and long-term care insurance in-force, partially offset by fixed annuities.

•

Unearned premiums increased $1.3 billion, including $0.4 billion attributable to changes in foreign exchange rates, primarily as a result of growth in our International segment. Our international mortgage insurance business increased $1.0 billion and our payment protection insurance business increased $0.2 billion.

•	Non-recourse funding obligations increased $0.7 billion from issuances during 2007 of $0.8 billion, partially offset by the acquisition of $0.1 billion during the third quarter of 2007.

•

The deferred tax liability decreased $0.4 billion primarily due to lower deferred taxes as a result of lower other comprehensive income. The decrease was also from a $0.2 billion reclassification with current tax liabilities associated with our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. These decreases were partially offset by increased deferred taxes from the current year provision.

•	Separate account liabilities increased $1.7 billion related to net flows and favorable market performance of the underlying securities.

•	Liabilities associated with discontinued operations decreased $1.4 billion as the sale of our group life and health insurance business was completed in May 2007.

Total stockholders’ equity. Total stockholders’ equity decreased $13 million from $13,330 million as of December 31, 2006 to $13,317 million as of September 30, 2007.

•

We repurchased shares of our Class A Common Stock for an aggregate cost of $1,100 million during the nine months ended September 30, 2007. In August 2007, we completed the stock repurchase program previously approved by the Board of Directors.

•

Accumulated other comprehensive income decreased $460 million from $1,157 million as of December 31, 2006 to $697 million as of September 30, 2007. Net unrealized investment gains (losses), net of tax, decreased $788 million to $(353) million primarily due to widening spreads, particularly relating to mortgage-backed and asset-backed securities. Derivatives qualifying as hedges, net of tax, decreased $90 million to $285 million primarily attributable to higher interest rates that impact the fair value of our forward-starting interest rate swaps. Offsetting these decreases was an increase in foreign currency translation and other adjustments, net of tax, of $418 million to $765 million due to increases in foreign exchange rates in countries we operate in, particularly Canada and Australia.

•	Additional paid-in capital increased $681 million primarily from the issuance of our Class A Common Stock for $600 million and stock-based compensation expense and exercises of $78 million.

•

Retained earnings increased $865 million from net income of $1,042 million for the nine months ended September 30, 2007, offset by $123 million of declared dividends and a $54 million cumulative effect of accounting change from the adoption of the American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2007	2006
Net cash from operating activities	$3,768	$3,350
Net cash from investing activities	(1,802)	(1,554)
Net cash from financing activities	(1,261)	(1,351)

Net increase in cash before foreign exchange effect	$705	$445

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily the result of an increase in other liabilities and policy-related balances associated with timing of settlements.

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

The decrease in net cash from investing activities for the nine months ended September 30, 2007 compared to September 30, 2006, was primarily the result of an increase in purchases caused by cash from operating activities, the issuances of our FABN registered note and GMTN programs and the issuances of our non-recourse funding obligations. These purchases were partially offset by cash used to repurchase our common stock and from cash proceeds received from the sale of our discontinued operations in May 2007.

Changes in cash from financing activities primarily related to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. During the nine months ended September 30, 2007, cash from financing activities included net redemptions on investment contracts of $7,111 million. In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock. In May 2007, we repurchased 16.5 million shares of our Class A Common Stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. Total cash used for the acquisition of treasury stock was $1,100 million during the nine months ended September 30, 2007. In June 2007, we issued senior notes having an aggregate principal amount of $350 million. The net proceeds from the issuance of those senior notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. See notes 6 and 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturities. As of September 30, 2007, the fair value of securities pledged under the repurchase program was $658 million and the offsetting repurchase obligation of $600 million was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $482 million and $84 million of cash and cash equivalents as of September 30, 2007 and December 31, 2006, respectively.

In the first and second quarters of 2007, we declared common stock dividends of $39 million and $40 million, respectively, which were paid in the second and third quarters of 2007, respectively. During the third quarter of 2007, we declared common stock dividends of $0.10 per share, representing an increase of 11% over the previous quarterly rate of $0.09 per share. This $44 million dividend will be paid in the fourth quarter of 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share.

In May 2007, we issued 25.5 million shares of our Class A Common Stock pursuant to the settlement of the purchase contracts that were originally issued as components of our Equity Units. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. In May 2007, we repurchased 16.5 million shares of our Class A Common Stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. In October 2007, this forward contract was settled resulting in the broker-dealer counterparty’s commitment to deliver $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million for 2007. During the first quarter of 2007, we repurchased 6.6 million shares at a weighted average price of $35.16. During the second quarter of 2007, we repurchased 21.2 million shares at a weighted average price of $36.08. During the third quarter of 2007, we repurchased 3.6 million shares at a weighted average price of $28.72. As of September 30, 2007, we have no remaining repurchase capacity under the stock repurchase program.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. During the nine months ended September 30, 2007, we received dividends from our life insurance subsidiaries of $685 million, of which $350 million was received from our principal U.S. Mortgage insurance subsidiary during the third quarter of 2007. The remaining dividend capacity that our subsidiaries could pay to us in 2007 without regulatory approval is $715 million.

In addition to dividends from our insurance subsidiaries, our other sources of funds include service fees we receive from GE, payments from our subsidiaries pursuant to tax sharing arrangements, proceeds from any additional issuances of commercial paper and borrowings pursuant to our revolving credit facilities.

For the nine months ended September 30, 2007, we contributed capital of $344 million to our subsidiaries.

During the third quarter of 2007, we entered into a capital support agreement of up to $200 million with one of our subsidiaries to fund claims under an intercompany reinsurance agreement to support our international mortgage insurance business.

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

As of September 30, 2007, we had approximately $2.9 billion of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2.9 billion aggregate amount outstanding as of September 30, 2007, $770 million had put option features, including $270 million with put options features of 90 days and $500 million with put options of 180 days.

Our Retirement and Protection segment previously issued a combined $9.4 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract. The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $1.3 billion of outstanding notes, of which $1.0 billion will mature over the next 12 months.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2007, our total cash and invested assets was $73.5 billion. Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 36% of the carrying value of our total cash and invested assets as of September 30, 2007.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our U.S. Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of September 30, 2007 was $1.3 billion.

Capital resources and financing activities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the facility). In August 2007, we entered into a $1.0 billion five-year revolving credit facility that matures in August 2012. This agreement replaces our $1.0 billion five-year credit facility that was scheduled to mature in April 2010. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of September 30, 2007, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

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

In April 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company wholly-owned by Genworth Life and Annuity Insurance Company (“GLAIC”), itself an indirect wholly-owned subsidiary of Genworth, issued $500 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40 million in aggregate principal amount of floating rate subordinated notes due 2028. In June 2007, River Lake Insurance Company II, a special purpose financial captive insurance company wholly-owned by GLAIC, issued $250 million in aggregate principal amount of floating rate surplus notes due 2035. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the current maximum contractual rate.

In March 2007, Genworth Financial Commercial Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million credit facility maturing March 22, 2010. The facility may be permanently increased to $500 million upon 30-days advance written notice. The sole purpose of this facility is to fund the purchase of commercial mortgage loans. As of September 30, 2007, there was $43 million outstanding under this facility.

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

During 2007, we issued $790 million in non-recourse funding obligations as further described in note 7 in our “—Notes to Condensed Consolidated Financial Statements.” During the third quarter of 2007, we invested in approximately $100 million of notes secured by our non-recourse funding obligations. We have accounted for this purchase as a redemption of our non-recourse funding obligations.

The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $1.3 billion of outstanding notes, of which $1.0 billion will mature over the next 12 months.

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

Other than these transactions, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations).

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

During the third quarter of 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” for further discussion of the current market conditions.

During the three and nine months ended September 30, 2007, the currency in our principal international locations (Canada, Australia and Europe) has strengthened significantly against the U.S. dollar. This has resulted in higher levels of reported revenues, net income, assets, liabilities and accumulated other comprehensive income in our U.S. dollar consolidated balance sheet. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions on the impact changes in foreign currency rates have had during the year.

There were no other material changes in these risks since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2006 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007. In addition, there were no new material legal proceedings during the quarter.

In October 2007, one of our subsidiaries, Genworth Life Insurance Company of New York, received an industry-wide subpoena from the New York Attorney General’s Office seeking documents and information relating to our long-term care insurance business in New York. We intend to cooperate with the New York Attorney General’s Office in responding to the subpoena.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on April 16, 2007 (reflecting our reorganized segment reporting structure and the effects of classifying our group life and health insurance business as discontinued operations), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the risk factor below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2007.

Downturns and volatility in credit markets could adversely affect our business and profitability.

Significant downturns and volatility in the credit markets could have an adverse effect on our financial condition and results of operations by reducing our profitability in three principal ways. First, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. As of September 30, 2007 and December 31, 2006, we had fixed maturities in or near default (where the issuer has missed payment of principal or interest or entered bankruptcy) with a fair value of $10 million and $16 million, respectively.

Second, downturns and volatility in credit markets can have an adverse effect on our ability to efficiently access the capital markets for purposes of issuing commercial paper and long-term debt for financing purposes, and efficiently access the capital markets for capital management purposes including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. Downturns and volatility in the credit markets can result in lower profitability due to higher financing costs related to both our financing and capital management activities.

Third, downturns and volatility in credit markets may encourage investors in certain of our institutional products, such as FABNs and funding agreements, not to exercise their option to extend underlying maturity dates in favor of investment alternatives offering higher returns or different liquidity features. Because we earn a spread between interest earned and interest credited on these institutional products under management, the failure of investors in these products to extend the underlying maturity dates could reduce our revenues and profitability by reducing institutional product liabilities we manage. In addition, the earlier-than-anticipated maturity of these institutional funds on deposit may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(Dollar amounts in millions, except per share amounts) Periods	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1, 2007 through July 30, 2007	—	$—	—	$102
August 1, 2007 through August 31, 2007 (2)	3,559,052	$28.72	3,559,052	—
September 1, 2007 through September 30, 2007	—	$—	—	—

Total	3,559,052	$28.72	3,559,052	$—

(1)

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally, on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million.

(2)

In August 2007, we completed the stock repurchase program. However, additional shares will be delivered to us in the fourth quarter of 2007 as part of the settlement of the accelerated stock repurchase program. See note 6 our “—Notes to Condensed Consolidated Financial Statements” for additional information.

Item 6. Exhibits

10.1	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan

10.2	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan – Grants made on or after July 31, 2007

10.3	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan – Grants made on or after July 31, 2007

10.4	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan – Grants made on or after July 31, 2007

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: October 26, 2007
	By:	/s/ SCOTT R. LINDQUIST
Scott R. Lindquist Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)