Form 10-K
period 2007-12-31
GENWORTH FINANCIAL INC
filed 2008-02-28
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-32195

GENWORTH FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1073076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6620 West Broad Street

Richmond, Virginia 23230

(804) 281-6000

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $.001 per share	New York Stock Exchange

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

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of February 15, 2008, 432,642,833 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.2 billion. All 10% and greater stockholders, executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2008 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified under “Item 1A—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth,” “we,” “us,” and “our” refer to Genworth Financial, Inc. and its subsidiaries.

Item 1.	Business

Overview

Genworth Financial, Inc. is a leading financial security company dedicated to providing insurance, investment and financial solutions that help meet the homeownership, life security, wealth management and retirement security needs of more than 15 million customers, with a presence in more than 25 countries. We are a leading provider of key products and related services whose growth we believe is benefiting from significant demographic, legislative and market trends that are increasingly shifting responsibility for building financial security to the individual. We distribute our products and services through extensive and diversified channels that include: financial intermediaries, advisors, independent distributors, affinity groups and dedicated sales specialists. We are headquartered in Richmond, Virginia and had approximately 7,000 employees as of December 31, 2007.

We enable homeownership in the U.S. and internationally, helping people purchase homes with low down payments, coupled with the use of mortgage insurance that protects lenders against the risk of default. Through our homeownership education programs, we also help people keep their homes when they experience financial difficulties. We help individuals accumulate and build wealth for financial security in the U.S. Our wealth management products include financial planning services and managed accounts. Life security offerings include our payment protection coverages in Europe, Canada and Mexico; and in the U.S., term and universal life insurance, as well as care coordination and wellness services. We help people achieve financial goals and independence by providing retirement security offerings. In the U.S., retirement security products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care and Medicare supplement insurance. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

As of December 31, 2007, we had the following operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer Medicare supplement insurance and wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products principally include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2007, our Retirement and Protection segment’s net income and net operating income were $565 million and $762 million, respectively.

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2007, our International segment’s net income and net operating income were $580 million and $585 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were $171 million and $167 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. We acquired Liberty Reverse Mortgage, Incorporated (“Liberty”), an originator of reverse mortgage loans, on October 31, 2007, as part of our focus on retirement needs and enabling consumers to have liquidity to meet certain financial obligations. The results of Liberty are included in our Corporate and Other activities. For the year ended December 31, 2007, Corporate and Other activities had a loss from continuing operations and a net operating loss of $162 million and $141 million, respectively.

On a consolidated basis, we had $13.5 billion of total stockholders’ equity and $114.3 billion of total assets as of December 31, 2007. For the year ended December 31, 2007, our revenues were $11.1 billion and net income was $1.2 billion.

Our principal U.S. life insurance companies have financial strength ratings of “AA-” (Very Strong) from S&P, “Aa3” (Excellent) from Moody’s, “A+” (Superior) from A.M. Best and “AA-” (Very Strong) from Fitch, and our rated mortgage insurance companies have financial strength ratings of “AA” (Very Strong) from Standard and Poor’s (“S&P”), “Aa2” (Excellent) from Moody’s, “AA” (Very Strong) from Fitch and/or “AA” (Superior) from Dominion Bond Rating Service (“DBRS”).

Genworth was incorporated in Delaware in 2003 in preparation for the corporate formation of certain insurance and related subsidiaries of the General Electric Company (“GE”) and an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). In 2006, GE completed its final offering of our shares and no longer owns any of our outstanding common stock. See note 1 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

Market Environment and Opportunities

As a leading financial security company, we believe we are well positioned to benefit from significant demographic, governmental and market trends, including the following:

•

Aging global population with growing retirement income needs. More than half of the world’s oldest citizens, aged 85 or above, live in six countries. In 2007, 500 million people worldwide were aged 65 and older; by 2030 that number will increase to one billion (one out of every eight of the world’s inhabitants). In the U.S., the percentage of the population aged 55 or older is expected to increase from approximately 22%, or 65 million, in 2004 to more than 29%, or 97 million, by 2020, according to the U.S. Census Bureau. Life expectancy has risen to 75.0 years for men and 79.7 years for women, according to the U.S. Social Security Administration, and further increases are projected. For a married couple, each aged 65, there is a 50% likelihood that one will survive to age 91 and a 25% chance that one will survive to 95, according to Society of Actuaries tables. Meanwhile, fewer companies are offering defined benefit plans than in the past, and the U.S. Social Security Administration in 2006 projected that its reserves could be exhausted by 2040, potentially creating the need for individuals to identify alternate sources of retirement income. Additionally, U.S. savings rates overall are at historic lows. We believe these trends will increase demand for wealth accumulation offerings, income distribution, long-term care insurance and liquidity solutions as part of a responsible financial plan. Similar trends are occurring globally, as populations age, and we see selective opportunities to expand our retirement income and wealth accumulation offerings to countries outside the U.S.

•

Growing lifestyle protection gap. The aging U.S. and world population, coupled with other factors such as the decline in defined benefit plans in the U.S., is creating a significant life and retirement security gap for many individuals. A growing number of individuals have insufficient resources, including insurance coverage, to ensure that assets and income will be adequate to support desired lifestyles now and in the future. Declining savings rates, rising healthcare and nursing care costs, and shifting burdens for funding protection needs from governments and employers to individuals, are contributing to this gap. Many individuals are facing increased personal debt levels, with limited or no resources to manage against unforeseen events. We expect these trends to drive increased demand for life and long-term care insurance and a linked-benefits product and payment protection coverage we offer, as well as for our asset accumulation and managed money products and services, income distribution and liquidity offerings.

•

Increasing opportunities for mortgage insurance internationally and in the U.S. We expect that increasing homeownership trends and initiatives, capital regulation and risk management activities in the U.S., Canada, Australia and Europe will contribute to the growing use of mortgage insurance and related services. Globally, government housing policies and demographic factors are driving demand for housing, particularly among underserved minority and immigrant populations. These needs are being met through the expansion of low-down-payment mortgage loan offerings and legislative and regulatory policies that provide capital incentives for lenders to transfer risk to mortgage insurers. A number of these factors also are emerging in some European, Latin American and Asian markets, where lenders increasingly are using mortgage insurance to manage the risks of loan portfolios and to expand low-down-payment lending. In the U.S., the demand for mortgage insurance increased during 2007 as a result of market conditions including increased regulatory and market focus on credit risk, ongoing tightening of underwriting standards, an increase in the volume of mortgages purchased by the government-sponsored enterprises (“GSEs”), a return to traditional fixed rate mortgages, a decline in simultaneous second mortgages and mortgage insurance tax deductibility.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•

Leading positions in diversified targeted markets. We believe our leading positions in long-term care insurance, managed money services, income distribution offerings, payment protection insurance in Europe and international mortgage insurance, as well as certain products within our life insurance and retirement income businesses, provide us with a strong and differentiated base of business that enables us to compete effectively in these markets as they grow. We also believe our strong presence in multiple markets provides a diversified and balanced base of business, reduces our exposure to adverse economic trends affecting any one market and provides stable cash flow to fund growth.

•

Product innovation and breadth, plus service offerings. We continue to innovate and offer a breadth of products that meet the needs of consumers at various stages of their lives. We believe these products are positioned to benefit from current trends among distributors to limit the number of insurers with which they maintain relationships to those with the highest value-added product and services. Our services include consumer programs such as wellness information, medical screenings, care coordination and other services that complement our insurance offerings. We strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings.

•

Extensive, multi-channel distribution network. We have extensive distribution reach across a broad network of financial intermediaries, independent producers and dedicated sales specialists. We maintain strong relationships with leading distributors by providing a high level of specialized and differentiated support, technology and service solutions to enhance their sales efforts and targeted educational and support offerings, including certified courses. During 2007, we expanded our distribution reach to provide long-term care insurance products to the approximately 39 million members of AARP.

•

Innovative capital markets solutions. We believe we are an industry leader in developing capital markets solutions and investment products that allow us to use capital more efficiently and increase our returns, manage risk and support new business models. We were the first company to securitize statutory term life insurance reserves (“XXX securitizations”), and we were again the first company to create a similar solution for statutory universal life insurance reserves (“AXXX securitization”).

•

Technology-enhanced, service-oriented, scalable, low-cost operating platform. We actively manage costs and drive continuous customer service improvement. We use technology to enhance performance by automating key processes to reduce response times and process variations. In addition, we have centralized operations and established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. We also outsource selected back office support services to a small group of professional service providers in India.

•

Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical to our business. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs.

•

Strong balance sheet and high quality investment portfolio. We believe our size, ratings and capital strength provide us with a competitive advantage. We have a diversified, high quality portfolio with $73.9 billion of cash, cash equivalents and invested assets as of December 31, 2007. Approximately 95% of our fixed maturity securities had ratings equivalent to investment grade and approximately 1% of our total investment portfolio consisted of equity securities as of December 31, 2007. We conduct active asset-liability management, and we pursue selected portfolio, hedging and capital markets strategies to enhance portfolio returns.

•	Experienced management team. We have an established track record of successfully developing managerial talent at all levels and have instilled a performance- and execution-oriented corporate culture.

Growth Strategies

Our objective is to increase targeted revenues, grow and protect margins, expand operating income and enhance returns on equity. We do this by focusing on the following strategies:

•	Capitalize on attractive growth prospects in key markets. We have positioned our product portfolio and distribution relationships to capitalize on attractive growth prospects in our key markets:

Retirement and Protection. We believe growth in managed money and retirement income will be driven by favorable demographic trends and products designed to help customers accumulate assets and convert them into reliable income throughout their retirement years or other desired periods. In life insurance, we believe growth will be driven by the significant protection gaps among individuals and families. In long-term care insurance, we believe growth will be driven by the increasing needs of an expanding, aging population and the lack of funding for these needs from government programs or corporate benefits. We also believe consumers will increasingly seek linked-benefits products and liquidity solutions to help them fund retirement and health care needs.

International. We continue to see attractive growth opportunities in international mortgage insurance as homeownership and the use of low-down-payment lending expand globally. Our international mortgage and payment protection insurance businesses have established business relationships or licenses in multiple countries in North America, Australia, Europe and Asia. We also believe global markets will present increasing opportunities for other product expansion beyond mortgage and payment protection insurance particularly in the areas of managed money and retirement income, as populations age and consumers seek products that help them achieve financial security. In payment protection insurance, we believe growth will result from increasing consumer borrowing in Europe, expansion of the European Union, reduced unemployment benefits in key European markets and our expansion beyond Europe.

U.S. Mortgage Insurance. Even with the current downturn in the U.S. housing market, we believe that long-term demographic trends supporting the U.S. housing market remain strong, with continued strength in the first-time homebuyers’ market, which includes ongoing growth in emerging market household formation and homeownership. We believe this long-term demographic trend will drive demand for high loan-to-value debt. We also believe that various market forces, including recently issued guidance from U.S. federal financial regulators to financial institutions on risks related to non-traditional mortgages, ongoing tightening of underwriting standards, an increase in the volume of mortgages purchased by GSEs, the return to traditional fixed rate mortgages, a decline in simultaneous second mortgages and mortgage insurance tax deductibility, may help increase the use of fixed rate mortgages and the use of our mortgage insurance products.

•

Further strengthen and extend our distribution channels. We intend to grow distribution by continuing to differentiate in areas where we believe we have distinct competitive advantages. These areas include:

Product and service innovations. Examples include the introduction of a number of products, including a group variable annuity with guaranteed income features and guaranteed withdrawal benefit features to the qualified plan markets (401(k) plans), our registered FABN product for retail investors, new features to our Income Distribution Series of variable annuity products, return of premium term life insurance products, our linked-benefits product for customers who traditionally self-funded long-term care expenses, our CornerStone AdvantageSM product which offers lower cost individual long-term care insurance, our HomeOpeners® mortgage insurance products designed to attract first-time home buyers and private mortgage insurance products in the European market. Additional service innovations include programs such as automated underwriting in our life, long-term care and mortgage insurance businesses, dedicated customer service teams and customer care programs supporting wellness and homeownership.

Collaborative approach to key distributors. Our collaborative approach to key distributors includes our strong support and educational offerings of consultative selling practices, joint business improvement programs and tailored approach to sales intermediaries addressing their unique service needs. Additionally, we are expanding product and service offerings broadly in the financial advisor and managed money arena as we coordinate our asset accumulation businesses under the leadership of AssetMark Investment Services, Inc. (“AssetMark”).

Technology initiatives. These initiatives include proprietary underwriting systems, making it easier for distributors to do business with us, improving our term life, long-term care and mortgage insurance underwriting speed and accuracy while lowering our operating costs.

•	Enhance returns on capital and increase margins. We employ five levers to drive higher returns on capital and increase margins. These levers include:

Adding new business at targeted returns and optimizing our business mix. We have introduced new products, revised pricing and targeted higher return distribution channels in multiple business lines to increase returns. For example, in our Retirement and Protection segment, we have shifted capital to higher return, fee-based products. In our International segment, we leverage our international platforms for faster growth in markets in which we are generating our highest returns. In our U.S. Mortgage Insurance segment, we are increasing our focus on distribution channels that have higher returns, and also benefit from our service-oriented marketing approach.

Capital generation and redeployment. We generate significant statutory capital from in-force business and capital efficiency initiatives, which we then actively redeploy to new business and acquisitions. We also consider share repurchases or dividend increases as alternative capital uses when we do not see additional opportunities to fund growth. We have certain blocks of business with low returns including older blocks of long-term care insurance and certain blocks of spread-based annuities, life insurance and institutional products. In 2007, we released a significant amount of capital supporting spread-based annuities and institutional products, including capital released from the maturity of older issued fixed annuities and GICs. We also released $511 million of statutory contingency reserves supporting our U.S. mortgage insurance business. Additionally, we received gross cash proceeds of approximately $660 million in May 2007 upon completing the sale of our group life and health insurance business.

Targeted use of capital markets. We continue to make progress in using the capital markets to optimize capital efficiency, manage risk and support new business growth models. During 2007, we completed approximately $790 million of statutory term life insurance reserve securitizations. In addition, we continue to evaluate capital market opportunities to redeploy capital from lower returning blocks of business.

Operating cost reductions and efficiencies. We focus on reducing our cost base while maintaining strong service levels. We continue to evaluate and identify significant opportunities for improved efficiency and functional consolidation to enhance growth and improve margins.

Investment income enhancements. We seek to enhance investment yields by evaluating and gradually repositioning our asset class mix, pursuing additional investment classes, using active management strategies, implementing best in class technology and hiring experienced portfolio management and risk professionals to significantly enhance our flexibility and overall capabilities. We expect our investment portfolios to make a gradual contribution to Genworth’s return on equity progression over the next several years.

Retirement and Protection

Through our Retirement and Protection segment, we market various forms of managed money, retirement income, institutional, life insurance and long-term care insurance products and services. In connection with our strategy to expand our managed money business, we acquired AssetMark, a leading provider of open architecture asset management solutions to independent financial advisors, in 2006. Retirement income focused products include variable annuities, fixed annuities and single premium immediate annuities. We also offer specialized institutional products, including FABNs, funding agreements and GICs. Overall, we look to improve spreads on our spread-based products, including our retirement income spread-based and institutional businesses, and expand our presence in fee-based products and services offered by our managed money and retirement income businesses. Protection products include term life insurance, universal life insurance, long-term care insurance for individual and group markets, and Medicare supplement insurance and other senior services.

The following table sets forth financial information regarding our Retirement and Protection segment as of or for the periods indicated. For additional selected financial information and operating performance measures regarding our Retirement and Protection segment as of or for these periods, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement and Protection.”

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Revenues:
Managed money	$336	$199	$132
Retirement income	1,912	2,161	2,338
Institutional	516	572	442
Life insurance	1,959	1,807	1,623
Long-term care insurance	2,836	2,626	2,347

Total revenues	$7,559	$7,365	$6,882

Net operating income:
Managed money	$44	$20	$10
Retirement income	212	175	200
Institutional	43	42	37
Life insurance	310	313	275
Long-term care insurance	153	153	172

Total net operating income	762	703	694
Net investment gains (losses), net of taxes and other adjustments	(197)	(30)	—

Total net income	$565	$673	$694

Total segment assets	$94,360	$92,820	$87,243

Managed money

We offer asset management products and services to affluent individual investors. We provide and tailor client advice, asset allocation, products and prepackaged support, services and technology to the independent advisor channel. We achieved double-digit sales growth over the last three years in this business and expanded our presence in the managed account service provider market, also known as the turnkey asset management platform market, through the acquisition of AssetMark. The combined resources of Genworth Financial Asset Management, Inc. (“GFAM”) and AssetMark provide us with the opportunity to become a leading provider in this market. As of December 31, 2007, we were ranked fourth based on the fourth quarter 2007 Managed Account Research published by Cerulli Associates (“Cerulli Research”) with more than 100,000 accounts and $21.6 billion of assets under management.

Products

GFAM’s asset management clients are referred to us through financial advisers, and we work with these financial advisers to develop portfolios consisting of individual securities, mutual funds, exchange traded funds and variable annuities designed to meet each client’s particular investment objectives. Most of our clients for these products and services have accumulated significant capital, and our principal asset management strategy is to help protect their assets while taking advantage of opportunities for capital appreciation. Advisory clients are offered the custodial services of our trust company, Genworth Financial Trust Company.

Through its open-architecture platform, AssetMark offers to financial advisors one of the most comprehensive fee-based investment management platforms in the industry, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. AssetMark also serves as investment advisor to the AssetMark Funds which are mutual funds offered to clients of financial advisors.

Additionally, through our affiliated retail broker/dealers, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds and other investment products.

Distribution

We distribute these products and services through approximately 5,500 independent investment advisory professionals and more than 2,400 financial professionals affiliated with our retail broker/dealers.

Competition

We compete primarily in the managed account service provider market. The market is highly competitive, and is differentiated by service, convenience, product offerings and price. The ten largest companies in the managed money market comprise approximately 95% of assets under management based on Cerulli Research.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We believe our innovative product design reduces some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Fee-based retail products

Variable annuities and variable life insurance

We offer variable annuities that offer customers a variety of separate account subaccount investment options, as well as the option to make allocations to a guaranteed interest account managed within our general account. Generally, the contractholder bears the entire risk associated with the performance of investments in the separate account, other than for certain contractual guarantees such as the guaranteed minimum death benefit (“GMDB”), or guaranteed minimum income stream, described below.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and typically range from 0.75% to 3.30% per annum depending on the features and options within a contract.

Our variable annuity contracts generally provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2007, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $6,872 million and a related death benefit exposure of $37 million net amount at risk.

Our Income Distribution Series of variable annuity products provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

As a solution to the trend of employers moving away from traditional defined benefit retirement plans to defined contribution plans such as 401(k) plans, we have introduced to the qualified plan market a group variable annuity with guaranteed retirement income and guaranteed minimum withdrawal benefit features. This product is designed to offer participants the ability to secure guaranteed retirement income with growth potential during the accumulation phase while maintaining liquidity; and during the distribution phase, to provide guaranteed annual income with upside growth potential with varying degrees of liquidity with respect to underlying assets.

In addition to variable annuities, we offer variable life insurance products on a limited basis.

Institutional Asset Management Services

Until December 31, 2006, we managed a pool of municipal GICs issued by affiliates of GE. As of January 1, 2007, we now provide transition and consulting services to the GE affiliates for their municipal GICs through December 15, 2008.

Distribution

We distribute these products through banks, national brokerage firms and independent broker/dealers. The underlying mutual funds are distributed via a direct salesforce and through defined contribution plan record keepers. We continue to work with additional record keepers to adopt this product on their platforms.

Competition

There are numerous competitors in this market within all major distribution channels that we sell through. Our Income Distribution Series of products enable consumers to opt for lifetime guaranteed income beginning immediately or on a deferred basis. We have been an early mover in this market space and believe we are well positioned to compete.

Spread-based retail products

Fixed annuities

We offer fixed single premium deferred annuities (“SPDAs”), which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to six years, and thereafter is subject to annual crediting rate resets at our discretion, based upon competitive factors and prevailing market rates, subject to statutory minimums. Our fixed annuity contracts are supported by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

Single premium immediate annuities

In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime, or the longer of the defined number of years or the annuitant’s lifetime. Fixed annuities also include annuitizations chosen as a settlement option for an existing deferred annuity contract.

Structured settlements

Structured settlement annuity contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or workers compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant with a guaranteed minimum period of payments. In the third quarter of 2006, we discontinued sales of our structured settlement annuities while continuing to service our retained and reinsured blocks of business.

Distribution

We distribute these products through banks, national brokerage firms and independent broker/dealers.

Competition

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based both on demographics and government policy trends that favor a greater role for private solutions in meeting long-term retirement needs. We believe long-term experience with mortality and longevity, combined with disciplined risk management, provide competitive advantages in how we segment and price our products.

We have long-term bank distribution relationships that we believe allow us to maintain the distribution “shelf space” needed to succeed in this highly competitive fixed annuity marketplace. Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future. We maintain pricing disciplines to achieve target return levels through varying interest rate environments.

Institutional

We offer funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. Our institutional products are used by qualified and non-qualified plans that desire the features and guarantees inherent in these instruments. We sell these specialized products to institutional customers for use in retirement plans, money market funds and other investment purposes. In December 2005, we launched a registered FABN program to institutional investors. In January 2007, we launched a second FABN program which is a global medium term notes (“GMTN”) offering primarily offered to non-U.S. investors. In December 2007, we began offering FABNs to retail investors through our registered FABN program.

We approach the institutional markets opportunistically and issue new business when we can achieve targeted returns and maintain an appropriate mix of institutional and retail products. We may experience significant fluctuations in new deposits as we will issue new business when interest rate spreads are favorable and may issue no new business when interest rate spreads are not favorable.

Products

Funding agreements are purchased by institutional accredited investors for various kinds of non-qualified accounts. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors, including Genworth Global Funding Trust and Genworth Life Institutional Funding Trust as part of our FABN programs. GICs are purchased by Employee Retirement Income Security Act of 1974 (“ERISA”) qualified plans, including pension and 401(k) plans.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index and we generally invest the proceeds in floating rate assets. When we issue fixed rate funding agreements, we may enter into counterparty “swap” arrangements where we exchange our fixed rate interest payment for a floating rate that is tied to an index in order to correlate to the floating rate assets. The funding agreements issued through our FABN programs are typically issued for terms of one to seven years. Substantially all of our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Distribution

Our FABNs are distributed through investment banks. We place our funding agreements directly and through specialized brokers. GICs are sold both directly and through investment managers.

Competition

We compete with other large, highly rated insurance companies in these institutional markets. Our credit quality, both long- and short-term, liquidity and price differentiate us in these markets.

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured and may also offer a savings element that can be used to help accumulate funds to meet future financial needs. According to the American Council of Life Insurers, face value of new life insurance coverage sold in the U.S. totaled $2.9 trillion in 2006, and total life insurance coverage in the U.S. was $19.1 trillion as of December 31, 2006.

Products

Our principal life insurance products are term life and universal life. We also have a runoff block of whole life insurance. Term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value. We have been a leading provider of term life insurance for more than two decades, and are a leader in marketing term life insurance through brokerage general agencies (“BGAs”) in the U.S.

Universal life insurance products are designed to provide permanent protection for the life of the insured and may include a buildup of cash value that can be used to meet particular financial needs during the policyholder’s lifetime.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We retain most of the risk we currently underwrite. We have generally reinsured risks in excess of $1 million per life. Beginning January 1, 2007, we increased our retention limit to $5 million for new policies. From time-to-time, we may reinsure any risk depending on the pricing terms of available reinsurance. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our experience and other factors.

We price our insurance policies based primarily upon our historical experience. We target individuals in preferred risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating people with health problems and offer appropriately priced coverage based on stringent underwriting criteria.

Distribution

We offer life insurance products through an extensive network of independent BGAs throughout the U.S. and through affluent market producer groups, financial intermediaries and insurance marketing organizations. We believe there are opportunities to expand our sales through each of these and other distribution channels.

Competition

Competition in our life insurance business comes from many sources, including many traditional insurance companies as well as non-traditional providers, such as banks and private equity markets. The life insurance market is highly fragmented, with the top ten term life insurance companies comprising approximately 47% of industry sales and the top ten universal life insurance companies comprising approximately 46% of industry sales based on LIMRA International data for 2007. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and are building out our capabilities in other channels. We believe our competitive advantage in the term life insurance market comes from our long history serving this market, our service excellence, underwriting expertise and capital markets leadership. We are currently building out our universal life insurance product suite to take advantage of increased distributor and consumer demand.

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 30 years ago. We are a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of strong risk management, product innovation and a diversified distribution strategy.

In July 2007, AARP selected us as its provider to offer new long-term care insurance products to its approximately 39 million members, and we entered into a five-year exclusive endorsement agreement with AARP in the fourth quarter of 2007. This relationship will provide access to two new distribution channels, telephone and internet sales, with direct access to customers.

In addition, in July 2007, we announced our plans to file for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing this rate increase. This block represents approximately $700 million, or 40%, of our total annual long-term care insurance premium in-force.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the high and escalating costs of long-term care provided in the insured’s home or in assisted living or nursing facilities. Insureds become eligible for certain covered benefits if they become incapable of performing certain activities of daily living or become cognitively impaired. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. The typical claim has a duration of approximately one to four years.

In 2007, we launched Cornerstone AdvantageSM, a low cost consumer product. We believe that our lower price point and coinsurance structure offers an affordable product to a consumer base that would traditionally not have purchased our long-term care insurance products.

In 2006, we introduced a series of product upgrades designed to provide a variety of pricing and benefit options, enhanced service capabilities, broaden types of coverage and simplify individual product features. In this connection, we expanded our group long-term care insurance business. We also offer a linked-benefits product for customers who traditionally self-funded long-term care expenses. Our linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy. The policy provides coverage for cash value, death benefits and long-term care benefits.

We expanded our Medicare supplement insurance product in a majority of states and have seen growth in these new states. To further expand our senior supplementary product capabilities, we acquired Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”) in 2006. This acquisition more than doubled our existing annualized Medicare supplement premiums in-force and provides a potential platform for expanding in other senior supplementary products. In 2007, American Continental Insurance Company, a subsidiary of Continental Life, expanded its offering of competitively priced Medicare supplement insurance product in 24 states where it was previously not licensed.

Underwriting and pricing

We employ extensive medical underwriting policies to assess and quantify risks before we issue our long-term care insurance policies, similar to, but separate from, those we use in underwriting life insurance products.

We have accumulated extensive pricing and claims experience, and believe we have the largest actuarial database in the industry. The overall profitability of our long-term care insurance business depends on the accuracy of our pricing assumptions for claims experience, morbidity and mortality experience, lapse rates and investment yields. Our actuarial database provides us with substantial data that has helped us develop sophisticated pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including marital status, medical history and other factors. Profitability on older policies issued without the full benefit of this experience and pricing methodology has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a Medical Advisory Board, comprised of independent experts from the medical technology and public policy fields, that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

Distribution

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

Competition

Competition in the long-term care insurance industry is primarily limited to the top ten insurance companies. Our products compete by providing consumers with an array of long-term care planning solutions available from a single company. There is a product and price point available within the reach of a wide spectrum of the population who are concerned about mitigating the costs of a future long-term care need or leveraging their self-insurance dollars. We believe our significant historical experience and risk disciplines provide us with a competitive advantage in the form of sound product pricing and company stability.

International

In our International segment, we currently offer mortgage insurance and payment protection insurance and have a presence in over 25 countries.

Through our international mortgage insurance business, we are a leading provider of mortgage insurance in Canada, Australia, New Zealand, Mexico, Japan and multiple European countries. We expanded our international operations throughout the 1990s and, today, we believe we are the largest overall provider of mortgage insurance outside the U.S.

Private mortgage insurance enables borrowers to buy homes with low-down-payment mortgages, which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are also referred to as high loan-to-value mortgages. Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital by reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market.

Our payment protection insurance helps consumers meet payment obligations on outstanding financial commitments, such as mortgages, personal loans or credit cards, in the event of a misfortune such as illness, accident, involuntary unemployment, temporary incapacity, permanent disability or death.

The following table sets forth financial information regarding our International segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our International segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International.”

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Revenues:
International mortgage insurance	$1,161	$860	$611
Payment protection insurance	1,528	1,284	1,492

Total revenues	$2,689	$2,144	$2,103

Net operating income:
International mortgage insurance	$455	$355	$269
Payment protection insurance	130	113	90

Total net operating income	585	468	359
Net investment gains (losses), net of taxes and other adjustments	(5)	1	—

Total net income	$580	$469	$359

Total segment assets	$11,892	$8,518	$6,961

International mortgage insurance

We have significant mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the U.S., as well as smaller operations in New Zealand and the developing markets in Europe, Mexico and Japan.

The mortgage loan markets in Canada and Australia are well developed, and mortgage insurance plays an important role in each of these markets. However, these markets vary significantly and are influenced by different cultural, economic and regulatory conditions.

We believe the following factors have contributed to the growth of mortgage insurance demand in these countries:

•	a desire by lenders to expand their business by offering low-down-payment mortgage loans;

•	the recognition of the higher default risk inherent in low-down-payment lending and the need for specialized underwriting expertise to conduct this business prudently;

•	government housing policies that support increased homeownership;

•

government policies that support the use of securitization and secondary market mortgage sales, in which third-party credit enhancement is often used as a source of funding and liquidity for mortgage lending; and

•	bank regulatory capital policies that provide incentives to lenders to transfer some or all of the credit risk on low-down-payment mortgages to third parties, such as mortgage insurers.

We believe a number of these factors have contributed to the growth of mortgage insurance demand in markets throughout Europe, Latin America and Asia and provide opportunities for us to expand our mortgage insurance business in those markets.

Based upon our experience in the mature markets, we believe a favorable regulatory framework is important to the development of high loan-to-value lending and the use of products such as mortgage insurance to protect against default risk or to obtain capital relief. As a result, we have advocated governmental and policymaking agencies throughout our markets to adopt legislative and regulatory policies supporting increased homeownership and the use of private mortgage insurance. We have significant expertise in mature markets, and we leverage this experience in developing markets as we continue to encourage regulatory authorities to implement incentives to use private mortgage insurance as an effective risk management strategy.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, also may encourage further growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. While Basel II was finalized and issued in June 2004, its adoption by individual countries internationally and in the U.S. is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance.

We believe a desire by lenders to offer low-down-payment mortgages and changes in government and bank regulatory capital policies have contributed to the growth of mortgage insurance demand in markets throughout Europe, Latin America and Asia and provide opportunities for us to expand our mortgage insurance business in those markets. Certain markets in these areas have strong demand for housing, but are underserved by the existing housing finance systems. As a result, we believe that mortgage insurance could enhance the overall scale, effectiveness and efficiency of these mortgage markets.

We expect lenders in these markets will seek to expand their consumer mortgage loan portfolios, while maintaining strong risk and capital management routines. With the expected implementation of the new regulatory rules and procedures governing global bank capital standards, we believe we will be well positioned to assist lenders in these markets in meeting those goals and in complying with the anticipated complexity of the risk-based capital and operating standards.

Mortgage insurance in our International segment is typically single premium and provides 100% coverage. Under single premium policies, the premium is usually included as part of the aggregate loan amount and paid to us as the mortgage insurer. We record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected pattern of risk emergence.

Canada

We entered the Canadian mortgage insurance market in 1995 with our acquisition of certain assets and employees from the Mortgage Insurance Corporation of Canada, and we now operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The ten largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country.

Products

We offer primary flow insurance and portfolio credit enhancement insurance. Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by federally incorporated banks, trust companies and insurers, where the loan-to-value ratio exceeds 80%.

We also provide portfolio credit enhancement insurance to lenders that have originated loans with loan-to-value ratios of less than or equal to 80%. These policies provide lenders with immediate capital relief from applicable bank regulatory capital requirements and facilitate the securitization of mortgages in the Canadian market. In both primary flow insurance and portfolio policies, our mortgage insurance in Canada provides insurance coverage for the entire unpaid loan balance, including interest, selling costs and expenses, following the sale of the underlying property.

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

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although there have been and may continue to be new competitors entering the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision-making on insurance applications, strong underwriting expertise and flexibility in product development. In addition, we compete in Canada with alternative products and financial structures, such as credit default swaps, which are designed to transfer credit default risk on mortgage loans.

Australia

We entered the Australian mortgage insurance market in 1997 with our acquisition of the operating assets of the Housing Loans Insurance Corporation (“HLIC”) from the Australian government. As part of the expansion of our Australian operations, we also entered the New Zealand mortgage insurance market in 1999 and acquired Vero Lenders Mortgage Insurance Limited in 2006. In 2007, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written. The ten largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country.

Products

In Australia and New Zealand, we offer primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and portfolio credit enhancement policies. Our principal product is LMI which is similar to single premium primary flow insurance we offer in Canada with 100% coverage. Lenders usually collect the single premium from borrowers at the time the loan proceeds are advanced and remit the amount to us as the mortgage insurer.

We provide LMI on a flow basis to customers including banks, building societies, credit unions and non-bank mortgage originators, called mortgage managers. Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. Beginning in 2006, the Australian Prudential Regulation Authority (“APRA”) reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. APRA’s license conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

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

We also provide portfolio credit enhancement policies to APRA-regulated lenders that have originated Australian loans for securitization. Portfolio mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our portfolio credit enhancement coverage generally is purchased for low loan-to-value, seasoned loans written by APRA-regulated institutions. To date, a market for these portfolio credit enhancement policies has not developed in New Zealand to the same extent as in Australia.

Competition

The Australian and New Zealand flow mortgage insurance markets are primarily served by one other private LMI company, as well as various lender-affiliated captive mortgage insurance companies. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development. As in Canada, our products also compete in Australia and New Zealand with alternative products and financial structures that are designed to transfer credit default risk on mortgage loans. At least one other U.S. mortgage insurance provider has established a subsidiary in Australia that is licensed to offer LMI, and we believe others may be considering opportunities in Australia.

Europe and other international

We began our European operations in the U.K., which is Europe’s largest market for mortgage loan originations. In recent years, we expanded into eight additional countries and we continue to develop opportunities in other European countries. In 2007, we were a leading private mortgage insurance provider in Europe, based upon flow new insurance written. We also had a growing presence in the developing private mortgage insurance markets in Mexico and Japan. During 2007, certain European Union member states experienced an economic slowdown and a lower level of home price appreciation. As a result, we took various actions to reduce our new business risk profile including changes to high loan-to-value lending guidelines and tightened underwriting standards to slow growth in these markets.

Products

Our mortgage insurance products in Europe consist principally of primary flow insurance structured with single premium payments. Our primary flow insurance generally provides first-loss coverage in the event of default on a portion (typically 10% to 20%) of the balance of an individual mortgage loan. We also offer portfolio credit enhancement to lenders that have originated loans for securitization.

Competition

Our competition in Europe includes both public and private entities, including traditional mortgage insurance companies, as well as providers of alternative credit enhancement products and public mortgage guarantee facilities. Competition from alternative credit enhancement products include personal guarantees on high loan-to-value loans, second mortgages and bank guarantees, captive insurance companies organized by lenders, and alternative forms of risk transfer including capital markets solutions. We believe that our global expertise, coverage flexibility and strong ratings differentiate us from competitors and alternative products.

International mortgage insurance distribution

We maintain a dedicated sales force that markets our mortgage insurance products internationally to lenders. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Payment protection insurance

We currently provide payment protection insurance to consumers in more than 15 countries offered principally by financial services companies at the point of sale of consumer products. This business also includes a small Mexican property and casualty insurance business. We continually look to expand our payment protection insurance business by pursuing new markets, further penetration of existing distribution relationships and new products. In Europe, we are a leading provider of payment protection insurance.

Products and services

Our payment protection products include payment protection from involuntary unemployment, disability, accident and death. The benefits on these policies pay the periodic payments on the consumer loan for a limited period of time, typically twelve months, though can be up to 84 months. In some cases, for certain coverages, we may make lump sum payments. Our policies include an exclusion period that is usually 60 days and a waiting period (time between claim submission and claim payment) of typically 30 days. We also provide third-party administrative services and administer non-risk premium with some relationships in Europe. Additionally, we have entered into structured transactions, covering Canadian and European risk.

Underwriting and pricing

Our payment protection insurance is currently underwritten and priced on a program basis, by type of product and by distributor, rather than an individual policyholder basis. In setting prices, we take into account the underlying obligation, the particular product features and the average customer profile of the distributor. We believe our experience in underwriting allows us to provide competitive pricing to distributors and generate targeted returns and profits for our business.

Distribution

We distribute our payment protection insurance products primarily through financial institutions, including major European banks that offer our insurance products in connection with underlying loans or other financial products they sell to their customers. Under these arrangements, the distributors typically take responsibility for branding and marketing the products, while we take responsibility for pricing, underwriting and claims payment.

We continue to implement innovative methods for distributing our payment protection insurance products, including web-based tools that provide our distributors with a cost-effective means of applying our products to a broad range of underlying financial obligations. We believe these innovative methods also make it easier to establish arrangements with new distributors.

Competition

The payment protection insurance market has several large, highly rated international participants. We compete through our commitment to high service levels, depth of expertise in providing tailored product and service solutions and our ability to service global clients at a local level and in multiple countries, if appropriate.

U.S. Mortgage Insurance

Through our U.S. Mortgage Insurance segment, we currently provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with low-down-payment mortgages, which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are sometimes also referred to as high loan-to-value mortgages. Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market.

We have been providing mortgage insurance products and services in the U.S. since 1981 and operate in all 50 states and the District of Columbia. According to Inside Mortgage Finance, in 2007, we were the second largest provider of mortgage insurance in the U.S., based on flow new insurance written. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate.

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Fannie Mae, Freddie Mac and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 44% for the year ended December 31, 2007 and approximately 28% for the years ended December 31, 2006 and 2005 of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are “government-sponsored enterprises,” and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac currently require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least AA-/Aa3 (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, or the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The Economic Stimulus Act of 2008 temporarily permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. The limit in those areas is 125% of median home price for the area, but no more than $729,750. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2007.

The following table sets forth selected financial information regarding our U.S. Mortgage Insurance segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our U.S. Mortgage Insurance segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Total revenues	$805	$658	$607

Net operating income	$167	$259	$238
Net investment gains (losses), net of taxes and other adjustments	4	3	—

Total net income	$171	$262	$238

Total segment assets	$3,286	$3,237	$3,249

Products and services

The majority of our U.S. mortgage insurance policies provide default loss protection on a portion (typically 10% to 40%) of the balance of an individual mortgage loan. Our primary mortgage insurance policies are predominantly “flow” insurance policies, which cover individual loans at the time the loan is originated. We also enter into “bulk” insurance transactions with lenders and investors in selected instances, under which we insure a portfolio of loans for a negotiated price.

In addition to flow and bulk primary mortgage insurance, we have written a limited amount of mortgage insurance on a pool basis. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all losses on every loan in the portfolio, subject to an agreed aggregate loss limit.

Flow insurance

Flow insurance is primary mortgage insurance placed on an individual loan when the loan is originated. Our primary mortgage insurance covers default risk on first mortgage loans generally secured by one- to four-unit residential properties and can be used to protect mortgage lenders and investors from default on any type of residential mortgage loan instrument that we have approved. Our insurance covers a specified coverage percentage of a “claim amount” consisting of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure. As the insurer, we are generally required to pay the coverage percentage of a claim amount specified in the primary policy, but we also have the option to pay the lender an amount equal to the unpaid loan principal, delinquent interest and certain expenses incurred with the default and foreclosure, and acquire title to the property. In addition, the claim amount may be reduced or eliminated if the loss on the defaulted loan is reduced as a result of the lender’s disposition of the property. The lender selects the coverage percentage at the time the loan is originated, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor.

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

In the U.S., we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede an agreed portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess-of-loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25%. As of December 31, 2007, our total mortgage insurance risk in-force reinsured to all captive reinsurers was $3.8 billion, and the total capital held in trust for our benefit by all captive reinsurers was $0.9 billion. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. For the year ended December 31, 2007, we recorded a reinsurance credit of $3 million under these captive reinsurance arrangements. We expect to reach the attachment point for reinsurance credit in 2008 for additional captive reinsurance arrangements as incurred losses continue develop on our 2005 through 2007 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2007	2006	2005
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	63%	65%	66%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	60%	63%	65%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	22%	23%	24%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	56%	58%	61%

Bulk insurance

Under our primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under these transactions. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk transactions generally are paid monthly by lenders, investors, or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio. Prior to 2006, the majority of our bulk insurance business was related to loans financed by lenders who participated in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). In 2006, we increased our participation in the GSE low documentation, or Alt-A, programs and began to provide bulk insurance on lender portfolios. During 2007, we continued to provide bulk insurance on GSE Alt-A programs. Additionally, we provided bulk insurance on lender portfolios, a substantial portion of which was comprised of low loan-to-value and high Fair Isaac Company (“FICO”) score payment option arm loans. With the recent issuance of guidance from U.S. federal financial regulators to financial institutions on risks related to non-traditional mortgages, specifically the identification of mortgage insurance as a risk mitigant, we believe there continues to be an opportunity for the mortgage insurance industry to provide bulk insurance on lender portfolios. We have participated in these opportunities selectively and may continue to participate where we can adequately assess the underlying risk and can achieve our targeted risk-adjusted returns.

The loans we insure in bulk transactions typically consist of prime credit-quality loans with loan-to-value ratios of 50% to 95%. We have generally avoided the sub-prime segments of the market, because we believe market pricing for mortgage insurance on sub-prime bulk transactions has not been adequate and we have had concerns regarding the volatility of this segment. As of December 31, 2007, our bulk sub-prime risk in-force was less than 2% of our total bulk risk in-force. We may consider insuring such loans in the future when we believe conditions would allow us to achieve our targeted risk-adjusted returns. Our mortgage insurance coverage levels in bulk transactions typically range from 10% to 50%.

Pool insurance

Pool insurance generally covers the loss on a defaulted mortgage loan that either exceeds the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit on the pool. During 2005, we began writing pool insurance selectively for state housing finance agencies. In 2006, we wrote a limited amount of pool insurance on second lien mortgages, typically held in lender portfolios. These policies cover prime credit-quality second lien mortgages and typically include aggregate stop loss provisions. We may consider participating in the future where we can achieve our targeted risk-adjusted returns.

Underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property.

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. The higher the credit score, the lower the likelihood that a borrower will default on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. “A minus” loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2007, on a risk in-force basis, approximately 91% of our primary insurance loans had FICO credit scores of at least 620, approximately 7% had FICO credit scores between 575 and 619, and approximately 2% had FICO credit scores of 574 or less.

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

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted average of the expected claim rates for each individual loan that comprises the transaction.

We also provide mortgage insurance for “Alt-A” loans, which are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans; “Interest Only” loans which allow the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and Payment Option Adjustable Rate Mortgages, which typically provide four payment options that a borrower may select for the first five years of a loan.

During the second half of 2007 and into 2008, we have taken various actions to reduce our new business risk profile including: underwriting guideline and pricing changes including a combination of price increases on Alt-A and A Minus loans, geographic limitations and tighter underwriting guidelines on lower credit and higher loan-to-value risks. We believe these underwriting and pricing actions will improve our underwriting results on these and future books of business under the anticipated economic and housing market environment, and may have an impact on our volume of new insurance written.

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

Private mortgage insurers. The private mortgage insurance industry is highly competitive and currently consists of seven mortgage insurers, excluding us. Our private mortgage insurance competitors include Mortgage Guaranty Insurance Corporation; PMI Mortgage Insurance Company; CMG Mortgage Insurance Company; Radian Guaranty Inc.; Republic Mortgage Insurance Company; Triad Guaranty Insurance Corporation; and United Guaranty Residential Insurance Company.

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans: a first mortgage with a loan to-value-ratio of 80% and a simultaneous second mortgage for the excess portion of the loan.

The GSEs—Fannie Mae, Freddie Mac and FHLBs. As the predominant purchasers of conventional mortgage loans in the U.S., Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above, most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our mortgage insurance company is a qualified insurer with both GSEs. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry.

We also compete with structured transactions in the capital markets and with other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes, with lenders who forego mortgage insurance (self-insure) on loans held in their portfolios, and with mortgage lenders who maintain captive mortgage insurance and reinsurance programs.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs, and the GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained-participation mortgages as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low-down-payment mortgages they purchase.

In addition to the GSEs, FHLBs purchase single-family conforming mortgage loans. Although not required to do so, the FHLBs currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80%.

Corporate and Other

Our Corporate and Other activities include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside our operating segments and our group life and health insurance business, which we sold in May 2007 and was accounted for as discontinued operations.

Discontinued Operations

On May 31, 2007, we completed the sale of our group life and health insurance business for gross cash proceeds of approximately $660 million. Accordingly, the business was accounted for as discontinued operations and its results of operations, financial position and cash flows were separately reported for all periods presented. The sale resulted in a gain on sale of discontinued operations of $51 million, net of taxes.

International Operations

Information regarding our international operations is presented in note 22 to the consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Marketing

We promote and differentiate our products and services through breadth of offerings, technology services, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a range of products that meets the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We believe our reputation for innovation and our selective breadth of products enable us to sustain strong relationships with our distributors and position us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

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

We also have been actively marketing our products and services to U.S. Latino customers, who we believe are substantially underserved by insurance and investment products, despite being the largest minority group in the U.S. As part of this campaign, we support Hispanic-focused distribution, translate various marketing materials into Spanish, advertise our services on Spanish language media and participate in Latin American cultural events. We operate a Spanish-language website devoted to financial education for U.S. Latinos. In addition, we introduced our new emerging market web-based mortgage platform, TuCasaAhora.com, which was designed to help Latinos become homeowners. The product combines bilingual education, discounts and incentives to support Latino first time homeownership.

Risk Management

Risk management is a critical part of our business, and we have adopted an enterprise risk management framework that includes rigorous risk management processes in virtually every aspect of our operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management and technology development projects. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. We have an experienced group of professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We have emphasized our adherence to rigorous risk management techniques and leveraged the benefits into a competitive advantage in distribution and management of our products.

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

Product performance reviews

Product performance reviews are performed by senior operating management and by our Capital and Risk Committee on a regular cycle. Our Capital and Risk Committee includes our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary and our General Counsel. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. In addition, in our U.S. and international mortgage insurance businesses, we also review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which provide us with valuable insights into other innovative risk management practices.

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

Portfolio diversification

We use limits to ensure a spread of risk in our business. We have strict limitations on credit risk to avoid concentration in our investment portfolio. Our product portfolios have considerable diversification due to the wide variety of products we have sold over a number of years. We also manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we carefully monitor geographic concentrations in our portfolio and the condition of housing markets in each country in which we operate. We monitor our concentration of risk in-force at the regional, state and major metropolitan area levels on a quarterly basis. In the U.S., we evaluate the condition of housing markets in major metropolitan areas with our proprietary OmniMarket model, which rates housing markets based on variables such as economic activity, unemployment, mortgage delinquencies, home sales trends and home price changes. We also regularly monitor factors that affect home prices and their affordability by region and major metropolitan area.

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

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, our GENIUS® new business processing system uses digital underwriting technology that has increased the speed, consistency and accuracy of our underwriting process by reducing decision-making variation. In our mortgage insurance business, we use borrower credit scores, our proprietary mortgage scoring model, OmniScore®, and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the U.S. and Canada, OmniScore® uses the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In the U.S., OmniScore® also incorporates our assessment of the housing market in which a property is located, as evaluated with our OmniMarket model. We believe this additional mortgage data and housing market assessment significantly enhances OmniScore’s® predictive power over the life of the loan. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Compliance

Legal and regulatory compliance are critical parts of our business and we are recognized in the insurance industry for our excellence in these areas. In recognition of our commitment, we have twice received the American Council of Life Insurers’ “Integrity First Award” for our compliance programs. Throughout Genworth, we instill a strong commitment to integrity and ethics in business dealings and compliance with applicable laws and regulations. In addition, we are an Insurance Marketplace Standards Association qualified company. We have approximately 200 professionals dedicated to legal and compliance matters.

Operations and Technology

Service and support

We have a dedicated team of approximately 3,800 service and support personnel, supplemented by a service and support staff of approximately 1,700 personnel through an arrangement with an outsourcing provider in India, Genpact, who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes and process management techniques.

In our Retirement and Protection segment, we interact directly and cost-effectively with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically, obtain information about our products, submit applications, check application and account status and view commission information. We also provide our independent sales intermediaries and dedicated sales specialists with account information to disseminate to their customers through the use of industry-standard communications.

We also introduced technologically advanced services to customers in our International and U.S. Mortgage Insurance segments. Advances in technology enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates to varying degrees across the jurisdictions in which we do business. Through our internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. In the U.S., we also assist in workouts through what we believe is the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers. For the years ended December 31, 2007, 2006 and 2005, we issued approximately 92%, 88% and 86%, respectively, of our U.S. mortgage insurance commitments electronically.

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

Technology capabilities and process improvement

We rely on proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. We have been issued 27 patents and have filed more than 50 pending patent applications. Our technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. We continually manage technology costs by standardizing our technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks.

We believe we have greatly enhanced our operating efficiency, generated significant cost savings and created competitive advantages by using a variety of process tools designed to address all aspects of process management. Our tools enable us to more effectively operate processes, improve our process performance and build new processes. Our team of operational quality experts is focused on driving our process and project execution and championing process management disciplines. We tailor the application of our tools to the specific needs of each project or process resulting in more effective execution.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment that is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-,” with one reinsurer not rated but whose reinsurance recoverable balance is fully collateralized. Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the IPO, we entered into reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, which resulted in a significant concentration of reinsurance risk with UFLIC, whose obligations to us are secured by trust accounts as described in note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2007 and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC (1)	$14,685	A-
Riversource Life Insurance Company (2)	713	A+
Munich American Reassurance Company	234	A+
Swiss Re Life & Health America Inc.	163	A+
Employers Reassurance Corporation	92	A-
General Reinsurance Corporation	70	A++
Scor Global Life Reinsurance (3)	66	Not Rated

(1)	Prior to our IPO, we entered into several significant reinsurance transactions with UFLIC ceding in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut, formerly known as The Travelers Insurance Company. See note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company, formerly known as IDS Life Insurance Company, covers a runoff block of single-premium life insurance policies.
(3)	Scor Global Life Reinsurance, formerly known as Revios Reinsurance International, is not a formally rated company. However, the reinsurance recoverable balance is fully collateralized on a funds withheld basis.

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers an agreed portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “Item 1—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives.

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

Our principal life insurance subsidiaries are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

Company	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Genworth Life Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life Insurance Company (Short-term rating)	Not rated	A-1+ (Strong)	P-1 (Superior)	Not Rated

Genworth Life and Annuity Insurance Company	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Genworth Life and Annuity Insurance Company (Short-term rating)	Not rated	A-1+ (Extremely Strong)	P-1 (Superior)	Not Rated

Genworth Life Insurance Company of New York	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)

Continental Life Insurance Company of Brentwood, Tennessee	A (Excellent)	Not rated	Not rated	Not rated

Our mortgage insurance subsidiaries are rated by S&P, Moody’s, Fitch and DBRS as follows:

Company	S&P rating	Moody’s rating	Fitch rating	DBRS

Genworth Mortgage Insurance Corporation	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)	Not rated

Genworth Residential Mortgage Insurance Corporation of North Carolina	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)	Not rated

Genworth Financial Mortgage Insurance Pty. Ltd	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)	Not rated

Genworth Financial Mortgage Insurance Limited	AA (Very Strong)	Aa2 (Excellent)	AA (Very Strong)	Not rated

Genworth Financial Mortgage Insurance Company Canada	AA (Very Strong)	Not rated	Not rated	AA (Superior)

Genworth Financial Assurance Corporation	Not rated	Aa2 (Excellent)	AA (Very Strong)	Not rated

Genworth Seguros de Credito a la Vivienda S.A. de C.V.	mxAAA	Aaa.mx	AAA (mex)	Not rated

The A.M. Best, S&P, Moody’s, Fitch and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 21 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments on short-term policy obligations is strong. Within this category, the designation of a plus sign (+) indicates capacity to meet its financial commitment on short-term policy obligations is extremely strong. An obligor rated “mxAAA” has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAAA” rating is the highest enterprise credit rating assigned on S&P’s CaVal national scale.

On February 13, 2008, S&P, as part of a broad reassessment of the U.S. mortgage insurance industry, affirmed the “AA” (Very Strong) ratings of our principal mortgage insurance subsidiaries and, at the same time, changed the rating outlook from stable to negative. The outlook for our life insurance subsidiaries and Genworth Seguros de Credito a la Vivienda S.A. de C.V. remains stable. According to S&P, a rating outlook assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years). In determining a rating outlook, S&P gives consideration to any changes in the economic and/or fundamental business conditions. An outlook is not necessarily a precursor of a rating change or future CreditWatch action. Negative means that a rating may be lowered.

Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories. Short-term rating “P-1” is the highest rating and shows superior ability for repayment of senior note short-term policyholder claims and obligations. Issuers or issues rated “Aaa.mx” demonstrate the strongest creditworthiness relative to other issuers in Mexico.

On January 31, 2008, Moody’s, as part of a broad reassessment of the U.S. mortgage insurance industry, affirmed the “Aa2” (Excellent) ratings of our principal mortgage insurance subsidiaries and, at the same time, changed the rating outlook from stable to negative. The outlook for our life insurance subsidiaries and Genworth Seguros de Credito a la Vivienda S.A. de C.V. remains stable. According to Moody’s, a rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

Fitch states that “AA” (Very Strong) rated insurance companies are viewed as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. The “AA” rating category is the second-highest of eight financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 21 ratings categories. The “AAA(mex)” rating denotes the highest rating assigned within the scale for Mexico. The rating is assigned to the policyholder obligations of the “best” insurance entities relative to all other issuers or issues in Mexico, across all industries and obligation types.

DBRS states that long-term obligations rated “AA” is of superior credit quality. Given the extremely restrictive definition DBRS has for the “AAA” category, entities rated “AA” are also considered to be strong credits, typically exemplifying above-average strength in key areas of consideration and unlikely to be significantly affected by reasonably foreseeable events.

A.M. Best, S&P, Moody’s, Fitch and DBRS review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis.

Investments

As of December 31, 2007, we had total cash, cash equivalents and invested assets of $73.9 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in equity securities and other invested assets, including short-term investments, trading securities and limited partnerships. In all cases, investments for our particular insurance company subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale:
Public	$39,896	54%	$39,553	56%
Private	15,258	21	15,131	21
Commercial mortgage loans	8,953	12	8,357	12
Other invested assets	4,676	6	3,846	6
Policy loans	1,651	2	1,489	2
Equity securities, available-for-sale	366	1	197	—
Cash and cash equivalents	3,091	4	2,436	3

Total cash, cash equivalents and invested assets	$73,891	100%	$71,009	100%

For a discussion of our investments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

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

Looking forward, we expect to see opportunities in alternative asset classes if current market conditions continue. With a goal of enhancing risk-adjusted returns, we expect to gradually become more active in seeking to capitalize on these opportunities in our investment portfolio.

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

Organization

Our investment department, which is comprised of more than 160 individuals, includes portfolio management, risk management, finance and accounting functions. Under the direction of the Investment Committee, it is responsible for establishing investment policies and strategies, reviewing asset liability management and performing asset allocation.

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

Management of investments for our international operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets of our payment protection insurance and European, Canadian, Australian and New Zealand mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2007 and 2006, approximately 12% and 10% of our invested assets, respectively, were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 75% and 77% of total cash, cash equivalents and invested assets as of December 31, 2007 and 2006, respectively.

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are generally not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities and illiquid trading markets.

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

The following tables present our public, private and aggregate fixed maturity securities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturity securities generally are not rated by the NAIC and are shown based upon their equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturity securities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain securities, primarily non-U.S. securities, are not rated by the NAIC or the Nationally Recognized Statistical Rating Organizations and are so designated.

		December 31,
Public fixed maturity securities		2007			2006
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$31,716	$31,312	79%	$29,701	$30,041	76%
2	Baa	6,817	6,791	17	7,395	7,496	19
3	Ba	1,218	1,210	3	1,288	1,320	3
4	B	536	530	1	604	611	2
5	Caa and lower	50	47	—	76	76	—
6	In or near default	6	6	—	8	9	—
	Not rated	—	—	—	—	—	—

	Total public fixed maturity securities	$40,343	$39,896	100%	$39,072	$39,553	100%

		December 31,
Private fixed maturity securities		2007			2006
NAIC Rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$9,249	$8,897	58%	$8,850	$8,897	59%
2	Baa	5,568	5,449	36	5,427	5,493	36
3	Ba	808	789	5	566	579	4
4	B	88	78	1	127	132	1
5	Caa and lower	27	26	—	5	5	—
6	In or near default	5	5	—	6	7	—
	Not rated	14	14	—	18	18	—

	Total private fixed maturity securities	$15,759	$15,258	100%	$14,999	$15,131	100%

		December 31,
Total fixed maturity securities		2007			2006
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$40,965	$40,209	73%	$38,551	$38,938	71%
2	Baa	12,385	12,240	22	12,822	12,989	24
3	Ba	2,026	1,999	4	1,854	1,899	4
4	B	624	608	1	731	743	1
5	Caa and lower	77	73	—	81	81	—
6	In or near default	11	11	—	14	16	—
	Not rated	14	14	—	18	18	—

	Total fixed maturity securities	$56,102	$55,154	100%	$54,071	$54,684	100%

Based upon estimated fair value, public fixed maturity securities represented 72% of total fixed maturity securities as of December 31, 2007 and 2006. Private fixed maturity securities represented 28% of total fixed maturity securities as of December 31, 2007 and 2006.

We diversify our fixed maturity securities by security sector. Our investments in mortgage-backed securities include securities collateralized by sub-prime and Alt-A loans. Sub-prime loans are loans considered alternative credit as broadly determined by a combination of FICO score, loan-to-value ratio and other collateral data. Alt-A loans are loans considered alternative or low documentation. The following table sets forth the estimated fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$594	1%	$864	2%
Tax exempt	2,228	4	2,231	4
Government—non-U.S.	2,432	4	1,765	3
U.S. corporate	23,563	43	24,656	45
Corporate—non-U.S.	12,579	23	10,632	19
Mortgage-backed (1)	8,525	15	9,212	17
Asset-backed (1)	5,233	10	5,324	10

Total fixed maturity securities	$55,154	100%	$54,684	100%

(1)	We had $4,902 million of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $1,479 million were investment grade securities collateralized by sub-prime residential mortgage loans and $1,447 million were investment grade securities collateralized by Alt-A residential mortgage loans as of December 31, 2007.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, Inc., as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$12,475	34%	$12,461	35%
Utilities and energy	6,360	18	6,238	18
Consumer—non cyclical	4,177	11	4,136	12
Technology and communications	2,377	7	2,469	7
Consumer—cyclical	2,211	6	2,497	7
Capital goods	1,953	5	2,115	6
Industrial	1,740	5	1,762	5
Transportation	1,296	4	1,230	3
Other	3,553	10	2,380	7

Total	$36,142	100%	$35,288	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2007, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $2.8 billion, which was approximately 4% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2007 was $352 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. As of December 31, 2007, we had $125 million of commercial mortgage loans that were held-for-sale and were stated at the lower of cost or market.

We diversify our commercial mortgage loans by both property type and geographic region. See note 5 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and other invested assets.

Selected financial information regarding our other invested assets and derivative financial instruments as of December 31, 2007 and 2006 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products, and thus our businesses, also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the NASD, Inc., state securities authorities and non-U.S. authorities regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, FINRA and similar non-U.S. authorities are the principal regulators of these operations.

The primary purpose of the Insurance Laws affecting our insurance and securities businesses is to protect our customers and not our stockholders. These Insurance Laws are regularly re-examined and may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) increasingly make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations may affect our business relationships with them and their decision to purchase or distribute our subsidiaries’ products.

U.S. Insurance Regulation

Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, Insurance Laws usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance.

The Insurance Laws applicable to us or our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional insurance laws and regulations applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance.”

Insurance holding company regulation

All U.S. jurisdictions in which our U.S. insurers conduct business have enacted legislation requiring each U.S. insurer (except captive insurers) in a holding company system to register with the insurance regulatory authority of its domiciliary jurisdiction and furnish that regulatory authority with various information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These Insurance Laws regulate transactions between insurers and their affiliates, sometimes mandating prior regulatory approval. Generally, these Insurance Laws require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs. As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, any debt obligations. Our U.S. insurers’ payment of dividends or other distributions is regulated by the Insurance Laws of their respective domiciliary states, and insurers may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (if not a life insurer) during the prior calendar year.

In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurers (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders.

The Insurance Laws of our U.S. insurers’ domiciliary jurisdictions require that a person obtain the approval of the insurance commissioner of the insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or its ultimate parent entity. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in those states. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Periodic reporting

Our U.S. insurers must file reports, including detailed annual financial statements, with insurance regulatory authorities in each jurisdiction in which they do business, and their operations and accounts are subject to periodic examination by such authorities.

Policy forms

Our U.S. insurers’ policy forms are subject to regulation in every U.S. jurisdiction in which they transact insurance business. In most U.S. jurisdictions, policy forms must be filed prior to their use, and in some U.S. jurisdictions, forms must be approved prior to use.

Market conduct regulation

The Insurance Laws of U.S. jurisdictions govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations.

Statutory examinations

Insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2007, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.

Guaranty associations and similar arrangements

Most jurisdictions in which our U.S. insurers are licensed require those insurers to participate in guaranty associations, which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against our U.S. insurers were not material to our consolidated financial statements.

Policy and contract reserve sufficiency analysis

The Insurance Laws of their domiciliary jurisdictions require our U.S. life insurers to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to applicable insurance regulatory authorities. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Reserves—Mortgage Insurance.”

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our U.S. insurers, to limit or restrict insurers from issuing new policies, or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in hazardous financial condition. We do not believe that the current or anticipated levels of statutory surplus of our U.S. insurers present a material risk that any regulator would limit the amount of new policies that our U.S. insurers may issue.

Risk-based capital

The NAIC has established risk-based capital standards for U.S. life insurers, as well as a model act, intended to be adopted by the states. The model act requires life insurers submit annually a report to state regulators regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possibly weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2007, the risk-based capital of each of our U.S. life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action.

Statutory accounting principles

U.S. insurance regulators developed statutory accounting principles (“SAP”) as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with assuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions.

Due to differences in methodology between SAP and U.S. GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and limit the proportion of investments in certain asset categories, such as non-investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.

Federal regulation

Most of our variable annuity, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and subject to regulation by the SEC. These products may also be regulated by FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “—Securities Regulation” affect investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

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

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, which is continuing to be phased in through 2010, has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our estate planning products, including survivorship/second-to-die life insurance policies. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends, may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in tax years beginning after 2010, possibly positively influencing investors to buy our products, and the 2010 expiration of favorable income tax rates for dividend income could increase interest in our products.

U.K. Insurance Regulation

General

Insurance and reinsurance businesses in the U.K. are subject to close regulation by the Financial Services Authority (“FSA”), which has authorized certain of our U.K. subsidiaries to effect and carry out contracts of insurance in the U.K. Insurers authorized in the U.K. are generally able to operate throughout the European Union, subject to satisfying certain FSA requirements and, in some cases, additional local regulatory provisions. Certain of our U.K. subsidiaries operate in other European Union member states through establishment of branch offices.

Supervision

The FSA has adopted a risk-based approach to the supervision of insurers whereby it periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile, including details of remedial action the FSA requires and the likely consequences of not taking such actions. The FSA also supervises the management of insurance companies through the “approved persons” regime, which subjects any person appointed to perform certain specified “controlled functions” for a regulated entity to FSA approval.

In addition, in January 2005, the FSA began to supervise the sale of general insurance, including payment protection insurance and mortgage insurance. Under FSA rules, persons involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

Solvency requirements

Under FSA rules, insurers must maintain a minimum amount of capital resources for solvency purposes at all times, the calculation of which depends on the type, amount and claims history of the insurer. Failure to maintain the required minimum amount of capital resources is one of the grounds on which the FSA may exercise its wide powers of intervention. In addition, an insurer that is part of a group is required to perform and submit to the FSA a capital resources calculation return in respect of the following:

•	The solvency capital resources available to the U.K. insurer’s European group, which is defined by reference to the U.K. insurer’s ultimate parent company domiciled in the European Economic Area.

Prior to December 31, 2006, this requirement was only a reporting requirement, but now the FSA is required to take action where the European group’s solvency capital requirements exceed that group’s available capital resources.

•

The solvency capital resources available to the U.K. insurer’s worldwide group, which is defined by reference to the U.K. insurer’s ultimate parent company. This requirement is only a reporting requirement.

Restrictions on dividend payments

English company law prohibits U.K. insurers from declaring a dividend to their stockholders unless they have “profits available for distribution,” the determination of which is based on the insurer’s audited accumulated realized profits, less its accumulated realized losses.

Change of control

The acquisition of “control” of any U.K. insurer requires prior FSA approval. For these purposes, a party that “controls” a U.K. insurer includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in such insurer or its parent company, or (amongst others) is entitled to exercise or control the exercise of 10% or more of the voting power of such insurer or its parent company or is able to exercise significant influence over the management of the authorized insurance company or its parent company by virtue of its shareholding or voting power. The requirement for prior FSA approval also exists where an existing approved controller increases its “control” through certain thresholds (20%, 33% and 50%). To approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against our U.K. subsidiaries by the FSA.

Intervention and enforcement

The FSA has extensive powers to intervene in the affairs of an insurer or authorized person and has the power, among other things, to enforce, and take disciplinary measures in respect of, breaches of its rules, which includes the variation or withdraw of any authorizations.

Mortgage Insurance

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to writing mortgage insurance business exclusively, prohibiting our mortgage insurers from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s risk-based capital requirements but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. As of December 31, 2007, none of our U.S. mortgage insurance subsidiaries had a risk in-force-to-capital ratio in excess of 25:1.

Reserves

Insurance Laws require our U.S. mortgage insurer to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal the greater of (i) 50% of net earned premiums or (ii) the required level of policyholder’s position, as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years, although regulators have granted discretionary releases from time to time. The statutory contingency reserve for our U.S. mortgage insurers was approximately $2.2 billion as of December 31, 2007. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us.

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

The Real Estate Settlement and Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the U.S. Department of Housing and Urban Development Administration (“HUD”), state insurance departments, state attorneys general and other enforcement authorities.

The Equal Credit Opportunity Act (“ECOA”) and the Fair Credit Reporting Act (“FCRA”) also affect the business of mortgage insurance in various ways. ECOA, for example, prohibits discrimination against certain protected classes in credit transactions. FCRA governs the access and use of consumer credit information in credit transactions and requires notices to consumers in certain circumstances.

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through Mortgage Insurance Companies of America (“MICA”), entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Federal Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibits Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or the CMHC.

As a result of a periodic review of the federal financial services regulatory framework the Canadian Parliament in April 2007 passed legislation that increased from 75% to 80% the loan-to-value threshold above which mortgage insurance is required by federal statute. This may result in a reduction in the amount of business we write in future years in Canada.

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

Australia

APRA regulates all financial institutions in Australia, including general, life and mortgage insurance companies. Effective July 1, 2002, APRA provided new regulatory standards for all general insurers, including mortgage insurers. APRA’s license conditions currently require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product.

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

In addition, APRA determines the capital requirements for depository institutions and provides for reduced capital requirements for certain depository institutions that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depository institution’s perspective.

Effective January 1, 2006, APRA adopted new regulations regarding:

•	Minimum capital requirements for mortgage insurance companies;

•	Reporting obligations of mortgage insurance companies; and

•	Conditions under which depository institutions will be entitled to reduced capital requirements for insured loans.

APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most depository institutions from having to increase the regulatory capital on the loan to a risk-weighting of 100%. The new regulations impose significantly higher minimum capital requirements on mortgage insurers to assure they have sufficient capital to withstand a hypothetical three-year stress loss scenario. In addition, the new regulations increase mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. Our Australian mortgage insurance subsidiary met these new minimum capital requirements as of January 1, 2007.

The new regulations also impose additional quarterly reporting obligations on mortgage insurers with respect to risk profiles and reinsurance arrangements, amend the definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for depository institutions in the event that the mortgage insurer has contractual recourse to the depository institution or a member of its consolidated group.

United Kingdom and Europe

The U.K. is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Our authorization to provide mortgage insurance in the U.K. enables us to offer our products in all the European Union member states, subject to certain regulatory requirements of the FSA and, in some cases, local regulatory requirements. We can provide mortgage insurance only in the classes for which we have authorization under applicable regulations and must maintain required risk and capital reserves. We are also subject to the oversight of other regulatory agencies in other countries where we do business throughout Europe. For more information about U.K. insurance regulation that affects our mortgage subsidiaries that operate in the U.K., see “—U.K. Insurance Regulation.”

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the U.S., Canada, Australia and the United Kingdom, including Mexico, Japan, Spain, Guernsey and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Certain of our U.S. subsidiaries are investment advisers registered under the Investment Advisers Act of 1940 or applicable state securities laws. Certain of their employees are licensed as investment advisory representatives in states as required by state law. Two of our U.S. investment adviser subsidiaries manage investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some variable annuity contracts and all of our variable life insurance policies, as well as our FABNs issued as part of our registered notes program issued by one of our U.S. subsidiaries are registered under the Securities Act of 1933. Certain of our U.S. subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and FINRA and are further subject to applicable state and local laws.

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

Certain of our U.S. subsidiaries also sponsor and manage investment vehicles that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 apply to these investment vehicles and the securities issued by such vehicles. The Investment Company Act of 1940, the Investment Advisers Act of 1940, the Securities Exchange Act of 1934 and the Securities Act of 1933, including the rules and regulations promulgated thereunder, are subject to change, which may affect our U.S. subsidiaries that sponsor and manage such investment vehicles.

The SEC, FINRA, state attorneys general, other federal offices and the NYSE may conduct periodic examinations, in addition, to special or targeted examinations of us and/or specific products. These examinations or inquiries may include, but are not necessarily limited to, product disclosures and sales issues, financial and accounting disclosure and operational issues. Often examinations are “sweep exams” whereby the regulator reviews current issues facing the financial or insurance industry.

Reverse mortgage regulation

Liberty, our recently acquired originator of reverse mortgage loans, is subject to various Federal and State laws and regulations including mortgage banking laws and regulations (“Mortgage Banking Laws”), as well as other Federal and State laws and regulations protecting privacy and other consumer rights. Liberty is regulated by the mortgage banking departments of the states in which it is licensed, as well as the FHA with respect to loans insured through HUD.

In addition, mortgage banking authorities (including state law enforcement agencies and attorneys general) increasingly make inquiries regarding compliance with Mortgage Banking Laws and other applicable laws and regulations, and we cooperate with such inquiries and take corrective action when warranted. HUD conducts periodic, detailed examinations of the loans and business practices of reverse mortgage loans it insures.

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

ERISA considerations

We provide certain products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal

Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation, which required that certain insurers have anti-money laundering compliance plans in place. We will comply with these new provisions as they become applicable to us.

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

In Europe, the collection and use of personal information is subject to strict regulation. The European Union’s Data Protection Directive establishes a series of privacy requirements that European Union member states are obliged to enact in their national legislation. European countries that are not European Union member states have similar privacy requirements in their national laws. These requirements generally apply to all businesses, including insurance companies. In general, companies may process personal information only if consent has been obtained from the persons concerned or if certain other conditions are met. These other requirements include the provision of notice to customers and other persons concerning how their personal information is used and disclosed, limitations on the transfer of personal information to countries outside the European Union, registration with the national privacy authorities, where applicable, and the use of appropriate information security measures against the access or use of personal information by unauthorized persons. Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Canada, Australia and other countries in which we operate.

Employees

As of December 31, 2007, we had approximately 7,000 full-time and part-time employees. We believe our employee relations are satisfactory. To the best of our knowledge, none of our employees are subject to collective bargaining agreements. Some of our employees in Europe may be members of trade unions, but local data privacy laws prohibit us from asking them about their membership in trade unions, and they are not required to inform us.

Directors and Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.

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

On May 25, 2007, our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is The Bank of New York Mellon, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the U.S. and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Businesses

Interest rate fluctuations could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates may adversely affect the profitability of these products.

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

In both the U.S. and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new mortgage insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with adjustable rate mortgages (“ARM”) which could have the effect of increasing default rates on ARM loans and thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance business, where ARMs are the predominant mortgage product. ARMs also have increased as a percentage of the U.S. mortgage loans that we insure.

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

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolios. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Additionally, recent volatility and uncertainty in the sub-prime residential market has resulted in increased interest rates and delinquency rates. These developments have had an adverse impact on our U.S. mortgage insurance business, as well as our investments in securities backed by sub-prime residential mortgage loans. See “—A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.”

Downturns and volatility in equity and credit markets could adversely affect our business and profitability.

Significant downturns and volatility in equity and credit markets could have an adverse effect on our financial condition and results of operations in several ways.

Equity markets

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.

Our revenues and returns from our mutual fund wrapped and separately managed account products and services could also be impacted by downturns and volatility in equity markets. Because these products and services generate fees generally from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

Credit markets

Issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments if there are downturns and volatility in credit markets. As of December 31, 2007 and 2006, we had fixed maturity securities in or near default (where the issuer has missed payment of principal or interest or entered bankruptcy) with a fair value of $11 million and $16 million, respectively. An economic downturn, or a variety of other factors, could cause declines in the value of our fixed maturity securities portfolio and cause our net income to decline.

During 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. In addition, this downturn has an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products.

Investors in certain of our institutional products, such as FABNs and funding agreements, may be encouraged not to exercise their option to extend maturity dates in favor of investment alternatives offering higher returns or different liquidity features if there are downturns and volatility in credit markets. Because we earn a spread between interest earned and interest credited on these institutional products under management, the failure of investors in these products to extend the maturity dates could reduce our revenues and profitability by reducing institutional product liabilities we manage. In addition, the earlier-than-anticipated maturity of these institutional funds on deposit may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Our principal life insurance companies currently have financial strength ratings of “AA-” (Very Strong) from S&P and Fitch, “A+” (Superior) from A.M. Best and “Aa3” (Excellent) from Moody’s. Our mortgage insurance companies currently have financial strength ratings of “AA” (Very Strong) from S&P and Fitch, “Aa2” (Excellent) from Moody’s and/or “AA” (Superior) from DBRS. The “A+” rating is the second-highest of A.M. Best’s 15 ratings. The “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 21 ratings categories, respectively. The “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories, respectively. The “AA” and “AA-” ratings are the third- and fourth-highest of Fitch’s 21 ratings categories. The “AA” rating is the second highest of DBRS’s ten ratings categories.

In early 2008, Moody’s and S&P, as part of a broad reassessment of the U.S. mortgage insurance industry, affirmed the ratings of our principal mortgage insurance subsidiaries and, at the same time, changed the rating outlook from stable to negative.

A downgrade in any of our financial strength ratings, or the announced potential for a downgrade, could have a significantly adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	requiring us to post additional collateral or terminate contracts under the terms of the International Swaps and Derivatives Association agreements with derivative counterparties;

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance; and

•	increasing our cost of borrowing.

If our mortgage insurance companies’ financial strength ratings decrease below the thresholds established by Fannie Mae and Freddie Mac, we would not be able to insure mortgages purchased by Fannie Mae or Freddie Mac. Fannie Mae and Freddie Mac currently require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least AA-/Aa3 (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions. As of December 31, 2007, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the U.S. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have an adverse effect on our financial condition and results of operations.

In addition, the current maximum rate on our non-recourse funding obligations may be reset to higher rates based on rating agency downgrades of the third-party financial guaranty insurance companies that guaranteed these obligations.

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

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition. We recently increased our loss reserves for our U.S. mortgage insurance business as a result of an increase in delinquencies, along with an increase in the average loan balance of mortgage loan delinquencies. See “—Risks Relating to Our U.S. Mortgage Insurance Segment” below.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal on our current and any future borrowings. These obligations also include amounts we owe to GE under the tax matters agreement that we and GE entered into in connection with our IPO. If the cash we receive from our subsidiaries pursuant to dividend payment and tax sharing arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, are also subject to various guidelines established by the rating agencies for us to maintain our ratings.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our retirement and protection markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share. The principal direct and indirect competitors for our U.S. and increasingly, international mortgage insurance businesses include other private mortgage insurers, structured transactions in the capital markets, other financial instruments designed to manage credit risk, such as credit default swaps and credit linked notes, lenders who forego mortgage insurance, or self-insure, on loans held in their portfolios, and lenders that provide mortgage reinsurance through captive mortgage reinsurance programs. Further, we also compete with governmental and quasi-governmental agencies, including in the U.S., the FHA and to a lesser degree, the VA, Fannie Mae and Freddie Mac. In Canada and some European countries, our mortgage insurance business competes directly with government entities, which provide comparable mortgage insurance. Government entities with which we compete typically do not have the same capital requirements and do not have the same profit objectives as we do.

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

Prior to the completion of the IPO, we ceded to UFLIC substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut, formerly known as The Travelers Insurance Company, as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected. See note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled.

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

Our mortgage insurance business is subject to additional laws and regulations. For a discussion of the risks associated with those laws and regulations, see “—Risks Relating to Our International Segment” and “—Risks Relating to Our U.S. Mortgage Insurance Segment.”

Our outsourcing arrangements could be adversely affected by changes in the political or economic stability of India or government policies in India, the U.S. or Europe.

We outsource certain services to international providers. For example, through arrangements with outsourcing providers in India, we have a substantial team of professionals who provide a variety of services to our insurance operations, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular.

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and disease pandemics. For example, a natural or man-made disaster or a disease pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance business. Disasters or a disease pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a disease pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a disease pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a disease pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.”

Risks Relating to Our Retirement and Protection Segment

We may face losses if morbidity rates, mortality rates or unemployment rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under long-term care insurance policies and annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing assumptions have been established. For example, changes in socio-demographics and behavioral trends may have an adverse impact on our future loss trends. Moreover, as a relatively new product in the market, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

Deferred acquisition costs (“DAC”) represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the present value of future profits (“PVFP”), represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period.

We may be required to recognize impairment in the value of our goodwill, which would increase our expenses and reduce our profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as an expense in the current period.

Our reputation in the long-term care insurance market may be adversely affected by the announced rate action on our in-force long-term care insurance products.

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, we had not previously increased premiums on any in-force long-term care insurance policies issued by us. Our ability to continue to market and sell new long-term care insurance products after such action is communicated and implemented and our ability to retain existing policyholders, agent attrition, independent channel market share and morbidity trends may be impacted by the market/consumer perception and existing competitors’ differentiation strategy.

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

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our universal life insurance policies, increased persistency that is the result of the sale of policies by the insured to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies.

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

Regulations XXX and AXXX may have an adverse effect on our financial condition and results of operations by requiring us to increase our statutory reserves for term and universal life insurance or incur higher operating costs.

The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees. In addition, Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (more commonly known as “Regulation AXXX”) requires insurers to establish additional statutory reserves for certain universal life insurance policies with secondary guarantees. Virtually all of our newly issued term and universal life insurance products are now affected by Regulations XXX and AXXX, respectively.

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot assure you that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Any change to or repeal of Regulation XXX or AXXX could reduce the competitive advantage of our reinsurance and capital management actions and could adversely affect our market position in the life insurance market.

In light of the current downturn in the credit markets and the increased spreads on asset-backed debt securities, we also cannot assure you that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. If we are unable to continue to implement those actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, or reduce our sales of these products. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

If demand for long-term care insurance either declines or remains flat, we may not be able to execute our strategy to expand our long-term care insurance business.

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 38% to approximately $630 million in 2007, according to LIMRA International. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. However, our individual long-term care insurance sales and our annualized first-year premiums have remained flat over the preceding year. If the market for long-term care insurance continues to remain flat, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

Risks Relating to Our International Segment

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

Our international operations generate revenues denominated in local currencies. For the years ended December 31, 2007, 2006 and 2005, 24%, 21% and 21%, respectively, of our revenues, and 50%, 37% and 30%, respectively, of our income from continuing operations, which included net investment gains (losses) and our Corporate and other activities, were generated by our international operations. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2007 and 2006, approximately 12% and 10%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. For example, our net income for the year ended December 31, 2007 included $52 million, net of tax, due to the favorable impact of changes in foreign exchange rates. In addition, because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening U.S. dollar.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.

We may face losses if unemployment rates differ significantly from our pricing expectations.

We set prices for our payment protection insurance based upon expected claims and payment patterns. These expectations reflect our assumptions regarding unemployment levels. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our payment protection insurance business than we had projected.

A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.

As in the U.S. mortgage insurance business, our premium rates vary with the perceived risk of a claim on the insured loan and our ability to properly determine eligibility and pricing is dependent upon our underwriting and other operational practices, which may vary across jurisdictions. Deficiencies in actual practice in this area could have an adverse impact on our results. The premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage we provide. If defaults on mortgages increase because of an economic downturn or for reasons we failed to take into account adequately, this could have an adverse effect on our financial condition and results of operations.

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our mortgage insurance increases or the severity of such defaults exceeds our expectations.

As in the U.S., a deterioration in economic conditions internationally may increase the likelihood that borrowers in a given country will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home price appreciation, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss. A substantial economic downturn or decline in recent significant home price appreciation could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or declines in recent significant home price appreciation in areas where a large portion of our business is concentrated.

A significant portion of our international mortgage insurance risk in-force consists of loans with high loan-to-value ratios, which generally result in more and larger claims than loans with lower loan-to-value ratios.

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

Our international mortgage insurance business is subject to substantial competition from government-owned and government-sponsored enterprises in our mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with the CMHC, a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the U.S., these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”

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

Changes in regulations could affect our international operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our international mortgage insurance operations.

The Canadian Department of Finance has informed us that they intend to review the guarantee agreement with the Canadian government and target completion of this by the middle of 2008. Although we believe the Canadian government will preserve the guarantee and maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, changes will be made to the terms of the guarantee. In the second quarter of 2006, the aggregate cap for all Canadian licensed mortgage insurers guaranteed polices was increased to CDN $200 billion, which facilitates our ongoing ability to offer mortgage insurance products under the guarantee. The failure of the Canadian government to maintain the guarantee on terms similar to the current guarantee could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations.

APRA regulates all financial institutions in Australia, including general, life and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for depository institutions. APRA’s current regulations provide for reduced capital requirements for certain depository institutions that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depository institution’s perspective.

Under rules adopted by APRA effective January 1, 2008 in connection with the Basel II framework, certain approved deposit-taking institutions (“ADIs”) in Australia are now required to hold less capital on high loan-to-value mortgage loans and will receive a capital incentive for using mortgage insurance, but at a reduced level when compared to previous regulations in Australia. The rules also provide that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, which may have an adverse affect on our Australian business.

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

Risks Relating to Our U.S. Mortgage Insurance Segment

Our claims expenses and loss reserves have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

During 2007, we experienced an increase in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures, especially in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of insured mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. In particular, the Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in its housing markets as well as a decline in home prices.

The foregoing factors have contributed to an increase in our incurred losses and loss reserves. While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation may cause further increases in our incurred losses and related loss ratio. As of December 31, 2007, approximately 70% of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

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

We also provide mortgage insurance for “Alt-A” loans, loans with an initial “Interest Only” payment option and other “non-traditional” loans. Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans. We generally charge higher premiums for mortgage insurance on Alt-A loans than on fully documented loans. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. We impose credit score, occupancy type and loan-to-value restrictions on these loans. Although historical information is limited, we believe interest only loans may pose a higher risk of claims due to features such as deferred amortization of the loan. If defaults on Alt-A or Interest Only or other “non-traditional” loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

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

A substantial economic downturn, or decline in recent significant home price appreciation across the entire U.S. or globally, could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or declines in home price appreciation in states where a large portion of our business is concentrated. As of December 31, 2007, approximately 50% of our U.S. risk in-force was concentrated in ten states with 9% in Florida, 7% in Texas and 6% in New York. We have increased loss reserves as a result of a material increase in delinquencies and foreclosures, especially in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. We believe that the U.S. housing market has slowed significantly and that home price appreciation has turned negative in the majority of markets. In addition, there has been a significant increase in default and foreclosure levels especially in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home price appreciation resulting in defaults not being supported by adequate levels of embedded home price appreciation. We believe this overall pressure on the housing market has begun to affect the performance of other mortgage products that we insure, including A minus, Alt-A and adjustable rate mortgages.

In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies, resulting in increases in paid claims and loss reserves. The Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in their housing markets as well as a decline in home prices. While our portfolio concentration in the Great Lakes region is less than 10% of our total risk in-force, this region’s weakness has contributed disproportionately to the increase in our U.S. paid losses. Continued and prolonged adverse economic conditions or declines in recent significant home price appreciation in these areas could result in high levels of claims and losses, which could have an adverse effect on our financial condition and results of operations.

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market.

Our mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages—generally, those home buyers who make down payments of less than 20% of their home’s purchase price. The largest purchasers and guarantors of mortgage loans in the U.S. are Fannie Mae and Freddie Mac, which were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. Fannie Mae and Freddie Mac purchased approximately 44% for the year ended December 31, 2007 and approximately 28% for each of the years ended December 31, 2006 and 2005 of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. We believe the increase in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for flow private mortgage insurance during 2007. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. These provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the U.S. Fannie Mae and Freddie Mac are also subject to regulatory oversight by HUD and OFHEO. As of December 31, 2007, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity could have an adverse effect on our financial condition and results of operations.

Increasing consolidation among mortgage lenders, including the impact of recently announced transactions, will continue to result in significant customer concentration for U.S. mortgage insurers. As a result of this significant concentration, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae, Freddie Mac and our largest mortgage lending customers, a deterioration in any of these relationships, or the loss of business from any of our key customers, could have an adverse effect on our financial condition and results of operations. In addition, if the FHLB’s reduce their purchases of mortgage loans, purchase uninsured mortgage loans or use other credit-enhancement products, this could have an adverse affect on our financial condition and results of operations.

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 78% and 85% of our U.S. gross premiums written in each of the years ended December 31, 2007 and 2006, respectively, were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the U.S. generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 65%, 73% and 79% for the years ended December 31, 2005, 2006 and 2007, respectively. A decrease in persistency in the U.S. generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations.

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

80%. The volume of simultaneous second loans decreased substantially during 2007 due to reduced liquidity in the secondary mortgage market.

•	using government mortgage insurance programs, including those of the FHA and the VA;

•	holding mortgages in the lenders’ own loan portfolios and self insuring;

•	using programs, such as those offered by Fannie Mae and Freddie Mac, requiring lower mortgage insurance coverage levels;

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

We cede a portion of our U.S. mortgage insurance business to mortgage reinsurance companies affiliated with our mortgage lending customers, and this could reduce our profitability.

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. For the year ended December 31, 2007, approximately 56% of our U.S. primary new risk written was subject to captive mortgage reinsurance as compared to approximately 58% in 2006. U.S. premiums ceded to these reinsurers were $164 million, $136 million and $135 million for the years ended December 31, 2007, 2006 and 2005, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and thereby covering some portion of losses.

We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with government-owned and government-sponsored enterprises, including the FHA and, to a lesser degree, the VA, Fannie Mae and Freddie Mac, as well as local and state housing finance agencies.

Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage in some respects. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

Changes in regulations that affect the U.S. mortgage insurance business could affect our operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our mortgage insurance operations.

U.S. federal and state regulations affect the scope of our competitors’ operations, which has an effect on the size of the mortgage insurance market and the intensity of the competition in our mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser degree, the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. The Economic Stimulus Act of 2008 temporarily raised the FHA loan limits, in some cases up to the GSE limits, including the limits for loans in high-cost areas of the country. In addition, the HUD secretary was granted discretionary authority to raise such limits an additional $100,000. The FHA has also streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

We believe the revisions to Basel II may also encourage growth of U.S. mortgage insurance. Basel II adoption in the U.S. is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If the U.S. implements Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, also is subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, ECOA, the Fair Housing Act, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business. For example, HUD was considering a rule that would exempt certain mortgages that provide a single price for a package of settlement services from the prohibition in RESPA against payments for referrals of settlement service business. If mortgage insurance were included among the settlement services that, when offered as a package, would be exempt from this prohibition, then mortgage lenders would have greater leverage in obtaining business concessions from mortgage insurers.

In May 2002, the Office of Thrift Supervision (“OTS”) amended its capital regulations to remove the 80% loan-to-value standard from the definition of “qualifying mortgage loan,” instead incorporating the federal Interagency Guidelines for Real Estate lending, which do not contain an explicit loan-to-value standard but provide that an institution should require credit enhancement for a loan with a loan-to-value equal to or exceeding 90%. The capital regulations assign a lower risk weight to qualifying mortgage loans than to non-qualifying loans. As a result, these amended regulations no longer penalize OTS-regulated institutions for retaining loans that have loan-to-value ratios between 80% and 90% without credit enhancements. Other regulators, including the U.S. Federal Deposit Insurance Corporation, also do not explicitly refer to a loan-to-value standard but do refer to the Interagency Guidelines.

Our U.S. mortgage insurance business could be adversely affected by legal actions under RESPA.

RESPA prohibits paying lenders for the referral of settlement services, including mortgage insurance. This precludes us from providing services to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. A number of lawsuits, including some that were class actions, have challenged the actions of private mortgage insurers, including our company, under RESPA, alleging that the insurers have provided or received products or services at improperly set prices in return for the referral of mortgage insurance. We and several other mortgage insurers, without admitting any wrongdoing, reached a settlement in these cases. Certain lenders have also been sued in class action lawsuits in which plaintiffs allege that captive reinsurance transactions with lender-affiliated reinsurers relating to mortgage insurance violate RESPA. We cannot predict whether plaintiffs will institute new litigation against private mortgage insurers, including us, seeking damages or relief under RESPA. In addition, U.S. federal and state officials are authorized to enforce RESPA and to seek civil and criminal penalties, and we cannot predict whether these proceedings might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our financial condition and results of operations.

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

We entered into a tax matters agreement with GE in connection with the IPO. We refer to this agreement as the Tax Matters Agreement. Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 15 years. This fixed obligation, the estimated present values of which were $360 million and $380 million as of December 31, 2007 and 2006, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operation. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company. In connection with the sale of our group life and health insurance business previously mentioned, we were required to pay GE approximately $30 million pursuant to the Tax Matters Agreement. This payout represented accelerated tax benefits.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2007 was $360 million. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,000 square feet. In addition, we lease approximately 531,000 square feet of office space in 44 locations throughout the U.S. We also own two buildings outside the U.S. with approximately 42,000 square feet, and we lease approximately 458,000 square feet in 75 locations outside the U.S.

Most of our leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 17 years. Our aggregate annual rental expense under all leases was $34 million during the year ended December 31, 2007.

We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as capital reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in January 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries.

In November 2006, one of our subsidiaries received a grand jury subpoena from the United States Department of Justice, Antitrust Division, and a subpoena from the SEC, each requiring the production of documents and information related to an investigation into alleged bid-rigging involving the sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third-party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations and responding to the subpoenas.

Antitrust authorities in the U.K. conducted an investigation of the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also examined various insurance products sold to store cardholders. These products include payment protection insurance, purchase protection and price protection. In March 2006, the U.K. antitrust authorities published their final report in which they concluded that there are features in the store card sector that have had an adverse effect on competition. The remedies required by the antitrust authorities relating to the various insurance products sold to store cardholders, including a requirement that the store card sector of the retail financial services market in the U.K. offer payment protection insurance separately from other elements of store card insurance, have been in place since March 2007. We cannot predict the effect that the remedies required by the antitrust authorities may have on the store card sector in the U.K. and the sale of insurance products linked to store cards, the wider payment protection insurance sector in the U.K. or our payment protection business in the U.K.

The U.K. antitrust authorities are also conducting a review of the payment protection insurance sector. In October 2006, the antitrust authorities published their provisional findings, which concluded that there are features of the payment protection insurance market, which may be adversely affecting competition. In February 2007, the antitrust authorities announced that a further and more thorough investigation of the payment protection insurance market is being undertaken. Further to that investigation, we have responded to a number of industry-wide information requests and are cooperating with the inquiries. The most recent interim report published by the antitrust authorities indicated that the investigation would be focusing on the retail sector rather than the underwriting sector of the payment protection insurance market.

Also in the U.K., the FSA conducted an industry-wide review of payment protection insurance products in 2005 and issued a report that was critical of some of the sales methods used by distributors of payment protection insurance products. Our U.K. payment protection insurance business only acts as an underwriter of payment protection insurance products. The FSA in 2006 and 2007 completed further reviews of payment protection insurance products. Although the FSA concluded that there have been improvements since 2005, the FSA identified a number of areas of concern, in particular relating to sales practices. During 2007, the FSA conducted a further review examining whether additional regulation of payment protection insurance products is required.

We cannot predict the effect these investigations may have on the wider payment protection insurance sector in the U.K. or on our payment protection business in the U.K.

In October 2007, one of our subsidiaries, Genworth Life Insurance Company of New York, received an industry-wide subpoena from the New York Attorney General’s Office seeking documents and information relating to our long-term care insurance business in New York. We are cooperating with the New York Attorney General’s Office in responding to the subpoena.

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

Market for Common Stock

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, for the periods indicated:

	High	Low
2007
First Quarter	$37.16	$33.69
Second Quarter	$37.00	$34.05
Third Quarter	$35.43	$26.50
Fourth Quarter	$32.33	$23.26

	High	Low
2006
First Quarter	$35.37	$31.53
Second Quarter	$35.22	$31.37
Third Quarter	$36.27	$33.06
Fourth Quarter	$36.47	$32.18

As of February 15, 2008, we had 159 holders of record of our Class A Common Stock.

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

The following graph compares the cumulative stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Stock Index and the S&P 500 Insurance Index. The graph assumes that $100 was invested on May 25, 2004 (the date on which public trading in our Class A Common Stock commenced) in our Class A Common Stock and each of the indices described, and that all dividends were reinvested.

	May 25, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Genworth Financial	$100.00	$138.83	$179.47	$179.17	$134.89
S&P 500 Insurance Index	$100.00	$101.52	$115.84	$133.69	$118.87
S&P 500®	$100.00	$110.05	$115.46	$128.47	$140.00

Dividends

In the first and second quarters of 2007, we declared common stock dividends of $0.09 per share, or $39 million and $40 million, respectively, which were paid in the second and third quarters of 2007, respectively. During the third quarter of 2007, we raised the quarterly dividend by 11% to $0.10 per share and declared dividends on our common stock of $44 million, which was paid during the fourth quarter of 2007. In the fourth quarter of 2007, we declared common stock dividends of $0.10 per share, or $44 million, which was paid in January 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.

In the first and second quarters of 2006, we declared common stock dividends of $0.075 per share, or $34 million and $35 million, respectively, which were paid in the second and third quarters of 2006, respectively. During the third quarter of 2006, we raised the quarterly dividend by 20% to $0.09 per share and declared dividends on our common stock of $40 million, which was paid during the fourth quarter of 2006. In the fourth quarter of 2006, we declared common stock dividends of $0.09 per share, or $40 million, which was paid in January 2007.

Our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share.

Prior to the settlement of the Equity Units in May 2007, we paid quarterly contract adjustment payments with respect to our Equity Units at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. In May 2007, we issued 25.5 million shares of our Class A Common Stock pursuant to the settlement of the purchase contracts that were originally issued as components of our Equity Units. In May 2007, we repurchased 16.5 million shares of our Class A Common Stock in a private transaction for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of common stock pursuant to the settlement of purchase contracts that were components of our Equity Units. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment was calculated based on the arithmetic mean of the volume weighted average price of our Class A Common Stock during the term of the agreement, less a discount. In October 2007, this forward contract was settled resulting in the broker/dealer counterparty’s delivery of $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We are a holding company and have no direct operations. As a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. Our insurance subsidiaries are subject to the laws of the jurisdictions in which they are domiciled and licensed and consequently are limited in the amount of dividends that they can pay. See “Item 1—Business—Regulation.”

Issuer Purchases of Equity Securities

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1, 2007 through October 31, 2007 (2)	2,420,000	$—	2,420,000	$—
November 1, 2007 through November 30, 2007 (2)	85,537	$—	85,537	—
December 1, 2007 through December 31, 2007	969,000	$24.93	969,000	976

Total	3,474,537	$24.93	3,474,537	$976

(1)	On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally, on March 20, 2007, our Board of Directors increased the size of this stock repurchase program by $600 million to $1,100 million. In August 2007, we completed that stock repurchase program. On November 30, 2007, our Board of Directors approved a new stock repurchase program, authorizing us to repurchase up to $1.0 billion of our common stock through the end of 2009.
(2)	In May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker/dealer counterparty for an initial aggregate purchase price of $600 million. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjected the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment was calculated based on the arithmetic mean of the volume weighted average price of our Class A Common Stock during the term of the agreement, less a discount. In October 2007, this forward contract was settled resulting in the broker/dealer counterparty’s delivery of $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007.

Item 6.	Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to changes in accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007, and share-based payments and pension and other postretirement plan obligations in 2006), which are included in “Item 8—Financial Statements and Supplementary Data.”

The financial information in this Annual Report on Form 10-K has been derived from our financial statements, which have been prepared as if Genworth had been in existence throughout all periods. Our consolidated financial statements include, for all periods, the insurance businesses that we acquired from GE subsidiaries in connection with our corporate formation on May 24, 2004. Until the corporate formation, our financial statements also included the businesses that were owned by GE Financial Assurance Holdings, Inc. (“GEFAHI”) but not transferred to us in connection with our corporate formation.

	Years ended December 31,
(Amounts in millions, except per share amounts)	2007	2006	2005	2004	2003 (1)
Consolidated Statements of Income Information
Revenues:
Premiums	$6,330	$5,802	$5,638	$5,936	$6,099
Net investment income	4,135	3,787	3,489	3,600	4,000
Net investment gains (losses)	(332)	(69)	(1)	27	12
Insurance and investment product fees and other	992	765	660	804	887

Total revenues	11,125	10,285	9,786	10,367	10,998

Benefits and expenses:
Benefits and operating expenses	9,038	8,068	7,748	8,566	9,553
Interest expense	481	364	293	217	140

Total benefits and expenses	9,519	8,432	8,041	8,783	9,693

Income from continuing operations before income taxes and cumulative effect of accounting change	1,606	1,853	1,745	1,584	1,305
Provision for income taxes	452	570	559	475	384

Income from continuing operations before cumulative effect of accounting change	$1,154	$1,283	$1,186	$1,109	$921

Earnings from continuing operations per common share (2):
Basic	$2.62	$2.81	$2.50	$2.27	$1.88

Diluted	$2.58	$2.73	$2.45	$2.26	$1.88

Shares outstanding (2):
Basic	439.7	455.9	475.3	489.5	489.5

Diluted	447.6	469.4	484.6	490.5	489.5

Cash dividends declared per common share (3)	$0.38	$0.33	$0.28	$0.13

	Years ended December 31,
(Amounts in millions)	2007	2006	2005	2004	2003 (1)
Selected Segment Information
Total revenues:
Retirement and Protection	$7,559	$7,365	$6,882	$7,190	$7,654
International	2,689	2,144	2,103	2,083	1,982
U.S. Mortgage Insurance	805	658	607	609	665
Affinity (4)	—	—	—	218	566
Corporate and Other	72	118	194	267	131

Total	$11,125	$10,285	$9,786	$10,367	$10,998

Income (loss) from continuing operations before cumulative effect of accounting change:
Retirement and Protection	$565	$673	$694	$570	$535
International	580	469	359	285	252
U.S. Mortgage Insurance	171	262	238	224	181
Affinity (4)	—	—	—	(14)	16
Corporate and Other	(162)	(121)	(105)	44	(63)

Total	$1,154	$1,283	$1,186	$1,109	$921

Consolidated Balance Sheet Information
Total investments	$70,800	$68,573	$66,020	$64,307	$77,818
All other assets (5)	43,515	40,316	37,692	37,728	23,750
Assets associated with discontinued operations	—	1,982	1,942	1,843	1,863

Total assets	$114,315	$110,871	$105,654	$103,878	$103,431

Policyholder liabilities	$72,977	$70,793	$69,716	$67,652	$65,120
Non-recourse funding obligations	3,455	2,765	1,400	900	600
Short-term borrowings	200	199	152	559	2,239
Long-term borrowings	3,903	4,021	3,436	3,142	529
All other liabilities	20,302	18,340	16,239	17,453	17,792
Liabilities associated with discontinued operations	—	1,423	1,401	1,306	1,351

Total liabilities	$100,837	$97,541	$92,344	$91,012	$87,631

Accumulated other comprehensive income	$727	$1,157	$1,404	$1,608	$1,672
Total stockholders’ equity	$13,478	$13,330	$13,310	$12,866	$15,800

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$6,711	$7,234	$6,672	$6,439	$7,021
Asset valuation reserve (8)	$430	$439	$416	$427	$413

(1)	On August 29, 2003, we sold our Japanese life insurance and domestic auto and homeowners’ insurance businesses for aggregate cash proceeds of approximately $2.1 billion, consisting of $1.6 billion paid to us and $0.5 billion paid to other GE affiliates, plus pre-closing dividends.
(2)

Basic and diluted earnings from continuing operations per common share are calculated by dividing income from continuing operations for the years ended December 31, 2007, 2006 and 2005 by 439.7 million, 455.9 million and 475.3 million weighted average basic shares outstanding, respectively, and by 447.6 million, 469.4 million and 484.6 million weighted average diluted shares outstanding, respectively. Weighted average shares outstanding for the year ended December 31, 2004 are determined as if our reorganization had occurred at the beginning of the year. Basic and diluted earnings from continuing operations per common share are calculated by dividing income from continuing operations by 489.5 million shares outstanding for the year ended December 31, 2003. The number of shares used in our calculation of diluted earnings per common share in 2004, 2005, 2006 and 2007 is affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, restricted stock units and stock appreciation rights and is calculated using the treasury method.
(3)	Following the completion of the IPO, we declared quarterly dividends of $0.065 per common share in the third and fourth quarters of 2004 and first and second quarters of 2005. We declared quarterly dividends of $0.075 per common share in the third and fourth quarters of 2005 and first and second quarter of 2006. During the third quarter of 2006, we increased the quarterly dividend 20% and declared dividends of $0.09 per common share in the third and fourth quarters of 2006 and the first and second quarters of 2007. During the third quarter of 2007, we increased the quarterly dividend 11% and declared dividends of $0.10 per common share in the third and fourth quarters of 2007.
(4)	Reflects the results of businesses that were owned by GEFAHI but were not transferred to us in connection with our corporate formation, including (a) the partnership marketing group business, (b) an institutional asset management business, and (c) several other small businesses that were not part of our core ongoing business.
(5)	Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that is included in “all other assets.” For a discussion of this transaction, refer to note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Information from Annual Statements of our U.S. insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and are prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. It also includes the statutory capital and surplus of our discontinued operations for the years ended December 31, 2006, 2005, 2004 and 2003.
(8)	Includes the asset valuation reserve of our discontinued operations for the years ended December 31, 2006, 2005, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are a leading financial security company in the U.S. with an expanding international presence. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer Medicare supplement insurance and wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products principally include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, FABNs and GICs. For the year ended December 31, 2007, our Retirement and Protection segment’s net income and net operating income were $565 million and $762 million, respectively.

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2007, our International segment’s net income and net operating income were $580 million and $585 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2007, our U.S. Mortgage Insurance segment’s net income and net operating income were $171 million and $167 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the year ended December 31, 2007, Corporate and Other activities had a loss from continuing operations and a net operating loss of $162 million and $141 million, respectively.

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

In connection with our corporate formation and the IPO, we entered into a number of arrangements with GE governing our separation from GE and a variety of transition and other matters, including our relationship with GE while GE remained a significant stockholder in our company. These arrangements include several significant reinsurance transactions with UFLIC, an indirect subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC all of our structured settlement contracts and substantially all of our variable annuity contracts, and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company. In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. We continue to service the blocks of business that we reinsured, which preserves our operating scale and enables us to service and grow our new sales of these products. In addition, as part of the reinsurance transactions, UFLIC ceded to us substantially all of its in-force blocks of Medicare supplement insurance.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements. Our consolidated financial statements included our group life and health insurance business which was presented in our consolidated financial statements as discontinued operations until sold in May 2007. See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for further discussion of our discontinued operations.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement and Protection. The revenues in our Retirement and Protection segment consist primarily of:

•	net premiums earned on individual life, individual and group long-term care, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•

insurance and investment product fees and other, including surrender charges, mortality and expense risk charges, primarily from variable annuity and universal life insurance policies, management fees and commissions from managed money products, and other administrative charges.

•	International. The revenues in our International segment consist primarily of:

•	net premiums earned on international mortgage and payment protection insurance policies;

•	net investment income and net investment gains (losses) on the separate investment portfolio held by our international mortgage insurance and payment protection insurance businesses; and

•	insurance and investment product fees and other, primarily third-party administration fees from our payment protection insurance business.

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies and premiums assumed through our inter-segment reinsurance and capital maintenance agreement with our international mortgage insurance business;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of:

•	net premiums, insurance and investment product fees, income from non-core businesses and eliminations of inter-segment transactions; and

•	unallocated net investment income and net investment gains (losses).

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Retirement and Protection segment using an approach based principally upon the investment portfolios established to support the segment’s products and targeted capital levels. We do not allocate net investment gains (losses) from Corporate and Other to our International or U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment results, respectively.

Prior to 2006, all net investment gains (losses) were recorded in Corporate and Other and were not reflected in the results of any of our other segments.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•

acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

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

General conditions and trends affecting our businesses

Volatility in credit markets. During 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe these credit market conditions in 2007 contributed to an increase in net unrealized investment losses of $1.6 billion, before tax and other offsets, during 2007 in our $55.2 billion investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities, partially offset by the effects of a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. We expect to experience continued volatility in the valuation of our investments in fixed maturity securities, as well as generally higher level of credit-related investment losses, including additional impairments on our investment portfolio. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio. In addition, a weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our commercial paper or long-term debt financing activities during the year ended December 31, 2007.

See additional trends related to volatile credit markets in “—Developments affecting our product lines.”

Interest rate fluctuations. Fluctuations in market interest rates and the related yield curve may have a significant effect on our sales of interest-sensitive insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

In our Retirement and Protection segment, low market interest rates may reduce the spreads between the amounts we credit fixed annuity and individual life policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. These actions can also reduce the sales volume of such products. A gradual increase in longer term interest rates along with an upwardly sloping yield curve generally will have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

The pricing and expected future profitability of our term life and long-term care insurance products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our long-term care insurance products. However, we actively hedge this exposure through various financial instruments, including derivative instruments. Although we have currently hedged more than 50% of our in-force cash flows, we cannot guarantee that the market conditions will allow us to maintain this strategy for the life of the in-force block. In addition, we assess the need for increases in product pricing if interest rates are anticipated to move to or remain at lower levels than targeted in product designs. The impact of interest rate fluctuations on our term life insurance products is minimal.

In our U.S. Mortgage Insurance segment, increasing interest rates, along with other factors, in 2004 through 2006 contributed to fluctuations in new mortgage originations in the U.S. since 2003. The level of new mortgage originations was $2,430 billion, $2,980 billion, $3,120 billion and $2,920 billion for the years ended December 31, 2007, 2006, 2005 and 2004, respectively. This compares to $3,945 billion of new mortgage originations for the year ended December 31, 2003. We believe the decrease in mortgage originations since 2003 was principally driven by three factors. First, mortgage originations during 2007 were negatively impacted by a lack of liquidity for non-agency mortgages (i.e., loans not eligible for purchase by the respective GSEs). As losses from mortgage loans increased generally during 2007, capital markets funding for non-agency mortgage originations declined substantially. Second, rising interest rates during the period from 2004 through 2006 made refinancing of existing mortgages less attractive to consumers than in prior years. Consequently, this reduction in refinancing activity contributed to an increase in persistency in our U.S. flow mortgage insurance business, from 46% for the year ended December 31, 2003 to 65%, 73% and 79% for the years ended December 31, 2005, 2006 and 2007, respectively. Finally, the combined effect of lower or negative home price appreciation, the tightening of underwriting standards and lower liquidity in mortgage securitization markets during 2007 all contributed to reduced mortgage originations as further described in “—Developments affecting our product lines.” Downward pressure on mortgage interest rates in 2008 could increase the level of refinanced mortgage originations in the near term. Such an increase in refinancing of existing loans could have an adverse impact on our persistency levels going forward. However, a general tightening in underwriting standards within the mortgage industry coupled with depreciating home prices could limit some borrowers’ ability to refinance into new loans and mitigate the potential adverse pressure on persistency. Conversely, interest rate increases could have a favorable impact on persistency and an adverse impact on new mortgage originations. With home price appreciation turning negative in the majority of markets in 2007 and expected to remain negative in 2008, our U.S. flow persistency rate could be positively impacted going forward. As persistency remains at current levels or increases and existing policies remain in-force, associated claims with those policies could have an adverse impact on total losses going forward.

Investment portfolio. Our current investment strategy is to optimize investment income without relying on realized investment gains. Our overall investment yield increased from 5.6% for the year ended December 31, 2005 to 5.8% for the year ended December 31, 2006 and increased to 5.9% for the year ended December 31, 2007. We seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk with higher returns when we believe that it is prudent to do so.

Globalization. Historically, we have derived a majority of our net income from our operations in the U.S. However, in recent years, our International segment has grown and has had an increasing impact on our financial condition and results of operations. For the years ended December 31, 2007, 2006 and 2005, 50%, 37% and 30% of our income from continuing operations, respectively, were generated by our international operations. These increases were largely due to growth in our international mortgage and payment protection insurance businesses. We are exposed to the impact of fluctuations in exchange rates as we translate the operating results of and our net investment in our foreign operations into our financial statements. As a result, period-to-period comparability of our results of operations and stockholders’ equity is affected by fluctuations in exchange rates. The year-over-year increase in our net income for the years ended December 31, 2007, 2006 and 2005 included $52 million, $12 million and $4 million, respectively, due to the favorable impact of changes in foreign exchange rates. In addition, for the years ended December 31, 2007, 2006 and 2005, the net increase (decrease) in stockholders’ equity of $433 million, $123 million and $(66) million, respectively, was due to the effect of changes in foreign exchange rates on the net investment in our foreign subsidiaries. Our four principal foreign currencies are the Canadian dollar, the Australian dollar, the British pound and the Euro.

Operating cost reductions and efficiencies. We continually focus on efficiently managing our cost base while maintaining strong service levels for our customers. We expect to accomplish this goal in each of our operating units through a wide range of cost management disciplines, including consolidating duplicate operations, using low-cost operating locations, reducing supplier costs, leveraging process improvement efforts, forming dedicated teams to identify opportunities for efficiencies and investing in new technology, particularly for web-based, digital processes.

Developments affecting our product lines

Managed money. We offer asset management products to individual investors and support services for independent broker/dealers and registered investment advisors. The asset management industry continues to experience rapid growth in the number of independent broker/dealer and registered investment advisors, as registered representatives leave large national firms to join independent firms or form their own firms. These new smaller firms need client and back office support services and technology solutions. Furthermore, individuals are increasingly transferring their assets to separately managed products. We expect these trends to continue and most likely accelerate in the future. As a result of these trends, we expanded our presence in this market with the fourth quarter of 2006 acquisition of AssetMark, a leading provider of open architecture asset management solutions to independent financial advisors. Our asset management products consist of separately managed accounts and managed mutual fund accounts upon which we receive a management fee based upon the amount of assets under management. The results of our asset management business are a function of net flows and investment performance of assets under management, both of which are influenced by the relative performance of our products’ underlying investments and the overall equity market environment.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed features we offer in variable products. We actively evaluate our competitive position based upon each of those features, and where possible, we make adjustments as appropriate to meet our target return thresholds.

The current low interest rate environment has reduced the attractiveness of some fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate environment has had an adverse impact on both sales and retention of fixed annuities with the latter resulting in an acceleration of the amortization of related deferred acquisition costs. In recent quarters, we have experienced improved spreads in fixed annuities associated with the runoff and interest crediting rate resets of lower return business. We expect these trends to continue.

We maintain our focus on our Income Distribution Series of variable annuity products. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Our Retirement and Protection segment previously issued a combined $9.3 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract as of December 31, 2007. The credit market conditions during 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during 2007, certain contractholders did not extend the maturity on approximately $2.1 billion of outstanding notes, of which $1.4 billion will mature during 2008. We do not believe that this trend will have a material effect on our financial position or liquidity.

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. During 2007, as a result of a competitive pricing environment, we experienced lower sales and lower persistency in term life insurance policies coming out of their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment, but we will work actively to address market segments with stronger sales potential and try to mitigate lapse risk associated with policies coming out of guaranteed premium periods.

Regulation XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates. In addition, Regulation AXXX requires insurers to establish additional statutory reserves for certain universal life insurance policies with secondary guarantees. As of December 31, 2007, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which $1.7 billion were wrapped by monoline credit enhancements subject to rate resets triggered by negative rating agency action on the monoline credit. During the third quarter of 2007, the interest rate we paid on $1.7 billion of those non-recourse funding obligations was contractually reset to the then current maximum rate due to lack of investor demand for these types of securities. In addition, in December 2007, the maximum rate on $500 million of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate from the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list. In January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate as a third-party financial guaranty insurance company that guaranteed these obligations was placed on a credit watch list. The maximum rate on these non-recourse funding obligations may be reset to higher rates based on further rating agency downgrades of the third-party financial guaranty insurance companies that guaranteed these obligations. We do not believe that these increases will have a material impact on our consolidated financial statements. To maintain and optimize product returns, we may, at our discretion, seek alternative and potentially more costly financing terms in the future depending upon market conditions.

Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive and could affect our future sales levels. As previously noted, we have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building our universal life insurance capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance products have been and may continue to be impacted by the increased competition and shift in distribution focus. Recent market conditions impacting securitization transactions may impact future life insurance sales which will necessitate our need to pursue alternative structures such as reinsurance and lines of credit.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. Industry-wide first-year annualized premiums of individual long-term care insurance increased approximately 4% for the year ended December 31, 2007 compared to the year ended December 31, 2006 according to the most recently published data by LIMRA International. Our sales growth over the past year reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we experienced sales growth in our recently introduced linked-benefits product during 2007. However, the continued low interest rate environment and the impact of lower termination rates on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the block. On July 26, 2007, we announced our plans to file for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing this rate increase. This block represents approximately $700 million, or 40%, of our total annual long-term care insurance premium in-force. The premium rate increase has been filed for regulatory approval in all 50 states with approvals received from 38 states.

International mortgage insurance. The results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Our international mortgage insurance business has continued to expand with favorable operating results. We believe there are indications that certain international housing markets may slow. In particular, we believe the economy in Spain is slowing, which will impact housing markets including decreased home price appreciation. We expect that the growth of our established international mortgage insurance business in Canada and Australia and our entry into and growth in new international markets will continue to contribute the majority of total revenues and profits of this business, while growth in new international markets will be flat to gradual in nature.

As a result of the expansion of our international mortgage insurance business in recent years, as of December 31, 2007, approximately 61% of our international risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Our payment protection insurance business continues to show growth from increased penetration of existing relationships and the addition of new distribution relationships in existing and new countries.

U.S. mortgage insurance. The results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rate trends, home price trends, mortgage origination volume and product mix and the levels and aging of mortgage delinquencies including seasonal trends.

We believe that the U.S. housing market has slowed materially and that home price appreciation has turned negative in the majority of markets. We also expect unemployment levels to increase as gross domestic product growth slows in 2008. In addition, there has been a significant increase in default and foreclosure levels especially in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market has begun to affect the performance of other mortgage products, including A minus, Alt-A and adjustable rate mortgages.

The foregoing factors have contributed to an increase in paid claims and increases in loss reserves as a result of a material increase in delinquencies and foreclosures. These trends are especially evident in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies. In particular, the Great Lakes region has experienced an economic slowdown and has seen a more pronounced weakness in its housing markets as well as a decline in home prices.

While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation may cause further increases in our incurred losses and related loss ratio. As of December 31, 2007, approximately 70% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

The demand for flow private mortgage insurance increased significantly during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was driven by a number of market conditions, which included increased regulatory and market focus on credit risk, ongoing tightening of underwriting standards, an increase in the volume of mortgages purchased by GSEs, the return to traditional fixed rate mortgages resulting in a decline in simultaneous second mortgages and mortgage insurance tax deductibility. We believe in 2007 the bulk mortgage insurance market decreased as a percentage of the overall primary insurance market, driven primarily by lower market liquidity and a dramatic decrease in non-prime mortgage-backed security issuances. We participate in selected segments of the bulk market where we believe we will be able to meet our targeted risk-adjusted returns and continue to evaluate additional opportunities this market presents. The rise in interest rates and lower or negative home price appreciation in the U.S. have contributed to rising persistency rates. The flow persistency rate for the year ended December 31, 2007 was 79%, which represents the highest persistency rate we have experienced in more than seven years.

Primary insurance in-force increased to $157.6 billion as of December 31, 2007, which represents a 39% increase from December 31, 2006. In addition, net earned premiums have grown from $486 million for the year ended December 31, 2006 to $615 million for the year ended December 31, 2007. These increases in primary insurance in-force and net earned premiums reflect an increase in both our flow and bulk product writings as a result of increased demand for private mortgage insurance as well as higher persistency. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force and related net earned premiums.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders in exchange for an agreed upon level of loss coverage if losses develop through specified threshold levels. For the year ended December 31, 2007, we recorded a reinsurance credit of $3 million under these captive reinsurance arrangements. We expect to reach the attachment point for reinsurance credit in 2008 for additional captive reinsurance arrangements as incurred losses continue to develop on our 2005 through 2007 books of business.

During the second half of 2007 and into 2008, we have taken various actions to reduce our new business risk profile including: underwriting guideline and pricing changes including a combination of price increases on Alt-A and A Minus loans, geographic limitations and tighter underwriting guidelines on lower credit and higher loan-to-value risks. We believe these underwriting and pricing actions will improve our underwriting results on these and future books of business under the anticipated economic and housing market environment.

Arrangements with GE

GE historically has provided a variety of products and services to us, and we have provided various products and services to GE. In connection with the IPO, we entered into a transition services agreement and various other agreements with GE that, together with a number of agreements that were in effect before the IPO, govern the relationship between GE and us. Many of these agreements were entered into to provide for our transition to a stand-alone company following the IPO. As of December 31, 2006, we no longer utilized any significant services from GE, although we continued to be a party to the following significant financial arrangements as noted below:

•	Tax Matters Agreement. As a consequence of our separation from GE, and our election jointly made with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we became entitled to additional tax deductions for post-IPO periods. For further discussion of our Tax Matters Agreement, see note 15 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

•

UFLIC reinsurance arrangements. Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect subsidiary of GE. For further discussion of our UFLIC reinsurance arrangements, see note 10 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Critical accounting estimates

The accounting estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and management’s best estimates may require adjustment.

Valuation of investment securities. Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities in the markets where estimates of fair values are readily obtained from independent pricing services. For our less liquid securities, such as privately placed securities, we employ alternative valuation methods commonly used in the financial services industry to estimate fair value.

Security pricing is applied using a hierarchy, or “waterfall” approach, whereby valuations are first sought from independent pricing services. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Remaining un-priced securities are submitted to brokers for valuations. For securities that are not priced by the independent pricing services or broker quotes, our third-party asset managers estimate values using their internally developed pricing matrix models. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted.

In addition to this “waterfall” approach, we employ other valuation methods, mostly third-party asset manager estimates for certain externally managed funds.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	December 31, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$45,086	82%
Priced via broker expectations	3,286	6
Priced via internally developed matrices	6,728	12
Priced via other methods	54	—

Total fixed maturity securities	$55,154	100%

Our fixed maturity securities portfolio includes residential mortgage-backed and asset-backed securities collateralized by sub-prime and Alt-A residential mortgage loans. The following table sets forth the fair value of these sub-prime and Alt-A residential mortgage-backed securities by pricing source as of the date indicated:

	December 31, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$2,527	86%
Priced via broker expectations	394	13
Priced via internally developed matrices	11	1
Priced via other methods	3	—

Total sub-prime and Alt-A residential mortgage-backed securities	$2,935	100%

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

A security is considered for other-than-temporary impairment if it meets any of the following criteria: fair value has been significantly below amortized cost for an extended period of time; the issuer has an event of default due to violation of covenants or other contractual terms or filed for bankruptcy protection; and/or the financial strength and prospects for the issuer indicate probability that payment of principal and interest in accordance with contractual terms will not be made.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income. Measurement of such adverse change is based on projections of future cash flows. These projections are based on management’s best estimate of the performance of the underlying financial assets and affected by factors such as expected prepayments rates, expected default rates or the severity of any defaults. Management’s estimate of these factors is evaluated each reporting period and driven by recent market performance and expectation of future events. It is at least reasonably possible that management’s estimate of these factors may change in the near term. Positive changes to management’s estimates would increase the amount of investment income earned on affected securities holdings. Adverse changes may result in recognition of the unrealized loss in income.

Deferred acquisition costs. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate or a re-pricing event occurs. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to-date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2007, 2006, and 2005, key assumptions were unlocked in our Retirement and Protection segment to reflect our current expectation of future investment spreads and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to-date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2007, 2006 and 2005, key assumptions were unlocked in both our international and U.S. mortgage insurance products to reflect our current expectation of future persistency.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Retirement and Protection	$6	$5	$3
International	2	4	—
U.S. Mortgage Insurance	2	(2)	4

Total	$10	$7	$7

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5% we assume a reversion to the expected return over a three- to five-year period. The assumed returns over this reversion to the expected return period are limited to the 85th percentile of historical market performance. Variation in equity market returns that could be considered reasonably likely would not have a material effect on the amortization of DAC.

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

As of December 31, 2007, we believe all of our businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2007, 2006 and 2005, there were no charges to income as a result of our DAC recoverability testing.

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

As of December 31, 2007, we believe all of our businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2007, 2006 and 2005, there were no charges to income as a result of our PVFP recoverability testing.

Valuation of goodwill. Goodwill represents the excess of the amount paid to acquire a business over the fair value of its net assets at the date of acquisition. Subsequent to acquisition, goodwill could become impaired if the fair value of a reporting unit as a whole were to decline below the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses.

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

The initial recognition of goodwill and subsequent testing for impairment require management to make assumptions concerning how the reporting unit will perform in the future. These assumptions are based on our historical experience and our expectations of future performance. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions.

For the years ended December 31, 2007, 2006 and 2005, there were no charges to income as a result of our goodwill impairment testing.

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

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves (such as guaranteed renewable term life, whole life and long-term care insurance policies) is based on approved actuarial methods, and includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts (such as payment protection insurance) are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default. Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves.

The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $29 million and $18 million for our U.S. and international mortgage insurance businesses, respectively. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

Unearned premiums. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience.

As of December 31, 2007 and 2006, we had $5.6 billion and $4.2 billion, respectively, of unearned premiums, of which $3.4 billion and $2.3 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the year ended December 31, 2007, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $45 million. For the year ended December 31, 2006, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellations were $74 million.

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

The remaining portion of our unearned premiums relates to our payment protection and long-term care insurance businesses where the underlying assumptions as to risk emergence are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably likely for these businesses would not result in a material impact on net income.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies.

The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2007, we have a net deferred tax liability of $1,249 million with a $107 million valuation allowance related to state and foreign gross deferred tax assets. We have a gross deferred tax asset of $266 million related to net operating loss carryforwards of $760 million as of December 31, 2007, which, if not used, will expire beginning in 2022.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants and claims administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the consolidated financial statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$6,330	$5,802	$5,638	$528	9%	$164	3%
Net investment income	4,135	3,787	3,489	348	9%	298	9%
Net investment gains (losses)	(332)	(69)	(1)	(263)	NM (1)	(68)	NM (1)
Insurance and investment product fees and other	992	765	660	227	30%	105	16%

Total revenues	11,125	10,285	9,786	840	8%	499	5%

Benefits and expenses:
Benefits and other changes in policy reserves	4,580	4,004	3,753	576	14%	251	7%
Interest credited	1,552	1,520	1,423	32	2%	97	7%
Acquisition and operating expenses, net of deferrals	2,075	1,858	1,821	217	12%	37	2%
Amortization of deferred acquisition costs and intangibles	831	686	751	145	21%	(65)	(9)%
Interest expense	481	364	293	117	32%	71	24%

Total benefits and expenses	9,519	8,432	8,041	1,087	13%	391	5%

Income from continuing operations before income taxes and cumulative effect of accounting change	1,606	1,853	1,745	(247)	(13)%	108	6%
Provision for income taxes	452	570	559	(118)	(21)%	11	2%

Income from continuing operations before cumulative effect of accounting change	1,154	1,283	1,186	(129)	(10)%	97	8%
Income from discontinued operations, net of taxes	15	41	35	(26)	(63)%	6	17%
Gain on sale of discontinued operations, net of taxes	51	—	—	51	NM (1)	—	—%

Income before cumulative effect of accounting change	1,220	1,324	1,221	(104)	(8)%	103	8%
Cumulative effect of accounting change, net of taxes	—	4	—	(4)	(100)%	4	NM (1)

Net income	$1,220	$1,328	$1,221	$(108)	(8)%	$107	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment was flat as a $178 million decrease in our retirement income business was offset by an increase of $138 million in our long-term care insurance business and an increase of $40 million in our life insurance business.

•

Our International segment increased $402 million as a result of a $206 million increase in our international mortgage insurance business and a $196 million increase from our payment protection insurance business. The year ended December 31, 2007 included an increase of $180 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $129 million.

Net investment income. Net investment income represents the income earned on our investments.

•	Net investment income increased primarily as a result of an increase in average invested assets attributable to growth in our Retirement and Protection and International segments.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.9% for the year ended December 31, 2007 from 5.8% for the year ended December 31, 2006. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments as a result of a generally high short-term interest rate environment.

•

Net investment income for the year ended December 31, 2007 included $103 million of investment income related to bond calls, commercial mortgage loan prepayments and limited partnership investments as compared to $82 million in 2006. In addition, there was a $16 million release of commercial mortgage loan loss reserves in 2006.

•	The year ended December 31, 2007 included $36 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. We incurred approximately $229 million of impairments during the year ended December 31, 2007, of which $160 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees.

•

Our Retirement and Protection segment increased $230 million mainly driven by an increase of $133 million in our managed money business, an increase of $51 million in our life insurance business and an increase of $45 million in our retirement income business.

•

Our International segment decreased $5 million primarily due to our international mortgage insurance business. The year ended December 31, 2007 included an increase of $2 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $11 million.

•	Corporate and Other activities decreased $9 million.

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

•

Our Retirement and Protection segment increased $152 million attributable to an increase of $209 million in our long-term care insurance business and an increase of $89 million in our life insurance business offset by a decrease of $146 million in our retirement income business.

•

Our International segment increased $146 million driven by a $104 million increase in our international mortgage insurance business and a $42 million increase from our payment protection insurance business. The year ended December 31, 2007 included an increase of $39 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $280 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment increased $32 million principally related to an increase of $92 million in our institutional business, an increase of $18 million in our long-term care insurance business and an increase of $5 million in our life insurance business which was partially offset by a decrease of $83 million in our retirement income business.

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

•

Our Retirement and Protection segment increased $80 million from an increase of $97 million in our managed money business which was partially offset by a decrease of $13 million in our life insurance business and a decrease of $7 million in our long-term care insurance business.

•

Our International segment increased $150 million attributable to a $52 million increase in our international mortgage insurance business and a $98 million increase from our payment protection insurance business. The year ended December 31, 2007 included an increase of $77 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $5 million.

•	Corporate and Other activities decreased $8 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our Retirement and Protection segment increased $49 million primarily due to an increase of $31 million in our life insurance business, an increase of $14 million in our long-term care insurance and an increase of $2 million in our retirement income business.

•

Our International segment increased $80 million from a $13 million increase in our international mortgage insurance business and a $67 million increase from our payment protection insurance business. The year ended December 31, 2007 included an increase of $31 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $13 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Our Retirement and Protection segment increased $71 million primarily related to our life insurance business from the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations.

•

Our International segment increased $22 million primarily related to our payment protection insurance business. The year ended December 31, 2007 included an increase of $2 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $24 million.

Provision for income taxes. The effective tax rate decreased to 28.1% for the year ended December 31, 2007 from 30.8% for the year ended December 31, 2006. This decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income, favorable examination developments and a change in estimate related to the prior year tax provision in our Retirement and Protection segment. The year ended December 31, 2007 included an increase of $17 million attributable to changes in foreign exchange rates.

Net income. Net income reflects increases in our Retirement and Protection and International segments, offset by a decrease in our U.S. Mortgage Insurance segment and an increase in the net loss of Corporate and Other, as discussed in the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $52 million, net of tax, attributable to changes in foreign exchange rates. Additionally, we completed the sale of our group life and health insurance business in the second quarter of 2007. The sale resulted in a gain on sale of discontinued operations of $51 million, net of taxes.

2006 compared to 2005

Premiums

•

Our Retirement and Protection segment increased $146 million primarily due to a $178 million increase in our long-term care insurance business and an $87 million increase in our life insurance business, partially offset by a decrease of $119 million in our retirement income business.

•

Our International segment decreased $9 million as a result of a $220 million decrease in our payment protection insurance business, partially offset by a $211 million increase from our international mortgage insurance business. The year ended December 31, 2006 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $39 million.

•	Corporate and Other activities decreased $12 million.

Net investment income

•	Net investment income increased primarily as a result of an increase in average invested assets attributable to growth in our Retirement and Protection and International segments.

•

Additionally, higher net investment income was due to an increase in weighted average investment yields to 5.8% for the year ended December 31, 2006 from 5.6% for the year ended December 31, 2005. The increase in weighted average investment yields was primarily attributable to increased yields on floating rate investments, as a result of a generally high short-term interest rate environment.

•

Net investment income for the year ended December 31, 2006 included $98 million of investment income related to bond calls, commercial mortgage loan prepayments, limited partnership investments and the release of commercial mortgage loan loss reserves as compared to $121 million in 2005.

•	The year ended December 31, 2006 included an increase of $8 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other

•	Our Retirement and Protection segment increased $122 million primarily due to an increase of $65 million in our managed money business and a $35 million increase in our retirement income business.

•

Our International segment decreased $11 million from a $7 million decrease in our international mortgage insurance business and a $4 million decrease in our payment protection insurance business. The year ended December 31, 2006 included an increase of $1 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $4 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $200 million primarily driven by a $244 million increase in our long-term care insurance business and a $52 million increase in our life insurance business, partially offset by a $96 million decrease in our retirement income business.

•

Our International segment increased $31 million as a result of a $107 million increase from our international mortgage insurance business, partially offset by a $76 million decrease in our payment protection insurance business. The year ended December 31, 2006 included an increase of $5 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $24 million.

Interest credited. Interest credited related to our Retirement and Protection segment increased $97 million primarily due to a $129 million increase related to our institutional business and an increase of $12 million in our long-term care insurance business, partially offset by a $47 million decrease in our retirement income business.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $116 million from a $53 million increase in our long-term care insurance business, a $49 million increase in our managed money business and an $8 million increase in our retirement income business.

•

Our International segment decreased $25 million primarily driven by a $64 million decrease in our payment protection insurance business, partially offset by $39 million increase in our international mortgage insurance business. The year ended December 31, 2006 included an increase of $9 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $29 million.

•	Corporate and Other activities decreased $25 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $23 million largely the result of a $42 million increase in our retirement income business, partially offset by a $12 million decrease in our life insurance business.

•

Our International segment decreased $78 million largely from a decrease of $88 million in our payment protection insurance business, partially offset by a $10 million increase in our international mortgage insurance business. The year ended December 31, 2006 included an increase of $4 million attributable to changes in foreign exchange rates.

Interest expense

•

Our Retirement and Protection segment increased $85 million related to our life insurance business from the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations.

•	Corporate and Other activities decreased $20 million.

Provision for income taxes. The effective tax rate decreased to 30.8% for the year ended December 31, 2006 from 32.0% for the year ended December 31, 2005. This decrease in the effective tax rate was primarily attributable to favorable examination developments, a reduction in excess foreign tax credits and an increase in lower taxed foreign income in 2006. The year ended December 31, 2006 included an increase of $6 million attributable to changes in foreign exchange rates.

Net income. Net income reflects increases in each of our operating segments, offset by an increase in the net loss of Corporate and Other, as discussed in the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $12 million, net of tax, attributable to changes in foreign exchange rates.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Years ended December 31,
(Amounts in millions, except per share amounts)	2007	2006	2005
Earnings from continuing operations per common share:
Basic	$2.62	$2.81	$2.50

Diluted	$2.58	$2.73	$2.45

Earnings per common share:
Basic	$2.77	$2.91	$2.57

Diluted	$2.73	$2.83	$2.52

Weighted-average common shares outstanding:
Basic	439.7	455.9	475.3

Diluted	447.6	469.4	484.6

Weighted average shares outstanding declined reflecting repurchases of 50.7 million shares since the end of the first quarter of 2006 through December 31, 2007. In May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker/dealer counterparty. Also in May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock pursuant to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. Diluted weighted average shares outstanding for both 2007 and 2006 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of credit-related impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies. See note 22 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income.

Related to our payment protection insurance business in our International segment, there were reclassifications of certain reinsured assumed business from reinsurance accounting to the deposit method of accounting (“reinsurance accounting change”) in the fourth quarter of 2006. The 2005 amounts have not been reclassified, as such amounts were not material to our consolidated financial statements. The reclassification impacted premiums, net investment income, benefits and other changes in policy reserves and interest expense; however, it had no impact on net income or net operating income for all periods presented.

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

Management regularly monitors and reports assets under management for our managed money business, insurance in-force and risk in-force. Assets under management for our managed money business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life insurance, international mortgage insurance and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our managed money business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$3,494	$3,494	$3,348	$—	—%	$146	4%
Net investment income	3,453	3,237	2,958	216	7%	279	9%
Net investment gains (losses)	(316)	(64)	—	(252)	NM (1)	(64)	NM (1)
Insurance and investment product fees and other	928	698	576	230	33%	122	21%

Total revenues	7,559	7,365	6,882	194	3%	483	7%

Benefits and expenses:
Benefits and other changes in policy reserves	3,673	3,521	3,321	152	4%	200	6%
Interest credited	1,552	1,520	1,423	32	2%	97	7%
Acquisition and operating expenses, net of deferrals	887	807	691	80	10%	116	17%
Amortization of deferred acquisition costs and intangibles	417	368	345	49	13%	23	7%
Interest expense	211	140	55	71	51%	85	155%

Total benefits and expenses	6,740	6,356	5,835	384	6%	521	9%

Income from continuing operations before income taxes	819	1,009	1,047	(190)	(19)%	(38)	(4)%
Provision for income taxes	254	336	353	(82)	(24)%	(17)	(5)%

Net income	565	673	694	(108)	(16)%	(21)	(3)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	197	30	—	167	NM (1)	30	NM (1)

Net operating income	$762	$703	$694	$59	8%	$9	1%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Net operating income:
Managed money	$44	$20	$10	$24	120%	$10	100%
Retirement income	212	175	200	37	21%	(25)	(13)%
Institutional	43	42	37	1	2%	5	14%
Life insurance	310	313	275	(3)	(1)%	38	14%
Long-term care insurance	153	153	172	—	—%	(19)	(11)%

Total net operating income	$762	$703	$694	$59	8%	$9	1%

2007 compared to 2006

Net operating income

•

Our managed money business increased $24 million due to the acquisition of AssetMark in the fourth quarter of 2006, growth in our assets under management in our existing platforms and favorable equity market performance.

•

Our retirement income business increased $37 million from a lower effective tax rate related to favorable examination developments and a change in estimate related to the prior years tax provision. Additionally, income increased from our fee-based products as a result of growth in assets under management of our Income Distribution Series of variable annuity products. The current year also included favorable investment items of $17 million as compared to the prior year. These increases were partially offset by lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates were reset to lower rates.

•

Our institutional business increased $1 million attributable to growth in assets under management, partially offset by lower spreads, primarily in our fixed GIC products, and less favorable investment income items in the current year.

•

Our life insurance business decreased $3 million primarily as a result of higher mortality in term life insurance and increased DAC amortization related to lower persistency in the post-level term period, partially offset by growth in the in-force block of term life and universal life insurance. The current year also included favorable investment items of $13 million as compared to the prior year.

•

Our long-term care insurance business remained flat as the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies. The current year included $24 million, net of tax, in favorable adjustments, which were partially offset by the writedown of a premium receivable. The prior year included $8 million, net of tax, of favorable adjustments. The revenues and benefits and expenses for Continental Life reflect an eight-month period for 2006 compared to a full year in 2007.

Revenues

Premiums

•

Our retirement income business decreased $178 million attributable to lower life-contingent sales in our spread-based retail products primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

•

Our long-term care insurance business increased $138 million mainly attributable to growth in the in-force block from new sales and renewal premiums and a $65 million increase due to the Continental Life acquisition. Offsetting these increases was a decrease due primarily to higher terminations in Medicare supplement insurance. In addition, there was a $10 million decrease due to the writedown of a premiums receivable resulting from the settlement of a reinsurance dispute.

•

Our life insurance business increased $40 million mainly due to in-force growth from new sales and renewal premiums of term life insurance, partially offset by lapses and continued runoff of our whole life block.

Net investment income

•	Our institutional business increased $97 million attributable to higher asset balances and increased yields on floating rate investments supporting certain floating rate policyholder liabilities.

•

Our long-term care insurance increased $95 million largely as a result of an increase in average invested assets due to growth in the in-force block. The current year also included $14 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

•

Our life insurance business increased $89 million mainly due to an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves and growth of the in-force block. The current year also included $20 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

•

Our retirement income business decreased $69 million primarily as a result of a decline in assets under management in our spread-based retail products. Partially offsetting this decrease was an increase of $26 million attributable to additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

Insurance and investment product fees and other

•

Our managed money business increased $133 million primarily attributable to an increase from the acquisition of AssetMark of $76 million. The increase was also a result of growth in assets under management in our existing platforms and favorable equity market performance.

•

Our life insurance business increased $51 million principally as a result of increased sales in our universal life insurance products and an unfavorable adjustment in unearned revenue of $13 million in our universal life insurance products in the prior year that did not recur.

•	Our retirement income business increased $45 million mainly due to increased assets under management from continued sales of our Income Distribution Series of variable annuity products.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $209 million mainly as a result of the aging and growth of the in-force block and a $48 million increase from the Continental Life acquisition. The current year included favorable reserve adjustments of $31 million, of which $24 million was recorded in the fourth quarter of 2007. The prior year included a $27 million favorable adjustment related to our group long-term care policies which did not recur in the current year. In addition, the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies where we continue to experience low terminations and higher incurred losses. The increase was also offset by higher terminations in Medicare supplement insurance.

•

Our life insurance business increased $89 million principally attributable to growth of our term life insurance in-force block, lower persistency in term life insurance as compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals, partially offset by a favorable reserve adjustment in the current year.

•

Our retirement income business decreased $146 million largely attributable to a decrease in our spread-based retail products from lower life-contingent sales primarily as a result of our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited

•	Our institutional business increased $92 million mainly attributable to growth in assets under management and an increase in crediting rates.

•	Our long-term care insurance business increased $18 million from the growth in the account value of our corporate-owned life insurance product.

•	Our life insurance business increased $5 million mainly due to growth in our universal life insurance in-force block.

•

Our retirement income business decreased $83 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our managed money business increased $97 million attributable to growth of our assets under management in our existing platforms and an increase from the AssetMark acquisition of $54 million.

•	Our life insurance business decreased $13 million primarily from a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•

Our long-term care insurance business decreased $7 million driven by continued productivity efficiencies, partially offset by growth in the in-force block. A $9 million increase from the Continental Life acquisition was offset by an $8 million unfavorable reinsurance adjustment in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $31 million mainly due to continued growth of the in-force block and higher lapses in the post-level term period. Partially offsetting these increases was lower amortization of $7 million from unlocking of estimated gross profit assumptions in our universal life insurance product in the current year. The prior year included favorable adjustments to universal life insurance of $7 million due to an unearned revenue adjustment and $7 million associated with unlocking of estimated gross profit assumptions.

•	Our long-term care insurance business increased $14 million attributable to the Continental Life acquisition.

•

Our retirement income business increased $2 million as a result of higher fixed annuity lapses in our spread-based products and growth in our variable annuity block. The prior year included a $12 million DAC unlocking of assumptions which was offset by a $16 million reduction in DAC amortization.

Interest expense. Interest expense increased $71 million primarily related to our life insurance business from the issuance of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations and rate resets on certain of these obligations.

Provision for income taxes. The effective tax rate decreased to 31.0% for the year ended December 3, 2007 from 33.3% for the year ended December 31, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

2006 compared to 2005

Net operating income

•	Our managed money business increased principally attributable to growth in assets under management and the acquisition of AssetMark.

•

Our retirement income business decreased primarily driven by an increase in DAC amortization from higher lapses on fixed annuities, unfavorable mortality on life-contingent annuities and lower assets under management from withdrawals of older pre-2004 issued blocks of business outpacing new deposits in our spread-based retail products. We continue to experience runoff of older pre-2004 issued blocks as initial bonus crediting rates are being reset to lower rates. Our retirement income business decrease was also a result of lower net investment income in 2006 from bond calls, mortgage loan prepayments, derivative income and a less favorable release of our commercial mortgage loan loss provision in 2006 in our spread-based retail products. These declines were somewhat offset by income tax benefits in our fee-based retail products within our retirement income business and from income tax benefits from the dividends received deduction.

•

Our institutional business increased primarily due to higher spreads and growth in assets under management related to our FABNs, offset by lower investment income related to bond calls, commercial mortgage loan prepayments, derivative income and less significant adjustments to our commercial mortgage loan loss provision in 2006.

•

Our life insurance business increased largely related to in-force growth in term life insurance and continued favorable mortality. Net operating income in our life insurance business for 2005 included an $8 million unfavorable adjustment, net of tax, on reinsured term life insurance policies.

•

Our long-term care insurance business decreased as a result of lower terminations on older issued policies and lower investment yields from the investment of net insurance cash flows at new money rates below our current portfolio yield. These factors more than offset growth from the acquisition of Continental Life, as well as new business growth. In 2006, net operating income of our long-term care insurance business benefited from $8 million, net of tax, from reserve and other adjustments and $11 million from the Continental Life acquisition. We also benefited in 2005 from $18 million, net of tax, of reserve and other adjustments. The revenues and benefits and expenses for Continental Life were included in our results beginning in May 2006.

Revenues

Premiums

•

Our long-term care insurance business increased $178 million attributable to growth in the long-term care insurance in-force block from new sales and renewal premiums and a $114 million increase in Medicare supplement insurance primarily related to the Continental Life acquisition.

•	Our life insurance business increased $87 million due to in-force growth from new and renewal premiums of term life insurance.

•

Our retirement income business decreased $119 million driven by spread-based retail products as a result of a $169 million reduction in our life-contingent structured settlement annuities due to our continued pricing discipline in the current relatively low interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product. This decrease was partially offset by a $47 million increase in our life-contingent single premium immediate annuities sales from new distribution relationships and increased market share into key channels.

Net investment income

•	Our institutional business increased $136 million principally due to increased yields on floating rate investments backing floating rate institutional products and higher assets under management.

•

Our life insurance business increased $93 million as a result of an increase in assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term and universal life insurance policies.

•	Our long-term care insurance business increased $84 million primarily driven by growth of our long-term care in-force block.

•

Partially offsetting these increases was lower net investment income related to bond calls and commercial mortgage loan prepayments of $41 million in 2006 compared to $52 million in 2005, lower derivative income and a less favorable release of our commercial mortgage loan loss provision.

Insurance and investment product fees and other

•	Our managed money business increased $65 million as the result of increased sales and growth in assets under management from distribution expansion and $15 million from the acquisition of AssetMark.

•

Our retirement income business increased $41 million primarily driven by fee-based retail products as a result of increased sales and growth in assets under management from distribution expansion, favorable equity markets and continued product introduction and enhancements. In addition, surrender fees in our spread-based retail products increased $7 million from higher lapses of SPDAs as a result of the current flat-to-inverted yield curve environment making alternative investments more attractive.

•	Our long-term care insurance business increased $8 million primarily as a result of a $6 million reclassification from premiums.

•

Our life insurance business increased $8 million largely due to growth of our universal life insurance products, partially offset by a $13 million decrease related to an adjustment in unearned revenue in 2006, a $9 million increase related to an adjustment to unearned revenue on a closed block of non-standard business in 2005 and a $12 million decrease related to an adjustment on a reinsured block of term life insurance policies in 2005.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $244 million as a result of aging and growth of the in-force block, continued low termination rates on older issued policies, some with expiring reinsurance coverage, and also included an $80 million increase from the Continental Life acquisition. Both years included reserve adjustments. In 2006, we recorded a $27 million decrease due to a favorable adjustment related to group long-term care insurance policies and 2005 included $35 million of net favorable reserve adjustments.

•	Our life insurance business increased $52 million due mainly to growth of our term and universal life insurance in-force block that was partially offset by continued favorable mortality in 2006.

•

Our retirement income business decreased $96 million primarily driven by a $150 million decrease in life-contingent structured settlement annuities due to our continued pricing discipline in the current relatively low interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product. This decrease was partially offset by a $60 million increase in life-contingent single premium immediate annuities driven largely by higher sales. Also partially offsetting the decrease was unfavorable mortality experience, primarily on our older blocks of life-contingent annuities, resulting in lower amounts of reserves released upon deaths in 2006 compared to 2005.

Interest credited

•	Our institutional business increased $129 million due to higher crediting rates on floating rate products and higher assets under management.

•	Our long-term care insurance business increased $12 million driven by growth in the account value of our corporate-owned life insurance product.

•

Our retirement income business decreased $47 million primarily as a result of interest credited on fixed annuities associated with surrenders outpacing sales and crediting rates being reset to current, lower rates as the fixed annuities reach their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•

Our long-term care insurance business increased $53 million largely as a result of growth of the in-force block, $17 million from the Continental Life acquisition and $8 million related to a reinsurance adjustment in 2006.

•	Our managed money business increased $49 million primarily from increased expenses associated with higher sales and growth in assets under management.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business increased $42 million driven by spread-based retail products from accelerated DAC amortization and a $12 million unlocking of the lapse assumption driven by higher lapses from the current relatively low interest rate environment, offset by a $16 million reduction in DAC amortization attributable to investment losses.

•

Our life insurance business decreased $12 million related to decreases in our universal life insurance product of $7 million due to an unearned revenue adjustment and $7 million associated with revisions to estimated gross profit assumptions in 2006. Amortization for 2005 also included a $10 million adjustment in our universal life insurance product.

•

Our long-term care insurance business decreased $8 million primarily as a result of a $27 million unfavorable correction of a long-term care insurance policy rider in 2005. This decrease was partially offset by higher amortization from growth of the in-force block of long-term care insurance and higher terminations in our Medicare supplement insurance product.

Interest expense. Interest expense in our life insurance business increased $85 million primarily attributable to the issuance of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 33.3% for the year ended December 31, 2006 from 33.7% for the year ended December 31, 2005. This decrease in effective tax rate was primarily attributable to favorable examination developments in 2006.

Retirement and Protection selected operating performance measures

Managed money

The following table sets forth selected operating performance measures regarding our managed money business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Assets under management, beginning of period	$17,293	$5,180	$3,974	$12,113	NM (1)	$1,206	30%
Gross flows	6,610	3,044	1,603	3,566	117%	1,441	90%
Redemptions	(2,289)	(986)	(582)	(1,303)	(132)%	(404)	(69)%

Net flows	4,321	2,058	1,021	2,263	110%	1,037	102%
Market performance	(30)	945	185	(975)	(103)%	760	NM (1)
Acquisition of AssetMark	—	9,110	—	(9,110)	(100)%	9,110	NM (1)

Assets under management, end of period	$21,584	$17,293	$5,180	$4,291	25%	$12,113	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Managed money results represent AssetMark, Genworth Financial Advisers Corporation, Genworth Financial Asset Management, Inc., Genworth Financial Trust Company and Capital Brokerage Corporation.

2007 compared to 2006

The increase in these assets was primarily due to the acquisition of AssetMark in the fourth quarter of 2006 and higher net flows in managed money accounts from new and existing clients, as well as favorable equity market performance. The increase in gross and net flows was the result of the AssetMark acquisition, expansion of our distribution network, growth in our sales force and changes in our fee structure. The net flows associated with AssetMark were $1,724 million for the year ended December 31, 2007. As of December 31, 2007, assets under management for AssetMark were $11.5 billion.

2006 compared to 2005

The increase in these assets was primarily due to the acquisition of AssetMark and core growth in managed money accounts from new and existing clients, as well as favorable equity market performance. Additional growth in deposits was the result of the expansion of our distribution network, growth in our sales force and changes in our fee structure. We acquired AssetMark, an investment management and advisor company with $9.1 billion in third-party assets under management in October 2006.

Retirement income

Fee-based retail products

The following table sets forth selected operating performance measures regarding our fee-based retail products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$2,402	$911	$462	$1,491	164%	$449	97%
Deposits	2,071	1,376	456	695	51%	920	NM (2)
Surrenders, benefits and product charges	(302)	(112)	(30)	(190)	(170)%	(82)	NM (2)

Net flows	1,769	1,264	426	505	40%	838	197%
Interest credited and investment performance	364	227	23	137	60%	204	NM (2)

Account value, net of reinsurance, end of period	$4,535	$2,402	$911	$2,133	89%	$1,491	164%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,780	$1,182	$632	$598	51%	$550	87%
Deposits	560	510	548	50	10%	(38)	(7)%
Surrenders, benefits and product charges	(195)	(129)	(81)	(66)	(51)%	(48)	(59)%

Net flows	365	381	467	(16)	(4)%	(86)	(18)%
Interest credited and investment performance	200	217	83	(17)	(8)%	134	161%

Account value, net of reinsurance, end of period	$2,345	$1,780	$1,182	$565	32%	$598	51%

Variable life insurance
Account value, beginning of period	$391	$363	$345	$28	8%	$18	5%
Deposits	24	30	34	(6)	(20)%	(4)	(12)%
Surrenders, benefits and product charges	(54)	(48)	(43)	(6)	(13)%	(5)	(12)%

Net flows	(30)	(18)	(9)	(12)	(67)%	(9)	(100)%
Interest credited and investment performance	42	46	27	(4)	(9)%	19	70%

Account value, end of period	$403	$391	$363	$12	3%	$28	8%

(1)	The Income Distribution Series products are comprised of our retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales growth of our variable annuities with a guaranteed minimum withdrawal for life benefit rider and favorable equity markets.

Traditional variable annuities

In our traditional variable annuities, the increase in assets under management was principally the result of ongoing sales of our traditional variable annuity products and favorable equity markets exceeding surrenders and benefits.

2006 compared to 2005

Income Distribution Series

We experienced an increase in assets under management attributable to the launch of our variable annuities with a guaranteed minimum withdrawal for life benefit rider in the fourth quarter of 2005. Sales of this product remained strong during 2006, achieving the highest quarterly production in the fourth quarter of 2006.

Traditional variable annuities

The increase in assets under management was principally the result of ongoing sales of our traditional variable annuity products and favorable equity markets during 2005 and 2006.

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Fixed annuities
Account value, net of reinsurance, beginning of period	$13,972	$15,547	$15,113	$(1,575)	(10)%	$434	3%
Deposits	750	1,262	1,871	(512)	(41)%	(609)	(33)%
Surrenders, benefits and product charges	(3,113)	(3,391)	(2,043)	278	8%	(1,348)	(66)%

Net flows	(2,363)	(2,129)	(172)	(234)	(11)%	(1,957)	NM (1)
Interest credited	464	554	606	(90)	(16)%	(52)	(9)%

Account value, net of reinsurance, end of period	$12,073	$13,972	$15,547	$(1,899)	(14)%	$(1,575)	(10)%

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,174	$5,680	$5,344	$494	9%	$336	6%
Premiums and deposits	971	1,103	898	(132)	(12)%	205	23%
Surrenders, benefits and product charges	(817)	(932)	(875)	115	12%	(57)	(7)%

Net flows	154	171	23	(17)	(10)%	148	NM (1)
Interest credited	340	323	313	17	5%	10	3%

Account value, net of reinsurance, end of period	$6,668	$6,174	$5,680	$494	8%	$494	9%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,011	$871	$533	$140	16%	$338	63%
Premiums and deposits	94	149	351	(55)	(37)%	(202)	(58)%
Surrenders, benefits and product charges	(59)	(62)	(57)	3	5%	(5)	(9)%

Net flows	35	87	294	(52)	(60)%	(207)	(70)%
Interest credited	57	53	44	4	8%	9	20%

Account value, net of reinsurance, end of period	$1,103	$1,011	$871	$92	9%	$140	16%

Total premiums from spread-based retail products	$558	$736	$855	$(178)	(24)%	$(119)	(14)%

Total deposits on spread-based retail products	$1,257	$1,778	$2,265	$(521)	(29)%	$(487)	(22)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Fixed annuities

Surrenders exceeded deposits as the current interest rate and relatively flat yield curve environment along with competitive pressures have reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. This interest rate and yield curve environment has had an adverse impact on both sales and retention of fixed annuities and we expect this trend to continue if the current interest rate and yield curve environment remains unchanged. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

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

2006 compared to 2005

Fixed annuities

Surrenders have exceeded sales as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. In addition, the recent flat-to-inverted yield curve has reduced the attractiveness of certain fixed annuities relative to investment alternatives, such as certificates of deposit. These trends are having an adverse impact on both sales and retention of fixed annuities and we expect these trends to continue if the current yield environment remains unchanged. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

Single premium immediate annuities

The account value, net of reinsurance, increased primarily due to higher deposits.

Structured settlements

The account value, net of reinsurance, increased primarily as the result of additional earned premiums and deposits. Our continued pricing discipline in a challenging and competitive long-term interest rate environment was the primary cause for lower earned premiums and deposits of these products during 2006. Upon completion of a strategic review of our structured settlement annuities, we decided in the third quarter of 2006 to discontinue sales of this product based on relative profitability in this market compared to our other product lines. However, we continue to service our current blocks of business.

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Account value, beginning of period	$10,483	$9,777	$9,541	$706	7%	$236	2%
Deposits(1)	2,914	3,125	3,699	(211)	(7)%	(574)	(16)%
Surrenders and benefits(1)	(3,025)	(2,923)	(3,838)	(102)	(3)%	915	24%

Net flows	(111)	202	(139)	(313)	(155)%	341	NM (2)
Interest credited	589	504	375	85	17%	129	34%
Foreign currency translation	21	—	—	21	NM (2)	—	—%

Account value, end of period	$10,982	$10,483	$9,777	$499	5%	$706	7%

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. In the years ended December 31, 2007, 2006 and 2005, surrenders and deposits included $510 million, $475 million and $1,378 million, respectively, that were redeposited and reflected under “Deposits.”
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

The increase in account values was primarily the result of the increase in our FABNs, which include the registered note and the GMTN programs. The GMTN program was launched in the first quarter of 2007 and resulted in issuances of $600 million. During 2007, we issued $970 million of our FABN registered note program. Deposits decreased as a result of lower sales given the credit market environment. The increase in interest credited was driven by an increase in account value as well as higher crediting rates on our floating rate products due to an increase in short-term interest rates compared to 2006. These increases were partially offset by scheduled maturities of fixed GICs.

See “—Developments affecting our product lines” for discussion of the impact of the current credit market condition on FABNs and funding agreements.

2006 compared to 2005

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

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Term life insurance
Net earned premiums	$919	$876	$779	$43	5%	$97	12%
Annualized first-year premiums	112	140	138	(28)	(20)%	2	1%
Life insurance in-force, net of reinsurance	464,411	429,803	379,378	34,608	8%	50,425	13%
Life insurance in-force before reinsurance	618,379	595,045	540,257	23,334	4%	54,788	10%

Universal and whole life insurance
Net earned premiums and deposits	$578	$471	$408	$107	23%	$63	15%
Universal life annualized first-year deposits	55	41	27	14	34%	14	52%
Universal life excess deposits	206	98	46	108	110%	52	113%
Life insurance in-force, net of reinsurance	42,181	40,669	40,711	1,512	4%	(42)	—%
Life insurance in-force before reinsurance	51,175	49,572	49,353	1,603	3%	219	—%

Total life insurance
Net earned premiums and deposits	$1,497	$1,347	$1,187	$150	11%	$160	13%
Annualized first-year premiums	112	140	138	(28)	(20)%	2	1%
Annualized first-year deposits	55	41	27	14	34%	14	52%
Excess deposits	206	98	46	108	110%	52	113%
Life insurance in-force, net of reinsurance	506,592	470,472	420,089	36,120	8%	50,383	12%
Life insurance in-force before reinsurance	669,554	644,617	589,610	24,937	4%	55,007	9%

2007 compared to 2006

Term life insurance

The increase in net earned premiums and insurance in-force in our term life insurance was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year and excess deposits in our universal life insurance increased largely as a result of a shift from term life products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

2006 compared to 2005

Term life insurance

The increase in net earned premiums and insurance in-force in our term life insurance was primarily due to growth of the in-force block of business as a result of an additional layer of annualized first- year premiums from the current and prior year. Annualized first-year premiums were flat as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year and excess deposits in our universal life insurance increased primarily as a result of a shift from term life products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

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

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Net earned premiums:
Long-term care	$1,735	$1,647	$1,572	$88	5%	$75	5%
Medicare supplement and other	261	211	108	50	24%	103	95%

Total	$1,996	$1,858	$1,680	$138	7%	$178	11%

Annualized first-year premiums and deposits	$232	$202	$170	$30	15%	$32	19%

2007 compared to 2006

Net earned premiums increased due to growth in the individual long-term care insurance in-force block from new sales. Medicare supplement insurance net earned premiums increased principally as a result of a $65 million increase due to the Continental Life acquisition, partially offset by higher terminations.

Annualized first-year premiums and deposits increased primarily attributable to the introduction of our linked-benefits product in 2006 with sales beginning in the fourth quarter of 2006. Our 2006 acquisition of Continental Life contributed an increase of $10 million for the year ended December 31, 2007 and was partially offset by a decline in sales of our existing Medicare supplement insurance product. The decline of annualized first-year premiums in our existing block of Medicare supplement insurance was the result of pricing actions and limited plan withdrawals in selected markets in the second quarter of 2006. Annualized first-year premiums in our long-term care insurance products were flat.

2006 compared to 2005

The increase in net earned premiums was primarily due to growth in Medicare supplement product premiums driven by the Continental Life acquisition and growth in the individual long-term care insurance in-force block.

Annualized first-year premiums and deposits increased primarily due to growth in Medicare supplement insurance product sales driven by the Continental Life acquisition and growth in individual long-term care insurance sales primarily from our independent sales channel where we have placed greater focus for our future growth.

International segment

Segment results of operations

The following table sets forth the results of operations relating to our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$2,197	$1,795	$1,804	$402	22%	$(9)	—%
Net investment income	470	314	254	156	50%	60	24%
Net investment gains (losses)	(7)	1	—	(8)	NM (1)	1	NM (1)
Insurance and investment product fees and other	29	34	45	(5)	(15)%	(11)	(24)%

Total revenues	2,689	2,144	2,103	545	25%	41	2%

Benefits and expenses:
Benefits and other changes in policy reserves	485	339	308	146	43%	31	10%
Acquisition and operating expenses, net of deferrals	1,000	850	875	150	18%	(25)	(3)%
Amortization of deferred acquisition costs and intangibles	363	283	361	80	28%	(78)	(22)%
Interest expense	28	6	—	22	NM (1)	6	NM (1)

Total benefits and expenses	1,876	1,478	1,544	398	27%	(66)	(4)%

Income from continuing operations before income taxes	813	666	559	147	22%	107	19%
Provision for income taxes	233	197	200	36	18%	(3)	(2)%

Net income	580	469	359	111	24%	110	31%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	5	(1)	—	6	NM (1)	(1)	NM (1)

Net operating income	$585	$468	$359	$117	25%	$109	30%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Net operating income:
International mortgage insurance	$455	$355	$269	$100	28%	$86	32%
Payment protection insurance	130	113	90	17	15%	23	26%

Total net operating income	$585	$468	$359	$117	25%	$109	30%

2007 compared to 2006

Net operating income

•

The year ended December 31, 2007 included increases of $39 million and $13 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth of the business and seasoning of our insurance in-force in Canada and Australia. This increase was partially offset by an increase in losses from portfolio seasoning and higher incurred losses from a limited number of Australian and European distribution relationships, particularly in Spain, as well as expenses related to the continued investment in our global expansion. The increase also included an $8 million net benefit from periodic updates to international premium recognition and loss factor updates.

•

The increase in our payment protection insurance business was primarily associated with an increase in structured transactions, growth in continental Europe and Ireland, expansion into new markets and a lower effective tax rate. These increases were partially offset by lower income in the U.K. as a result of the runoff block of business.

Revenues

Premiums

•	Our international mortgage insurance business increased $206 million and our payment protection insurance business increased $196 million.

•

The year ended December 31, 2007 included increases of $67 million and $113 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven primarily by the growth and aging of our international in-force block of business, which resulted in increased earned premiums from prior years new insurance written. In addition, premiums included an increase of $45 million from the release of unearned premiums as a result of a periodic update to the European, Canadian and Australian premium recognition factors in the fourth quarter of 2007. The fourth quarter of 2006 included a $60 million increase as a result of a periodic update to the Australian and Canadian premium recognition factors.

•

The increase in our payment protection insurance business was largely related to an increase in structured transactions, growth in continental Europe and Ireland and expansion into new markets largely in Poland and Mexico. These increases were partially offset by the continued runoff of low return blocks of business and regulatory pressures.

Net investment income

•	Our international mortgage insurance business increased $106 million and our payment protection insurance business increased $50 million.

•

The year ended December 31, 2007 included increases of $25 million and $11 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely driven by an increase in invested assets associated with the growth in the business, higher levels of capital and increased yields. The current year included a $16 million reclassification of fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

•

The increase in our payment protection insurance business was primarily attributable to an increase in business accounted for under the deposit method, increased yields and an increase in invested assets as a result of growth in new business.

Insurance and investment product fees and other. The decrease was primarily due to the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006, partially offset by a $2 million increase attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance increased $104 million and our payment protection insurance business increased $42 million.

•

The year ended December 31, 2007 included increases of $23 million and $16 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily a result of seasoning of large blocks of insurance in-force in Canada and Australia. In addition, we experienced increased losses from a limited number of Australian and European distribution relationships, particularly in Spain. The fourth quarter of 2006 included a $34 million increase from a periodic update of loss reserve factors in Australia that did not recur.

•

The increase in our payment protection insurance business was largely due to an increase in claim reserves resulting from an increase in structured transactions and growth in continental Europe and Ireland. Partially offsetting these increases was a reduction of paid claims due to a decrease in claim volume and our runoff block of business in the U.K.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $52 million and our payment protection insurance business increased $98 million.

•

The year ended December 31, 2007 included increases of $13 million and $64 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was principally driven by our continued investment in our existing international mortgage insurance platforms and business development activities for new international platforms and a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business.

•

The increase in our payment protection insurance business was a result of an increase in commissions incurred relating to growth in the business and a release of contingent liability resulting from the settlement with one of our distribution relationships in 2006, partially offset by a decrease in commissions on the runoff block of business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $13 million and our payment protection insurance business increased $67 million.

•

The year ended December 31, 2007 included increases of $4 million and $27 million attributable to changes in foreign exchange rates for our international mortgage and our payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily due to growth and seasoning of our insurance in-force.

•	The increase in our payment protection insurance business was mainly from an increase in structured transactions and higher in-force.

Interest expense. The increase was primarily due to new deposit method reinsurance arrangements in our payment protection insurance business and a $2 million increase attributable to changes in foreign exchange rates.

Provision for income taxes. Provision for income taxes increased $36 million, which included a $17 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 28.7% for the year ended December 31, 2007 from 29.6% for the year ended December 31, 2006. The decrease in the effective tax rate was primarily attributable to the increase in lower taxed foreign income.

2006 compared to 2005

Net operating income

•

The year ended December 31, 2006 included increases (decreases) of $13 million and $(1) million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth of the business, seasoning of our insurance in-force and a decrease in the effective tax rate. This increase was partially offset by an increase in losses from portfolio seasoning and higher losses from a limited number of Australian distribution relationships, as well as expenses related to the continued investment in our global expansion. The year ended December 31, 2006 included a $15 million, net of tax, benefit from a periodic update and methodology refinements to the Australian and Canadian premium recognition factors and Australian loss reserve factors.

•

The increase in our payment protection insurance business was primarily associated with growth in continental European and Irish production and a lower effective tax rate, partially offset by lower income in the U.K.

Revenues

Premiums

•	Our international mortgage insurance business increased $211 million and our payment protection insurance business decreased $220 million.

•

The year ended December 31, 2006 included increases (decreases) of $19 million and $(13) million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven primarily by the growth and aging of our international in-force block of business. The increase included a $60 million release of unearned premium in the fourth quarter of 2006 as a result of a periodic update and methodology refinements to the Australian and Canadian premium recognition factors. Premiums in 2005 included a $10 million release of unearned premium in the first quarter due to the completion of a European cancellation study.

•

The decrease in our payment protection insurance business was largely related to the U.K. market as a result of continued runoff of low return blocks of business and our exit from travel insurance. Also, there was a $73 million decrease related to certain reinsurance arrangements being accounted for as deposits (“reinsurance accounting change”) in 2006, while prior year amounts have not been reclassified. The accounting change had no impact on net income or net operating income for all periods presented. Partially offsetting these decreases was growth in continental Europe and Ireland from new distribution relationships and an increase in consumer lending in those markets.

Net investment income

•	Our international mortgage insurance business increased $44 million and our payment protection insurance business increased $16 million.

•

The year ended December 31, 2006 included increases of $7 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was largely driven by an increase in invested assets associated with this business.

•	The increase in our payment protection insurance business was primarily attributable to the reinsurance accounting change of $22 million.

Insurance and investment product fees and other

•	Our international mortgage insurance business decreased $7 million and our payment protection insurance business decreased $4 million.

•	The year ended December 31, 2006 included an increase of $1 million attributable to changes in foreign exchange rates for our payment protection insurance business.

•	The decrease in our international mortgage insurance business was a result of the elimination of Canadian application fees.

•	The decrease in our payment protection insurance business was largely due to the reinsurance accounting change of $8 million.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance increased $107 million and our payment protection insurance business decreased $76 million.

•

The year ended December 31, 2006 included increases of $3 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by a $34 million increase from a periodic update of loss reserve factors in Australia, higher losses in Australia reflecting the seasoning of more recent in-force blocks of business, increased losses from a limited number of Australian distribution relationships and $9 million of favorable adjustments in 2005 that did not recur.

•

The decrease in our payment protection insurance business was largely due to a decrease of $26 million related to the reinsurance accounting change and a reduction of claims in our runoff block of business within the U.K.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $39 million and our payment protection insurance business decreased $64 million.

•

The year ended December 31, 2006 included increases of $3 million and $6 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was a result of a continued investment in our existing international mortgage insurance platforms and potential new international platforms.

•

The decrease in our payment protection insurance business was from a $13 million reclassification related to the reinsurance accounting change and our runoff block. In addition, there was a $13 million decrease due to the release of a contingent liability resulting from the settlement reached with one of our distribution relationships.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $10 million and our payment protection insurance business decreased $88 million.

•	The year ended December 31, 2006 included an increase of $4 million attributable to changes in foreign exchange rates for our payment protection insurance business.

•

The decrease in our international mortgage insurance business was primarily due to growth and seasoning of our insurance in-force and $3 million associated with a periodic update and methodology refinements to the Australian premium recognition factors.

•	The decrease in our payment protection insurance business was primarily due to the reinsurance accounting change of $26 million and lower amortization from our runoff block.

Provision for income taxes. Provision for income taxes decreased $3 million, which included a $6 million increase attributable to changes in foreign exchange rates. The effective tax rate decreased to 29.6% for the year ended December 31, 2006 from 35.8% for the year ended December 31, 2005. This decrease in the effective tax rate was primarily attributable to the reduction in excess foreign tax credits and the increase in lower taxed foreign income.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Primary insurance in-force	$477,800	$332,000	$244,200	$145,800	44%	$87,800	36%
Risk in-force	151,400	106,300	79,000	45,100	42%	27,300	35%
New insurance written	141,500	96,400	78,500	45,100	47%	17,900	23%
Net premiums written	1,564	1,041	720	523	50%	321	45%
Net premiums earned	852	646	435	206	32%	211	49%

2007 compared to 2006

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years ended December 31, 2007, 2006 and 2005, this factor was 35%.

The increases in primary insurance in-force and risk in-force were driven primarily by new insurance written in our international mortgage insurance business, particularly in Canada and Australia, as we continue to execute our global expansion strategy.

New insurance written

New insurance written increased $45.1 billion, including an increase of $11.2 billion attributable to changes in foreign exchange rates. The increase in international new insurance written was due to an increase in bulk transactions in Canada and Australia and growth in international flow new insurance written driven by continued account penetration in Canada.

Net premiums written and net premiums earned

The increase in net premiums written was primarily due to increases in new insurance written in our international mortgage insurance business. The increase, which included $113 million attributable to changes in foreign exchange rates, was primarily the result of new insurance written growth in our Canadian and Australian businesses.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2007, our unearned premium reserves in our international mortgage insurance business increased to $3.4 billion, including $0.5 billion attributable to changes in foreign exchange rates, from $2.3 billion as of December 31, 2006.

Net premiums earned increased primarily from the growth and seasoning of our international in-force block of business. Premiums also included $45 million related to a release of unearned premiums as a result of a periodic update to premium recognition factors in the fourth quarter of 2007 as compared to $60 million in the fourth quarter of 2006.

2006 compared to 2005

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were driven primarily by new insurance written in our international mortgage insurance business as we continue to execute our global expansion strategy.

New insurance written

The increase in international new insurance written was primarily due to growth in flow new insurance written which was the result of the ongoing expansion of our customer base in Europe, continued account penetration in Canada, and strong sales by key customers in Australia. New insurance written included an increase of $1.4 billion attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

The increase in net premiums written was primarily due to increases in new insurance written in our international mortgage insurance business. The increase, which included $29 million attributable to changes in foreign exchange rates, was primarily the result of new insurance written growth in our Canadian and European businesses.

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2006, our unearned premium reserves in our international mortgage insurance business increased to $2.3 billion, including $49 million attributable to changes in foreign exchange rates, from $1.8 billion as of December 31, 2005.

Net premiums earned increased primarily as a result of the growth and aging of our international in-force block of business. The increase included a $60 million release of unearned premium in the fourth quarter of 2006 as a result of a periodic update and methodology refinements to the Australian and Canadian premium recognition factors.

Loss and expense ratios

	As of or for the years ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Loss ratio	30%	24%	10%	6%	14%
Expense ratio	17%	19%	21%	(2)%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

2007 compared to 2006

The increase in the loss ratio was attributable to higher incurred losses primarily as a result of large blocks of insurance in-force that are seasoning and increased losses from a limited number of Australian and European distribution relationships, particularly in Spain. During the fourth quarter of 2007, we performed a periodic update of our loss reserve factors as well as our European, Canadian and Australian premium recognition factors. These updates also included certain methodology refinements. Excluding the effect of these updates, our loss ratio was 32% in 2007.

The decrease in the expense ratio was primarily the result of higher net premiums written primarily in Canada and Australia, partially offset by an increase in costs in our existing international platforms and continued investment in new platforms.

2006 compared to 2005

The increase in the loss ratio was principally from higher losses in Australia reflecting the seasoning of more recent in-force blocks of business and increased losses from a limited number of Australian distribution relationships. During the fourth quarter of 2006, we performed a periodic update of our Australian loss reserve factors as well as our Australian and Canadian premium recognition factors. These updates also included certain methodology refinements. The effect of this update was to increase our reserve for losses in Australia by $34 million and to accelerate the recognition of earned premium in Canada and Australia by $60 million in total. Excluding the effect of these updates, our loss ratio was 20% in 2006.

The decrease in the expense ratio was primarily driven by strong net premiums written growth in our international mortgage insurance business, partially offset by an increase in costs in our existing international platforms and continued investment in potential new international mortgage insurance platforms.

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Amounts in millions)	2007	2006	2005
Loan-to-value ratio
95.01% and above	$11,720	$5,074	$1,448
90.01% to 95.00%	35,414	27,402	19,337
80.01% to 90.00%	47,874	37,353	28,679
80.00% and below	56,389	36,426	29,539

Total	$151,397	$106,255	$79,003

Loan type(1)
Fixed rate mortgage	$3,062	$386	$59
Adjustable rate mortgage	148,335	105,869	78,944

Total	$151,397	$106,255	$79,003

Mortgage term
15 years and under	$65,096	$41,020	$32,041
More than 15 years	86,301	65,235	46,962

Total	$151,397	$106,255	$79,003

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Risk in-force in all loan-to-value categories increased as a result of continued growth in our flow and bulk new insurance written in our international mortgage insurance business. The increase in the highest loan-to-value category was driven by continued mortgage market movement towards high loan-to-value mortgages. The increase in the 80.00% and below category was attributable to sales of our bulk insurance products in Canada and Australia.

Loans in default and claims

Our default management process begins with notification by the loan servicer of a default on an insured loan. “Default” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than ten days after the borrower has been in default by three monthly payments. In most cases, however, defaults are reported earlier. We generally consider a loan to be in default and establish reserves if the borrower has failed to make a required mortgage payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure defaults by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, defaults that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of loans in default and the default rate for our international mortgage insurance portfolio as of the dates indicated:

	December 31,
	2007	2006	2005
Primary insurance
Insured loans in-force	2,789,750	2,437,746	1,910,964
Loans in default	14,821	10,126	7,091
Percentage of loans in default (default rate)	0.53%	0.42%	0.37%

Flow loans in-force	2,263,132	2,156,641	1,627,587
Flow loans in default	13,843	9,671	6,866
Percentage of flow loans in default (default rate)	0.61%	0.45%	0.42%

Bulk loans in-force	526,618	281,105	283,377
Bulk loans in default(1)	978	455	225
Percentage of bulk loans in default (default rate)	0.19%	0.16%	0.08%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 646, 324 and 161 as of December 31, 2007, 2006 and 2005, respectively.

Flow and bulk loans in-force increased largely as a result of our continued growth in established and new markets. In addition, flow and bulk loans in default increased primarily attributable to the growth and seasoning of our insurance in-force and increased losses from a limited number of Australian and European distribution relationships, particularly in Spain.

Payment protection insurance

The following table sets forth selected operating performance measures regarding our payment protection insurance and other related consumer protection insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Payment protection insurance gross written premiums, premium equivalents and deposits	$2,756	$2,162	$1,829	$594	27%	$333	18%
Mexico operations gross written premiums	78	67	54	11	16%	13	24%
Net earned premiums	1,345	1,149	1,369	196	17%	(220)	(16)%

2007 compared to 2006

Gross written premiums, premium equivalents and deposits

The increase in gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, was largely related to increased sales growth in continental Europe and Ireland and continued

market penetration in Poland and Mexico. The 2007 production reflects several reinsurance assumed arrangements accounted for under the deposit method entered into in the second half of 2006 and the first half of 2007, which cover Canadian and European risks. Additionally, we entered into a significant structured transaction with a lender in the U.K. in the second quarter of 2007 resulting in written premiums of $199 million. The year ended December 31, 2007 included an increase of $223 million attributable to changes in foreign exchange rates.

Net earned premiums

The increase in our payment protection insurance business was largely related to an increase in structured transactions, growth in continental Europe and Ireland and expansion into new markets largely in Poland and Mexico. These increases were offset by the continued runoff of low return blocks of business and regulatory pressures.

2006 compared to 2005

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, for 2006 included $164 million of gross deposits on a reciprocal reinsurance transaction, which we accounted for under the deposit method of accounting, and growth from continental Europe and Ireland. The year ended December 31, 2006 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net earned premiums

Net earned premiums decreased primarily due to continued runoff of low return blocks of business in the U.K. market, the exit from travel insurance and a decrease of $8 million attributable to changes in foreign exchange rates, partially offset by growth in the continental European and Irish markets.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$615	$486	$447	$129	27%	$39	9%
Net investment income	147	140	130	7	5%	10	8%
Net investment gains (losses)	6	6	—	—	—%	6	NM (1)
Insurance and investment product fees and other	37	26	30	11	42%	(4)	(13)%

Total revenues	805	658	607	147	22%	51	8%

Benefits and expenses:
Benefits and other changes in policy reserves	421	141	117	280	199%	24	21%
Acquisition and operating expenses, net of deferrals	131	136	165	(5)	(4)%	(29)	(18)%
Amortization of deferred acquisition costs and intangibles	33	30	35	3	10%	(5)	(14)%

Total benefits and expenses	585	307	317	278	91%	(10)	(3)%

Income from continuing operations before income taxes	220	351	290	(131)	(37)%	61	21%
Provision for income taxes	49	89	52	(40)	(45)%	37	71%

Net income	171	262	238	(91)	(35)%	24	10%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(4)	(3)	—	(1)	(33)%	(3)	NM (1)

Net operating income	$167	$259	$238	$(92)	(36)%	$21	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Net operating income

Net operating income decreased mainly as a result of a significant increase in losses incurred from higher paid claims and reserves driven by an increase in delinquencies of underlying mortgage loans during 2007. This increase was partially offset by an increase in premiums from the growth of our primary insurance in-force block as well as a lower effective tax rate.

Revenues

Premiums increased primarily due to an increase in demand for flow private mortgage insurance, our expansion of market share and higher persistency of our in-force block. Our flow persistency rose to 79% for the year ended December 31, 2007 from 73% in the prior year.

The increase in net investment income was attributable to favorable pre-tax yields related to portfolio repositioning from tax-exempt securities to predominantly domestic taxable securities as part of our continued after-tax yield enhancement strategy and an increase in average invested assets. These increases were partially offset by lower invested assets as a result of a $350 million dividend payment in 2007.

Insurance and investment product fees and other increased primarily driven by an increase in income from our capital maintenance agreement with our European international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as the result of a $223 million net change in reserves and a $57 million increase in paid claims. The increase in paid losses was the result of higher claim counts and increased average claim payments as higher loan balances go to claim. The increase in reserves was driven primarily by higher delinquencies and foreclosures in the Southeast, South Central, Great Lakes and Pacific regions, especially in Florida, Arizona and Nevada, as well as in our A minus and Alt-A products.

Acquisition and operating expenses decreased from a reduction in contract underwriting liabilities as a result of an assumption update and a decrease in employee related expenses.

Provision for income taxes. The effective tax rate decreased to 22.3% for the year ended December 31, 2007 from 25.4% for the year ended December 31, 2006. The decrease in the effective tax rate was primarily attributable to the proportion of tax-exempt investment income compared to lower pre-tax income.

2006 compared to 2005

Net operating income

Net operating income increased as a result of lower expenses, increased premiums, higher net investment income and an increase of $15 million from our inter-segment reinsurance and capital maintenance arrangement with our international mortgage insurance business. This was partially offset by an increase in losses and a higher effective tax rate.

Revenues

The increase in premiums was primarily attributable to an increase of $19 million from premiums assumed from our international mortgage insurance business through our inter-segment reinsurance and capital maintenance arrangement as well as growth in primary insurance in-force.

The increase in net investment income was the result of increased yield resulting from our yield-enhancing strategies.

Insurance and investment product fees and other decreased primarily due to lower contract underwriting fees.

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

Acquisition and operating expenses, net of deferrals, decreased primarily due to continued productivity initiatives and other expense reductions and lower contract underwriting volume.

Amortization of deferred acquisition costs and intangibles decreased primarily due to an acceleration of amortization of deferred acquisition costs in 2005 related to low persistency rates that did not recur in 2006.

Provision for income taxes. The effective tax rate increased to 25.4% for the year ended December 31, 2006 from 17.9% for the year ended December 31, 2005. This increase in the effective tax rate was primarily attributable to a nonrecurring favorable examination development in 2005 and a decrease in tax-exempt investment income in proportion to pre-tax income in 2006.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Primary insurance in-force	$157,600	$113,400	$100,200	$44,200	39%	$13,200	13%
Risk in-force	31,700	23,700	22,300	8,000	34%	1,400	6%
New insurance written	69,600	38,800	26,800	30,800	79%	12,000	45%
Net premiums written	647	493	444	154	31%	49	11%

2007 compared to 2006

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 79% and 73% for the years ended December 31, 2007 and 2006, respectively. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflects an increase in our flow and bulk product writings largely attributable to increased market penetration.

New insurance written

New insurance written increased as a result of an increase in demand for flow private mortgage insurance, our expansion of market share, partially offset by a decrease in bulk writings.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force, higher policy persistency and an increase in new insurance written.

2006 compared to 2005

Primary insurance in-force and risk in-force

The increases in primary insurance in-force and risk in-force were driven primarily from higher policy persistency combined with new insurance written. Our flow persistency was 73% and 65% for the years ended December 31, 2006 and 2005, respectively. We believe that sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to stable to growing levels of insurance in-force. This increase in primary insurance in-force reflects an increase in our bulk product writings and the first year-over-year increase in flow insurance in-force in five years.

New insurance written

New insurance written increased due to an increase in our bulk product writings and a modest increase in flow new insurance written.

Net premiums written

The increase in net premiums written was principally from increased reinsurance premiums assumed from our international mortgage insurance business, growth in primary insurance in-force and higher sales of our single premium product.

Loss and expense ratios

	As of or for the years ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Loss ratio	68%	29%	26%	39%	3%
Expense ratio	25%	34%	45%	(9)%	(11)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

2007 compared to 2006

The increase in the loss ratio was primarily attributable to an increase in paid claims, the number of delinquencies and reserve per delinquency associated with higher loan balances. This was a result of a further weakening in home prices, an increase in unemployment and loss development in certain high loan balance states primarily in the Southeast and South Central regions.

The expense ratio decreased as a result of maintaining flat expense levels from improved productivity while net premiums written increased primarily from growth in primary insurance in-force, favorable policy persistency and increased market penetration.

2006 compared to 2005

The increase in the loss ratio was primarily driven by an increase in our average reserve per delinquency associated with higher loan balances in more recent books of business and aging of delinquent loans.

The decrease in the expense ratio was primarily a result of continued productivity improvements and other expense reductions.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Amounts in millions)	2007	2006	2005
Primary risk-in-force lender concentration (by original applicant)	$31,304	$23,267	$21,738
Top 10 lenders	12,987	8,829	8,608
Top 20 lenders	16,766	11,456	10,983

Loan-to-value ratio
95.01% and above	$8,845	$5,378	$4,105
90.01% to 95.00%	9,999	8,141	8,362
80.01% to 90.00%	11,086	9,028	8,859
80.00% and below	1,374	720	412

Total	$31,304	$23,267	$21,738

Loan grade
Prime	$27,240	$20,670	$19,482
A minus and sub-prime	4,064	2,597	2,256

Total	$31,304	$23,267	$21,738

Loan type (1)
Fixed rate mortgage:
Flow	$28,616	$21,171	$19,977
Bulk	813	558	348
Adjustable rate mortgage:
Flow	1,201	1,313	1,399
Bulk	674	225	14

Total	$31,304	$23,267	$21,738

Type of documentation
Alt-A (2):
Flow	$1,566	$1,334	$1,050
Bulk	372	183	54
Standard (3):
Flow	28,251	21,150	20,325
Bulk	1,115	600	309

Total	$31,304	$23,267	$21,738

Mortgage term
15 years and under	$358	$441	$737
More than 15 years	30,946	22,826	21,001

Total	$31,304	$23,267	$21,738

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
(2)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans.
(3)	Standard includes loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected default rates consistent with our standard portfolio.

Loans in default and claims

The claim process in our U.S. Mortgage Insurance segment is similar to the process we follow in our international mortgage insurance business. See “—International Mortgage Insurance—Loans in default and claims.” The following table sets forth the number of loans insured, the number of loans in default and the default rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	December 31,
	2007	2006	2005
Primary insurance
Insured loans in-force	963,218	778,311	744,970
Loans in default	40,959	24,296	27,391
Percentage of loans in default (default rate)	4.25%	3.12%	3.68%

Flow loans in-force	769,481	638,833	643,954
Flow loans in default	35,489	22,966	26,163
Percentage of flow loans in default (default rate)	4.61%	3.59%	4.06%

Bulk loans in-force	193,737	139,478	101,016
Bulk loans in default (1)	5,470	1,330	1,228
Percentage of bulk loans in default (default rate)	2.82%	0.95%	1.22%

A minus and sub-prime loans in-force	109,262	75,234	67,514
A minus and sub-prime loans in default	12,863	7,258	7,072
Percentage of A minus and sub-prime loans in default (default rate)	11.77%	9.65%	10.47%

Pool insurance
Insured loans in-force	19,081	21,597	19,524
Loans in default	428	402	597
Percentage of loans in default (default rate)	2.24%	1.86%	3.06%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 2,404, 386 and 402 as of December 31, 2007, 2006 and 2005, respectively.

Primary flow and bulk loans in-force increased as a result of market growth, an increase in new insurance written and higher persistency levels. In addition, loans in default increased due to an increase in delinquencies and foreclosures from certain high loan balance states, as well as an increase in our A minus and Alt-A products as a result of further weakening in home price appreciation and an increase in unemployment.

Primary insurance default rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary default rates for the various regions of the U.S. and the ten largest states by our risk in-force as of December 31, 2007. Default rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2007	Default rate December 31,
		2007	2006	2005
By Region:
Southeast (1)	24%	5.48%	3.36%	4.03%
South Central (2)	16	3.63%	3.18%	4.91%
Northeast (3)	13	3.99%	3.34%	3.66%
North Central (4)	12	3.71%	2.80%	2.84%
Pacific (5)	11	3.51%	1.44%	1.79%
Great Lakes (6)	9	5.60%	4.75%	4.96%
Plains (7)	6	2.87%	2.52%	2.60%
Mid-Atlantic (8)	5	3.23%	2.21%	2.52%
New England (9)	4	3.81%	2.66%	2.56%

Total	100%	4.25%	3.12%	3.68%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of December 31, 2007	Default rate December 31,
		2007	2006	2005
By State:
Florida	9%	7.04%	2.17%	2.43%
Texas	7%	3.80%	3.89%	5.09%
New York	6%	3.18%	2.59%	2.87%
California	5%	4.24%	0.99%	1.14%
Illinois	5%	4.06%	3.08%	3.16%
Georgia	4%	5.91%	4.22%	4.51%
North Carolina	4%	4.16%	4.04%	4.51%
Pennsylvania	4%	4.73%	4.47%	4.83%
New Jersey	3%	4.51%	3.14%	3.36%
Ohio	3%	5.35%	4.96%	5.40%

The frequency of defaults may not correlate directly with the number of claims received because the rate at which defaults are cured is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured default leads to a claim principally depends upon the borrower’s equity at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When we receive notice of a default, we use a proprietary model to determine whether a delinquent loan is a candidate for workout. When the model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination, and relatively few claims are paid during the first two years after loan origination. Primary insurance written from the period from January 1, 2000 through December 31, 2004 represented 26% of our primary insurance in-force as of December 31, 2007. This portion of our loan portfolio is in its expected peak claim period with respect to traditional primary loans. We believe our “A minus” and “sub-prime” loans will have earlier incidences of default than our prime loans. “A minus” and “sub-prime” loans represented 13% and 11% of our primary risk in-force as of December 31, 2007 and 2006, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2007 were $193 million, compared to $135 million and $145 million for the years ended December 31, 2006 and 2005, respectively. Pool insurance claims paid $1 million or less for the years ended December 31, 2007, 2006 and 2005.

The following table sets forth the dispersion of our primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2007:

(Amounts in millions) Policy Year	Average rate	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
1997 and Prior	8.13%	$1,963	1.2%	$485	1.5%
1998	7.15%	816	0.5	215	0.7
1999	7.30%	968	0.6	245	0.8
2000	8.15%	630	0.4	154	0.5
2001	7.38%	2,216	1.4	557	1.8
2002	6.59%	5,496	3.5	1,337	4.3
2003	5.63%	21,266	13.5	3,595	11.5
2004	5.85%	11,560	7.3	2,507	8.0
2005	5.97%	17,105	10.9	4,213	13.5
2006	6.64%	30,775	19.5	5,862	18.7
2007	6.77%	64,805	41.2	12,134	38.7

Total portfolio	6.46%	$157,600	100.0%	$31,304	100.0%

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 99%, 97% and 95% for the years ended December 31, 2007, 2006 and 2005, respectively.

Corporate and Other

The following table sets forth the results of operations relating to Corporate and Other activities:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$24	$27	$39	$(3)	(11)%	$(12)	(31)%
Net investment income	65	96	147	(31)	(32)%	(51)	(35)%
Net investment gains (losses)	(15)	(12)	(1)	(3)	(25)%	(11)	NM (1)
Insurance and investment product fees and other	(2)	7	9	(9)	(129)%	(2)	(22)%

Total revenues	72	118	194	(46)	(39)%	(76)	(39)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	3	7	(2)	(67)%	(4)	(57)%
Acquisition and operating expenses, net of deferrals	57	65	90	(8)	(12)%	(25)	(28)%
Amortization of deferred acquisition costs and intangibles	18	5	10	13	NM (1)	(5)	(50)%
Interest expense	242	218	238	24	11%	(20)	(8)%

Total benefits and expenses	318	291	345	27	9%	(54)	(16)%

Income (loss) from continuing operations before income taxes	(246)	(173)	(151)	(73)	(42)%	(22)	(15)%
Provision (benefit) for income taxes	(84)	(52)	(46)	(32)	(62)%	(6)	(13)%

Income (loss) from continuing operations	(162)	(121)	(105)	(41)	(34)%	(16)	(15)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	7	8	1	(1)	(13)%	7	NM (1)
Expenses related to reorganization, net of taxes	14	—	—	14	NM (1)	—	—%

Net operating loss	$(141)	$(113)	$(104)	$(28)	(25)%	$(9)	(9)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income and higher interest expense, partially offset by an increase in the income tax benefit. Lower net investment income was a result of lower unallocated limited partnership distributions and lower unallocated investments. The increase in interest expense was primarily due to an additional debt issuance in the fourth quarter of 2006, partially offset by the derecognition of borrowings related to securitization entities in the first quarter of 2006. The increase in income tax benefit was driven by an increase in pre-tax loss and favorable examination developments, which included state income taxes.

The decrease in insurance and investment product fees and other and acquisition and operating expenses, net of deferrals, was primarily related to the inter-segment elimination of the capital maintenance agreement between our International and U.S. Mortgage Insurance segments.

The non-operating expenses related to reorganization consisted of a $13 million impairment of internal-use software and $8 million of severance and other employee termination related expenses in the first quarter of 2007.

2006 compared to 2005

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

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2007		2006		2005		2007 vs. 2006		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable (1)	6.0%	$3,189	5.8%	$2,930	5.6%	$2,675	0.2%	$259	0.2%	$255
Fixed maturity securities—non-taxable	4.7%	102	4.7%	122	4.5%	128	—%	(20)	0.2%	(6)
Commercial mortgage loans	6.3%	548	6.4%	507	6.7%	454	(0.1)%	41	(0.3)%	53
Equity securities	14.5%	31	12.3%	23	8.9%	25	2.2%	8	3.4%	(2)
Other invested assets	10.6%	97	9.9%	51	8.1%	73	0.7%	46	1.8%	(22)
Policy loans	9.1%	144	8.9%	128	8.6%	109	0.2%	16	0.3%	19
Restricted investments held by securitization entities	—%	—	5.1%	7	6.4%	50	(5.1)%	(7)	(1.3)%	(43)
Cash, cash equivalents and short-term investments	4.2%	119	4.3%	95	2.5%	45	(0.1)%	24	1.8%	50

Gross investment income before expenses and fees	6.0%	4,230	5.9%	3,863	5.7%	3,559	0.1%	367	0.2%	304
Expenses and fees	(0.1)%	(95)	(0.1)%	(76)	(0.1)%	(70)	—%	(19)	—%	(6)

Net investment income	5.9%	$4,135	5.8%	$3,787	5.6%	$3,489	0.1%	$348	0.2%	$298

(1)	Includes $22 million adjustment in the fourth quarter of 2006 related to reinsurance assumed in our payment protection insurance business previously reflected as risk transfer and adjusted to reflect deposit accounting.

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values. Bond calls, prepayments and releases of commercial mortgage loan loss reserves were $52 million, $51 million and $84 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The increase in the overall investment yield in 2007 was primarily attributable to increased investment income from bond calls and commercial mortgage loan prepayments, limited partnership investments and increased yields on floating rate investments supporting floating rate policyholder and non-recourse funding liabilities. During 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

The increase in the overall investment yield in 2006 was primarily attributable to increased yields on floating rate investments backing institutional products reflecting the higher short-term interest rate environment.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Available-for-sale securities:
Realized gains on sale	$36	$72	$108
Realized losses on sale	(106)	(118)	(39)
Impairments	(229)	(8)	(70)
Loss on derecognition of securitization entities	—	(17)	—
Net unrealized losses on trading securities	(14)	(1)	—
Commercial mortgage loans	(11)	—	—
Derivative instruments	(9)	3	—
Other	1	—	—

Net investment gains (losses)	$(332)	$(69)	$(1)

2007 compared to 2006

•

Net investment losses increased primarily due to an increase in impairments from credit related events and a decrease in interest rate related gains on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities as compared to prior year. Net investment losses included $229 million of impairments, $160 million of which related to sub-prime and Alt-A residential mortgage and asset-backed securities for the year ended December 31, 2007. The impairments of the sub-prime and Alt-A securities, which occurred solely in securities rated A or below, were the result of adverse changes in the present value of estimated cash flows of the underlying collateral. These adverse changes require the book value of these securities to be written down to market value reflecting a highly illiquid market for such securities.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2007 and 2006 was $4,638 million and $4,344 million, respectively, which were approximately 97% of book value and primarily driven by the higher interest rate environment.

2006 compared to 2005

•

Net investment losses increased principally as a result of interest rate related losses as a result of the disposition of available-for-sale securities primarily for portfolio repositioning activities, $17 million on the derecognition of assets and liabilities associated with certain securitization entities, and $8 million for impairment charges. In 2005, the available-for-sale securities impairments related primarily to fixed maturity securities issued by companies in the automotive, transportation, finance and retail industries ($17 million, $16 million, $10 million and $9 million, respectively).

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2006 and 2005 was $4,344 million and $2,041 million, respectively, which was approximately 97% and 98% of book value, respectively, and were primarily driven by the higher interest rate environment.

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

Commercial mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$15	$31	$52
Provision	11	1	11
Release	—	(17)	(32)

Balance as of December 31	$26	$15	$31

The increase in the provision during 2007 was related to growth in the portfolio and a change in reserving assumptions to reflect the current market environment. During 2006, we reduced our reserve for commercial loan losses from $31 million to $15 million reflecting continued strong credit performance in this portfolio. During 2005, we adjusted our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $32 million ($19 million net of deferred acquisition costs and of tax) of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale:
Public	$39,896	54%	$39,553	56%
Private	15,258	21	15,131	21
Commercial mortgage loans	8,953	12	8,357	12
Other invested assets	4,676	6	3,846	6
Policy loans	1,651	2	1,489	2
Equity securities, available-for-sale	366	1	197	—
Cash and cash equivalents	3,091	4	2,436	3

Total cash, cash equivalents and invested assets	$73,891	100%	$71,009	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$850	$21	$(7)	$864
Tax exempt	2,126	106	(1)	2,231
Government—non U.S.	1,688	83	(6)	1,765
U.S. corporate	24,350	639	(333)	24,656
Corporate—non U.S.	10,567	204	(139)	10,632
Mortgage and asset-backed	14,490	141	(95)	14,536

Total fixed maturity securities	54,071	1,194	(581)	54,684
Equity securities	171	28	(2)	197

Total available-for-sale securities	$54,242	$1,222	$(583)	$54,881

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2006 through December 31, 2007 were primarily a result of widening spreads during 2007, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$808	$2	$(51)	$759
AA	478	—	(149)	329

Subtotal	1,286	2	(200)	1,088
A	466	—	(147)	319
BBB	85	—	(13)	72
BB	6	—	(1)	5
B	2	—	—	2

Total sub-prime residential mortgage-backed securities	$1,845	$2	$(361)	$1,486

Our sub-prime securities were principally backed by first lien mortgages. We did not have a significant exposure to second liens, option adjustable rate mortgages or mezzanine collateralized debt obligations. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$746	$1	$(28)	$719
AA	462	3	(42)	423

Subtotal	1,208	4	(70)	1,142
A	328	—	(54)	274
BBB	42	—	(11)	31
B	1	—	—	1
Caa and lower	1	—	—	1

Total Alt-A residential mortgage-backed securities	$1,580	$4	$(135)	$1,449

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2007 were primarily a result of widening spreads during 2007 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of December 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

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

A security is considered for other-than-temporary impairment if it meets any of the following criteria: fair value has been significantly below amortized cost for an extended period of time; the issuer has an event of default due to violation of covenants or other contractual terms or filed for bankruptcy protection; and/or the financial strength and prospects for the issuer indicate probability that payment of principal and interest in accordance with contractual terms will not be made.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

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

For the years ended December 31, 2007, 2006 and 2005, we recognized impairments of $229 million, $8 million and $70 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less Than 12 Months			12 Months or more
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$72	$(1)	7	$32	$(1)	7
Tax exempt	377	(24)	92	—	—	—
Government—non U.S.	482	(9)	115	174	(2)	25
U.S. corporate	8,071	(366)	711	4,835	(347)	502
Corporate—non U.S.	5,241	(179)	598	3,387	(186)	339
Mortgage and asset-backed	7,343	(618)	892	3,050	(186)	435

Subtotal, fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308
Equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

% Below cost—fixed maturity securities:
<20% Below cost	$20,985	$(841)	2,273	$11,247	$(596)	1,238
20-50% Below cost	524	(241)	105	216	(93)	55
>50% Below cost	77	(115)	37	15	(33)	15

Total fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308

% Below cost—equity securities:
<20% Below cost	14	(2)	7	21	(2)	5
20-50% Below cost	8	(3)	1	3	(2)	2
>50% Below cost	—	—	—	—	—	—

Total equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

Investment grade	$20,642	$(1,142)	2,212	$10,983	$(664)	1,224
Below investment grade	955	(59)	205	507	(60)	88
Not Rated—Fixed maturity securities	11	(1)	6	—	—	—
Not Rated—Equities	—	—	—	12	(2)	3

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

The investment securities in an unrealized loss position as of December 31, 2007 consisted of 3,738 securities accounting for unrealized losses of $1,928 million. Of these unrealized losses, 94% were investment grade (rated AAA through BBB-) and 75% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a generally higher interest rate environment including the widening of credit spreads as investors sought higher compensation for the assumption of market risk during 2007.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2007, 72 securities were 20% or more below cost, including 14 securities, which were also below investment grade (rated BB+ and below). These 14 securities accounted for unrealized losses of $27 million and relate primarily to the communication industry, banking, consumer cyclical and mortgage-backed securities, are current on all terms and we currently expect to collect full principal and interest.

As of December 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending collateral	$2,397	51%	$2,277	59%
Derivatives	900	19	540	14
Limited partnerships	632	14	207	5
Derivatives counterparty collateral	372	8	399	11
Trading securities	254	5	107	3
Other investments	121	3	316	8

Total other invested assets	$4,676	100%	$3,846	100%

Derivatives

The fair value of derivative instruments are based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2007			2006
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$23,138	$740	$74	$17,832	$518	$22
Foreign currency swaps	759	33	14	567	—	8
Forward commitments	2	—	—	—	—	—
Equity index options	979	127	—	323	22	—
Credit default swaps	10	—	—	—	—	—
Financial futures	106	—	—	19	—	—

Total derivatives	$24,994	$900	$88	$18,741	$540	$30

The fair value of derivatives in a gain position was recorded in other invested assets and the fair value of derivatives in a loss position was recorded in other liabilities. As of December 31, 2007 and 2006, the fair value of derivatives presented in the preceding table included $147 million and $32 million, respectively, recorded in other invested assets and $23 million and $9 million, respectively, recorded in other liabilities related to derivatives that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily due to forward starting interest rate swaps with a notional value of $4.4 billion to hedge the cash flows of forecasted transactions related to our long-term care insurance business. Additionally, we had an increase in notional value of $929 million for interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities. We had an increase in notional value for cross currency swaps of $200 million to convert foreign currency denominated fixed rate liabilities into U.S. dollar floating rate liabilities consistent with the overall asset-liability management for our GMTN program. During 2007, we also had an increase in notional value of $441 million and $673 million for interest rate swaps and equity index options, respectively, to hedge risk embedded in certain retirement income products. These increases were offset by the maturity of a $500 million interest rate swap that was used to hedge our LIBOR floating rate senior notes.

Consolidated Balance Sheets

Total assets. Total assets increased $3.4 billion from $110.9 billion as of December 31, 2006 to $114.3 billion as of December 31, 2007.

•

Cash, cash equivalents and invested assets increased $2.9 billion primarily due to cash generated from operating activities and non-recourse funding obligations that was invested largely in fixed maturity securities and commercial mortgage loans. There were also increases in the securities lending program and investments in limited partnerships. These increases were partially offset by an increase in unrealized investment losses of $1.6 billion due to a generally higher interest rate environment, including the widening of credit spreads.

•	Deferred acquisition costs increased $0.9 billion associated with the growth of our insurance in-force.

•

Separate account assets increased $1.9 billion related to new deposits and favorable market performance of the underlying securities, which were partially offset by death, surrender and other benefits.

•	Assets associated with discontinued operations decreased $2.0 billion as the sale of our group life and health insurance business was completed in May 2007.

Total liabilities. Total liabilities increased $3.3 billion from $97.5 billion as of December 31, 2006 to $100.8 billion as of December 31, 2007.

•	Our policyholder-related liabilities increased $0.8 billion associated with the growth of our insurance in-force.

•

Unearned premiums increased $1.4 billion, including $0.6 billion attributable to changes in foreign exchange rates, as a result of growth in our International segment. Our international mortgage insurance business increased $1.1 billion and our payment protection insurance business increased $0.2 billion.

•	Non-recourse funding obligations increased $0.7 billion primarily from issuances during 2007.

•

The deferred tax liability decreased $0.3 billion primarily due to lower deferred taxes as a result of lower other comprehensive income. The decrease was also from a $0.1 billion reclassification with current tax liabilities associated with our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. These decreases were partially offset by increased deferred taxes from the current year provision.

•

Separate account liabilities increased $1.9 billion related to new deposits and favorable market performance of the underlying securities, which were partially offset by death, surrender and other benefits.

•	Liabilities associated with discontinued operations decreased $1.4 billion as the sale of our group life and health insurance business was completed in May 2007.

Total stockholders’ equity. Total stockholders’ equity increased $0.2 billion from $13.3 billion as of December 31, 2006 to $13.5 billion as of December 31, 2007.

•

We repurchased shares of our Class A Common Stock for an aggregate cost of $1.1 billion during the year ended December 31, 2007, including 16.5 million shares of our Class A Common Stock we repurchased in May 2007 which was funded by the settlement of purchase contracts that were components of our Equity Units.

•

Accumulated other comprehensive income decreased $0.5 billion from $1.2 billion as of December 31, 2006 to $0.7 billion as of December 31, 2007. Net unrealized investment gains (losses), net of tax and other adjustments, decreased $1.0 billion to $(0.5) billion driven primarily by a generally higher interest rate environment in 2007 including the widening of credit spreads. Partially offsetting this decrease was an increase in foreign currency translation and other adjustments, net of tax, of $0.4 billion to $0.8 billion due to increases in foreign exchange rates in countries we operate in, particularly Canada and Australia. Derivatives qualifying as hedges, net of tax, also increased $0.1 billion to $0.5 billion primarily attributable to changes in interest rates that impact the fair value of our forward starting interest rate swaps.

•	Additional paid-in capital increased $0.7 billion primarily from the issuance of our Class A Common Stock for $0.6 billion.

•

Retained earnings increased $1.0 billion from net income of $1.2 billion for the year ended December 31, 2007, partially offset by $0.1 billion of declared dividends and a $0.1 billion cumulative effect of accounting change from the adoption of the American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Net cash from operating activities	$4,791	$4,365	$3,479
Net cash from investing activities	(1,880)	(2,898)	(3,277)
Net cash from financing activities	(2,295)	(835)	(248)

Net increase (decrease) in cash less foreign exchange effect	$616	$632	$(46)

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The increase in net cash flows from operating activities for the year ended December 31, 2007 was primarily the result of an increase in other liabilities and policy-related balances associated with timing of settlements. Accordingly, in analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities.

Changes in cash from investing activities for the year ended December 31, 2007 primarily resulted from purchases of fixed maturity securities using cash from operating activities, the issuances of our registered FABN and GMTN programs and the issuances of our non-recourse funding obligations. These purchases were partially offset by cash proceeds received from the sale of our discontinued operations in May 2007.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and acquisition of common stock, the issuance and repayment of borrowings and non-recourse funding obligations, as well as dividends to our stockholders and other capital transactions. During the year ended December 31, 2007, cash from financing activities included net redemptions on investment contracts of $2,116 million. In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock for $600 million which was used to repurchase shares of our Class A Common Stock. Total cash used for the acquisition of treasury stock was $1,124 million during 2007. In June 2007, we issued senior notes having an aggregate principal amount of $350 million and used the net proceeds to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. We also issued $790 million of non-recourse funding obligations during 2007. We paid $163 million of dividends to our stockholders in 2007.

As of December 31, 2007, we had two revolving credit facilities totaling $2.0 billion as further described in “—Capital resources and financing activities.”

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2007, the fair value of securities pledged under the repurchase program was $569 million and the offsetting repurchase obligation of $550 million was included in other liabilities in the consolidated balance sheet.

Genworth Financial, Inc.—holding company

We conduct all of our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, and, potentially, acquisitions.

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally on March 20, 2007, our Board of Directors increased the size of this stock repurchase program by $600 million to $1,100 million for 2007. During the first quarter of 2007, we repurchased 6.6 million shares at a weighted average price of $35.16. During the second quarter of 2007, we repurchased 21.2 million shares at a weighted average price of $36.08. During the third quarter of 2007, we repurchased 3.6 million shares at a weighted average price of $28.72. As of December 31, 2007, we had no remaining repurchase capacity under this stock repurchase program.

On November 30, 2007, our Board of Directors approved a new stock repurchase program authorizing Genworth to repurchase up to $1.0 billion of our common stock through the end of 2009. During the fourth quarter of 2007, we repurchased approximately 1.0 million shares at a weighted average price of $24.93. The remaining capacity under the new stock repurchase program was $976 million as of December 31, 2007.

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2007, 2006 and 2005, we received dividends from our insurance subsidiaries of $750 million ($163 million of which were deemed “extraordinary”), $587 million ($231 million of which were deemed “extraordinary”) and $639 million ($76 million of which were deemed “extraordinary”), respectively.

Based on statutory results as of December 31, 2007, we estimate our subsidiaries could pay dividends of approximately $1.5 billion to us in 2008 without obtaining regulatory approval. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, also are subject to various guidelines established by the rating agencies for us to maintain our ratings.

In addition to dividends from our insurance subsidiaries, our other sources of funds include payments from our subsidiaries pursuant to tax sharing arrangements, borrowings pursuant to our credit facilities and proceeds from any additional issuances of commercial paper.

The following table sets forth our parent company only condensed cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Net cash from operating activities	$895	$380	$848
Net cash from investing activities	225	(180)	48
Net cash from financing activities	(847)	(448)	(664)

Net increase (decrease) in cash less foreign exchange effect	$273	$(248)	$232

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

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. For the year ended December 31, 2007, we received net cash proceeds of $613 million from the sale of our discontinued operations in May 2007 and $11 million from maturities of fixed maturity securities. During 2007, we made $399 million of capital contributions to our subsidiaries. For the year ended December 31, 2006, we received $117 million from maturities of fixed maturity securities. Additionally during 2006, we paid $223 million, net of cash acquired, for businesses acquired and made $74 million in capital contributions to our subsidiaries.

Cash flows from financing activities are affected by payments and proceeds from our borrowings, dividends paid to our stockholders and treasury stock acquisitions. For the year ended December 31, 2007, we acquired $1,124 million of treasury stock and paid $163 million in dividends to our stockholders. In 2007, we issued senior notes having an aggregate principal amount of $350 million. The net proceeds from the issuance of those senior notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock for $600 million which was used to repurchase shares of our Class A Common Stock. For the year ended December 31, 2006, we acquired $1,000 million of treasury stock and paid $145 million in dividends to our stockholders which was partially offset by the issuance of $600 million of junior subordinated notes.

In connection with our corporate formation, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation is $360 million as of December 31, 2007.

We have provided liquidity support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling $794 million and $325 million as of December 31, 2007 and 2006, respectively. The majority of these obligations are backed by assets held in our insurance subsidiaries which we believe sufficiently cover the underlying obligations.

During 2007, we entered into a capital support agreement of up to $200 million with one of our subsidiaries to fund claims under an intercompany reinsurance agreement to support our international mortgage insurance business. In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guarantees the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement.

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

As of December 31, 2007, we had approximately $2,645 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $2,645 million aggregate amount outstanding as of December 31, 2007, $670 million had put option features, including $170 million with put option features of 90 days and $500 million with put option features of 180 days.

Our Retirement and Protection segment previously issued a combined $9.3 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract as of December 31, 2007. The credit market conditions during 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period and as of December 31, 2007, certain contractholders did not extend the maturity on approximately $2.1 billion of outstanding notes, of which $1.4 billion will mature during 2008.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders, and withdrawals. As of December 31, 2007, our total cash, cash equivalents and invested assets were $73.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 36% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2007.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our U.S. Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of December 31, 2007 was $1.2 billion.

Capital resources and financing activities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the facility). In August 2007, we entered into a $1.0 billion five-year revolving credit facility that matures in August 2012. This agreement replaces our $1.0 billion five-year credit facility that was scheduled to mature in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of December 31, 2007, we utilized $173 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

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

In November 2006, we issued fixed-to-floating rate junior notes having an aggregate principal amount of $600 million, with an annual interest rate equal to 6.15% payable semi-annually, until November 15, 2016, at which point the annual interest rate will be equal to the three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, we have the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to ten years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. We will not be required to settle deferred interest payments until we have deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

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

In 2007, our wholly-owned subsidiaries, River Lake Insurance Company IV and River Lake Insurance Company II issued non-recourse funding obligations in the amounts of $540 million and $250 million, respectively. As of December 31, 2007 and 2006, there were $3.5 billion and $2.8 billion of non-recourse funding obligations outstanding, respectively. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements. In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the then current maximum contractual rate. In December 2007, the maximum rate on $500 million of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate. In addition, January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate.

In March 2007, Genworth Financial Commercial Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million credit facility maturing in March 2010. The sole purpose of this facility was to fund the purchase of commercial mortgage loans. As of December 31, 2007, there was $86 million outstanding under this facility. In February 2008, Genworth Financial Commercial Warehouse LLC terminated this facility and repaid all amounts outstanding.

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

On December 8, 2006, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500 million of our common stock over the 12-month period commencing January 1, 2007. Additionally on March 20, 2007, our Board of Directors increased the size of the stock repurchase program by $600 million to $1,100 million for 2007. During the first quarter of 2007, we repurchased 6.6 million shares at a weighted average price of $35.16. During the second quarter of 2007, we repurchased 21.2 million shares, including the 16.5 million shares discussed above, at a weighted average price of $36.08. During the third quarter of 2007, we repurchased 3.6 million shares at a weighted average price of $28.72. In October 2007, we settled the accelerated share repurchase transaction resulting in the broker/dealer counterparty’s delivery of $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007. As of December 31, 2007, we had no remaining repurchase capacity under this stock repurchase program.

On November 30, 2007, our Board of Directors approved a new stock repurchase program authorizing Genworth to repurchase up to $1.0 billion of our common stock through the end of 2009. During the fourth quarter of 2007, we repurchased approximately 1.0 million shares at a weighted average price of $24.93 under this program. The remaining capacity under the new stock repurchase program is $976 million. We believe our revolving credit facilities, further issuances under our commercial paper program and anticipated cash flows from operations, will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, refer to note 14 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations, as of December 31, 2007, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll. The table below includes the contractual obligations associated with our group life and health insurance business, which was accounted for as a discontinued operation.

	Payments due by period
(Amounts in millions)	Total	2008	2009-2010	2011-2012	2013 and thereafter
Borrowings and interest (1)	$14,390	$—	$1,181	$1,098	$12,111
Operating lease obligations	125	30	44	51	—
Other purchase liabilities (2)	99	39	42	18	—
Securities lending and repurchase obligations (3)	2,947	2,448	89	266	144
Commercial mortgage loan commitments (4)	151	151	—	—	—
Limited partnership commitments (4)	524	163	184	120	57
Insurance liabilities (5)	84,809	7,937	12,165	9,001	55,706
Tax matters agreement (6)	510	22	64	94	330
Unrecognized tax benefits (7)	425	34	12	153	226

Total contractual obligations	$103,980	$10,824	$13,781	$10,801	$68,574

(1)	Includes payments of principal and interest on our short- and long-term borrowings, non-recourse funding obligations and dividend payments on our mandatorily redeemable Series A Preferred Stock, as described in note 14 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake IV, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years.
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2008.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.
(5)

Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations recorded in the consolidated balance sheets are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(6)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement as adjusted to reflect the sale of our group life and health insurance business, which is included, as described in note 15 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.
(7)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 15 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2007 and 2006 were $1.6 billion and $1.8 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in the year ended December 31, 2007. We recognized an investment loss on the sale of $11 million, net of tax, from a resecuritization transaction in 2006 as further discussed under “Securitization Entities.” There were no off-balance sheet securitization transactions executed in the year ended December 31, 2005.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of December 31, 2007, we provided limited recourse for a maximum of $119 million of credit losses. To date, we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

As part of our IPO, we issued $600 million of our Equity Units. These Equity Units consist of two separate and detachable contracts as follows:

•	a contract to purchase shares of our Class A Common Stock, which we refer to as the stock purchase contracts or forward sale commitment; and

•	a $25 ownership interest in our 3.84% senior notes due in 2009.

The stock purchase contract was, for accounting purposes, a derivative financial instrument indexed to and potentially settled in company stock. We recorded the stock purchase contract in the equity section of our consolidated balance sheet. As such, this derivative financial instrument was not required to be marked to market through income and, therefore, was included in our balance sheet at the original value of $37 million. Had this forward sale commitment not qualified to be classified in equity, we would have been required to record a derivative liability of $279 million with a change in value of $28 million recorded currently in income as of and for the year ended December 31, 2006. The Equity Units were settled in May 2007. For a more complete description of the Equity Units, refer to note 14 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Securitization Entities

GE Capital, our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities, and therefore, makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our consolidated financial statements because the funding conduit no longer qualified as a third-party. The assets and liabilities associated with these securitization entities were reported in the corresponding financial statement captions in our consolidated balance sheet, and the assets are noted as restricted due to the lack of legal control we have over them. We applied the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

As a result of GE Capital no longer having an ownership interest in us, in March 2006, the respective funding conduit re-qualified as a third-party and these securitization entities regained their qualifying status under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our consolidated financial statements. We continue to hold a retained interest in the form of interest-only strips classified as fixed maturity securities available-for-sale in our consolidated balance sheets. We recognized an investment loss on the sale of $11 million, net of tax, from this re-securitization transaction in 2006.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. Mortgage Insurance segment, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in the first and second quarters of the calendar year and increase in the third and fourth quarters. As a result, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. During 2008, however, delinquencies may be higher in the first and second quarters as a result of the current downturn in the U.S. housing market. See “—Business trends and conditions.” In addition, incurred claims for our Medicare supplement insurance are seasonal in nature due to the timing of health care usage and payment of Medicare deductibles, which are both higher in the first half of the year.

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

Credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities during 2007. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

During the year ended December 31, 2007, the currency in our principal international locations (Canada, Australia and Europe) has strengthened significantly against the U.S. dollar. This has resulted in higher levels of reported revenues, net income, assets, liabilities and accumulated other comprehensive income in our U.S. dollar consolidated balance sheet. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency rates have had during the year.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2007 and 2006 was $70.8 billion and $68.6 billion, respectively, of which 78% and 80%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2007, 2006 and 2005, 50%, 37% and 30%, respectively, of our income from continuing operations were generated by our international operations.

We use derivative financial instruments, such as interest rate and foreign currency swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

Interest Rate Risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $2.8 billion before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2007.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2007, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our income from continuing operations before income taxes by approximately $93 million.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $5 million, based on our equity positions as of December 31, 2007. In addition, fluctuations in equity market prices affect our revenues and returns from our variable annuity and managed money products, which depend upon fees that are related primarily to the value of assets under management, in relation to total change in fair value of the hedged item.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements contain mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either party’s unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.”

Swaps and purchased options with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances.

The following table sets forth derivative counterparty credit limits by credit rating as of December 31, 2007:

(Amounts in millions)
S&P rating	Moody’s rating	Long-term (exposures over one year) net of collateral	Aggregate limits (including those under one year) net of collateral	Aggregate limit (gross of collateral)
AAA	Aaa	$50	$125	$300
AA-	Aa3	25	100	250
A	A2	15	90	200

Item 8.	Financial Statements and Supplementary Dat a

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007, and share-based payments and pension and other postretirement plan obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2008

Genworth Financial, Inc.

Consolidated Statements of Income

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues:
Premiums	$6,330	$5,802	$5,638
Net investment income	4,135	3,787	3,489
Net investment gains (losses)	(332)	(69)	(1)
Insurance and investment product fees and other	992	765	660

Total revenues	11,125	10,285	9,786

Benefits and expenses:
Benefits and other changes in policy reserves	4,580	4,004	3,753
Interest credited	1,552	1,520	1,423
Acquisition and operating expenses, net of deferrals	2,075	1,858	1,821
Amortization of deferred acquisition costs and intangibles	831	686	751
Interest expense	481	364	293

Total benefits and expenses	9,519	8,432	8,041

Income from continuing operations before income taxes and cumulative effect of accounting change	1,606	1,853	1,745
Provision for income taxes	452	570	559

Income from continuing operations before cumulative effect of accounting change	1,154	1,283	1,186
Income from discontinued operations, net of taxes	15	41	35
Gain on sale of discontinued operations, net of taxes	51	—	—

Income before cumulative effect of accounting change	1,220	1,324	1,221
Cumulative effect of accounting change, net of taxes	—	4	—

Net income	$1,220	$1,328	$1,221

Earnings from continuing operations per common share:
Basic	$2.62	$2.81	$2.50

Diluted	$2.58	$2.73	$2.45

Earnings per common share:
Basic	$2.77	$2.91	$2.57

Diluted	$2.73	$2.83	$2.52

Weighted-average common shares outstanding:
Basic	439.7	455.9	475.3

Diluted	447.6	469.4	484.6

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Balance Sheets

(Amounts in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$55,154	$54,684
Equity securities available-for-sale, at fair value	366	197
Commercial mortgage loans	8,953	8,357
Policy loans	1,651	1,489
Other invested assets	4,676	3,846

Total investments	70,800	68,573
Cash and cash equivalents	3,091	2,436
Accrued investment income	773	742
Deferred acquisition costs	7,034	6,183
Intangible assets	914	831
Goodwill	1,600	1,602
Reinsurance recoverable	16,483	16,783
Other assets	822	864
Separate account assets	12,798	10,875
Assets associated with discontinued operations	—	1,982

Total assets	$114,315	$110,871

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$26,740	$25,234
Policyholder account balances	36,913	38,216
Liability for policy and contract claims	3,693	3,114
Unearned premiums	5,631	4,229
Other liabilities	6,255	5,943
Non-recourse funding obligations	3,455	2,765
Short-term borrowings	200	199
Long-term borrowings	3,903	4,021
Deferred tax liability	1,249	1,522
Separate account liabilities	12,798	10,875
Liabilities associated with discontinued operations	—	1,423

Total liabilities	100,837	97,541

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million and 493 million shares issued as of December 31, 2007 and 2006, respectively; 436 million and 443 million shares outstanding as of December 31, 2007 and 2006, respectively	1	—
Additional paid-in capital	11,461	10,759

Accumulated other comprehensive income:
Net unrealized investment gains (losses)	(526)	435
Derivatives qualifying as hedges	473	375
Foreign currency translation and other adjustments	780	347

Total accumulated other comprehensive income	727	1,157
Retained earnings	3,913	2,914
Treasury stock, at cost (85 million and 50 million shares as of December 31, 2007 and 2006, respectively)	(2,624)	(1,500)

Total stockholders’ equity	13,478	13,330

Total liabilities and stockholders’ equity	$114,315	$110,871

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2004	$—	$10,612	$1,608	$646	$—	$12,866

Comprehensive income:
Net income	—	—	—	1,221	—	1,221
Net unrealized gains (losses) on investment securities	—	—	(259)	—	—	(259)
Derivatives qualifying as hedges	—	—	121	—	—	121
Foreign currency translation and other adjustments	—	—	(66)	—	—	(66)

Total comprehensive income						1,017
Acquisition of treasury stock	—	—	—	—	(500)	(500)
Dividends to stockholders	—	—	—	(132)	—	(132)
Stock-based compensation	—	51	—	—	—	51
Other capital contributions	—	8	—	—	—	8

Balances as of December 31, 2005	—	10,671	1,404	1,735	(500)	13,310

Cumulative effect of change in accounting, net of income taxes	—	—	(31)	—	—	(31)
Comprehensive income:
Net income	—	—	—	1,328	—	1,328
Net unrealized gains (losses) on investment securities	—	—	(325)	—	—	(325)
Derivatives qualifying as hedges	—	—	(14)	—	—	(14)
Foreign currency translation and other adjustments	—	—	123	—	—	123

Total comprehensive income						1,112
Acquisition of treasury stock	—	—	—	—	(1,000)	(1,000)
Dividends to stockholders	—	—	—	(149)	—	(149)
Stock-based compensation	—	83	—	—	—	83
Other capital contributions	—	5	—	—	—	5

Balances as of December 31, 2006	—	10,759	1,157	2,914	(1,500)	13,330

Cumulative effect of change in accounting, net of income taxes	—	—	—	(54)	—	(54)
Comprehensive income:
Net income	—	—	—	1,220	—	1,220
Net unrealized gains (losses) on investment securities	—	—	(961)	—	—	(961)
Derivatives qualifying as hedges	—	—	98	—	—	98
Foreign currency translation and other adjustments	—	—	433	—	—	433

Total comprehensive income						790
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(1,124)	(1,124)
Dividends to stockholders	—	—	—	(167)	—	(167)
Stock-based compensation expense and exercises	—	99	—	—	—	99
Other capital contributions	—	3	—	—	—	3

Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,220	$1,328	$1,221
Less income from discontinued operations, net of taxes	(15)	(41)	(35)
Less gain on sale from discontinued operations, net of taxes	(51)	—	—

Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(29)	16	58
Net investment (gains) losses	332	69	1
Charges assessed to policyholders	(397)	(338)	(331)
Acquisition costs deferred	(1,408)	(1,218)	(1,063)
Amortization of deferred acquisition costs and intangibles	831	686	751
Deferred income taxes	252	365	824
Cumulative effect of accounting changes, net of taxes	—	(4)	—
Purchases of trading securities and held-for-sale investments, net of proceeds from sales	(213)	(96)	—
Stock-based compensation expense	41	34	50
Change in certain assets and liabilities:
Accrued investment income and other assets	(164)	(57)	(49)
Insurance reserves	3,361	3,176	2,693
Current tax liabilities	141	51	(308)
Other liabilities and other policy-related balances	865	347	(381)
Cash from operating activities—discontinued operations	25	47	48

Net cash from operating activities	4,791	4,365	3,479

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	5,777	6,137	5,725
Commercial mortgage loans	1,156	1,125	1,035
Proceeds from sales of investments:
Fixed maturity and equity securities	8,224	7,268	2,901
Purchases and originations of investments:
Fixed maturity and equity securities	(15,263)	(14,656)	(10,503)
Commercial mortgage loans	(1,631)	(1,993)	(2,470)
Other invested assets, net	(567)	(82)	213
Policy loans, net	(162)	(144)	(126)
Payments for businesses purchased, net of cash acquired	(31)	(511)	—
Cash received from sale of discontinued operations, net of cash sold	514	—	—
Cash from investing activities—discontinued operations	103	(42)	(52)

Net cash from investing activities	(1,880)	(2,898)	(3,277)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	8,002	7,746	7,923
Redemption and benefit payments on investment contracts	(10,118)	(9,511)	(8,007)
Short-term borrowings and other, net	(49)	47	(413)
Redemption of non-recourse funding obligations	(100)	—	—
Proceeds from issuance of non-recourse funding obligations	790	1,365	500
Repayment of long-term borrowings	(500)	—	—
Proceeds from issuance of long-term borrowings	349	598	348
Dividends paid to stockholders	(163)	(145)	(128)
Stock-based compensation awards exercised	39	49	—
Acquisition of treasury stock	(1,124)	(1,000)	(500)
Proceeds from issuance of common stock	600	—	—
Capital contribution received from our former parent	—	3	23
Cash from financing activities—discontinued operations	(21)	13	6

Net cash from financing activities	(2,295)	(835)	(248)
Effect of exchange rate changes on cash and cash equivalents	6	(38)	(42)

Net change in cash and cash equivalents	622	594	(88)

Cash and cash equivalents at beginning of year	2,469	1,875	1,963

Cash and cash equivalents at end of year	3,091	2,469	1,875
Less cash and cash equivalents of discontinued operations at end of year	—	33	21

Cash and cash equivalents of continuing operations at end of year	$3,091	$2,436	$1,854

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer Medicare supplement insurance and wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products principally include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

•

International. In Canada, Australia, New Zealand, Mexico, Japan and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risks. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007.

In connection with the IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). The transaction was accounted for at book value as a transfer between entities under common control and is referred to as our corporate formation.

During 2005 and 2006, GE completed secondary public offerings of 237.6 million and 71.2 million shares, respectively, of our Class B Common Stock that were automatically converted to Class A Common Stock upon the sale of these shares to the public. Concurrently with one of the 2005 secondary offerings and with the 2006

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

secondary offering, we repurchased 19.4 million and 15.0 million shares, respectively, of Class B Common Stock from GE at a price of $25.811 and $31.93125 per share (prices equal to the net proceeds per share received by the selling stockholder from the underwriters), respectively, which were recorded at cost as treasury stock in our consolidated balance sheets. As a result of these transactions, GE no longer owns any of our outstanding common stock.

(2) Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. In 2007, we elected to report separately our liabilities for future policy benefits and policyholder account balances in our consolidated balance sheets. Therefore, the respective prior year amounts have been reclassified to conform to the current year presentation.

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

Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life insurance products are not reported as revenues but rather as deposits and are included in liabilities for policyholder account balances.

b) Net Investment Income and Net Investment Gains and Losses

Investment income is recognized when earned. Investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.

c) Insurance and Investment Product Fees and Other

Insurance and investment product fees and other consist primarily of insurance charges assessed on universal life insurance contracts, fees assessed against policyholder account values and commission income.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Charges to policyholder accounts for universal life cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders and variable life insurance policyholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities traded in markets where estimates of fair values are readily obtained from independent pricing sources. For our less liquid securities, such as privately placed securities, we employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income. Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

e) Commercial Mortgage Loans

Commercial mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

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

All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible. Additions and reductions are made to the allowance through periodic provisions or benefits to net investment gains (losses). Commercial mortgage loans classified as held-for-sale are carried at the lower of cost or market and are included in commercial mortgage loans in our consolidated balance sheets.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

f) Securities Lending Activity and Repurchase Agreements

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The fair value of collateral held was $2.4 billion and $2.3 billion as of December 31, 2007 and 2006, respectively. We had non-cash collateral of $672 million and $248 million, respectively, as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, the fair value of securities pledged under the securities lending program was $2.3 billion and $2.2 billion, respectively, and was included in fixed maturity securities in our consolidated balance sheets.

We engage in a repurchase program for the purpose of enhancing the yield on our investment securities portfolio in which we sell a security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2007, the fair value of the securities pledged under the repurchase program totaled $569 million and the offsetting repurchase obligation of $550 million was included in other liabilities in the consolidated balance sheet.

g) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of 90 days or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

h) Deferred Acquisition Costs

Acquisition costs include costs, which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Amortization for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on estimated gross profits. Estimated gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the years ended December 31, 2007, 2006 and 2005, there were no charges to income recorded as a result of our DAC recoverability testing.

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2007, 2006 and 2005, no charges to income were recorded as a result of our PVFP recoverability testing.

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

j) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

value. We use discounted cash flows and other valuation techniques to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the business using the relative fair value methodology to measure the gain or loss on disposal. For the years ended December 31, 2007, 2006 and 2005, no charges were recorded as a result of our goodwill impairment testing.

k) Reinsurance

Premium revenue, benefits and acquisition and operating expenses are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance assumed contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.

l) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) forecasted transactions.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure hedge ineffectiveness. We generally determine hedge effectiveness based on total changes in fair value of the hedged item attributable to the hedged risk and the total changes in fair value of the derivative instrument.

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated as a hedge instrument; or (iv) it is probable that the forecasted transaction will not occur.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the consolidated balance sheets at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in income. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income and is recognized when the transaction affects income; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in other comprehensive income are reclassified into income when income is impacted by the variability of the cash flow of the hedged item.

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

For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in income. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in income. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the consolidated balance sheets at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value in the consolidated balance sheets, with changes in its fair value recognized in the current period as income.

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

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in the current period in income. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheets at fair value, with changes in fair value recognized in the current period in income.

m) Separate Accounts

The separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the variable annuity contractholders and variable life insurance policyholders. We assess mortality and expense risk fees and administration charges on the assets allocated to the separate accounts. The separate account assets are carried at fair value and are equal to the liabilities that represent the contractholders’ and policyholders’ equity in those assets.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

n) Insurance Reserves

Future Policy Benefits

We account for the liability for future policy benefits in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We include insurance-type contracts, such as traditional life insurance in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity, and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

Policyholder Account Balances

We account for the liability for policyholder account balances in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. We include investment-type contracts and our universal life insurance contracts in the liability for policyholder account balances. Investment-type contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholders’ contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

o) Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) claims that have been reported to the insurer; (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.

For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loan moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserve associated with that potential claim may also increase. During the fourth quarter of 2006, we performed an annual update of our Australian loss reserve factors which resulted in an increase in our reserves for losses and loss adjustment expenses of $34 million. The update in fourth quarter of 2007 did not result in a material increase in our reserve for losses.

Management considers the liability for policy and contract claims provided to be satisfactory to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

p) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2007 and 2006, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. Adjustments associated with this update resulted in an increase in earned premiums of $45 million in 2007. In 2006, adjustments associated with this update and cancellations resulted in an increase in earned premiums of $74 million.

q) Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We determine a grant date fair value using a Black-Scholes model (“Black-Scholes Model”) and recognize the related compensation expense, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards.

r) Employee Benefit Plans

We provide employees with a defined contribution pension plan and recognize expense throughout the year based on the employee’s age, service and eligible pay. We make an annual contribution to the plan. We also provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans.

Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through comprehensive income.

s) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.

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

Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with our corporate reorganization, our U.S. life insurance entities file a consolidated life insurance federal income tax return, and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. Intercompany balances under all agreements are settled at least annually.

t) Foreign Currency Translation

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

u) Accounting Changes

Accounting for Uncertainty in Income Taxes

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of SOP 05-1 resulted in the shortening of the period over which our group life and health insurance business deferred acquisition costs are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $54 million, net of tax. The cumulative effect of adoption of SOP 05-1 related to our discontinued operations which we sold on May 31, 2007.

Accounting for Defined Benefit, Pension and Other Postretirement Plans

On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, under the prospective method. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Upon adoption, we recorded a $31 million reduction in comprehensive income in our consolidated statement of changes in stockholders’ equity as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, we originally reported total comprehensive income of $1,081 million. We have revised our presentation of total comprehensive income to be $1,112 million as of December 31, 2006.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted SFAS No. 123R under the modified prospective transition method. The statement requires companies to recognize the grant-date fair value of options and other equity-based awards within the income statement over the respective vesting period of the awards. We adopted SFAS No. 123 effective January 1, 2002 and, as permitted, we determined a grant date fair value using a Black-Scholes model (“Black-Scholes Model”) and recognized the related compensation expense through the income statement for all equity awards issued subsequent to January 1, 2002. As a result of the adoption of SFAS No. 123R, we will continue to recognize the remaining portion of the requisite service under previously granted unvested awards including those awards granted prior to January 1, 2002. Prior to the adoption of SFAS No. 123R, we adjusted compensation cost related to forfeiture of awards when the actual forfeiture occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and requires companies which previously accounted for forfeitures on an occurrence basis to include in income of the period of adoption a cumulative effect of a change in accounting principle for the adjustment to reflect estimated forfeitures for prior periods. On January 1, 2006, we recognized an increase to net income of $4 million related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See note 17 for additional information.

Accounting for Certain Hybrid Financial Instruments

As of January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

value basis. In addition, among other changes, SFAS No. 155: (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

v) Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements. During December 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. We expect to elect the partial adoption of SFAS No. 157 under the provisions of the FSP for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The FASB also issued proposed FSP FAS 157-c in January 2008 that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of these proposed FSPs for any impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items will be reported in earnings in the current period. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 will not impact our consolidated financial statements, as no items will be elected for measurement at fair value upon initial adoption. Subsequent to initial adoption, we will evaluate eligible financial assets and liabilities on their election dates. Any future elections made under this standard would be disclosed in accordance with the provisions outlined in the statement.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 141R will be effective for us on January 1, 2009 and will be applied to business combinations for which the acquisition date is on or after the effective date. We do not expect SFAS No. 141R to have a material impact on our consolidated financial statements.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income for the years ended December 31, 2007, 2006 and 2005 by 439.7 million, 455.9 million and 475.3 million weighted average basic shares outstanding and by 447.6 million, 469.4 million and 484.6 million weighted average diluted shares outstanding, respectively.

(Amounts in millions, except per share amounts)	2007	2006	2005
Basic earnings per common share:
Income from continuing operations before accounting change	$2.62	$2.81	$2.50
Income from discontinued operations, net of taxes	0.03	0.09	0.07
Gain on sale of discontinued operations, net of taxes	0.12	—	—
Cumulative effect of accounting change, net of taxes	—	0.01	—

Basic earnings per common share (1)	$2.77	$2.91	$2.57

Diluted earnings per common share:
Income from continuing operations before accounting change	$2.58	$2.73	$2.45
Income from discontinued operations, net of taxes	0.03	0.09	0.07
Gain on sale of discontinued operations, net of taxes	0.11	—	—
Cumulative effect of accounting change, net of taxes	—	0.01	—

Diluted earnings per common share (1)	$2.73	$2.83	$2.52

Weighted-average shares used in basic earnings per common share calculations	439.7	455.9	475.3
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	3.2	7.7	5.5
Stock options, restricted stock units and stock appreciation rights	4.7	5.8	3.8

Weighted-average shares used in diluted earnings per common share calculations	447.6	469.4	484.6

(1)	May not total due to whole number calculation.

(4) Discontinued Operations

Sale of Group Life and Health Insurance Business

On May 31, 2007, we completed the sale of our group life and health insurance business for gross cash proceeds of approximately $660 million. Accordingly, the business was accounted for as discontinued operations and its results of operations, financial position and cash flows were separately reported for all periods presented. The sale resulted in a gain on sale of discontinued operations of $51 million, net of taxes.

Summary operating results of discontinued operations for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Revenues	$318	$744	$719

Income before income taxes	$24	$65	$53
Provision for income taxes	9	24	18

Income from discontinued operations	$15	$41	$35

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The assets and liabilities associated with discontinued operations prior to the sale have been segregated in our consolidated balance sheet. The major asset and liability categories as of December 31 were as follows:

(Amounts in millions)	2006
Assets:
Investments	$903
Cash and cash equivalents	33
Deferred acquisition costs	142
Intangible assets and goodwill	145
Reinsurance recoverable and other assets	759

Assets associated with discontinued operations	$1,982

Liabilities:
Future policy benefits and policyholder account balances	$837
Liability for policy and contract claims	428
Unearned premiums, other liabilities and deferred tax liability	158

Liabilities associated with discontinued operations	$1,423

(5) Investments

(a) Net Investment Income

Sources of net investment income for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Fixed maturity securities—taxable	$3,189	$2,930	$2,675
Fixed maturity securities—non-taxable	102	122	128
Commercial mortgage loans	548	507	454
Equity securities	31	23	25
Other investments (1)	97	51	73
Policy loans	144	128	109
Restricted investments held by securitization entities	—	7	50
Cash, cash equivalents and short-term investments	119	95	45

Gross investment income before expenses and fees	4,230	3,863	3,559
Expenses and fees	(95)	(76)	(70)

Net investment income	$4,135	$3,787	$3,489

(1)	Included in other investments was $16 million and $6 million, respectively, of net investment income related to trading securities in 2007 and 2006.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(b) Net Investment Gains (Losses)

Net investment gains (losses) for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Available-for-sale securities:
Realized gains on sale	$36	$72	$108
Realized losses on sale	(106)	(118)	(39)
Impairments	(229)	(8)	(70)
Loss on derecognition of securitization entities	—	(17)	—
Net unrealized losses on trading securities	(14)	(1)	—
Commercial mortgage loans	(11)	—	—
Derivative instruments	(9)	3	—
Other	1	—	—

Net investment gains (losses)	$(332)	$(69)	$(1)

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income as of December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(948)	$613	$1,139
Restricted fixed maturity securities	—	—	(1)
Equity securities	25	26	33
Other invested assets	(22)	15	9

Subtotal	(945)	654	1,180
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	128	6	(25)
Deferred income taxes, net	291	(229)	(405)
Net unrealized gains on investment securities included in assets associated with discontinued operations, net of deferred taxes of $(0), $(2) and $(5)	—	4	10

Net unrealized investment gains (losses)	$(526)	$435	$760

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income for the years ended December 31 was as follows:

(Amounts in millions)	2007	2006	2005
Net unrealized investment gains (losses) as of January 1	$435	$760	$1,019

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(1,898)	(573)	(636)
Adjustment to deferred acquisition costs	77	9	201
Adjustment to present value of future profits	34	20	59
Adjustment to sales inducements	11	2	1
Provision for deferred income taxes	625	176	130

Change in unrealized gains (losses) on investment securities	(1,151)	(366)	(245)
Reclassification adjustments to net investment (gains) losses, net of deferred taxes of $(105), $(26) and $(1)	194	47	—
Unrealized gains (losses) on investment securities included in assets associated with discontinued operations, net of deferred taxes of $2, $3 and $8	(4)	(6)	(14)

Net unrealized investment gains (losses) as of December 31	$(526)	$435	$760

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(d) Fixed Maturity and Equity Securities

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$850	$21	$(7)	$864
Tax exempt	2,126	106	(1)	2,231
Government—non U.S.	1,688	83	(6)	1,765
U.S. corporate	24,350	639	(333)	24,656
Corporate—non U.S.	10,567	204	(139)	10,632
Mortgage and asset-backed	14,490	141	(95)	14,536

Total fixed maturity securities	54,071	1,194	(581)	54,684
Equity securities	171	28	(2)	197

Total available-for-sale securities	$54,242	$1,222	$(583)	$54,881

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists. The aggregate fair value of securities sold at a loss during the twelve months ended December 31, 2007 was $4,638 million, which was approximately 97% of book value.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less Than 12 Months			12 Months or more
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$72	$(1)	7	$32	$(1)	7
Tax exempt	377	(24)	92	—	—	—
Government—non U.S.	482	(9)	115	174	(2)	25
U.S. corporate	8,071	(366)	711	4,835	(347)	502
Corporate—non U.S.	5,241	(179)	598	3,387	(186)	339
Mortgage and asset-backed	7,343	(618)	892	3,050	(186)	435

Subtotal, fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308
Equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

% Below cost—fixed maturity securities:
<20% Below cost	$20,985	$(841)	2,273	$11,247	$(596)	1,238
20-50% Below cost	524	(241)	105	216	(93)	55
>50% Below cost	77	(115)	37	15	(33)	15

Total fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308

% Below cost—equity securities:
<20% Below cost	14	(2)	7	21	(2)	5
20-50% Below cost	8	(3)	1	3	(2)	2
>50% Below cost	—	—	—	—	—	—

Total equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

Investment grade	$20,642	$(1,142)	2,212	$10,983	$(664)	1,224
Below investment grade	955	(59)	205	507	(60)	88
Not Rated—Fixed maturity securities	11	(1)	6	—	—	—
Not Rated—Equities	—	—	—	12	(2)	3

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The investment securities in an unrealized loss position as of December 31, 2007 consisted of 3,738 securities accounting for unrealized losses of $1,928 million. Of these unrealized losses, 94% were investment grade (rated AAA through BBB-) and 75% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a generally high interest rate environment including the widening of credit spreads as investors sought higher compensation for the assumption of market risk during 2007.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2007, 72 securities were 20% or more below cost, including 14 securities, which were also below investment grade (rated BB+ and below). These 14 securities accounted for unrealized losses of $27 million and relate primarily to the communication industry, banking, consumer cyclical and mortgage-backed securities are current on all terms and we currently expect to collect full principal and interest.

As of December 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investments securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less Than 12 Months			12 Months or more
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$374	$(4)	13	$122	$(3)	22
Tax exempt	—	—	—	45	(1)	22
Government—non U.S.	373	(3)	72	155	(3)	40
U.S. corporate	5,041	(83)	498	6,152	(250)	659
Corporate—non U.S.	3,250	(46)	413	2,712	(93)	263
Mortgage and asset-backed	2,177	(13)	293	3,401	(82)	419

Subtotal, fixed maturity securities	11,215	(149)	1,289	12,587	(432)	1,425
Equity securities	—	—	—	23	(2)	12

Total temporarily impaired securities	$11,215	$(149)	1,289	$12,610	$(434)	1,437

% Below cost—fixed maturity securities:
<20% Below cost	$11,210	$(147)	1,288	$12,554	$(420)	1,419
20-50% Below cost	5	(2)	1	33	(12)	6
>50% Below cost	—	—	—	—	—	—

Total fixed maturity securities	11,215	(149)	1,289	12,587	(432)	1,425

% Below cost—equity securities:
<20% Below cost	—	—	—	23	(2)	12
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total equity securities	—	—	—	23	(2)	12

Total temporarily impaired securities	$11,215	$(149)	1,289	$12,610	$(434)	1,437

Investment grade	$10,863	$(141)	1,208	$11,974	$(403)	1,327
Below investment grade	352	(8)	81	624	(30)	100
Not Rated—Fixed maturity securities	—	—	—	—	—	—
Not Rated—Equities	—	—	—	12	(1)	10

Total temporarily impaired securities	$11,215	$(149)	1,289	$12,610	$(434)	1,437

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The scheduled maturity distribution of fixed maturity securities as of December 31, 2007 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Estimated fair value
Due one year or less	$2,282	$2,278
Due after one year through five years	11,502	11,434
Due after five years through ten years	9,575	9,441
Due after ten years	18,315	18,243

Subtotal	41,674	41,396
Mortgage and asset-backed	14,428	13,758

Total	$56,102	$55,154

As of December 31, 2007, $7,503 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2007, securities issued by finance and insurance, utilities and energy, and consumer—non cyclical industry groups represented approximately 34%, 18% and 11% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2007, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2007 and 2006, $568 million and $364 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. These amounts include $13 million related to discontinued operations as of December 31, 2006.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$2,454	27%	$2,319	28%
Retail	2,465	27	2,203	26
Industrial	2,326	26	2,211	26
Apartments	1,054	12	987	12
Mixed use/other	674	8	647	8

Total principal balance	8,973	100%	8,367	100%

Unamortized balance of loan origination fees and costs	6		5
Allowance for losses	(26)		(15)

Total (1)	$8,953		$8,357

(1)	Included $125 million of held-for-sale commercial mortgage loans as of December 31, 2007.

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$2,339	26%	$2,321	28%
South Atlantic	2,057	23	1,798	21
Middle Atlantic	1,226	14	1,115	13
East North Central	874	10	835	10
Mountain	794	9	815	10
New England	514	6	311	4
West North Central	464	5	535	7
West South Central	409	4	357	4
East South Central	296	3	280	3

Total principal balance	8,973	100%	8,367	100%

Unamortized balance of loan origination fees and costs	6		5
Allowance for losses	(26)		(15)

Total (1)	$8,953		$8,357

(1)	Included $125 million of held-for-sale commercial mortgage loans as of December 31, 2007.

“Impaired” loans are defined by U.S.GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2007 and 2006) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($0 million and $3 million as of December 31, 2007 and 2006, respectively).

Average investment in specifically impaired loans during 2007, 2006 and 2005 was $1 million, $1 million and $3 million, respectively, and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$15	$31	$52
Provision	11	1	11
Release	—	(17)	(32)

Balance as of December 31	$26	$15	$31

During 2005, we refined our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $32 million ($19 million net of deferred acquisition costs and of deferred taxes) of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

(6) Derivative Instruments

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

Certain derivative instruments are designated as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded as a component of other comprehensive income. The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Derivatives qualifying as effective accounting hedges as of January 1	$375	$389	$268
Current period increases (decreases) in fair value, net of deferred taxes of $62, $9 and $(42)	113	(15)	81
Reclassification to net income, net of deferred taxes of $8, $(1) and $(23)	(15)	1	40

Derivatives qualifying as effective accounting hedges as of December 31	$473	$375	$389

The $473 million, net of taxes, recorded in stockholders’ equity as of December 31, 2007 is expected to be reclassified to future income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $13 million, net of income taxes, is expected to be reclassified to income in the year ending December 31, 2008. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions currently

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

being hedged are expected to occur by 2036. No amounts were reclassified to income during the years ended December 31, 2007 and 2006 in connection with forecasted transactions that were no longer considered probable of occurring.

Positions in derivative instruments

The fair value of derivative instruments is based upon either market quotations or pricing valuation models which utilize independent third-party data as input. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2007			2006
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$23,138	$740	$74	$17,832	$518	$22
Foreign currency swaps	759	33	14	567	—	8
Forward commitments	2	—	—	—	—	—
Equity index options	979	127	—	323	22	—
Credit default swaps	10	—	—	—	—	—
Financial futures	106	—	—	19	—	—

Total derivatives	$24,994	$900	$88	$18,741	$540	$30

The fair value of derivatives in a gain position was recorded in other invested assets and the fair value of derivatives in a loss position was recorded in other liabilities. As of December 31, 2007 and 2006, the fair value of derivatives presented in the preceding table includes $147 million and $32 million, respectively, recorded in other invested assets and $23 million and $9 million, respectively, recorded in other liabilities related to derivatives that do not qualify for hedge accounting.

Income effects of derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through income. Time value of purchased options is the most common example of such elements in instruments we use. The following table provides additional information about the income effects of derivatives and pre-tax income effects of such items shown as “amounts excluded from the measure of effectiveness” for the years ended December 31:

	2007		2006		2005
(Amounts in millions)	Cash flow hedges	Fair value hedges	Cash flow hedges	Fair value hedges	Cash flow hedges	Fair value hedges
Ineffectiveness	$6	$2	$3	$—	$(2)	$—
Amounts excluded from the measure of effectiveness	$—	$—	$—	$—	$—	$—

We hold certain derivative instruments that do not qualify for hedge accounting. The changes in fair value of these instruments are recognized currently in income. For the years ended December 31, 2007, 2006 and 2005, the effect on pre-tax income (loss) was $(23) million, $5 million and $18 million, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Derivative counterparty credit risk

We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements contain mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either party’s unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.” If the downgrade provisions had been triggered as of December 31, 2007, we could have been required to claim up to $440 million from counterparties and no disbursement would have been required from us. This represents the net fair value of gains and losses by counterparty, less $372 million of available collateral held. As of December 31, 2007 and 2006, net fair value gains for each counterparty were $812 million and $514 million, respectively. As of December 31, 2007, there were no net fair value losses for each counterparty. As of December 31, 2006, net fair value losses for each counterparty were $3 million.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of December 31, 2007 and 2006, we retained collateral of $372 million and $399 million, respectively, related to these agreements including over collateralization from certain counterparties.

(7) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Unamortized balance as of January 1	$6,159	$5,437	$5,089
Impact of foreign currency translation	70	58	(70)
Costs deferred	1,408	1,218	1,063
Amortization, net of interest accretion	(704)	(579)	(645)
Adjustments (1)	—	25	—

Unamortized balance as of December 31	6,933	6,159	5,437
Accumulated effect of net unrealized investment (gains) losses	101	24	15

Balance as of December 31	$7,034	$6,183	$5,452

(1)	Adjustments in 2006 were the result of a $69 million reclassification from future policy benefits, partially offset by a $44 million decrease related to the reclassification of certain reinsurance assumed determined to be deposit method of accounting.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(8) Intangible Assets

The following table presents our intangible assets as of December 31:

	2007		2006
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$2,183	$(1,578)	$2,142	$(1,491)
Capitalized software	364	(221)	289	(180)
Deferred sales inducements to contractholders	133	(25)	80	(13)
Other	96	(38)	43	(39)

Total	$2,776	$(1,862)	$2,554	$(1,723)

Amortization expense related to present value of future profits, capitalized software and other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $127 million, $107 million and $106 million, respectively. Amortization expense related to deferred sales inducements of $12 million, $9 million and $3 million for the years ended December 31, 2007, 2006 and 2005, respectively, was included in benefits and other changes in policy reserves.

In 2007, we recorded an impairment of $13 million related to internal-use software.

Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Unamortized balance as of January 1	$672	$695	$775
Acquisitions	10	58	—
Impact of foreign currency translation	(3)	(2)	(1)
Interest accreted at 5.4%, 5.4%, 5.6%, respectively	34	37	41
Amortization	(121)	(116)	(120)

Unamortized balance as of December 31	592	672	695
Accumulated effect of net unrealized investment (gains) losses	13	(21)	(41)

Balance as of December 31	$605	$651	$654

The percentage of the December 31, 2007 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2008	9.7%
2009	9.1%
2010	8.6%
2011	8.0%
2012	7.3%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(9) Goodwill and Significant Acquisitions

Our goodwill balance by segment was as follows:

(Amounts in millions)	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate	Total
Balance as of December 31, 2005	$1,179	$114	$22	$—	$1,315
Acquisitions	277	—	—	—	277
Foreign exchange translation	—	10	—	—	10

Balance as of December 31, 2006	1,456	124	22	—	1,602
Acquisitions	(41)	—	—	30	(11)
Foreign exchange translation	—	9	—	—	9

Balance as of December 31, 2007	$1,415	$133	$22	$30	$1,600

In October 2005, we acquired C.J.M. Planning Corp. and affiliates for an up-front cost of $5 million, plus potential contingent consideration of up to $7 million through 2008. The initial payment of $5 million was recorded to goodwill in 2005 and an additional $3 million related to the contingent consideration was recorded to goodwill in 2006. There were no payments in 2007.

On May 1, 2006, we completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”), for $145 million, plus contingent consideration of $5 million per year for two years based on attaining certain sales production thresholds. Continental Life’s business provides primarily Medicare supplement insurance and is a part of our Retirement and Protection segment. This acquisition was accounted for using the purchase method. At close, the excess purchase price over the estimated fair value of the net assets acquired of $51 million was recorded as goodwill. In addition, $54 million of PVFP was initially recorded in connection with this transaction. The results of operations of Continental Life have been included in our consolidated results beginning May 1, 2006. We recorded a reduction to goodwill of $6 million and an increase to PVFP of $4 million upon finalization of the valuation in 2007. On July 3, 2006, we completed the acquisition of Vero Lenders Mortgage Insurance Limited (“Vero LMI”), a subsidiary of Vero Insurance Limited, which had been a wholly-owned by Promina Group Limited of Sydney, Australia, for $82 million, net of post-closing dividends to us. Vero LMI, consisted solely of a runoff mortgage insurance block and is now part of our International segment as Genworth Financial Mortgage Indemnity Limited. This acquisition was accounted for using the purchase method. PVFP of $4 million and no goodwill was recorded in connection with this transaction.

On October 20, 2006, we acquired AssetMark Investment Services, Inc. (“AssetMark”) of Pleasant Hill, California, for approximately $230 million. AssetMark is an investment management and adviser company with approximately $9.1 billion in third-party assets under management at the time of purchase. Under terms of the agreement, we may pay additional performance-based payments of up to $100 million in three to five years. This acquisition was accounted for using the purchase method and $223 million was initially recorded as goodwill in connection with this transaction. The results of operations of AssetMark have been included in our consolidated results beginning October 20, 2006. In 2007, upon finalization of the valuation, we recorded a reduction to goodwill of $35 million primarily due to the value related to key mutual fund advisor contracts.

On October 31, 2007, we acquired Liberty Reverse Mortgage, Incorporated (“Liberty”), an originator of reverse mortgage loans, for $35 million plus additional contingent consideration. Under terms of the agreement, we may pay an additional $25 million for performance in 2008 and $40 million for performance in 2009. The

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

results of operations of Liberty have been included in our consolidated results beginning November 1, 2007. This acquisition was accounted for using the purchase method and $30 million was recorded as goodwill in connection with this transaction. Such estimated values may change as additional information is obtained and the valuation is finalized.

(10) Reinsurance

We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses and to diversify our exposures. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for assumed and ceded transactions when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed.

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than the relationship discussed below with Union Fidelity Life Insurance Company (“UFLIC”), we do not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on our financial position.

As of December 31, 2007, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy is $5 million. On January 1, 2007, we increased the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy from $1 million to $5 million.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC, in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut, formerly known as The Travelers Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2007 and 2006, we have a reinsurance recoverable of $14,685 million and $15,010 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”).

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2007	2006	2005
Direct life insurance in-force	$672,710	$649,726	$595,237
Amounts assumed from other companies	1,597	1,657	1,871
Amounts ceded to other companies	(174,128)	(169,221)	(169,040)

Net life insurance in-force	$500,179	$482,162	$428,068

Percentage of amount assumed to net	—%	—%	—%

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2007	2006	2005	2007	2006	2005
Direct:
Life insurance	$2,012	$1,987	$2,722	$2,009	$1,949	$2,859
Accident and health insurance	2,867	2,569	1,703	2,866	2,646	1,672
Property and casualty insurance	77	76	125	71	68	124
Mortgage insurance	2,338	1,639	1,285	1,601	1,250	1,015

Total direct	7,294	6,271	5,835	6,547	5,913	5,670

Assumed:
Life insurance	262	341	359	121	274	389
Accident and health insurance	503	516	385	427	393	377
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	90	29	15	85	18	7

Total assumed	855	886	759	633	685	773

Ceded:
Life insurance	(329)	(307)	(342)	(219)	(268)	(331)
Accident and health insurance	(409)	(390)	(351)	(406)	(387)	(328)
Property and casualty insurance	(6)	(5)	(6)	(6)	(5)	(6)
Mortgage insurance	(217)	(134)	(136)	(219)	(136)	(140)

Total ceded	(961)	(836)	(835)	(850)	(796)	(805)

Net premiums	$7,188	$6,321	$5,759	$6,330	$5,802	$5,638

Percentage of amount assumed to net				10%	12%	14%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,024 million, $2,146 million and $1,791 million during 2007, 2006 and 2005, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(11) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2007	2006
Structured settlements with life contingencies	(a	)	4.0% – 8.5%	$9,827	$9,814
Annuity contracts with life contingencies	(a	)	4.0% – 8.5%	4,705	4,506
Supplementary contracts with life contingencies	(a	)	4.0% – 8.5%	272	261
Traditional life insurance contracts	(b	)	2.5% – 6.0%	2,167	2,011
Accident and health insurance contracts	(c	)	4.5% – 7.0%	60	74
Long-term care insurance contracts	(d	)	4.5% – 7.5%	9,709	8,568

Total future policy benefits				$26,740	$25,234

(a)	Assumptions for limited-payment contracts come from either the U.S Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958, 1980, and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(c)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, 1960 Commissioner’s Standard Group Tables, 1970 Intercompany Group Life Disability Valuation Table, 1985 Commissioner’s Individual Disability A Tables and 1987 Commissioner’s Disability Tables and company experience.
(d)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2007	2006
Annuity contracts	$14,874	$16,969
GICs, funding agreements and FABNs	10,982	10,483
Structured settlements without life contingencies	2,645	2,722
Supplementary contracts without life contingencies	728	709
Other	60	61

Total investment contracts	29,289	30,944
Universal life insurance contracts	7,624	7,272

Total policyholder account balances	$36,913	$38,216

Certain Nontraditional Long-duration Contracts

Our variable annuity contracts provide a basic guaranteed minimum death benefit (“GMDB”) which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits; we also have some guaranteed minimum withdrawal benefits.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

As of December 31, 2007 and 2006, the total account value, net of reinsurance, of our variable annuities with death benefits, including both separate account and fixed account assets, was approximately $6,872 million and $4,268 million, respectively, with related GMDB exposure (or net amount at risk) of $37 million and $16 million, respectively.

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $8 million and $7 million as of December 31, 2007 and 2006, respectively.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our consolidated balance sheets at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the consolidated statements of income. There were no gains or losses on transfers of assets from the general account to the separate account.

(12) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$3,114	$2,928	$2,901
Less reinsurance recoverables	(777)	(764)	(701)

Net balance as of January 1	2,337	2,164	2,200

Incurred related to insured events of:
Current year	2,852	2,037	1,503
Prior years	101	38	(38)

Total incurred	2,953	2,075	1,465

Interest on liability for policy and contract claims	71	61	71
Paid related to insured events of:
Current year	(1,306)	(890)	(828)
Prior years	(1,244)	(1,070)	(725)

Total paid	(2,550)	(1,960)	(1,553)
Foreign currency translation	30	(3)	(19)

Net balance as of December 31	2,841	2,337	2,164

Add reinsurance recoverables	852	777	764

Balance as of December 31	$3,693	$3,114	$2,928

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The increase in incurred losses related to prior years was primarily attributable to our U.S. mortgage insurance business as a result of less favorable loss trends experienced during the year. These trends were a result of an increase in the number and aging of delinquencies. During 2007, there was a material increase in mortgage loan delinquencies and foreclosures as the U.S. housing market has slowed substantially and home price appreciation has either slowed or turned negative in the majority of markets across the country.

(13) Employee Benefit Plans

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

Our costs associated with these GE plans were $1 million, $11 million and $95 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On December 31, 2006, we adopted SFAS No. 158, under the prospective method. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. Accordingly, in December of 2006, we recognized a $31 million charge to accumulated other comprehensive income related to the adoption of SFAS No. 158. The following table sets forth the incremental effect of applying SFAS No. 158:

(Amounts in millions)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Liability for defined benefit plans (other liabilities)	$62	$51	$113
Deferred income taxes	1,542	(20)	1,522
Total liabilities	97,510	31	97,541
Accumulated other comprehensive income	1,188	(31)	1,157
Total stockholders’ equity	13,361	(31)	13,330

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after five years of service. In addition, certain company employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans are not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2007, we recorded a liability related to these benefits of $18 million, of which $9 million was recognized as an increase in other comprehensive income. As of

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

December 31, 2006, we recorded a liability related to these benefits of $35 million, of which $9 million was recognized as a decrease in accumulated other comprehensive income.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive Medigap policy coverage, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. We also provide retiree life insurance benefits, which were provided through our group life and health insurance business prior to its sale in May 2007. The amount of fees recorded by the group life and health insurance business related to the retiree life insurance benefits was insignificant for all periods presented. The plans are funded as claims are incurred. As of December 31, 2007 and 2006, the accumulated postretirement benefit obligation associated with these benefits was $78 million, which we accrued in other liabilities in the consolidated balance sheets. During 2007, we recognized an increase in other comprehensive income of $9 million. During 2006, we recognized a decrease in accumulated other comprehensive income of $22 million.

Our cost associated with these Genworth plans was $55 million, $48 million and $11 million for the years ended December 31, 2007 and 2006 and for the period from September 27, 2005 through December 31, 2005, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 4% of the employee’s pay. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by our Retirement and Protection segment. The amount of deposits recorded by our Retirement and Protection segment in relation to this plan option was $2 million as of December 31, 2007 and 2006. Employees also have the option of purchasing Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $17 million, $18 million and $3 million for the years ended December 31, 2007 and 2006 and for the period from September 27, 2005 through December 31, 2005, respectively.

(c) Health and Welfare Benefits

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Prior to its sale in May 2007, our dental insurance was provided through our group life and health insurance business. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2007, 2006 and 2005.

(14) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. In the first and third quarters of 2007, we had $50 million and $127 million of net commercial paper issuances, respectively. These issuances were offset by net pay downs of commercial paper in the second and fourth quarters of 2007 of $50 million and $126 million, respectively. As of December 31, 2007, we had $200 million of commercial paper outstanding.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

In the first and fourth quarter of 2006, we had $229 million and $223 million of net commercial paper issuances, respectively. These issuances were offset by net pay downs of commercial paper in the second and fourth quarters of 2006 of $85 million and $319 million, respectively. The reduction of commercial paper in the fourth quarter of 2006 was funded by the proceeds received from our $600 million junior subordinated notes issuance. As of December 31, 2006, we had $199 million of commercial paper outstanding.

As of December 31, 2007 and 2006, the weighted average interest rate on commercial paper outstanding was 4.83% and 5.24%, respectively, and the weighted average maturity was 42 days and 37 days, respectively.

Revolving Credit Facilities

In May 2006, we entered into a $1.0 billion five-year revolving credit facility, which matures in May 2012 (as extended during the second quarter of 2007 pursuant to the terms of the agreement), replacing our $1.0 billion five-year revolving credit facility, which was scheduled to mature in May 2009. In August 2007, we entered into a $1.0 billion five-year revolving credit facility that matures in August 2012. This facility replaces our $1.0 billion five-year credit facility that was scheduled to mature in April 2010. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of December 31, 2007 and 2006, we had no borrowings under these facilities; however, we utilized $173 million and $172 million of the commitment under these facilities, respectively, primarily for the issuance of letters of credit for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

(b) Long-Term Borrowings

Total long-term borrowings as of December 31:

(Amounts in millions)	2007	2006
1.6% Notes (Japanese Yen), due 2011	$510	$478
LIBOR Floating Rate Senior Notes, due 2007 (a)	—	500
5.23% Senior Notes, due 2009 (b)	600	600
4.75% Senior Notes, due 2009	500	500
5.65% Senior Notes, due 2012	350	—
5.75% Senior Notes, due 2014	599	599
4.95% Senior Notes, due 2015	350	350
6.50% Senior Notes, due 2034	296	296
6.15% Junior Notes, due 2066	598	598
Mandatorily redeemable preferred stock	100	100

Total	$3,903	$4,021

(a)	Accrual of interest based on three-month LIBOR plus 0.15%.
(b)	In May 2004, we issued $600 million of senior notes related to our Equity Units maturing in May 2009. Interest on the notes was payable quarterly at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. In May 2007, we remarketed these senior notes and the interest rate was reset from 3.84% to 5.23%.

Long-term Senior Notes

In June 2007, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 5.65% per year payable semi-annually, and maturing in June 2012 (“2012 Notes”). The 2012 Notes

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

In June 2004, we issued senior notes having an aggregate principal amount of $1.9 billion. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 3.39% on the 2007 Notes, 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. The 2007 Notes were repaid with the proceeds from our issuance of the 2012 Notes as discussed above. These Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2009 Notes, the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

In June 2001, GEFAHI issued ¥60.0 billion of senior notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We entered into arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $478 million and bearing interest at a rate of 4.84% per annum. The notes are unsecured and mature at par in 2011. As of December 31, 2007, we had $1 million of accrued interest relating to these notes. We assumed this obligation under these notes in 2004 in connection with our corporation formation and IPO.

Long-term Junior Subordinated Notes

In November 2006, we issued fixed-to-floating rate junior notes having an aggregate principal amount of $600 million, with an annual interest rate equal to 6.15% payable semi-annually, until November 15, 2016, at which point the annual interest rate will be equal to the three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, we have the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to ten years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. We will not be required to settle deferred interest payments until we have deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

We may redeem the 2066 Notes on November 15, 2036, the “scheduled redemption date,” but only to the extent that we have received net proceeds from the sale of certain qualifying capital securities. We may redeem the 2066 Notes (i) in whole or in part, at any time on or after November 15, 2016 at their principal amount plus accrued

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued $100 million of 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with the IPO. As of December 31, 2007 and 2006, two million shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock and were outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For each of the years ended December 31, 2007, 2006 and 2005, we paid dividends of $5 million which has been recorded as interest expense in the consolidated statements of income. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

(c) Non-recourse Funding Obligations

We have issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

The following table sets forth the non-recourse funding obligations (surplus notes) of the River Lake and Rivermont Life Insurance Companies, wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2007	2006
River Lake I (a), due 2033	$570	$600
River Lake I (b), due 2033	500	500
River Lake II (a), due 2035	300	300
River Lake II (b), due 2035	550	300
River Lake III (a), due 2036	430	500
River Lake III (b), due 2036	250	250
River Lake IV (b), due 2028	540	—
Rivermont I (a), due 2050	315	315

Total	$3,455	$2,765

(a)	Accrual of interest based on one-month LIBOR plus or minus margin that resets every 28 days.
(b)	Accrual of interest based on one-month LIBOR plus a contractual margin.

The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. We have provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), which we consider remote, we may be required to provide additional funds to Rivermont I. Genworth Life and Annuity Insurance Company, our wholly-owned subsidiary, has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law, except for non-recourse funding obligations issued by River Lake IV, a Bermuda domiciled insurance company. River Lake IV may repay principal up to 15% of its capital without prior approval. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the then current maximum contractual rate. During 2007, we acquired $100 million of notes secured by our non-recourse funding obligations. We have accounted for this transaction as a redemption of our non-recourse funding obligations. In addition, in December 2007, the maximum rate on $500 million of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list. In January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list.

The weighted average interest rate on the non-recourse funding obligations as of December 31, 2007 and 2006 was 5.81% and 5.39%, respectively.

(d) Equity Units

As part of our corporate formation, we issued $600 million of our 6.00% Equity Units (“Equity Units”) to GEFAHI, and GEFAHI sold all of these Equity Units in a public offering concurrent with the IPO. The Equity Units initially were issued in the form of Corporate Units. Each Corporate Unit consisted of:

•	a contract to purchase shares of our Class A Common Stock, which we refer to as the stock purchase contract; and

•	a $25 ownership interest in our 3.84% senior notes due 2009, as discussed above.

The stock purchase contract required the holder to purchase, and us to sell, for $25, on May 16, 2007, the purchase contract settlement date, a number of newly issued shares of our Class A Common Stock equal to the settlement rate. Upon settlement, the market value of our Class A Common Stock was greater than or equal to $23.5960, the threshold appreciation price, and the settlement rate was 1.0615 shares. In May 2007, the Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock for $600 million.

We also paid quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. During the years ended December 31, 2007 and 2006, we paid $6 million and $13 million, respectively, in contract adjustment payments. In 2006, we recorded the estimated present value at issuance, $37 million, of the contract adjustment payments on the stock purchase

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

contracts as other liabilities, with an offsetting decrease in additional paid-in-capital. Contract adjustment payments were charged to other liabilities and we accrued interest expense on the unpaid balance at the rate of 3.84% per year. The fair value of the stock purchase contracts was $279 million as of December 31, 2006.

Additionally, in May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker/dealer counterparty for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of Class A Common Stock pursuant to the settlement of purchase contracts that were components of our Equity Units. The repurchased shares will be held in treasury, until such time as they may be reissued or retired.

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment was calculated based on the arithmetic mean of the volume weighted average price of our Class A Common Stock during the term of the agreement, less a discount. In October 2007, this forward contract was settled resulting in the broker/dealer counterparty’s delivery of $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007.

(e) Commercial Mortgage Loan Repurchase Facility

In March 2007, Genworth Financial Commercial Mortgage Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million repurchase facility maturing in March 2010. The sole purpose of this facility was to finance the purchase of commercial mortgage loans with the intent to securitize such loans in the future. As of December 31, 2007, there was $86 million outstanding under this facility that was included in other liabilities in the consolidated balance sheet. This facility had a variable interest rate based on one-month LIBOR plus a margin. In February 2008, Genworth Financial Commercial Warehouse LLC terminated this facility and repaid all amounts outstanding.

(f) Liquidity

Long-term borrowings (including senior notes and mandatorily redeemable preferred stock) and non-recourse funding obligations by maturity were as follows as of December 31, 2007:

(Amounts in millions)	Amount
2008	$—
2009	1,100
2010	—
2011	610
2012 and thereafter (1)	5,655

Total	$7,365

(1)	Repayment of $3,358 million of our non-recourse funding obligations require regulatory approval.

Our liquidity requirements are principally met through dividends from our insurance subsidiaries to our parent company, cash flows from operations, the commercial paper program and our revolving credit facilities. As of December 31, 2007, we have an unused credit capacity within our revolving credit facilities of $1.8 billion.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(15) Income Taxes

The total provision for income taxes for the years ended December 31 was as follows:

(Amounts in millions)	2007	2006	2005
Current federal income taxes	$57	$15	$(306)
Deferred federal income taxes	166	346	688

Total federal income taxes	223	361	382

Current state income taxes	(9)	8	(17)
Deferred state income taxes	4	3	19

Total state income taxes	(5)	11	2

Current foreign income taxes	152	182	59
Deferred foreign income taxes	82	16	116

Total foreign income taxes	234	198	175

Total provision for income taxes	$452	$570	$559

Our current income tax payable was $257 million and $30 million as of December 31, 2007 and 2006, respectively, and was included in other liabilities in the consolidated balance sheets.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the years ended December 31 was as follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.2)	0.4	0.1
Benefit on tax favored investments	(4.2)	(2.5)	(2.2)
Effect of foreign operations	(3.1)	(2.0)	0.2
Other, net	0.6	(0.1)	(1.1)

Effective rate	28.1%	30.8%	32.0%

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The components of the net deferred income tax liability as of December 31 were as follows:

(Amounts in millions)	2007	2006
Assets:
Investments	$442	$410
Net unrealized losses on investment securities	291	—
Present value of future profits	—	41
Accrued commission and general expenses	162	116
NOL carryforwards	266	239
Other	243	142

Gross deferred income tax assets	1,404	948
Valuation allowance	(107)	(55)

Total deferred income tax assets	1,297	893

Liabilities:
Net unrealized gains on investment securities	—	229
Net unrealized gains on derivatives	262	208
Insurance reserves	405	367
Deferred acquisition costs	1,570	1,367
Present value of future profits	13	—
Other	296	244

Total deferred income tax liabilities	2,546	2,415

Net deferred income tax liability	$1,249	$1,522

The above valuation allowances of $107 million and $55 million, respectively, related to state deferred tax assets and foreign net operating losses as of December 31, 2007 and 2006. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $760 million as of December 31, 2007, and, if unused, will expire beginning in 2022. Excluding the effects of FIN No. 48, the NOL carryforwards would begin to expire in 2021. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2007 and 2006, we have recorded on our consolidated balance sheets our estimates of the remaining deferred tax benefits (reducing net deferred income tax liabilities) associated with these deductions of $575 million and $656 million, respectively. Of these deferred tax benefits, $37 million was included in assets associated with discontinued operations related to the group life and health insurance business as of December 31, 2006. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 16 years, on an after-tax basis and subject to a cumulative cap of $640 million, which is 80% of the projected tax savings associated with the section 338 deductions. We recorded net interest expense of $20 million, $22 million and $25 million for the years ended December 31, 2007, 2006 and 2005,

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2007 and 2006, we have recorded the estimated present value of our remaining obligation to GE of $360 million and $380 million, respectively, as a liability on our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates subject to change.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2007, amounted to approximately $710 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2007
Balance as of January 1	$362
Tax positions related to the current period	46
Tax positions related to the prior years:
Gross additions	47
Gross reductions	(64)
Settlements	—
Lapses of statutes of limitations	(2)

Balance as of December 31	$389

The total amount of unrecognized tax benefits was $389 million as of December 31, 2007, of which $160 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits include the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded a $6 million expense for interest and penalties during 2007, and benefits of $11 million and $8 million during 2006 and 2005, respectively. We had approximately $35 million and $30 million, respectively, of interest and penalties accrued as of December 31, 2007 and 2006.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service is currently reviewing our U.S. income tax returns for the 2005 and 2006 tax years. Certain issues from the 2003 and 2004 audit cycle have been timely protested and will be subject to review by the Internal Revenue Service appeals division. For those companies that file consolidated returns with our former parent, GE, in 2003 and 2004 before the IPO (which included the pre-IPO related transactions), the portion of the GE consolidated return allocated to such companies is still subject to IRS examination. Certain issues from the 2000 through 2002 audit cycle are agreed upon with the Internal Revenue Service appeals division and are in the process of being prepared for review by the Joint Committee of Taxation. HM Revenue and Customs is currently reviewing our U.K. income tax returns for the 2000 through 2004 tax years.

We believe it is reasonably possible that in 2008 as a result of our open audits and appeals, up to approximately $138 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the U.S. and payment protection insurance benefits in the U.K.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(16) Supplemental Cash Flow Information

Net cash paid for taxes was $59 million, $159 million and $44 million and cash paid for interest was $435 million, $329 million and $241 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$424	$(5)	$5
Dividends declared not yet paid	44	40	35

Total non-cash transactions	$468	$35	$40

(17) Stock-Based Compensation

We grant share-based awards to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”).

We have recorded stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Stock-based compensation expense	$41	$34	$50

For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the estimated fair value of stock-based payment awards on the date of grant, we use the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Management periodically evaluates the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

The following table contains the stock option weighted-average grant-date fair value information and related valuation assumptions for the years ended December 31:

	2007	2006	2005
Estimated fair value per option	$9.47	$11.60	$10.49
Valuation Assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	26.1%	28.0%	30.0%
Expected dividend yield	1.2%	0.9%	1.1%
Risk-free interest rate	4.6%	4.8%	4.0%

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

During 2007 and 2006, we granted stock options with exercise prices ranging from $26.04 to $36.96 and $32.45 to $35.61, respectively, which equaled the closing market prices on the date of grant and have an exercise term of ten years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during 2007 and 2006, we issued RSUs with restriction periods ranging from three to eight years and a fair value of $26.04 to $36.70 and $32.45 to $35.61, respectively, which were measured at the market price of a share of our nonrestricted stock on the grant date. We also granted SARs with exercise prices ranging from $30.52 to $34.27 during 2007 and $34.13 during 2006.

A summary of stock option activity as of December 31, 2007 and 2006 was as follows:

(Shares in thousands)	Shares subject to option	Weighted average exercise price
Balance as of January 1, 2006	15,771	$21.93
Granted	1,763	$34.14
Exercised	(2,738)	$20.18
Forfeited	(834)	$22.62
Expired	—	$—

Balance as of January 1, 2007	13,962	$23.77
Granted	1,435	$30.68
Exercised	(1,799)	$21.85
Forfeited	(892)	$24.21
Expired	—	$—

Balance as of December 31, 2007	12,706	$24.79

Exercisable as of December 31, 2007	5,816	$23.52

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$14.11 – $18.51	718	4.70	$17.28	718	$17.28
$19.45 – $22.67	6,532	6.22	$19.71	3,103	$19.93
$23.20 – $27.95	751	3.28	$27.10	705	$27.16
$28.00 – $36.62	4,694	8.18	$32.61	1,289	$33.63
$36.96 – $39.60	11	8.66	$37.12	1	$38.77

	12,706		$24.79	5,816	$23.52

(1)	Average contractual life remaining in years

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

A summary of the status of our other equity-based awards as of December 31, 2007 and 2006 was as follows:

	RSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average fair value	Number of awards	Weighted average grant date fair value
Balance as of January 1, 2006	1,880	$24.74	20	$28.38	6,884	$7.02
Granted	470	$34.15	26	$34.10	731	$34.13
Exercised	(113)	$19.51	—	$—	(698)	$19.67
Terminated	(221)	$24.60	—	$—	(841)	$21.29

Balance as of January 1, 2007	2,016	$27.24	46	$32.11	6,076	$22.33
Granted	2,015	$33.42	34	$26.89	791	$30.61
Exercised	(168)	$23.34	—	$—	(989)	$19.67
Terminated	(166)	$30.02	—	$—	(332)	$21.90

Balance as of December 31, 2007	3,697	$30.66	80	$25.48	5,546	$24.01

During 2007, we granted approximately 937,300 of vesting performance stock unit awards (“PSUs”), which were included in RSUs in the table above, with fair values ranging from $26.59 to $34.85. The PSUs may be earned over a three-year period based upon the Company’s achievement of certain performance goals relating to operating return on equity and operating income. The PSUs will be payable in Genworth common stock in March 2010 provided we have attained or exceeded threshold levels related to the performance goals. The PSUs were granted at market price as of the grant date. No PSUs have been terminated as of December 31, 2007.

As of December 31, 2007 and 2006, there was $94 million and $86 million, respectively, of total unrecognized stock-based compensation expense related to non-vested awards not yet recognized. This expense is expected to be recognized over a weighted average period of four years.

Cash received from stock options exercised as of December 31, 2007 and 2006 was $39 million and $55 million, respectively. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of equity based awards was $16 million and $18 million as of December 31, 2007 and 2006, respectively.

(18) Related Party Transactions

In the first quarter of 2006, GEFAHI completed its final secondary offering of 71.2 million shares of our Class B Common Stock. As a result, GEFAHI no longer owns any of our outstanding common stock and ceases to be a related party, and therefore, all GE related party information is only presented for the three months ended March 31, 2006 and the year ended December 31, 2005.

We entered into the Tax Matters Agreement in connection with the IPO. The Tax Matters Agreement, among other things, governs our continuing tax sharing arrangements with GE relating to pre-separation periods, and also allocates responsibility and benefits associated with the elections made in connection with our separation from GE. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes, as described in note 15.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We also entered into several significant reinsurance transactions with UFLIC as part of our corporate reorganization as described in note 10.

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

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates at which similar loans would have been made to similar borrowers.

Other financial instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument.

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Insurance—mortgage and unearned premiums—mortgage. Based on carrying value, which approximates fair value.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following represents the fair value of financial assets and liabilities as of December 31:

	2007					2006
(Amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Commercial mortgage loans	$	(a	)	$8,953	$9,285	$	(a	)	$8,357	$8,324
Other financial instruments		(a	)	400	428		(a	)	400	412

Liabilities:
Borrowings and related instruments (b):
Short-term borrowings		(a	)	200	200		(a	)	199	199
Long-term borrowings		(a	)	3,903	3,827		(a	)	4,021	4,065
Non-recourse funding obligations		(a	)	3,455	3,420		(a	)	2,765	2,765
Investment contracts		(a	)	29,289	29,159		(a	)	30,944	30,879
Performance guarantees, principally letters of credit		119		—	—		119		—	—
Insurance—mortgage		(a	)	786	786		(a	)	427	427
Unearned premiums—mortgage		(a	)	3,477	3,477		(a	)	2,333	2,333

Other firm commitments:
Ordinary course of business lending commitments		151		—	—		298		—	—
Commitments to fund limited partnerships		524		—	—		208		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 14.

(20) Securitization Entities

We have used former affiliates and third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As of December 31, 2007 and 2006, assets in these entities, which are QSPEs, were $1.6 billion and $1.8 billion, respectively.

Total securitized assets were as follows as of December 31:

(Amounts in millions)	2007	2006
Receivables secured by:
Commercial mortgage loans	$679	$853
Fixed maturity securities	184	208
Other assets	727	743

Total securitized assets	$1,590	$1,804

Off-balance sheet:
Sponsored and supported	$1,082	$1,154
Other	508	650

Total securitized assets	$1,590	$1,804

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We evaluated the economic, liquidity and credit risk related to the above QSPEs and believed that the likelihood is remote that any such arrangements could have had a significant adverse effect on our financial position, results of operations or liquidity. Financial support for certain QSPEs was provided under credit support agreements, in which we provided limited recourse for a maximum of $119 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third-party. We recorded liabilities for such guarantees based on our best estimate of probable losses. We were not required to make any payments under any of the credit support agreements. These agreements remain in place throughout the life of the related entities.

Sales of securitized assets to QSPEs resulted in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our consolidated financial statements related to sales to QSPEs as of December 31 were as follows:

	2007		2006
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$132	$168	$147	$203
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$132	$168	$147	$203

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

sheet, and the assets are noted as restricted due to the lack of legal control we have over them. We applied the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

As a result of GE Capital no longer having an ownership interest in us, in March 2006, the respective funding conduit re-qualified as a third-party and these securitization entities regained their qualifying status under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our consolidated financial statements. This resulted in a reduction from December 31, 2005 balances of $685 million, $44 million, $660 million and $15 million of restricted investments held by securitization entities, other assets, borrowings related to securitization entities and other liabilities, respectively. We continue to hold a retained interest in the form of interest-only strips classified as fixed maturity securities available-for-sale in our consolidated balance sheets. There were no off-balance sheet securitizations in 2007. We recognized an investment loss on sale of $11 million, net of tax, from this re-securitization transaction in 2006. There were no off-balance sheet securitizations in 2005.

(21) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2007, we estimate our domestic and international insurance companies could pay dividends of approximately $1.5 billion to us in 2008 without obtaining regulatory approval.

Our holding companies received dividends from our domestic insurance subsidiaries of $750 million ($163 million of which are deemed “extraordinary”), $587 million ($231 million of which are deemed “extraordinary”) and $639 million ($76 million of which are deemed “extraordinary”), during 2007, 2006 and 2005, respectively.

In addition to the guarantees discussed in notes 20 and 24, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than guarantees provided in connection with derivative contracts, were $429 million and $607 million as of December 31, 2007 and 2006, respectively. Our potential obligations under guarantees of derivative contracts were $24 million and $9 million as of December 31, 2007 and 2006, respectively, which reflects the fair value of such derivative contracts. We also provide an unlimited guarantee to third parties for the solvency of our mortgage insurance subsidiary located in the United Kingdom.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no material permitted accounting practices, except for River Lake V, that was granted a permitted accounting practice from the State of Vermont to carry its reserves on a U.S. GAAP basis.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Combined statutory net income:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$680	$653	$321
Mortgage insurance subsidiaries	159	243	221

Combined statutory net income, excluding captive reinsurance subsidiaries	839	896	542
Captive life reinsurance subsidiaries combined statutory net loss	(413)	(895)	(333)

Combined statutory net income	$426	$1	$209

	As of December 31,
(Amounts in millions)	2007	2006
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$3,083	$3,368
Mortgage insurance subsidiaries	2,546	2,691

Combined statutory capital and surplus	$5,629	$6,059

Statutory net income (loss) from our captive life reinsurance subsidiaries relate to their assumption reinsurance of statutorily required term and universal life insurance reserves from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties. Accordingly, the life insurance subsidiaries combined statutory net income and distributable earnings are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,082 million and $1,175 million as of December 31, 2007 and 2006, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V, includes surplus notes (non-recourse funding obligations) as further described in note 14. As of December 31, 2007, River Lake V had not yet issued any surplus notes.

The combined statutory net income from our discontinued operations included in the table above was $30 million and $28 million for the years ended December 31, 2006 and 2005, respectively. The combined statutory capital and surplus for our discontinued operations as of December 31, 2006 included in the table above was $242 million. The 2007 statutory net income and capital and surplus in the tables above do not include our discontinued operations as we sold that business in May 2007.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our insurance subsidiaries. As of December 31, 2007 and 2006, each of our insurance subsidiaries exceeded the minimum required RBC levels.

For regulatory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves as of December 31, 2007 for our U.S. mortgage insurance subsidiaries were approximately $2.2 billion.

(22) Operating and Geographic Segments

(a) Operating Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our managed money products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and payment protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, the results of non-core businesses that are managed outside of our operating segments, and eliminations of inter-segment transactions. Our group life and health insurance business, which we agreed to sell in January 2007, was accounted for as discontinued operations and included in Corporate and Other activities. This business was sold on May 31, 2007.

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net investment gains (losses) from Corporate and Other to our International and U.S. Mortgage Insurance segments, because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment results, respectively.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

There were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs.

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2007	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,494	$2,197	$615	$24	$6,330
Net investment income	3,453	470	147	65	4,135
Net investment gains (losses)	(316)	(7)	6	(15)	(332)
Insurance and investment product fees and other	928	29	37	(2)	992

Total revenues	7,559	2,689	805	72	11,125

Benefits and other changes in policy reserves	3,673	485	421	1	4,580
Interest credited	1,552	—	—	—	1,552
Acquisition and operating expenses, net of deferrals	887	1,000	131	57	2,075
Amortization of deferred acquisition costs and intangibles	417	363	33	18	831
Interest expense	211	28	—	242	481

Total benefits and expenses	6,740	1,876	585	318	9,519

Income (loss) from continuing operations before income taxes	819	813	220	(246)	1,606
Provision (benefit) for income taxes	254	233	49	(84)	452

Income (loss) from continuing operations	$565	$580	$171	$(162)	$1,154

Total assets	$94,360	$11,892	$3,286	$4,777	$114,315

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

2006	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,494	$1,795	$486	$27	$5,802
Net investment income	3,237	314	140	96	3,787
Net investment gains (losses)	(64)	1	6	(12)	(69)
Insurance and investment product fees and other	698	34	26	7	765

Total revenues	7,365	2,144	658	118	10,285

Benefits and other changes in policy reserves	3,521	339	141	3	4,004
Interest credited	1,520	—	—	—	1,520
Acquisition and operating expenses, net of deferrals	807	850	136	65	1,858
Amortization of deferred acquisition costs and intangibles	368	283	30	5	686
Interest expense	140	6	—	218	364

Total benefits and expenses	6,356	1,478	307	291	8,432

Income (loss) from continuing operations before income taxes	1,009	666	351	(173)	1,853
Provision (benefit) for income taxes	336	197	89	(52)	570

Income (loss) from continuing operations	$673	$469	$262	$(121)	$1,283

Segment assets	$92,820	$8,518	$3,237	$4,314	$108,889
Assets associated with discontinued operations	—	—	—	1,982	1,982

Total assets	$92,820	$8,518	$3,237	$6,296	$110,871

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

2005	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,348	$1,804	$447	$39	$5,638
Net investment income	2,958	254	130	147	3,489
Net investment gains (losses)	—	—	—	(1)	(1)
Insurance and investment product fees and other	576	45	30	9	660

Total revenues	6,882	2,103	607	194	9,786

Benefits and other changes in policy reserves	3,321	308	117	7	3,753
Interest credited	1,423	—	—	—	1,423
Acquisition and operating expenses, net of deferrals	691	875	165	90	1,821
Amortization of deferred acquisition costs and intangibles	345	361	35	10	751
Interest expense	55	—	—	238	293

Total benefits and expenses	5,835	1,544	317	345	8,041

Income (loss) from continuing operations before income taxes	1,047	559	290	(151)	1,745
Provision (benefit) for income taxes	353	200	52	(46)	559

Income (loss) from continuing operations	$694	$359	$238	$(105)	$1,186

(b) Revenues of Major Product Groups

(Amounts in millions)	2007	2006	2005
Managed money	$336	$199	$132
Retirement income	1,912	2,161	2,338
Institutional	516	572	442
Life insurance	1,959	1,807	1,623
Long-term care insurance	2,836	2,626	2,347

Total Retirement and Protection segment’s revenues	7,559	7,365	6,882

International mortgage insurance	1,161	860	611
Payment protection insurance	1,528	1,284	1,492

Total International segment’s revenues	2,689	2,144	2,103

U.S. Mortgage Insurance segment’s revenues	805	658	607

Corporate and Other’s revenues	72	118	194

Total revenues	$11,125	$10,285	$9,786

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(c) Net Operating Income (Loss)

(Amounts in millions)	2007	2006	2005
Managed money	$44	$20	$10
Retirement income	212	175	200
Institutional	43	42	37
Life insurance	310	313	275
Long-term care insurance	153	153	172

Total Retirement and Protection segment’s net operating income	762	703	694

International mortgage insurance	455	355	269
Payment protection insurance	130	113	90

Total International segment’s net operating income	585	468	359

U.S. Mortgage Insurance segment’s net operating income	167	259	238

Corporate and Other’s net operating loss	(141)	(113)	(104)

Net operating income	1,373	1,317	1,187
Net investment gains (losses), net of taxes and other adjustments	(205)	(34)	(1)
Expenses related to reorganization, net of taxes	(14)	—	—

Income from continuing operations before cumulative effect of accounting change	1,154	1,283	1,186
Income from discontinued operations, net of taxes	15	41	35
Gain on sale of discontinued operations, net of taxes	51	—	—

Income before cumulative effect of accounting change	1,220	1,324	1,221
Cumulative effect of accounting change, net of taxes	—	4	—

Net income	$1,220	$1,328	$1,221

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2007	United States	International	Total
(Amounts in millions)
Total revenues	$8,436	$2,689	$11,125

Income from continuing operations before accounting change	$574	$580	$1,154

Total assets	$102,423	$11,892	$114,315

2006	United States	International	Total
(Amounts in millions)
Total revenues	$8,141	$2,144	$10,285

Income from continuing operations before accounting change	$814	$469	$1,283

Segment assets	$100,371	$8,518	$108,889
Assets associated with discontinued operations	1,982	—	1,982

Total assets	$102,353	$8,518	$110,871

2005	United States	International	Total
(Amounts in millions)
Total revenues	$7,683	$2,103	$9,786

Income from continuing operations before accounting change	$827	$359	$1,186

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(23)	Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2007 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$2,710	$2,765	$2,875	$2,775

Total benefits and expenses	$2,261	$2,307	$2,425	$2,526

Income from discontinued operations, net of taxes	$10	$5	$—	$—
Gain (loss) on sale of discontinued operations, net of taxes	—	53	—	(2)
Income from continuing operations	314	321	339	180

Net income	$324	$379	$339	$178

Earnings per share:
Basic earnings per common share:
Income from continuing operations	$0.71	$0.73	$0.77	$0.41
Income from discontinued operations, net of taxes	0.02	0.01	—	—
Gain from discontinued operations, net of taxes	—	0.12	—	—

Basic earnings per common share (1)	$0.74	$0.86	$0.77	$0.41

Diluted earnings per common share:
Income from continuing operations	$0.69	$0.72	$0.76	$0.41
Income from discontinued operations, net of taxes	0.02	0.01	—	—
Gain from discontinued operations, net of taxes	—	0.12	—	—

Diluted earnings per share (1)	$0.71	$0.84	$0.76	$0.40

Shares outstanding:
Basic	441.0	439.4	441.1	437.4
Diluted	455.0	449.0	445.6	441.1

(1)	May not total due to whole number calculation.

The fourth quarter of 2007 includes certain favorable adjustments related to our long-term care and international mortgage insurance businesses of approximately $22 million, net of taxes, that were deemed to be immaterial to the full year 2007 reported results. Additionally, these adjustments were immaterial to all previously reported quarter and annual reporting periods.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Our unaudited quarterly results of operations for the year ended December 31, 2006 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$2,442	$2,571	$2,615	$2,657

Total benefits and expenses	$1,969	$2,124	$2,183	$2,156

Income from discontinued operations, net of tax	$8	$11	$10	$12
Income from continuing operations before accounting change	322	306	294	361

Income before cumulative effect of accounting change	330	317	304	373
Cumulative effect of accounting change, net of taxes	4	—	—	—

Net income	$334	$317	$304	$373

Earnings per share:
Basic earnings per common share:
Income from continuing operations before accounting change	$0.69	$0.67	$0.64	$0.81
Income from discontinued operations, net of taxes	0.02	0.02	0.02	0.03
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Basic earnings per common share (1)	$0.72	$0.70	$0.67	$0.83

Diluted earnings per common share:
Income from continuing operations before accounting change	$0.67	$0.66	$0.63	$0.78
Income from discontinued operations, net of taxes	0.02	0.02	0.02	0.03
Cumulative effect of accounting change, net of taxes	0.01	—	—	—

Diluted earnings per share (1)	$0.70	$0.68	$0.65	$0.81

Shares outstanding:
Basic	467.0	455.8	453.8	447.4
Diluted	479.5	468.3	467.2	460.7

(1)	May not total due to whole number calculation.

(24) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006 and 2005

remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of December 31, 2007, we were committed to fund $151 million in U.S. commercial mortgage loan investments and $524 million in limited partnership investments.

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

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank serves as the administrative agent. Genworth guarantees the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007, and share-based payments and pension and other postretirement plan obligations in 2006.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2008

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2007, the amortized cost or cost, estimated fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Estimated fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$560	$594	$594
Tax exempt	2,165	2,228	2,228
Government—non U.S.	2,340	2,432	2,432
Public utilities	2,808	2,798	2,798
All other corporate bonds	48,229	47,102	47,102

Total fixed maturity securities	56,102	55,154	55,154
Equity securities	341	366	366
Commercial mortgage loans	8,953	xxxxx	8,953
Policy loans	1,651	xxxxx	1,651

Other invested assets (1)	3,901	xxxxx	4,676

Total investments	$70,948	xxxxx	$70,800

(1)	The amount shown in the consolidated balance sheets for other invested assets differs from amortized cost or cost presented, as other invested assets includes certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2007	2006	2005
Revenues:
Net investment and other income	$14	$17	$13
Net investment gains (losses)	(9)	(6)	—

Total revenues	5	11	13

Benefits and expenses:
Operating expenses	29	2	50
Amortization of intangibles	—	1	2
Interest expense	279	245	222

Total benefits and expenses	308	248	274

Loss before income taxes, equity in income of subsidiaries, gain on sale of discontinued operations and cumulative effect of accounting change	(303)	(237)	(261)
Benefit for income taxes	(93)	(94)	(100)
Equity in income of subsidiaries	1,353	1,467	1,382
Gain on sale of discontinued operations, net of taxes	77	—	—
Cumulative effect of accounting change	—	4	—

Net income	$1,220	$1,328	$1,221

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2007	2006
Assets
Investments:
Investment in subsidiaries	$17,577	$17,632
Fixed maturity securities available-for-sale, at fair value	19	28
Other invested assets	15	5

Total investments	17,611	17,665
Cash and cash equivalents	357	84
Intangible assets	—	1
Deferred tax asset	136	118
Tax receivable from subsidiaries	415	440
Other assets	53	40

Total assets	$18,572	$18,348

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$360	$380
Other liabilities	398	185
Borrowings from subsidiaries	233	233
Short-term borrowings	200	199
Long-term borrowings	3,903	4,021

Total liabilities	5,094	5,018

Commitments and contingencies

Total stockholders’ equity	13,478	13,330

Total liabilities and stockholders’ equity	$18,572	$18,348

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,220	$1,328	$1,221
Less gain on sale from discontinued operations, net of taxes	(77)	—	—

Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(1,353)	(1,467)	(1,382)
Dividends from subsidiaries	895	634	788
Net investment (gains) losses	9	6	—
Amortization of intangibles	—	1	2
Amortization of fixed maturity discounts and premiums	1	2	4
Deferred income taxes	(3)	(1)	—
Cumulative effect of accounting changes, net of tax	—	(4)	—
Stock-based compensation expense	41	34	50
Change in certain assets and liabilities:
Accrued investment income and other assets	27	(15)	10
Other liabilities and other policy-related balances	135	(138)	155

Net cash from operating activities	895	380	848

Cash flows from investing activities:
Proceeds from fixed maturity securities	11	117	49
Purchases of fixed maturity securities	—	—	(1)
Cash received from sale of discontinued operations	613	—	—
Payments for business purchased net of cash acquired	—	(223)	—
Capital contribution paid to subsidiaries	(399)	(74)	—

Net cash from investing activities	225	(180)	48

Cash flows from financing activities:
Short-term borrowings and other, net	(48)	47	(407)
Repayment of long-term borrowings	(500)	—	—
Proceeds from issuance of long-term borrowings	349	598	348
Dividend paid to stockholders	(163)	(145)	(128)
Stock-based compensation awards exercised	39	49	—
Acquisition of treasury stock	(1,124)	(1,000)	(500)
Proceeds from issuance of common stock	600	—	—
Capital contributions received from our former parent	—	3	23

Net cash from financing activities	(847)	(448)	(664)

Net change in cash and cash equivalents	273	(248)	232
Cash and cash equivalents at beginning of year	84	332	100

Cash and cash equivalents at end of year	$357	$84	$332

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2007, 2006 and 2005

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

2. Borrowings and Commitments

All of the consolidated borrowings of Genworth and its consolidated subsidiaries were borrowings of the Parent, except as indicated below.

On April 3, 2000, GEFAHI issued to a subsidiary a senior unsecured note with a principal amount of $233 million with an interest rate of 7.85% maturing on November 30, 2010. As part of our corporate formation, the note was assumed by Genworth. This note is eliminated in consolidation.

As of December 31, 2007, we issued $3,455 million of non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance business. These were the obligations of the River Lake and Rivermont Life Insurance Companies, which are wholly-owned, special purpose consolidated captive insurance subsidiaries.

In addition to the guarantees discussed in notes 20, 21 and 24 to our consolidated financial statements, we provided liquidity support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling $794 million and $325 million as of December 31, 2007 and 2006, respectively. The majority of these obligations were backed by assets held in our insurance subsidiaries which we believe sufficiently cover the underlying obligations.

We provided a limited guarantee to Rivermont Insurance Company (“Rivermont I”), an indirect subsidiary, which was accounted for as a derivative under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and was carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2007 and 2006, the fair value of this derivative was $24 million and $15 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2007 and 2006, the effect on pre-tax income was $(9) million and $(6) million, respectively.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement required that Genworth issue to the trusts either a loan or a letter of credit (“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets held in the

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II—(Continued)

Years Ended December 31, 2007, 2006 and 2005

trust. Any loan or LOC issued was an obligation of the trust and accrued interest at LIBOR plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The maximum potential amount of future obligation under this agreement is approximately $95 million.

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guarantees the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement.

3. Supplemental Cash Flow Information

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Supplemental schedule of non-cash activities:
Dividends from subsidiaries	$—	$—	$50
Dividends declared not yet paid	44	40	35

Total non-cash transactions	$44	$40	$85

4. Income Taxes

Under the Tax Matters Agreement, Genworth was obligated to pay GE, over approximately 16 years, on an after-tax basis and subject to a cap of $640 million, which is 80% of the tax savings associated with the section 338 deductions. As of December 31, 2007 and 2006, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits (reducing net deferred income tax liabilities) associated with these deductions of $575 million and $656 million, respectively.

As of December 31, 2007, Genworth also held assets of $516 million in respect of the tax elections, comprised of a $101 million deferred tax assets and a $415 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $35 million of net deferred tax assets as of December 31, 2007 were primarily comprised of nonqualified stock options and unrealized gains on derivatives. As of December 31, 2006, Genworth held assets of $550 million in respect of the tax elections, comprised of a $110 million deferred tax asset and a $440 million receivable from our subsidiaries pursuant to the tax allocation agreements. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2007
Retirement and Protection	$5,976	$26,740	$36,877	$2,686	$545
International	992	—	36	537	5,020
U.S. Mortgage Insurance	66	—	—	467	65
Corporate and Other	—	—	—	3	1

Total	$7,034	$26,740	$36,913	$3,693	$5,631

December 31, 2006
Retirement and Protection	$5,332	$25,234	$38,179	$2,464	$508
International	791	—	37	409	3,688
U.S. Mortgage Insurance	60	—	—	237	31
Corporate and Other	—	—	—	4	2

Total	$6,183	$25,234	$38,216	$3,114	$4,229

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule III—continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2007
Retirement and Protection	$3,494	$3,453	$5,225	$320	$1,195	$3,494
International	2,197	470	485	351	1,040	3,025
U.S. Mortgage Insurance	615	147	421	33	131	647
Corporate and Other	24	65	1	—	317	22

Total	$6,330	$4,135	$6,132	$704	$2,683	$7,188

December 31, 2006
Retirement and Protection	$3,494	$3,237	$5,041	$275	$1,040	$3,490
International	1,795	314	339	275	864	2,317
U.S. Mortgage Insurance	486	140	141	29	130	493
Corporate and Other	27	96	3	—	295	21

Total	$5,802	$3,787	$5,524	$579	$2,329	$6,321

December 31, 2005
Retirement and Protection	$3,348	$2,958	$4,744	$256	$835	$3,326
International	1,804	254	308	354	881	1,971
U.S. Mortgage Insurance	447	130	117	34	162	444
Corporate and Other	39	147	7	1	342	18

Total	$5,638	$3,489	$5,176	$645	$2,220	$5,759

See Accompanying Report of Independent Registered Public Accounting Firm.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/s/ MICHAEL D. FRAIZER
Michael D. Fraizer Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ PATRICK B. KELLEHER
Patrick B. Kelleher Senior Vice President—Chief Financial Officer (Principal Financial Officer)

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Richmond, Virginia

February 28, 2008

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	49	Chairman of the Board, President and Chief Executive Officer
Thomas H. Mann	57	Executive Vice President—Genworth
Pamela S. Schutz	53	Executive Vice President—Genworth
Mark W. Griffin	49	Senior Vice President—Chief Investment Officer
Patrick B. Kelleher	50	Senior Vice President—Chief Financial Officer; Acting Controller
Michael S. Laming	56	Senior Vice President—Human Resources
Samuel D. Marsico	50	Senior Vice President—Chief Risk Officer
Scott J. McKay	46	Senior Vice President—Operations & Quality and Chief Information Officer
Victor C. Moses	60	Senior Vice President—Actuarial & Risk
Joseph J. Pehota	46	Senior Vice President—Mergers & Acquisitions
Jean S. Peters	56	Senior Vice President—Strategic Analysis & Planning
Leon E. Roday	54	Senior Vice President, General Counsel and Secretary
Cheryl C. Whaley	42	Senior Vice President—Capital Markets & Growth Ventures
Frank J. Borelli	72	Director, member of Audit and Management Development and Compensation Committees
Nancy J. Karch	60	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
J. Robert Kerrey	64	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Risa J. Lavizzo-Mourey	53	Director, member Audit and Legal and Public Affairs Committees
Saiyid T. Naqvi	58	Director, member of Audit and Legal and Public Affairs Committees
James A. Parke	62	Director, member of Legal and Public Affairs Committee
James S. Riepe	64	Director, member of Management Development and Compensation and Audit Committees
Barrett A. Toan	60	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Thomas B. Wheeler	71	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer has been our Chairman of the Board, President and Chief Executive Officer since the completion of our initial public offering (IPO) in May 2004. Prior to the IPO, he was a Vice President of GE since December 1995 and a Senior Vice President of GE since June 2000. Mr. Fraizer was the Chairman of the Board of GE Financial Assurance Holdings, Inc. (GEFAHI) from November 1996 to May 2004 and President and Chief Executive Officer of GEFAHI from April 1997 through May 2004. Mr. Fraizer led the Consumer Savings and Insurance Group, a predecessor of GEFAHI, from February 1996 until the formation of GEFAHI in October 1996. From July 1983 to December 1996, Mr. Fraizer served in various capacities at GE including: President and Chief Executive Officer of GE Capital Commercial Real Estate; Vice President—Portfolio Acquisitions and Ventures of GE Capital Commercial Real Estate; President and Managing Director, GE Japan; and as a member of the GE Corporate Audit Staff. Mr. Fraizer serves as a trustee of the Virginia Foundation for Independent Colleges and the Virginia Commonwealth University School of Business Foundation; and serves on the boards of the American Council of Life Insurers, the Financial Services Roundtable and the Andre Agassi Charitable Foundation. Mr. Fraizer received a B.A. in Political Science from Carleton College.

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

Patrick B. Kelleher has been our Chief Financial Officer since March 2, 2007 and a Senior Vice President since the end of January 2007. Mr. Kelleher has also been serving as our Acting Controller since February 8, 2008. Prior to joining the company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance in Charlotte, North Carolina, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a Bachelor’s degree from Franklin & Marshall College.

Mark W. Griffin has been our Senior Vice President—Chief Investment Officer since October 2005. Prior thereto, he was Senior Vice President—Chief Risk Officer from completion of the IPO in May 2004 as well as Acting Chief Investment Officer from June 17, 2005. From August 2002 to the IPO, he was the Chief Risk Manager of GE Insurance, a business unit of GE Capital. From January 2000 to August 2002, Mr. Griffin was Chief Risk Manager of GEFAHI. Prior thereto, Mr. Griffin was Vice President, Risk Markets & Executive Director, Pension & Insurance with Goldman, Sachs & Co. from August 1994 to December 1999. From December 1986 to August 1994, Mr. Griffin was Executive Director—Fixed Income and Principal, Fixed Income Sales with Morgan Stanley. Prior thereto, Mr. Griffin was an Assistant Actuary with the Metropolitan Life Insurance Company from July 1982 to December 1986. Mr. Griffin received a B.A. in Mathematics from the University of Waterloo. Mr. Griffin is a Fellow of Society of Actuaries and is a Chartered Financial Analyst. He holds an FRM, or Financial Risk Manager, designation from the Global Association of Risk Professionals and a PRM, or Professional Risk Manager, designation from the Professional Risk Management International Association.

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

Victor C. Moses has been our Senior Vice President—Actuarial & Risk since January 2007. Prior thereto, from the completion of the IPO in May 2004, he served as our Senior Vice President—Chief Actuary. Mr. Moses also served as our Acting Chief Financial Officer from August 2006 to March 2, 2007. From January 2000 to the completion of the IPO, he was Senior Vice President—Actuarial/Capital Management of GEFAHI. From 1971 to 1983 Mr. Moses worked in various positions at SAFECO Life Insurance Company and from 1983 to 1993 he served in various capacities with GNA, ultimately serving as both Chief Actuary and Chief Financial Officer. In 1993, GNA was acquired by GE Capital, and from then until December 1999, Mr. Moses was Senior Vice President—Business Development at GEFAHI and its predecessor companies. Mr. Moses received a B.S. in Math from Seattle Pacific University. Mr. Moses is a Fellow in the Society of Actuaries and a Member of the American Academy of Actuaries. He serves on the Board of Trustees of Seattle Pacific University.

Joseph J. Pehota has been our Senior Vice President—Mergers & Acquisitions since January 2007. Prior thereto, he had served as Senior Vice President—Business Development since the completion of the IPO in May 2004, and prior to the IPO, he was Senior Vice President—Business Development of GEFAHI since August 1998. From February 1996 to July 1998, he was the Chief Risk Manager for GE Equity. Prior thereto, Mr. Pehota was Vice President and Manager of Global Distribution for the GE Capital Structured Finance Group from January 1995 to February 1996. From March to December 1994, he was the Vice President of Restructuring and Underwriting—North America, for GE Capital’s Aviation Services business. Prior thereto, Mr. Pehota held various leadership positions with GE Capital’s Structured Finance Group from July 1988 to February 1994. Mr. Pehota received a B.S. in Finance from the University of Connecticut and an M.B.A. from New York University.

Jean S. Peters has been our Senior Vice President—Strategic Analysis & Planning since April 2007. From January 2007 to April 2007, she was our Senior Vice President—Corporate Communications & External Relations. Prior thereto and since the completion of the IPO in May 2004, she served as Senior Vice President—Investor Relations and Corporation Communications. From January 1999 to April 2004, she was the Senior Vice President of Investor Relations for John Hancock Financial Services, Inc. From February 1994 to January 1999, Ms. Peters was the Vice President of Investor Relations for Allmerica Financial Corporation. Prior thereto, she was the Second Vice President of Investor Relations from August 1989 to February 1994, and the Assistant Vice President of Corporate Communications from January 1986 to August 1989, for Capital Holding Corporation. From August 1984 to January 1986, Ms. Peters was the Business Editor for the Dayton Daily News and Journal Herald. Prior thereto, from February 1982 to August 1984, she was a business writer for the Louisville Courier-Journal. Ms. Peters received a B.S. in Journalism from Northwestern University. She is a member of the board of the National Investor Relations Institute, Boston Chapter.

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

Frank J. Borelli has served as a member of our board of directors since June 2004. Mr. Borelli has been a Senior Advisor to Stone Point Capital, a former wholly-owned subsidiary of Marsh & McLennan Companies, Inc., since his retirement from Marsh & McLennan on January 2001. Prior thereto, he was Senior Vice President of Marsh & McLennan from April to December 2000 and Senior Vice President and Chief Financial Officer from September 1984 to April 2000. He is a director and Audit Committee Chairman of Express Scripts, Inc. and is a director of the Interpublic Group of Companies. Mr. Borelli is a Trustee of St. Thomas Aquinas College. Mr. Borelli received a B.B.A. in Business Administration from Bernard M. Baruch College, City University of New York.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She is a director of Liz Claiborne, Inc., MasterCard Incorporated, and The Corporate Executive Board Company. Ms. Karch is also on the board of the Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

J. Robert “Bob” Kerrey has served as a member of our board of directors since June 2004. Mr. Kerrey has been the President of New School University since 2001. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of Honor. He serves on the boards of Jones Apparel Group, Inc., Scientific Games Corporation and Tenet Healthcare Corporation. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska.

Risa J. Lavizzo-Mourey has served as member of our board of directors since November 2007. Dr. Lavizzo-Mourey is the President and Chief Executive Officer of the Robert Wood Johnson Foundation and has served in that capacity since January 2003. She previously served as a Senior Vice President of the Robert Wood Johnson Foundation from April 2001 to January 2003. Dr. Lavizzo-Mourey served as the Director of the Institute on Aging and Chief of the Division of Geriatric Medicine from 1984 to 1992 and 1994 to 2001 and the Sylvan Eisman Professor of Medicine and Health Care Systems at the University of Pennsylvania from 1997 to 2001. She has served on numerous federal advisory committees including the Task Force on Aging Research, the Office of Technology Assessment Panel on Preventive Services for Medicare Beneficiaries, the Institute of Medicine’s Panel on Disease and Disability Prevention Among Older Adults and the President’s Advisory Commission on Consumer Protection and Quality in the Healthcare Industry. Dr. Lavizzo-Mourey also serves as a director of Hess Corporation. Dr. Lavizzo-Mourey earned her medical degree from Harvard Medical School and an M.B.A. from the University of Pennsylvania’s Wharton School.

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

James S. Riepe has served as a member of our board of directors since March 2006. Mr. Riepe was the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Mr. Riepe also served as a director of the T. Rowe Price Group, Inc. and as Chairman and Director of the T. Rowe Price Funds

until April 2006. He held various positions during his tenure at T. Rowe Price Group, Inc., which began in 1982, including serving as Chairman of all of the T. Rowe Price funds on which he served as a director or trustee. Prior thereto, Mr. Riepe was an Executive Vice President of The Vanguard Group. Mr. Riepe serves as a director of the Nasdaq Stock Market, Inc. He is the chairman of the University of Pennsylvania’s Board of Trustees and the T. Rowe Price Program for Charitable Giving. He is also a trustee of the James S. and Gail P. Riepe Charitable Foundation and the Baltimore Museum of Art. Mr. Riepe received an M.B.A. and a B.S. from the University of Pennsylvania.

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

Thomas B. Wheeler has served as a member of our board of directors since June 2004. Mr. Wheeler retired as Chairman of the Massachusetts Mutual (now known as MassMutual Financial Group) in December 2000 and as Chief Executive Officer in January 1999. He served as Chairman and Chief Executive Officer of MassMutual in beginning in March 1996, President and Chief Executive Officer of MassMutual beginning in October 1988, and President and Chief Operating Officer of MassMutual beginning in January 1987. He served as Executive Vice President of Massachusetts Mutual’s insurance and financial management line from July 1983 to December 1986 and MassMutual’s field sales force from May 1962 to June 1983, serving as Agent and General Agent. Mr. Wheeler is a director of EstateWorks and a director of Textron, Inc. He is a trustee of the Conservancy of S.W. Florida and the Woods Hole Oceanographic Institution. Mr. Wheeler received a B.A. in American Studies from Yale University.

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

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Report of Management Development and Compensation Committee” (which report shall be deemed furnished with this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934), “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents filed as part of this report.

3.	Exhibits

Number	Description
2.1	Stock Purchase Agreement, dated as of January 10, 2007, by and between Genworth Financial, Inc. and Sun Life Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 12, 2007)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 11, 2008)

3.3	Certificate of Designations, Powers, Preferences and Rights of 5.25% Series A Cumulative Preferred Stock of Genworth, Financial, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, by and among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture between GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

4.5	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 14, 2006)

Number	Description
4.6	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 14, 2006)

4.7	ISDA Master Agreement, dated as of March 2, 2000, between Morgan Stanley Derivative Products Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.8	Confirmation Letter, dated as of September 29, 2003, from Morgan Stanley Derivative Products Inc. to GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.9	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.10	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.11	Purchase Contract and Pledge Agreement among Genworth Financial, Inc. and The Bank of New York, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated June 7, 2004)

4.12	Indenture between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.13	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.14	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 19, 2005)

4.15	Supplemental Indenture No. 3, dated as of June 12, 2007, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2007)

10.1	Master Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2005)

10.2	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.3	Canadian Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description
10.4	European Tax Matters Agreement among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.5	Australian Tax Matters Agreement between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.6	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.7	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.11	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.12	Retrocession Agreement, dated as of April 15, 2004 by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.13	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.14	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.15	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

Number	Description
10.16	Amended and Restated Five-Year Credit Agreement, dated as of May 25, 2006, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 31, 2006)

10.17	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2007, among Genworth Financial, Inc., as borrower, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2007)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now know as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.24	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.25*	Master Confirmation and related Supplemental Confirmation, dated May 17, 2007, relating to Genworth Financial, Inc.’s Accelerated Stock Repurchase Agreement with Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.26§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.26.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

Number	Description
10.27§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.52.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.28§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.29§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (filed herewith)

10.30.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.30.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.4§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.30.5§	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.31§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed July 21, 2006)

10.32§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (filed herewith)

10.33§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.34§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.35§	Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.35.1§	Amendment to Genworth Financial, Inc. Deferred Compensation Plan (filed herewith)

10.36§	Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 6, 2005)

10.37§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.37.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.38	Director Compensation Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 5, 2005)

Number	Description
10.39§	Separation Agreement & Release, effective February 1, 2007, between Genworth Financial, Inc. and its affiliates and George R. Zippel (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.40	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2006)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K dated July 22, 2005)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Patrick B. Kelleher (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher (filed herewith)

§	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Dated: February 28, 2008

GENWORTH FINANCIAL, INC.

By:	/s/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2008

/s/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ PATRICK B. KELLEHER Patrick B. Kelleher	Senior Vice President—Chief Financial Officer; Acting Controller (Principal Financial Officer and Principal Accounting Officer)

* Frank J. Borelli	Director

* Nancy J. Karch	Director

* J. Robert Kerrey	Director

*	Director
Risa J. Lavizzo-Mourey

* Saiyid T. Naqvi	Director

* James A. Parke	Director

* James S. Riepe	Director

* Barrett A. Toan	Director

* Thomas B. Wheeler	Director

*By	/s/ MICHAEL D. FRAIZER Michael D. Fraizer Attorney-in-Fact