Form 10-Q
period 2008-03-31
GENWORTH FINANCIAL INC
filed 2008-04-29
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 23, 2008, 432,866,847 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Premiums	$1,717	$1,511
Net investment income	1,002	984
Net investment gains (losses)	(226)	(19)
Insurance and investment product fees and other	260	234

Total revenues	2,753	2,710

Benefits and expenses:
Benefits and other changes in policy reserves	1,401	1,067
Interest credited	345	385
Acquisition and operating expenses, net of deferrals	528	489
Amortization of deferred acquisition costs and intangibles	203	213
Interest expense	112	107

Total benefits and expenses	2,589	2,261

Income from continuing operations before income taxes	164	449
Provision for income taxes	48	135

Income from continuing operations	116	314
Income from discontinued operations, net of taxes	—	10

Net income	$116	$324

Earnings from continuing operations per common share:
Basic	$0.27	$0.71

Diluted	$0.27	$0.69

Earnings per common share:
Basic	$0.27	$0.74

Diluted	$0.27	$0.71

Weighted-average common shares outstanding:
Basic	433.6	441.0

Diluted	436.8	455.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$53,031	$55,154
Equity securities available-for-sale, at fair value	394	366
Commercial mortgage loans	8,822	8,953
Policy loans	1,654	1,651
Other invested assets	5,603	4,676

Total investments	69,504	70,800
Cash and cash equivalents	3,768	3,091
Accrued investment income	863	773
Deferred acquisition costs	7,330	7,034
Intangible assets	959	914
Goodwill	1,609	1,600
Reinsurance recoverable	16,498	16,483
Other assets	912	822
Separate account assets	12,151	12,798

Total assets	$113,594	$114,315

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$27,174	$26,740
Policyholder account balances	36,764	36,913
Liability for policy and contract claims	4,011	3,693
Unearned premiums	5,653	5,631
Other liabilities	6,671	6,255
Non-recourse funding obligations	3,455	3,455
Short-term borrowings	200	200
Long-term borrowings	3,966	3,903
Deferred tax liability	824	1,249
Separate account liabilities	12,151	12,798

Total liabilities	100,869	100,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million shares issued as of March 31, 2008 and December 31, 2007; 433 million and 436 million shares outstanding as of March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	11,473	11,461

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,479)	(526)
Derivatives qualifying as hedges	620	473
Foreign currency translation and other adjustments	824	780

Total accumulated other comprehensive income (loss)	(35)	727
Retained earnings	3,986	3,913
Treasury stock, at cost (88 million and 85 million shares as of March 31, 2008 and December 31, 2007, respectively)	(2,700)	(2,624)

Total stockholders’ equity	12,725	13,478

Total liabilities and stockholders’ equity	$113,594	$114,315

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—	324	—	324
Net unrealized gains (losses) on investment securities	—	(17)	—	—	(17)
Derivatives qualifying as hedges	—	(66)	—	—	(66)
Foreign currency translation and other adjustments	—	37	—	—	37

Total comprehensive income (loss)					278
Acquisition of treasury stock	—	—	—	(233)	(233)
Dividends to stockholders	—	—	(39)	—	(39)
Stock-based compensation expense and exercises	26	—	—	—	26

Balances as of March 31, 2007	$10,785	$1,111	$3,145	$(1,733)	$13,308

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income	—	—	—	116	—	116
Net unrealized gains (losses) on investment securities	—	—	(953)	—	—	(953)
Derivatives qualifying as hedges	—	—	147	—	—	147
Foreign currency translation and other adjustments	—	—	44	—	—	44

Total comprehensive income (loss)						(646)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(43)	—	(43)
Stock-based compensation expense and exercises	—	12	—	—	—	12

Balances as of March 31, 2008	$1	$11,473	$(35)	$3,986	$(2,700)	$12,725

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$116	$324
Less income from discontinued operations, net of taxes	—	(10)

Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(8)	3
Net investment losses (gains)	226	19
Charges assessed to policyholders	(100)	(97)
Acquisition costs deferred	(331)	(309)
Amortization of deferred acquisition costs and intangibles	203	213
Deferred income taxes	25	73
Purchases of trading securities and held-for-sale investments, net of proceeds from sales	12	(3)
Stock-based compensation expense	9	12
Change in certain assets and liabilities:
Accrued investment income and other assets	(239)	(34)
Insurance reserves	1,209	775
Current tax liabilities	(25)	84
Other liabilities and other policy-related balances	28	(13)
Cash from operating activities—discontinued operations	—	27

Net cash from operating activities	1,125	1,064

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	974	1,320
Commercial mortgage loans	254	261
Proceeds from sales of investments:
Fixed maturity and equity securities	922	1,749
Purchases and originations of investments:
Fixed maturity and equity securities	(1,544)	(3,393)
Commercial mortgage loans	(121)	(419)
Other invested assets, net	(77)	(159)
Policy loans, net	(3)	(5)
Payments for businesses purchased, net of cash acquired	(5)	—
Cash from investing activities—discontinued operations	—	(41)

Net cash from investing activities	400	(687)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	1,547	1,877
Redemption and benefit payments on investment contracts	(2,207)	(2,262)
Short-term borrowings and other, net	(19)	69
Dividends paid to stockholders	(44)	(40)
Stock-based compensation awards exercised	2	14
Acquisition of treasury stock	(76)	(233)
Cash from financing activities—discontinued operations	—	(10)

Net cash from financing activities	(797)	(585)
Effect of exchange rate changes on cash and cash equivalents	(51)	(4)

Net change in cash and cash equivalents	677	(212)
Cash and cash equivalents at beginning of period	3,091	2,469

Cash and cash equivalents at end of period	3,768	2,257
Less cash and cash equivalents of discontinued operations at end of period	—	7

Cash and cash equivalents of continuing operations at end of period	$3,768	$2,250

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance, Medicare supplement insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

•

International. In Canada, Australia, New Zealand, Mexico, Japan, Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K.

(2) Accounting Pronouncements

Recently adopted

Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. In January 2008, FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. See note 6 for additional disclosures about fair value measurement.

Fair Value Option for Financial Assets and Financial Liabilities

As of January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

Amendment of FASB Interpretation No. 39

As of January 1, 2008, we adopted FSP FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. See note 5 for additional disclosures about the collateral positions related to derivative instruments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Not yet adopted

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for us on January 1, 2009. We do not expect SFAS No. 161 to have a material impact on our consolidated financial statements.

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. SFAS No. 160 will be effective for us on January 1, 2009 and will be applied prospectively as of the effective date. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average basic shares outstanding and by the weighted average diluted shares outstanding:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2008	2007
Basic earnings per common share:
Income from continuing operations	$0.27	$0.71
Income from discontinued operations, net of taxes	—	0.02

Basic earnings per common share(1)	$0.27	$0.74

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.69
Income from discontinued operations, net of taxes	—	0.02

Diluted earnings per common share(1)	$0.27	$0.71

Weighted-average shares used in basic earnings per common share calculations	433.6	441.0
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	8.4
Stock options, restricted stock units and stock appreciation rights	3.2	5.6

Weighted-average shares used in diluted earnings per common share calculations	436.8	455.0

(1)	May not total due to whole number calculation.

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

Summary operating results of discontinued operations were as follows:

(Amounts in millions)	Three months ended March 31, 2007
Revenues	$189

Income before income taxes	$16
Provision for income taxes	6

Income from discontinued operations, net of taxes	$10

(5) Investments and Derivative Instruments

Investments

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$482	$47	$—	$529
Tax exempt	2,233	72	(88)	2,217
Government—non U.S.	2,580	135	(16)	2,699
U.S. corporate	23,712	468	(1,206)	22,974
Corporate—non U.S.	12,665	164	(509)	12,320
Mortgage and asset-backed	13,892	114	(1,714)	12,292

Total fixed maturity securities	55,564	1,000	(3,533)	53,031
Equity securities	390	31	(27)	394

Total available-for-sale securities	$55,954	$1,031	$(3,560)	$53,425

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Tax exempt	$646	$(88)	175	$—	$—	—
Government—non U.S.	384	(14)	117	80	(2)	17
U.S. corporate	7,736	(522)	770	5,289	(684)	467
Corporate—non U.S.	4,670	(272)	630	3,313	(237)	303
Mortgage and asset-backed	7,294	(1,051)	887	3,047	(663)	531

Subtotal, fixed maturity securities	20,730	(1,947)	2,579	11,729	(1,586)	1,318
Equity securities	217	(21)	24	22	(6)	7

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

% Below cost—fixed maturity securities:
<20% Below cost	$19,218	$(1,114)	2,277	$10,388	$(816)	1,042
20-50% Below cost	1,381	(571)	240	1,210	(485)	195
>50% Below cost	131	(262)	62	131	(285)	81

Total fixed maturity securities	20,730	(1,947)	2,579	11,729	(1,586)	1,318

% Below cost—equity securities:
<20% Below cost	205	(15)	19	11	(1)	4
20-50% Below cost	12	(6)	5	11	(5)	3
>50% Below cost	—	—	—	—	—	—

Total equity securities	217	(21)	24	22	(6)	7

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

Investment grade	$19,849	$(1,836)	2,332	$11,194	$(1,504)	1,216
Below investment grade	1,088	(131)	264	546	(85)	106
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equities	10	(1)	7	11	(3)	3

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

The investment securities in an unrealized loss position as of March 31, 2008 consisted of 3,928 securities accounting for unrealized losses of $3,560 million. Of these unrealized losses of $3,560 million, 94% were investment grade (rated AAA through BBB-) and 55% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities.

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2008, 279 securities were 20% or more below cost, of which 25 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $44 million. These securities, which were issued

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

primarily by corporations in the communication and consumer cyclical industries and residential mortgage-backed securities, were current on all terms, we expect to collect full principal and interest and we are not aware of any adverse changes in cash flows.

As of March 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivative Instruments

The fair value of derivative instruments is based upon either pricing obtained from an independent third party or pricing valuation models utilizing market inputs obtained from an independent third party. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$25,348	$1,063	$121	$23,138	$740	$74
Foreign currency swaps	759	111	12	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,164	212	—	979	127	—
Credit default swaps	155	1	2	10	—	—
Financial futures	209	—	—	106	—	—

Total derivatives	$27,635	$1,387	$135	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of March 31, 2008 and December 31, 2007, the fair value presented in the preceding table included $251 million and $147 million, respectively, of derivative assets and $48 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of March 31, 2008 and December 31, 2007, we retained collateral of $664 million and $372 million, respectively, related to these agreements including over collateralization from certain counterparties. As of March 31, 2008 and December 31, 2007, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) Fair Value Measurement

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and actively traded mutual fund investments.

Level 2 includes those financial instruments that are valued by independent pricing services or valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate or cross currency swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

At each reporting period, all assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, when available, utilizing Level 2 inputs. Where pricing services do not provide fair values, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing where we discount expected cash flows utilizing market

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

interest rates obtained from third-party sources based on the credit quality and duration of the instrument to determine fair value. For securities that may not be reliably priced using internally developed pricing models, broker quotes are obtained. These broker quotes represent an exit price but the assumptions used to establish the fair value may not be observable and represent Level 3 inputs.

The fair value of securities held as collateral is primarily based on Level 2 inputs by third parties for the collateral that is held on our behalf by the custodian. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

As discussed above, the classification of fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, is determined based on consideration of several inputs including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; foreign exchange rates; market interest rates; and non-performance risk. For product-related embedded derivatives, we also include certain policyholder assumptions in the determination of fair value.

The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$53,031	$—	$48,261	$4,770
Equity securities, available-for-sale	394	34	332	28
Other invested assets(a)	4,396	—	3,995	401
Separate account assets	12,151	12,151	—	—

Total assets	$69,972	$12,185	$52,588	$5,199

(a)	Includes derivatives, trading securities and securities held as collateral.

The following table sets forth our liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$115	$—	$—	$115
Other liabilities(b)	135	—	135	—

Total liabilities	$250	$—	$135	$115

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

For assets carried at fair value, the credit standing of the counterparties is considered in the determination of fair value measurement for those assets. The fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of credit standing, as well as any potential credit enhancements (e.g., collateral), has been considered in the fair value measurement of both assets and liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of December 31, 2007	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income	(95)	1	36	(58)
Included in other comprehensive income (loss)	(404)	(3)	—	(407)
Purchases, sales, issuances and settlements, net	(25)	(1)	35	9
Transfers in (out) of Level 3	500	1	11	512

Ending balance as of March 31, 2008	$4,770	$28	$401	$5,199

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(95)	$—	$36	$(59)

(a)	Includes trading securities and certain derivatives.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of December 31, 2007	$34
Total realized and unrealized (gains) losses:
Included in net income	78
Included in other comprehensive income (loss)	—
Purchases, sales, issuances and settlements, net	3
Transfers in (out) of Level 3	—

Ending balance as of March 31, 2008	$115

Amount of total (gains) losses for the period included in net income attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$78

(a)	Includes product-related embedded derivatives.

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the consolidated statements of income or other comprehensive income (loss) within stockholders’ equity based on the appropriate accounting treatment for the instrument.

Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities and purchases and settlements of derivative instruments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The purchases, sales, issuances and settlements, net, activity presented for policyholder account balances represents the issuances and settlements of product-related embedded derivatives where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net income” in the table presented above. However, due to the characteristics of these embedded derivatives, the total change in fair value was reflected in income for the period.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of certain product-related embedded derivatives that exist as of the reporting date, which were recorded in net investment gains (losses).

As of March 31, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value. The bank loans that were recorded at fair value represent a non-recurring fair value measurement and were recorded in other invested assets with a corresponding fair value of $66 million. The fair value was based on independent pricing sources where inputs are based on market observable information and classified as Level 2. For the three months ended March 31, 2008, we recorded a $3 million fair value loss adjustment which was included in net investment gains (losses) in the condensed consolidated statement of income.

(7) Commitments and Contingencies

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

In March and April 2008, we were named along with several other GIC industry participants as a defendant in three proposed class action lawsuits alleging federal antitrust violations involving the sale of GICs to municipalities and seeking treble damages: Hinds County, Mississippi, et al. v. Wachovia Bank, N.A., et al. (United States District Court for the Southern District of New York); Fairfax County, Virginia, et al. v. Wachovia Bank, N.A., et al. (United States District Court for the District of Columbia); and City of Oakland, California v. AIG Financial Products Corp., et al. (United States District Court for the Northern District of California). We intend to defend the cases vigorously.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b) Commitments

As of March 31, 2008, we were committed to fund $76 million in U.S. commercial mortgage loan investments and $513 million in limited partnership investments.

(8) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of March 31, 2008 and December 31, 2007, the weighted average interest rate on commercial paper outstanding was 3.66% and 4.83%, respectively, and the weighted average maturity was 42 days for each period.

Revolving Credit Facilities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of March 31, 2008, we had no borrowings under these facilities; however, we utilized $173 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

Non-recourse Funding Obligations

As of March 31, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. In January 2008, the maximum rate on $1.2 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on credit watch. However, in February 2008, the credit ratings for that guarantor were reaffirmed which lowered the interest rate from the January 2008 reset rate. In February 2008, the rate was reset from the December 2007 rate on the remaining $0.5 billion to the highest contractual rate due to further downgrades on the third-party financial guaranty insurance company of those obligations.

As of March 31, 2008 and December 31, 2007, the weighted average interest rate on our non-recourse funding obligations was 3.66% and 5.81%, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our wealth management (formally referred to as managed money) products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and payment protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. Our group life and health insurance business, which we sold in May 2007, was accounted for as discontinued operations and included in Corporate and Other activities.

We use the same accounting policies and procedures to measure segment income and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2008	2007
Revenues:
Retirement and Protection	$1,756	$1,918
International	751	587
U.S. Mortgage Insurance	229	181
Corporate and Other	17	24

Total revenues	$2,753	$2,710

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2008	2007
Retirement and Protection	$162	$185
International	160	123
U.S. Mortgage Insurance	(36)	65
Corporate and Other	(42)	(33)

Net operating income	244	340
Net investment gains (losses), net of taxes and other adjustments	(128)	(12)
Expenses related to reorganization, net of taxes	—	(14)

Income from continuing operations	116	314
Income from discontinued operations, net of taxes	—	10

Net income	$116	$324

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	March 31, 2008	December 31, 2007
Assets:
Retirement and Protection	$93,656	$94,360
International	12,341	11,892
U.S. Mortgage Insurance	3,336	3,286
Corporate and Other	4,261	4,777

Total assets	$113,594	$114,315

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, intense competition, availability and adequacy of reinsurance, defaults by counterparties, legal or regulatory investigations or actions, political or economic instability affecting outsourcing arrangements, regulatory restrictions on our operations and changes in applicable laws and regulations, the failure or any compromise of the security of our computer systems, and the occurrence of natural or man-made disasters or a disease pandemic;

•

Risks relating to our Retirement and Protection segment, including changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, reputational risks as a result of an announced rate increase on certain in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, and the failure of demand for long-term care insurance to increase as we expect;

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, deterioration in economic conditions or decline in home price appreciation, unexpected increases in mortgage insurance default rates or severity of defaults, decreases in the volume of high loan-to-value international mortgage originations, increased competition with government-owned and government-sponsored entities (“GSEs”) offering mortgage insurance, changes in regulations, and growth in the global mortgage insurance market that is lower than we expect;

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance (such as simultaneous second mortgages) and reductions by lenders in the level of coverage they select, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored entities offering mortgage insurance, changes in regulations, legal actions under Real Estate Settlement Practices Act, and potential liabilities in connection with our U.S. contract underwriting services; and

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under our tax matters agreement even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control, and provisions of our certificate of incorporation and by-laws and our tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial security company in the U.S. with an expanding international presence. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance, Medicare supplement insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended March 31, 2008, our Retirement and Protection segment’s net income and net operating income were $44 million and $162 million, respectively.

•

International. In Canada, Australia, New Zealand, Mexico, Japan, Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2008, our International segment’s net income and net operating income were $156 million and $160 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended March 31, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $35 million and $36 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the three months ended March 31, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $49 million and $42 million, respectively.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The discussion of business trends and conditions should be read together with the trends contained in our 2007 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Volatility in credit markets. Credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across asset classes over the past three quarters mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe these credit market conditions contributed to an increase in net unrealized investment losses of $1.6 billion, before tax and other offsets, during the first quarter of 2008 in our $53.0 billion investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities, partially offset by the effects of a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as generally higher level of credit-related investment losses, including additional impairments on our investment portfolio. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio. In addition, a weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and certain asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our commercial paper or long-term debt financing activities during the three months ended March 31, 2008.

See additional trends related to volatile credit markets in “—Trends and conditions affecting our segments.”

Trends and conditions affecting our segments

Retirement and Protection

Wealth management (formerly referred to as managed money). Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. The asset management industry continues to experience growth, as independent broker/dealer representatives and independent advisors transition from commission to fee-based compensation and seek to outsource the management of their client portfolios. We expect these trends to continue in the future.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed features we offer in variable annuity products. We actively evaluate our competitive position based upon each of these features, and where possible, we make adjustments as appropriate to meet our target return thresholds.

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

Institutional. Results in our institutional business are affected by credit markets. During 2007 and the first quarter of 2008, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit default swap levels. We view this business as opportunistic and, therefore, new origination activity may vary considerably period to period. The current credit market conditions made these types of products for large institutional investors less attractive compared to alternative products offering higher yields with more liquidity.

Certain of our FABNs and funding agreements offer contractholders the option to make periodic elections to extend their maturity date. As a result of the current credit market conditions, certain contractholders have elected not to extend their contracts. We do not believe that this trend will have a material effect on our financial position or liquidity.

In December 2007, we began issuing FABNs to retail investors and believe the current credit market conditions will not significantly impact sales to our retail investors.

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

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions impacting securitization transactions may impact future life insurance sales which will necessitate our need to pursue alternative structures such as reinsurance and lines of credit.

As of March 31, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. During 2007 and 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to higher rates and continue to be subject to rate resets. We do not believe that these increases will have a material impact on our consolidated financial statements. To maintain and optimize product returns, we may, at our discretion, seek alternative and potentially more costly financing terms in the future depending upon market conditions.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Our sales growth over the past year reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we continued to experience sales growth in our linked-benefits and group long-term care insurance products. The impact of lower termination rates, in particular lapse rates, on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income. In addition, the continued low interest rate environment may negatively impact our net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the block. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing this rate increase.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Our international mortgage insurance business has continued to expand with favorable operating results. However, in certain European countries, we are seeing a slowdown in housing markets. In particular, we believe the economic slowdown in Spain, Ireland and the U.K. has resulted in decreased home price appreciation, as well as lower mortgage insurance origination volume, in those markets. We are also seeing slowing home price appreciation and lower mortgage insurance originations in certain regions of Canada and believe there are indications that other international housing markets may reflect similar characteristics assuming they experience an economic slowdown. We expect that our established international mortgage insurance business in Canada and Australia will continue to contribute the majority of total revenues and profits of this business, while our entry into and growth in new international markets will be gradual in nature.

As a result of the expansion of our international mortgage insurance business in recent years, as of March 31, 2008, approximately 60% of our international risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Sales have increased in established regions outside of the U.K. and Ireland. At the same time, we saw flat levels of consumer lending and lower single-premium sales pending anticipated clarifications of related new business regulations which have resulted in a decline in sales for the U.K. and Ireland. Depending on the severity and length of these trends, we may experience additional sales declines in that market. Outside of the U.K., our payment protection insurance business continues to show growth from increased penetration of existing relationships and the addition of new distribution relationships in existing and new countries.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rate trends, home price trends, mortgage origination volume and product mix and the levels and aging of mortgage delinquencies including seasonal trends.

We believe that the U.S. housing market has slowed materially and we expect the decline to continue. Home price appreciation has turned negative in the majority of markets. We also expect unemployment levels to increase as gross domestic product growth slows in 2008. In addition, there has been a significant increase in delinquency and foreclosure levels especially in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is affecting the performance of our entire portfolio across all product lines, including A minus, Alt-A and adjustable rate mortgages.

The foregoing factors have contributed to an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2006 and 2007. These trends are especially evident in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies. In particular, the Great Lakes region continues to experience an economic slowdown and has seen a more pronounced weakness in its housing markets as well as a decline in home prices. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business.

While over 91% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation may cause further increases in our incurred losses and related loss ratio. As of March 31, 2008, approximately 72% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature in an adverse housing market environment.

Primary insurance in-force increased to $166.7 billion as of March 31, 2008, which represents a 6% increase as compared to December 31, 2007. In addition, net earned premiums have grown from $137 million for the three months ended March 31, 2007 to $183 million for the three months ended March 31, 2008. These increases in primary insurance in-force and net earned premiums reflect an increase in our flow product writings as a result of increased demand for private mortgage insurance as well as higher persistency. In spite of market liquidity constraints, we believe that the increased demand for private mortgage insurance and increased persistency will lead to growing levels of insurance in-force and related net earned premiums.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders in exchange for an agreed upon level of loss coverage if losses develop through specified threshold levels. For the three months ended March 31, 2008, we recorded a reinsurance recovery of $19 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements, primarily related to the 2006 book of business. We expect to record additional reinsurance recoveries throughout 2008 under these and other captive reinsurance arrangements as incurred losses display accelerated development on our books of business, particularly those of 2006 and 2007. In the first quarter of 2008, we saw worsening and early loss trends, particularly for the 2007 book year. If these trends continue over multiple years and are combined with further declines in home price appreciation, limited borrower refinancing options and deterioration of delinquency cures, which impact both frequency and severity of claims, we could exhaust captive reinsurance for individual lenders on certain book years. Once the captive reinsurance is exhausted, we would be responsible for any additional losses incurred.

We have taken various actions to reduce our new business risk profile including underwriting guideline and pricing changes. On April 24, 2008, we announced a rate increase of approximately 20% on our flow product. We have also reduced maximum loan-to-value ratios and, in some cases, are exiting certain product lines. We believe these actions will improve our underwriting results on these and future books of business. These actions, in addition to any actions made by the GSEs or the Federal Housing Administration, could have an impact on our level of market penetration and eventual market size.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,717	$1,511	$206	14%
Net investment income	1,002	984	18	2%
Net investment gains (losses)	(226)	(19)	(207)	NM (1)
Insurance and investment product fees and other	260	234	26	11%

Total revenues	2,753	2,710	43	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,401	1,067	334	31%
Interest credited	345	385	(40)	(10)%
Acquisition and operating expenses, net of deferrals	528	489	39	8%
Amortization of deferred acquisition costs and intangibles	203	213	(10)	(5)%
Interest expense	112	107	5	5%

Total benefits and expenses	2,589	2,261	328	15%

Income from continuing operations before income taxes	164	449	(285)	(63)%
Provision for income taxes	48	135	(87)	(64)%

Income from continuing operations	116	314	(198)	(63)%
Income from discontinued operations, net of taxes	—	10	(10)	(100)%

Net income	$116	$324	$(208)	(64)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment increased $46 million primarily due to a $26 million increase in our long-term care insurance business, a $13 million increase in our retirement income business and a $7 million increase in our life insurance business.

•

Our International segment increased $116 million as a result of a $74 million increase in our international mortgage insurance business and an increase of $42 million in our payment protection insurance business. The three months ended March 31, 2008 included an increase of $65 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $46 million.

Net investment income. Net investment income represents the income earned on our investments.

•	Net investment income increased primarily as a result of an increase in average invested assets attributable to growth in our International segment.

•

Weighted average investment yields decreased to 5.6% for the three months ended March 31, 2008 from 5.8% for the three months ended March 31, 2007. The decrease in weighted average investment yields was primarily attributable to lower yields on floating rate investments.

•

Net investment income for the three months ended March 31, 2008 included $12 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $17 million in the three months ended March 31, 2007.

•	The three months ended March 31, 2008 included $16 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. We incurred $187 million of impairments during the three months ended March 31, 2008, of which $116 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses of $34 million from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first quarter of 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

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

•	Our Retirement and Protection segment increased $20 million largely driven by an $11 million increase in our wealth management business and a $10 million increase from our retirement income business.

•	Our International segment increased $5 million related to our payment protection insurance business.

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

•

Our Retirement and Protection segment increased $71 million attributable to a $42 million increase in our long-term care insurance business, a $20 million increase from our retirement income business and a $9 million increase in our life insurance business.

•

Our International segment increased $56 million as a result of an increase in our international mortgage insurance business of $42 million and an increase of $14 million in our payment protection insurance business. The three months ended March 31, 2008 included an increase of $19 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $207 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $40 million primarily due to a $26 million decrease related to our institutional business and a $17 million decrease in our retirement income business.

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

•

Our Retirement and Protection segment increased $15 million primarily attributable to an increase of $7 million from our wealth management business, a $6 million increase in our life insurance business and an increase of $4 million in our retirement income business.

•

Our International segment increased $34 million related to a $15 million increase in our international mortgage insurance business and a $19 million increase in our payment protection insurance business. The three months ended March 31, 2008 included an increase of $24 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $5 million.

•	Corporate and Other activities decreased $15 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $15 million due to a decrease of $22 million from our retirement income business, partially offset by an increase of $3 million in our life insurance business.

•

Our International segment increased $16 million related to an increase in our international mortgage insurance business of $6 million and an increase in our payment protection insurance business of $10 million. The three months ended March 31, 2008 included an increase of $5 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $12 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Our Retirement and Protection segment increased $4 million in our life insurance business from the issuance of additional non-recourse funding obligations in the second quarter of 2007 and an increase in average floating rates paid on those obligations.

•	Our International segment increased $3 million primarily from our payment protection insurance business.

Provision for income taxes. The effective tax rate decreased to 29.3% for the three months ended March 31, 2008 from 30.1% for the three months ended March 31, 2007. This decrease in the effective tax rate was primarily attributable to the proportion of lower taxed foreign income and tax favored investment income to lower expected pre-tax income, partially offset by tax benefits related to our foreign subsidiaries’ capital structure and a favorable examination development in the prior year. The three months ended March 31, 2008 included an increase of $9 million attributable to changes in foreign exchange rates.

Net income. Net income reflects an increase in International segment, offset by decreases in our Retirement and Protection and U.S. Mortgage Insurance segments and an increase in the net loss of Corporate and Other, as discussed in the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $25 million, net of tax, attributable to changes in foreign exchange rates.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2008	2007
Earnings from continuing operations per common share:
Basic	$0.27	$0.71

Diluted	$0.27	$0.69

Earnings per common share:
Basic	$0.27	$0.74

Diluted	$0.27	$0.71

Weighted-average common shares outstanding:
Basic	433.6	441.0

Diluted	436.8	455.0

Weighted average shares outstanding declined reflecting repurchases of 54.0 million shares since the end of the first quarter of 2006 through March 31, 2008. Diluted weighted average shares outstanding for both the 2008 and 2007 quarters reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation. In May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our common stock according to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker/dealer counterparty.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income.” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) are the result of impairments and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies. See note 9 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income.

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent deposits less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for payment protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business the company generated during each period presented; and (6) written premiums, net of cancellations, for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, deposits and net flows, written premiums, premium equivalents and new insurance written to be measures of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life insurance, international mortgage insurance and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be measures of our operating performance because they represent measures of the size of our business at a specific date, rather than measures of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$920	$874	$46	5%
Net investment income	807	844	(37)	(4)%
Net investment gains (losses)	(210)	(19)	(191)	NM (1)
Insurance and investment product fees and other	239	219	20	9%

Total revenues	1,756	1,918	(162)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	979	908	71	8%
Interest credited	345	385	(40)	(10)%
Acquisition and operating expenses, net of deferrals	227	212	15	7%
Amortization of deferred acquisition costs and intangibles	89	104	(15)	(14)%
Interest expense	47	43	4	9%

Total benefits and expenses	1,687	1,652	35	2%

Income from continuing operations before income taxes	69	266	(197)	(74)%
Provision for income taxes	25	93	(68)	(73)%

Net income	44	173	(129)	(75)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	118	12	106	NM (1)

Net operating income	$162	$185	$(23)	(12)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
Wealth management	$12	$10	$2	20%
Retirement income	36	46	(10)	(22)%
Institutional	11	14	(3)	(21)%
Life insurance	65	78	(13)	(17)%
Long-term care insurance	38	37	1	3%

Total net operating income	$162	$185	$(23)	(12)%

Net operating income

•	Our wealth management business increased $2 million due to the growth in our assets under management in our existing platforms.

•

Our retirement income business decreased $10 million as a result of lower spread-based retail assets under management from withdrawals of older issued blocks more than offsetting new deposits as crediting rates were reset to lower rates. The decrease is also attributable to an increase in reserves in our life-contingent spread-based products driven by growth of the in-force block and an increase in benefits paid. In our fee-based products, growth in our Income Distribution Series was more than offset by an increase in reserves for death benefits, higher amortization and lower municipal GIC advisory fees.

•

Our institutional business decreased $3 million largely attributable to a decrease of $2 million in investment income from bond calls and commercial mortgage loan prepayments. There was also a decline in assets under management mainly due to the current challenging market environment as many consumers shift to more liquid investments.

•

Our life insurance business decreased $13 million primarily as a result of higher benefits and reserves due to the growth in the in-force block of term life insurance, a policy valuation system input correction in the current year and an increase in amortization from lower persistency. There was also a decrease in net investment income from lower yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. An increase in premiums from new sales and renewal premiums of term life insurance was partially offset by lower experience rating refunds.

•

Our long-term care insurance business remained relatively flat as the favorable performance of newer issued policies and an update in factors associated with mortality notifications in the current year was offset by unfavorable performance of older issued policies.

Revenues

Premiums

•	Our long-term care insurance business increased $26 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

•	Our retirement income business increased $13 million from continued improvements in wholesaler productivity levels and rate actions on certain immediate annuities.

•

Our life insurance business increased $7 million mainly related to in-force growth from new sales and renewal premiums of term life insurance, partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers.

Net investment income

•

Our institutional business decreased $31 million attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities. The prior year also included $3 million of additional investment income from bond calls and commercial mortgage loan prepayments.

•	Our retirement income business decreased $22 million primarily as a result of a decline in assets under management in our spread-based retail products.

•

Our life insurance business decreased $4 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. The prior year also included $3 million of additional investment income from bond calls and commercial mortgage loan prepayments.

•	Our long-term care insurance increased $20 million largely as a result of an increase in average invested assets due to growth in the in-force block.

Insurance and investment product fees and other

•	Our wealth management business increased $11 million primarily as a result of growth in assets under management in our existing platforms.

•

Our retirement income business increased $10 million mainly due to increased assets under management from continued sales of our Income Distribution Series in our fee-based products, partially offset by lower municipal GIC advisory fees.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $42 million mainly as a result of the aging and growth of the in-force block. Partially offsetting the increase was an $8 million update in factors associated with mortality notifications in the current year. Our fee-based products also increased from higher death benefit reserves on our Income Distribution Series products.

•

Our retirement income business increased $20 million largely attributable to an increase in reserves of our life-contingent spread-based products driven by growth of the in-force block and an increase in benefits paid compared to prior year.

•

Our life insurance business increased $9 million principally attributable to growth of our term life insurance in-force block and an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies in the current year, partially offset by lower persistency in term life insurance as compared to the prior year.

Interest credited

•	Our institutional business decreased $26 million mainly attributable to lower short-term rates impacting interest paid on floating rate policyholder liabilities.

•

Our retirement income business decreased $17 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•

Our wealth management business increased $7 million attributable to higher commissions and other asset-based expenses as a result of the growth of our assets under management in our existing platforms.

•	Our life insurance business increased $6 million primarily from higher expenses from growth of our in-force business.

•	Our retirement income business increased $4 million primarily driven by growth in our Income Distribution Series products.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $22 million due to an $18 million decrease in amortization of deferred acquisition costs for our spread-based retail products as a result of higher net investment losses which was offset by improvement in lapse rates in the current year. Our fee-based products also decreased from lower amortization as a result of hedge losses related to our guaranteed minimum withdrawal benefit product that was partially offset by higher amortization attributable to growth in our Income Distribution Series products.

•

Our life insurance business increased $3 million from continued growth of insurance in-force, a policy valuation system input correction in a small block of term life insurance policies in the current year and lower persistency.

Interest expense. Interest expense in our life insurance business increased $4 million from the issuance of additional non-recourse funding obligations in the second quarter of 2007 and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate increased to 36.2% for the three months ended March 31, 2008 from 35.0% for the three months ended March 31, 2007. This increase in the effective tax rate was primarily attributable to a favorable examination development in the prior year, partially offset by the proportion of tax favored investment income to lower expected pre-tax income.

Retirement and Protection selected financial and operating performance measures

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the periods indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2008	2007
Assets under management, beginning of period	$21,584	$17,293
Gross flows	1,280	1,712
Redemptions	(1,080)	(431)

Net flows	200	1,281
Market performance	(1,323)	232

Assets under management, end of period	$20,461	$18,806

Wealth management results represent AssetMark Investment Services, Inc., Genworth Financial Advisors Corporation, Genworth Financial Asset Management, Inc., Genworth Financial Trust Company and Capital Brokerage Corporation.

The increase in these assets was primarily due to growth in assets under management from the first quarter of 2007, offset by unfavorable equity market performance in the current year.

Retirement income

Fee-based retail products

The following table sets forth selected financial performance measures regarding our fee-based retail products as of or for the periods indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2008	2007
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$4,535	$2,402
Deposits	595	421
Surrenders, benefits and product charges	(105)	(60)

Net flows	490	361
Interest credited and investment performance	(148)	50

Account value, net of reinsurance, end of period	$4,877	$2,813

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,345	$1,780
Deposits	108	130
Surrenders, benefits and product charges	(59)	(41)

Net flows	49	89
Interest credited and investment performance	(153)	36

Account value, net of reinsurance, end of period	$2,241	$1,905

Variable life insurance
Account value, beginning of period	$403	$391
Deposits	5	5
Surrenders, benefits and product charges	(10)	(12)

Net flows	(5)	(7)
Interest credited and investment performance	(27)	12

Account value, end of period	$371	$396

(1)

The Income Distribution Series products are comprised of our retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales growth of our guaranteed minimum withdrawal for life benefit rider, offset by unfavorable equity markets.

Traditional variable annuities

In our traditional variable annuities, the decrease in assets under management was principally the result of unfavorable equity markets and lower sales of this product.

Spread-based retail products

The following table sets forth selected financial performance measures regarding our spread-based retail products as of or for the periods indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2008	2007
Fixed annuities
Account value, net of reinsurance, beginning of period	$12,073	$13,972
Deposits	436	207
Surrenders, benefits and product charges	(474)	(781)

Net flows	(38)	(574)
Interest credited	106	124

Account value, net of reinsurance, end of period	$12,141	$13,522

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,668	$6,174
Premiums and deposits	291	237
Surrenders, benefits and product charges	(267)	(234)

Net flows	24	3
Interest credited	89	84

Account value, net of reinsurance, end of period	$6,781	$6,261

Structured settlements
Account value, net of reinsurance, beginning of period	$1,103	$1,011
Premiums and deposits	2	47
Surrenders, benefits and product charges	(14)	(14)

Net flows	(12)	33
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,105	$1,058

Total premiums from spread-based retail products	$167	$154

Total deposits on spread-based retail products	$562	$337

Fixed annuities

Surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. During the first quarter of 2008, the yield curve steepened and certain fixed annuities became more attractive relative to investment alternatives, such as certificates of deposit. In recent quarters, we have experienced improved spreads in fixed annuities principally from runoff and crediting rate resets on lower return business.

Single premium immediate annuities

The account value, net of reinsurance, increased primarily due to interest credited on the account values and premiums and deposits which offset surrenders and benefits.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected financial performance measures regarding our institutional business as of or for the periods indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2008	2007
Account value, beginning of period	$10,982	$10,483
Deposits(1)	251	722
Surrenders and benefits(1)	(727)	(629)

Net flows	(476)	93
Interest credited	117	141
Foreign currency translation	32	7

Account value, end of period	$10,655	$10,724

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the three months ended March 31, 2008 and 2007, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $100 million for each period.

The decrease in account values was primarily the result of scheduled maturities of fixed GICs. For the three months ended March 31, 2008, deposits decreased as a result of lower sales given the current credit market environment. The decrease in interest credited was driven by lower crediting rates on our floating rate products due to a decrease in short-term interest rates compared to 2007.

See “—Trends and conditions affecting our segments” for further discussion of the impact of the current credit market condition on FABNs and funding agreements.

Life insurance

The following table sets forth selected financial and operating performance measures regarding our life insurance business as of or for the periods indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Term life insurance
Net earned premiums	$236	$229	$7	3%
Annualized first-year premiums	23	29	(6)	(21)%
Life insurance in-force, net of reinsurance	476,503	439,380	37,123	8%
Life insurance in-force before reinsurance	619,086	602,725	16,361	3%

Universal and whole life insurance
Net earned premiums and deposits	$142	$143	$(1)	(1)%
Universal life annualized first-year deposits	13	11	2	18%
Universal life excess deposits	43	48	(5)	(10)%
Life insurance in-force, net of reinsurance	42,590	40,912	1,678	4%
Life insurance in-force before reinsurance	51,534	49,834	1,700	3%

Total life insurance
Net earned premiums and deposits	$378	$372	$6	2%
Annualized first-year premiums	23	29	(6)	(21)%
Annualized first-year deposits	13	11	2	18%
Excess deposits	43	48	(5)	(10)%
Life insurance in-force, net of reinsurance	519,093	480,292	38,801	8%
Life insurance in-force before reinsurance	670,620	652,559	18,061	3%

Term life insurance

The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year deposits in our universal life insurance increased largely from a shift from term life insurance products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

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

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Net earned premiums:
Long-term care insurance	$443	$419	$24	6%
Medicare supplement insurance and other	68	66	2	3%

Total	$511	$485	$26	5%

Annualized first-year premiums and deposits	$62	$52	$10	19%

Net earned premiums increased primarily due to growth in the individual long-term care insurance in-force block from new sales. Medicare supplement insurance net earned premiums increased as we continue to expand our product offerings in various states.

The increase in annualized first-year premiums and deposits was primarily attributable to growth in our individual long-term care insurance product, linked-benefits product and Medicare supplement insurance.

International segment

Segment results of operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the results of operations relating to our International segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$609	$493	$116	24%
Net investment income	138	88	50	57%
Net investment gains (losses)	(7)	—	(7)	NM (1)
Insurance and investment product fees and other	11	6	5	83%

Total revenues	751	587	164	28%

Benefits and expenses:
Benefits and other changes in policy reserves	163	107	56	52%
Acquisition and operating expenses, net of deferrals	258	224	34	15%
Amortization of deferred acquisition costs and intangibles	103	87	16	18%
Interest expense	7	4	3	75%

Total benefits and expenses	531	422	109	26%

Income from continuing operations before income taxes	220	165	55	33%
Provision for income taxes	64	42	22	52%

Net income	156	123	33	27%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	4	—	4	NM (1)

Net operating income	$160	$123	$37	30%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
International mortgage insurance	$122	$94	$28	30%
Payment protection insurance	38	29	9	31%

Total net operating income	$160	$123	$37	30%

Net operating income

•

The three months ended March 31, 2008 included increases of $20 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia.

•

The increase in our payment protection insurance business was primarily associated with growth in continental Europe and continued expansion into new markets, partially offset by a favorable claims reserve adjustment in the first quarter of 2007 that did not recur.

Revenues

Premiums

•	Our international mortgage insurance business increased $74 million and our payment protection insurance business increased $42 million.

•

The three months ended March 31, 2008 included increases of $33 million and $32 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven primarily by the growth and aging of our international in-force block of business.

•

The increase in our payment protection insurance business was primarily attributable to growth in continental Europe, an increase in structured transactions and continued expansion into new markets, largely in Poland and Mexico. These increases were partially offset by a decrease in the U.K. from flat levels of consumer lending and lower single-premium sales pending anticipated clarifications of related new business regulations and a decrease in our runoff block of business.

Net investment income

•	Our international mortgage insurance business increased $36 million and our payment protection insurance business increased $14 million.

•

The three months ended March 31, 2008 included increases of $12 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely due to an increase in invested assets associated with growth of the business, higher levels of capital and increased yields. Beginning in the third quarter of 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

•

The increase in our payment protection insurance business was principally attributable to an increase in business accounted for under the deposit method of accounting, an increase in invested assets as a result of growth in new business and increased yields.

Insurance and investment product fees and other. The increase was primarily related to our payment protection insurance business related to a reinsurance agreement that was finalized in the first quarter of 2008 and an increase of $1 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $42 million and our payment protection insurance business increased $14 million.

•

The three months ended March 31, 2008 included increases of $12 million and $7 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by the seasoning of our blocks of insurance in-force in Canada and Australia and slowing home price appreciation in certain regions of Canada. In addition, we experienced increased losses from higher delinquencies in Europe, particularly in Spain.

•

The increase in our payment protection insurance business was largely due to an increase in claim reserves resulting from an increase in business from structured transactions, growth in continental Europe and a favorable claims reserve adjustment in the first quarter of 2007 that did not recur.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $15 million and our payment protection insurance business increased $19 million.

•

The three months ended March 31, 2008 included increases of $4 million and $20 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business in 2007 and growth in our international businesses.

•

Excluding the effects of foreign exchange, our payment protection insurance business was relatively flat as a decrease in commissions from a shift to more single premium business, was offset by an increase in operating expenses.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $6 million and our payment protection insurance business increased $10 million.

•

The three months ended March 31, 2008 included increases of $2 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•	The increase in our payment protection insurance business was primarily from an increase in structured transactions and higher insurance in-force.

Interest expense. The increase was primarily due to new deposit method reinsurance arrangements in our payment protection insurance business.

Provision for income taxes. The effective tax rate increased to 29.1% for the three months ended March 31, 2008 from 25.5% for the three months ended March 31, 2007. This increase in the effective tax rate was primarily attributable to tax benefits related to our foreign subsidiaries’ capital structure in the prior year, partially offset by an increase in lower taxed foreign income. The three months ended March 31, 2008 also included increases of $7 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

International selected financial and operating performance measures

International mortgage insurance

The following table sets forth selected financial and operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$492,000	$360,900	$131,100	36%
Risk in-force	155,700	113,600	42,100	37%
New insurance written	20,800	28,200	(7,400)	(26)%
Net premiums written	245	322	(77)	(24)%
Net premiums earned	247	173	74	43%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ended March 31, 2008, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of an increase in new insurance written as we continue to execute our global expansion strategy. Our international mortgage insurance primary insurance in-force included an increase of $57.2 billion attributable to changes in foreign exchange rates for the three months ended March 31, 2008.

New insurance written

New insurance written decreased attributable to declining new business in Europe where we are taking a more conservative stance, lower levels of high loan-to-value mortgage originations in Canada and lower bulk new insurance written in Australia. The three months ended March 31, 2008 included an increase of $2.7 billion attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2008, our unearned premium reserves increased to $3.4 billion, including $402 million attributable to changes in foreign exchange rates, from $2.5 billion as of March 31, 2007.

Net premiums written decreased primarily due to a decrease in new insurance written in our international mortgage insurance business driven by an economic slowdown in certain European countries resulting in lower mortgage insurance originations. The three months ended March 31, 2008 included an increase of $33 million attributable to changes in foreign exchange rates.

Net premiums earned increased primarily as a result of growth and seasoning of our insurance in-force block. The three months ended March 31, 2008 included an increase of $33 million attributable to changes in foreign exchange rates.

Loss and expense ratios

	Three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
Loss ratio	37%	29%	8%
Expense ratio	31%	16%	15%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

The increase in the loss ratio was attributable to higher incurred losses primarily from the seasoning of large blocks of insurance in-force, slowing housing markets in certain regions of Canada and increased losses from higher delinquencies in Europe, particularly in Spain.

The increase in the expense ratio was attributable to a decrease in net premiums written, primarily in Europe and a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business and growth in our international businesses.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2008	December 31, 2007
Primary insurance
Insured loans in-force	2,836,533	2,789,750
Delinquent loans	16,517	14,821
Percentage of delinquent loans (delinquency rate)	0.58%	0.53%

Flow loans in-force	2,308,921	2,263,132
Flow delinquent loans	15,227	13,843
Percentage of flow delinquent loans (delinquency rate)	0.66%	0.61%

Bulk loans in-force	527,612	526,618
Bulk delinquent loans(1)	1,290	978
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.19%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 902 and 646 as of March 31, 2008 and December 31, 2007, respectively.

Primary flow and bulk loans in-force increased largely as a result of our continued growth in seasoned and new markets. In addition, delinquent loans increased from higher delinquencies in Europe, particularly in Spain, and as a result of the growth and seasoning of our insurance in-force.

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

(Amounts in millions)	March 31, 2008	December 31, 2007(1)
Loan-to-value ratio
95.01% and above	$31,573	$30,270
90.01% to 95.00%	34,708	33,894
80.01% to 90.00%	34,021	32,965
80.00% and below	55,372	54,268

Total	$155,674	$151,397

(1)

The amounts previously presented in our 2007 Annual Report on Form 10-K have been revised to include capitalized premiums in the calculation of loan-to-value ratios. The revision had no impact on total risk in-force.

Payment protection insurance

The following table sets forth selected financial and operating performance measures regarding our payment protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Payment protection insurance gross written premiums, premium equivalents and deposits	$639	$586	$53	9%
Mexico operations gross written premiums	21	19	2	11%
Net earned premiums	362	320	42	13%

Gross written premiums, premium equivalents and deposits

Excluding the effects of foreign exchange, gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations decreased mainly attributable to a decline in the U.K. market, partially offset by increased sales growth in continental Europe and continued market penetration in new markets. The three months ended March 31, 2008 included an increase of $61 million attributable to changes in foreign exchange rates.

Net earned premiums

The increase in our payment protection insurance business was primarily attributable to growth in continental Europe, an increase in structured transactions in the prior year and continued expansion into new markets. These increases were partially offset by continued regulatory pressures and our runoff block of business. The three months ended March 31, 2008 included an increase of $32 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$183	$137	$46	34%
Net investment income	37	37	—	—%
Net investment gains (losses)	1	—	1	NM (1)
Insurance and investment product fees and other	8	7	1	14%

Total revenues	229	181	48	27%

Benefits and expenses:
Benefits and other changes in policy reserves	259	52	207	NM (1)
Acquisition and operating expenses, net of deferrals	37	32	5	16%
Amortization of deferred acquisition costs and intangibles	9	8	1	13%

Total benefits and expenses	305	92	213	NM (1)

Income from continuing operations before income taxes	(76)	89	(165)	(185)%
Provision (benefit) for income taxes	(41)	24	(65)	NM (1)

Net income (loss)	(35)	65	(100)	(154)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	NM (1)

Net operating income (loss)	$(36)	$65	$(101)	(155)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

Our U.S. mortgage insurance segment had a net operating loss in the first quarter of 2008 mainly as a result of a significant increase in incurred losses. Reserves increased as a result of an increase in delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and by a reinsurance credit under our captive reinsurance arrangements. Additionally, we had an income tax benefit for the first quarter of 2008.

Revenues

Premiums increased primarily due to an increase in demand for flow private mortgage insurance, our expansion of market share and higher persistency of our in-force block. Our flow persistency rose to 83% for the three months ended March 31, 2008 from 78% in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $161 million net change in reserves and a $46 million increase in paid claims. The increase in reserves was driven primarily by higher delinquencies and foreclosures, as well as a deterioration of the underlying cure rates associated with certain delinquencies. This increased the rate at which these delinquencies progress to foreclosure, particularly in Florida, Arizona and Nevada. This was also evident in our A minus and Alt-A products. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $19 million under our captive reinsurance arrangements.

Acquisition and operating expenses increased primarily as a result of increased net premiums written and an increase in operating expenses as a result of business growth.

Provision (benefit) for income taxes. The effective tax rate increased to (53.9)% for the three months ended March 31, 2008 from 27.0% for the three months ended March 31, 2007. This increase in the effective tax rate was primarily attributable to the tax favored investment income and a pre-tax loss.

U.S. Mortgage Insurance selected financial and operating performance measures

The following table sets forth selected financial and operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$166,700	$120,500	$46,200	38%
Risk in-force	34,300	24,400	9,900	41%
New insurance written	15,200	13,100	2,100	16%
Net premiums written	202	140	62	44%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 83% and 78% for the three months ended March 31, 2008 and 2007, respectively. We believe that the increased demand for private mortgage insurance and increased persistency will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflects an increase in our flow product writings largely attributable to increased market penetration.

New insurance written

New insurance written increased as a result of an increase in demand for flow private mortgage insurance and expansion of our market share, partially offset by a decrease in bulk writings.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force, higher policy persistency and an increase in new insurance written.

Loss and expense ratios

	Three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
Loss ratio	142%	38%	104%
Expense ratio	23%	29%	(6)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio was primarily attributable to an increase in the number of delinquencies, including the rate at which those delinquencies progress to foreclosure, and higher reserves per delinquency associated with higher loan balances, as well as an increase in paid claims. This was a result of a further weakening in home prices, an increase in unemployment and loss development in certain states with high median-priced homes that we insure, primarily in the Southeast, South Central and Pacific regions.

The expense ratio decreased as a result of increased premiums written primarily from growth in primary insurance in-force, favorable policy persistency and increased market penetration, partially offset by an increase in general expenses.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
Primary insurance
Insured loans in-force	1,001,430	963,218	800,110
Delinquent loans	46,526	40,959	23,370
Percentage of delinquent loans (delinquency rate)	4.65%	4.25%	2.92%

Flow loans in-force	812,061	769,481	646,004
Flow delinquent loans	38,316	35,489	21,804
Percentage of flow delinquent loans (delinquency rate)	4.72%	4.61%	3.38%

Bulk loans in-force	189,369	193,737	154,106
Bulk delinquent loans (1)	8,210	5,470	1,566
Percentage of bulk delinquent loans (delinquency rate)	4.34%	2.82%	1.02%

A minus and sub-prime loans in-force	112,383	109,262	79,405
A minus and sub-prime delinquent loans	13,254	12,863	6,875
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	11.79%	11.77%	8.66%

Pool insurance
Insured loans in-force	19,536	19,081	20,074
Delinquent loans	415	428	415
Percentage of delinquent loans (delinquency rate)	2.12%	2.24%	2.07%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,768 as of March 31, 2008, 2,404 as of December 31, 2007 and 554 as of March 31, 2007.

We have seen a significant increase in delinquency and foreclosure levels as the U.S. continues to experience an economic slowdown and weakness in its housing markets. There has also been a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2006 and 2007. These trends are especially evident in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. We are also experiencing an increase in delinquencies relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business.

Primary insurance delinquency rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary delinquency rates for the various regions of the U.S. and the ten largest states by our risk in-force as of the dates indicated.

	Percent of primary risk in-force as of March 31, 2008	Delinquency rate
		March 31, 2008	December 31, 2007	March 31, 2007
By Region:
Southeast(1)	25%	6.16%	5.48%	3.14%
South Central(2)	17	3.77%	3.63%	2.91%
Northeast(3)	13	3.97%	3.99%	3.16%
North Central(4)	11	3.89%	3.71%	2.62%
Pacific(5)	11	5.11%	3.51%	1.52%
Great Lakes(6)	8	5.51%	5.60%	4.44%
Plains(7)	6	2.91%	2.87%	2.31%
Mid-Atlantic(8)	5	3.70%	3.23%	2.07%
New England(9)	4	4.21%	3.81%	2.63%

Total	100%	4.65%	4.25%	2.92%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of March 31, 2008	Delinquency rate
		March 31, 2008	December 31, 2007	March 31, 2007
By State:
Florida	9%	9.61%	7.04%	2.33%
Texas	7%	3.62%	3.80%	3.44%
New York	6%	3.07%	3.18%	2.43%
California	6%	6.63%	4.24%	1.20%
Illinois	5%	4.37%	4.06%	2.93%
Georgia	4%	5.88%	5.91%	4.01%
North Carolina	4%	3.89%	4.16%	3.50%
Pennsylvania	4%	4.56%	4.73%	4.11%
New Jersey	3%	4.95%	4.51%	3.19%
Arizona	3%	5.21%	3.77%	1.55%

Corporate and Other

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the results of operations relating to Corporate and Other activities:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$5	$7	$(2)	(29)%
Net investment income	20	15	5	33%
Net investment gains (losses)	(10)	—	(10)	NM (1)
Insurance and investment product fees and other	2	2	—	—%

Total revenues	17	24	(7)	(29)%

Expenses:
Acquisition and operating expenses, net of deferrals	6	21	(15)	(71)%
Amortization of deferred acquisition costs and intangibles	2	14	(12)	(86)%
Interest expense	58	60	(2)	(3)%

Total benefits and expenses	66	95	(29)	(31)%

Loss from continuing operations before income taxes	(49)	(71)	22	31%
Benefit for income taxes	—	(24)	24	100%

Loss from continuing operations	(49)	(47)	(2)	(4)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	7	—	7	NM (1)
Expenses related to reorganization, net of taxes	—	14	(14)	(100)%

Net operating loss	$(42)	$(33)	$(9)	(27)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to a decrease in the income tax benefit from tax expenses allocated to Corporate and Other activities which offset tax benefits reported by the operating business segments, partially offset by higher allocated expenses. The prior year included non-operating expenses related to reorganization consisted of $13 million pre-tax impairment of internal-use software and $8 million pre-tax severance and other employee termination related expenses.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield		Amount
Fixed maturity securities—taxable	5.7%	$764	5.9%	$774	(0.2)%		$(10)
Fixed maturity securities—non-taxable	4.6%	25	4.8%	25	(0.2)%		—
Commercial mortgage loans	6.4%	143	6.2%	130	0.2%		13
Equity securities	11.2%	10	15.2%	7	(4.0)%		3
Other invested assets	7.2%	24	5.4%	10	1.8%		14
Policy loans	9.4%	39	9.0%	34	0.4%		5
Cash, cash equivalents and short-term investments	2.9%	25	4.6%	27	(1.7)%		(2)

Gross investment income before expenses and fees	5.8%	1,030	5.9%	1,007	(0.1)%		23
Expenses and fees	(0.2)%	(28)	(0.1)%	(23)	(0.1	) %	(5)

Net investment income	5.6%	$1,002	5.8%	$984	(0.2)%		$18

Yields for fixed maturity securities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2008, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2008	2007
Available-for-sale securities:
Realized gains on sale	$14	$6
Realized losses on sale	(10)	(23)
Impairments	(187)	—
Net unrealized gains (losses) on trading securities	(7)	2
Derivatives	(34)	(2)
Commercial mortgage loans	2	(2)
Other	(4)	—

Net investment gains (losses)	$(226)	$(19)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

•

For the three months ended March 31, 2008, net investment losses increased principally as a result of an increase in impairments from credit-related events. Impairments included $116 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first quarter of 2008.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2008 and 2007 was $444 million and $1,069 million, respectively, which was approximately 98% of book value for each period. The loss on sales of securities in the three months ended March 31, 2008 was primarily driven by the higher interest rate environment, including the widening of credit spreads.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$38,703	53%	$39,896	54%
Private	14,328	19	15,258	21
Commercial mortgage loans	8,822	12	8,953	12
Other invested assets	5,603	8	4,676	6
Policy loans	1,654	2	1,651	2
Equity securities, available-for-sale	394	1	366	1
Cash and cash equivalents	3,768	5	3,091	4

Total cash, cash equivalents and invested assets	$73,272	100%	$73,891	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding the levels.

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities. Estimates of fair values for these securities are readily obtained from leading independent pricing services utilizing market observable inputs consistent with Level 2 inputs. For our less liquid securities, such as our privately placed securities, we utilize third-party asset managers’ data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned. As of March 31, 2008, approximately 9% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, when available. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Where pricing services do not provide fair values, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are submitted to brokers for valuations.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth our investments that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$53,031	$—	$48,261	$4,770
Equity securities, available-for-sale	394	34	332	28
Other invested assets(a)	4,396	—	3,995	401

Total investments	$57,821	$34	$52,588	$5,199

(a)	Includes derivatives, trading securities and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following table presents additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of December 31, 2007	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income	(95)	1	36	(58)
Included in other comprehensive income (loss)	(404)	(3)	—	(407)
Purchases, sales, issuances and settlements, net	(25)	(1)	35	9
Transfers in (out) of Level 3	500	1	11	512

Ending balance as of March 31, 2008	$4,770	$28	$401	$5,199

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(95)	$—	$36	$(59)

(a)	Includes trading securities and certain derivatives.

As included in the Level 3 table above, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $404 million, primarily the result of a decrease in fair value for mortgage and asset-backed securities. The decrease in fair value of fixed maturity securities classified as Level 3 was offset by an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of March 31, 2008 but was not previously classified as Level 3. The change in classification resulted from an increase in the significance of certain unobservable market inputs, primarily spreads used within our internally developed pricing models, as well as a change in pricing source where significant inputs were not market observable.

Fixed maturity securities

We diversify our fixed maturity securities by security sector. The following table sets forth the estimated fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	March 31, 2008		December 31, 2007
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$529	1%	$594	1%
Tax exempt	2,217	4	2,228	4
Government—non U.S.	2,699	5	2,432	4
U.S. corporate	22,974	44	23,563	43
Corporate—non U.S.	12,320	23	12,579	23
Mortgage-backed(1)	7,626	14	8,525	15
Asset-backed(1)	4,666	9	5,233	10

Total fixed maturity securities	$53,031	100%	$55,154	100%

(1)

As of March 31, 2008 and December 31, 2007, we had $4,080 million and $4,902 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $1,129 million and $1,479 million, respectively, were investment grade securities collateralized by sub-prime residential mortgage loans and $950 million and $1,447 million, respectively, were investment grade securities collateralized by Alt-A residential mortgage loans.

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$482	$47	$—	$529
Tax exempt	2,233	72	(88)	2,217
Government—non U.S.	2,580	135	(16)	2,699
U.S. corporate	23,712	468	(1,206)	22,974
Corporate—non U.S.	12,665	164	(509)	12,320
Mortgage and asset-backed	13,892	114	(1,714)	12,292

Total fixed maturity securities	55,564	1,000	(3,533)	53,031
Equity securities	390	31	(27)	394

Total available-for-sale securities	$55,954	$1,031	$(3,560)	$53,425

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through March 31, 2008 were primarily a result of continued widening spreads during the first quarter of 2008, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$614	$3	$(76)	$541
AA	440	—	(218)	222

Subtotal	1,054	3	(294)	763
A	558	—	(251)	307
BBB	85	—	(26)	59
BB	9	—	(5)	4
B	12	—	(6)	6
Caa and lower	8	—	(1)	7

Total sub-prime securities	$1,726	$3	$(583)	$1,146

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$808	$2	$(51)	$759
AA	478	—	(149)	329

Subtotal	1,286	2	(200)	1,088
A	466	—	(147)	319
BBB	85	—	(13)	72
BB	6	—	(1)	5
B	2	—	—	2

Total sub-prime securities	$1,845	$2	$(361)	$1,486

Our sub-prime securities were principally backed by first lien mortgages. We had less than $1 million of exposure to second liens, option adjustable rate mortgages or mezzanine collateralized debt obligations. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of March 31, 2008, the estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$284	$—	$265	$19
2005	379	—	357	22
2006	367	—	349	18
2007	116	—	105	11

Total sub-prime securities	$1,146	$—	$1,076	$70

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$646	$—	$(109)	$537
AA	382	2	(118)	266

Subtotal	1,028	2	(227)	803
A	193	—	(62)	131
BBB	37	—	(21)	16
B	1	—	—	1
Caa and lower	1	—	—	1

Total Alt-A securities	$1,260	$2	$(310)	$952

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$746	$1	$(28)	$719
AA	462	3	(42)	423

Subtotal	1,208	4	(70)	1,142
A	328	—	(54)	274
BBB	42	—	(11)	31
B	1	—	—	1
Caa and lower	1	—	—	1

Total Alt-A securities	$1,580	$4	$(135)	$1,449

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of March 31, 2008 were primarily a result of continued widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of March 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of March 31, 2008, the estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$203	$—	$186	$17
2005	418	—	348	70
2006	244	—	177	67
2007	87	—	64	23

Total Alt-A securities	$952	$—	$775	$177

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$3,742	$38	$(190)	$3,590
AA	666	—	(106)	560

Subtotal	4,408	38	(296)	4,150
A	476	—	(105)	371
BBB	290	—	(60)	230
BB	55	3	(7)	51
B	23	2	(3)	22
Caa and lower	29	1	(2)	28
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,282	$44	$(473)	$4,853

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$3,771	$44	$(69)	$3,746
AA	717	—	(41)	676

Subtotal	4,488	44	(110)	4,422
A	494	1	(46)	449
BBB	297	5	(25)	277
BB	57	4	(3)	58
B	23	5	(1)	27
Caa and lower	30	1	(2)	29
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,390	$60	$(187)	$5,263

As of March 31, 2008, the estimated fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,506	$—	$2,373	$133
2005	470	—	422	48
2006	1,062	—	815	247
2007	815	—	581	234

Total commercial mortgage-backed securities	$4,853	$—	$4,191	$662

As of March 31, 2008, the estimated fair value of all mortgage-backed and asset backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$1,275	$—	$1,213	$62
2005	1,122	—	950	172
2006	1,376	—	1,192	184
2007	1,533	—	998	535
2008	35	—	35	—

Total other mortgage and asset-backed securities	$5,341	$—	$4,388	$953

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Tax exempt	$646	$(88)	175	$—	$—	—
Government—non U.S.	384	(14)	117	80	(2)	17
U.S. corporate	7,736	(522)	770	5,289	(684)	467
Corporate—non U.S.	4,670	(272)	630	3,313	(237)	303
Mortgage and asset-backed	7,294	(1,051)	887	3,047	(663)	531

Subtotal, fixed maturity securities	20,730	(1,947)	2,579	11,729	(1,586)	1,318
Equity securities	217	(21)	24	22	(6)	7

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

% Below cost—fixed maturity securities:
<20% Below cost	$19,218	$(1,114)	2,277	$10,388	$(816)	1,042
20-50% Below cost	1,381	(571)	240	1,210	(485)	195
>50% Below cost	131	(262)	62	131	(285)	81

Total fixed maturity securities	20,730	(1,947)	2,579	11,729	(1,586)	1,318

% Below cost—equity securities:
<20% Below cost	205	(15)	19	11	(1)	4
20-50% Below cost	12	(6)	5	11	(5)	3
>50% Below cost	—	—	—	—	—	—

Total equity securities	217	(21)	24	22	(6)	7

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

Investment grade	$19,849	$(1,836)	2,332	$11,194	$(1,504)	1,216
Below investment grade	1,088	(131)	264	546	(85)	106
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equities	10	(1)	7	11	(3)	3

Total temporarily impaired securities	$20,947	$(1,968)	2,603	$11,751	$(1,592)	1,325

The investment securities in an unrealized loss position as of March 31, 2008 consisted of 3,928 securities accounting for unrealized losses of $3,560 million. Of these unrealized losses of $3,560 million, 94% were investment grade (rated AAA through BBB-) and 55% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities.

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2008, 279 securities were 20% or more below cost, of which 25 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $44 million. These securities, which were issued primarily by corporations in the communication and consumer cyclical industries and residential mortgage-backed securities, were current on all terms, we expect to collect full principal and interest and we are not aware of any adverse changes in cash flows.

As of March 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending collateral	$2,443	44%	$2,397	51%
Derivatives	1,387	25	900	19
Limited partnerships	690	12	632	14
Derivatives counterparty collateral	664	12	372	8
Trading securities	236	4	254	5
Other investments	183	3	121	3

Total other invested assets	$5,603	100%	$4,676	100%

Our investments in derivatives and derivative counterparty collateral increased as a result of an increase in market values driven by the current interest rate environment. The increase in limited partnerships was primarily from new partnership investments and calls on outstanding commitments.

Derivative instruments

The fair value of derivative instruments, including interest rate and foreign currency swaps, forward commitments, equity index options and financial futures, is based upon either prices obtained from an independent third party or pricing valuation models utilizing market inputs obtained from an independent third party. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$25,348	$1,063	$121	$23,138	$740	$74
Foreign currency swaps	759	111	12	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,164	212	—	979	127	—
Credit default swaps	155	1	2	10	—	—
Financial futures	209	—	—	106	—	—

Total derivatives	$27,635	$1,387	$135	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of March 31, 2008 and December 31, 2007, the fair value presented in the preceding table included $251 million and $147 million, respectively, of derivative assets and $48 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily due to forward starting interest rate swaps with a notional value of $1.6 billion to hedge the cash flows of forecasted transactions related to our long-term care insurance business. Additionally, we entered into $660 million of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities and $145 million of credit default swaps. We entered into $185 million of equity index options and $103 million in financial futures to hedge risk embedded in certain retirement income products.

Consolidated Balance Sheets

Total assets. Total assets decreased $0.7 billion from $114.3 billion as of December 31, 2007 to $113.6 billion as of March 31, 2008.

•

Cash, cash equivalents and invested assets decreased $0.6 billion primarily due to an increase in unrealized investment losses of $1.6 billion due to a generally higher interest rate environment, including the widening of credit spreads. This decrease was partially offset by an increase in derivatives activity and our securities lending program.

•	Deferred acquisition costs increased $0.3 billion associated with the growth of our insurance in-force.

•	Separate account assets decreased $0.6 billion primarily as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total liabilities. Total liabilities increased $0.1 billion from $100.8 billion as of December 31, 2007 to $100.9 billion as of March 31, 2008.

•	Our policyholder-related liabilities increased $0.6 billion associated with the growth of our insurance in-force.

•

The deferred tax liability decreased $0.4 billion primarily due to lower deferred taxes as a result of lower other comprehensive income. These decreases were partially offset by increased deferred taxes from the current year provision.

•	Other liabilities increased $0.4 billion mainly from an increase in derivative activity.

•	Separate account liabilities decreased $0.6 billion primarily as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total stockholders’ equity. Total stockholders’ equity decreased $0.8 billion from $13.5 billion as of December 31, 2007 to $12.7 billion as of March 31, 2008.

•

Accumulated other comprehensive income decreased $0.8 billion primarily attributable to an increase in net unrealized investment losses. Net unrealized investment losses, net of tax and other adjustments, increased $1.0 billion to $1.5 billion driven primarily by a generally higher interest rate environment in 2008 including the widening of credit spreads. Derivatives qualifying as hedges, net of tax, also increased $0.1 billion to $0.6 billion primarily attributable to changes in interest rates that impact the fair value of our forward starting interest rate swaps.

•	Retained earnings increased $0.1 billion from net income for the three months ended March 31, 2008.

•	We purchased $0.1 billion of treasury stock during the first quarter of 2008.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2008	2007
Net cash from operating activities	$1,125	$1,064
Net cash from investing activities	400	(687)
Net cash from financing activities	(797)	(585)

Net increase (decrease) in cash before foreign exchange effect	$728	$(208)

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The increase in cash flows from operating activities for the three months ended March 31, 2008 was primarily the result of an increase in other liabilities and policy-related balances associated with timing of settlements.

Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Changes in cash from investing activities for the three months ended March 31, 2008 was primarily the result of a decrease in purchases of investments and orginations of commercial mortgage loans as we have issued fewer FABNs and no non-recourse funding obligations during the first quarter of 2008.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and acquisition of common stock, the issuance and repayment of borrowings and non-recourse funding obligations, as well as dividends to our stockholders and other capital transactions. Total cash used for the acquisition of treasury stock was $76 million during the first quarter of 2008 as compared to $233 million in the first quarter of 2007. Cash from financing activities also included an increase in net redemptions on investment contracts of $660 million.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2008, the fair value of securities pledged under the repurchase program was $568 million and the offsetting repurchase obligation of $550 million was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $224 million and $357 million of cash and cash equivalents as of March 31, 2008 and December 31, 2007, respectively.

In the first quarter of 2008, we declared common stock dividends of $43 million which were paid in the second quarter of 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share.

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted average price of $22.95. As of March 31, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. During the three months ended March 31, 2008, we received dividends from our life insurance subsidiaries of $35 million. The remaining dividend capacity that our subsidiaries could pay to us in 2008 without regulatory approval is $1.5 billion.

In addition to dividends from our insurance subsidiaries, our other sources of funds include payments from our subsidiaries pursuant to tax sharing arrangements, proceeds from any additional issuances of commercial paper and borrowings pursuant to our revolving credit facilities.

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

Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities derive from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturity securities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment-grade fixed maturity securities to fund anticipated operating expenses, surrenders, and withdrawals. As of March 31, 2008, our total cash, cash equivalents and invested assets was $73.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 35% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2008.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) which is a subsidiary in our U.S. Mortgage Insurance segment and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of March 31, 2008 was $1.2 billion.

Capital resources and financing activities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of March 31, 2008, we utilized $173 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

As of March 31, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. During 2007 and 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to higher rates and continue to be subject to rate resets. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

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

As of March 31, 2008, we had approximately $2,290 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $2,290 million aggregate amount outstanding as of March 31, 2008, $525 million had put option features, including $180 million with put options features of 90 days and $345 million with put options of 180 days.

Our Retirement and Protection segment previously issued a combined $9.1 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Therefore, during 2007 and 2008, certain contractholders did not extend the maturity on approximately $2.6 billion of outstanding notes, of which $1.9 billion will mature over the next twelve months.

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

The current credit market conditions have made institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $2.6 billion of outstanding notes, of which $1.9 billion will mature over the next twelve months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2007 Annual Report on Form 10-K filed on February 28, 2008.

Securitization Entities

There were no off-balance sheet securitization transactions in the first quarter of 2008 or 2007.

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

Since the third quarter of 2007, credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

Since 2007, the currencies in our principal international locations (Canada, Australia and Europe) have strengthened significantly against the U.S. dollar. This has resulted in higher levels of reported revenues, net income, assets, liabilities and accumulated other comprehensive income in our U.S. dollar consolidated balance sheet. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions on the impact changes in foreign currency rates have had during the quarter.

There were no other material changes in these risks since December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third party’s municipal GIC business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2007 Annual Report on Form 10-K.

As previously reported, in November 2006, one of our subsidiaries received a grand jury subpoena from the United States Department of Justice, Antitrust Division, and a subpoena from the SEC, each requiring the production of documents and information related to an investigation into alleged bid-rigging involving the sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations and responding to the subpoenas. In addition, in March and April 2008, we were named along with several other GIC industry participants as a defendant in three proposed class action lawsuits alleging federal antitrust violations involving the sale of GICs to municipalities and seeking treble damages: Hinds County, Mississippi, et al. v. Wachovia Bank, N.A., et al. (United States District Court for the Southern District of New York); Fairfax County, Virginia, et al. v. Wachovia Bank, N.A., et al. (United States District Court for the District of Columbia); and City of Oakland, California v. AIG Financial Products Corp., et al. (United States District Court for the Northern District of California). We intend to defend the cases vigorously.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2007 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(Dollar amounts in millions, except per share amounts) Periods	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
January 1, 2008 through January 31, 2008	2,427,000	$22.62	2,427,000	$921
February 1, 2008 through February 29, 2008	877,400	$23.86	877,400	$900
March 1, 2008 through March 31, 2008	—	$—	—	$900

Total	3,304,400	$22.95	3,304,400	$900

(1)	On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: April 29, 2008
	By:	/s/ PATRICK B. KELLEHER
Patrick B. Kelleher Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)