Form 10-Q
period 2008-06-30
GENWORTH FINANCIAL INC
filed 2008-08-04
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 1, 2008, 433,068,700 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Premiums	$1,709	$1,549	$3,426	$3,060
Net investment income	953	1,024	1,955	2,008
Net investment gains (losses)	(518)	(51)	(744)	(70)
Insurance and investment product fees and other	254	243	514	477

Total revenues	2,398	2,765	5,151	5,475

Benefits and expenses:
Benefits and other changes in policy reserves	1,386	1,090	2,787	2,157
Interest credited	320	391	665	776
Acquisition and operating expenses, net of deferrals	551	495	1,079	984
Amortization of deferred acquisition costs and intangibles	209	207	412	420
Interest expense	110	124	222	231

Total benefits and expenses	2,576	2,307	5,165	4,568

Income (loss) from continuing operations before income taxes	(178)	458	(14)	907
Provision (benefit) for income taxes	(69)	137	(21)	272

Income (loss) from continuing operations	(109)	321	7	635
Income from discontinued operations, net of taxes	—	5	—	15
Gain on sale of discontinued operations, net of taxes	—	53	—	53

Net income (loss)	$(109)	$379	$7	$703

Earnings (loss) from continuing operations per common share:
Basic	$(0.25)	$0.73	$0.02	$1.44

Diluted	$(0.25)	$0.72	$0.02	$1.41

Earnings (loss) per common share:
Basic	$(0.25)	$0.86	$0.02	$1.60

Diluted	$(0.25)	$0.84	$0.02	$1.56

Weighted-average common shares outstanding:
Basic	432.9	439.4	433.3	440.2

Diluted	432.9	449.0	434.8	452.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$51,887	$55,154
Equity securities available-for-sale, at fair value	409	366
Commercial mortgage loans	8,573	8,953
Policy loans	1,806	1,651
Other invested assets	4,614	4,676

Total investments	67,289	70,800
Cash and cash equivalents	5,861	3,091
Accrued investment income	679	773
Deferred acquisition costs	7,530	7,034
Intangible assets	991	914
Goodwill	1,618	1,600
Reinsurance recoverable	16,571	16,483
Other assets	1,320	822
Separate account assets	12,356	12,798

Total assets	$114,215	$114,315

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$27,529	$26,740
Policyholder account balances	36,842	36,913
Liability for policy and contract claims	4,418	3,693
Unearned premiums	5,758	5,631
Other liabilities	6,093	6,255
Non-recourse funding obligations	3,455	3,455
Short-term borrowings	200	200
Long-term borrowings	4,531	3,903
Deferred tax liability	688	1,249
Separate account liabilities	12,356	12,798

Total liabilities	101,870	100,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million shares issued as of June 30, 2008 and December 31, 2007; 433 million and 436 million shares outstanding as of June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	11,482	11,461

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,723)	(526)
Derivatives qualifying as hedges	548	473
Foreign currency translation and other adjustments	904	780

Total accumulated other comprehensive income (loss)	(271)	727
Retained earnings	3,833	3,913
Treasury stock, at cost (88 million and 85 million shares as of June 30, 2008 and December 31, 2007, respectively)	(2,700)	(2,624)

Total stockholders’ equity	12,345	13,478

Total liabilities and stockholders’ equity	$114,215	$114,315

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$—	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—	—	703	—	703
Net unrealized gains (losses) on investment securities	—	—	(616)	—	—	(616)
Derivatives qualifying as hedges	—	—	(216)	—	—	(216)
Foreign currency translation and other adjustments	—	—	225	—	—	225

Total comprehensive income (loss)						96
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(998)	(998)
Dividends to stockholders	—	—	—	(79)	—	(79)
Stock-based compensation expense and exercises	—	67	—	—	—	67
Other capital transactions	—	3	—	—	—	3

Balances as of June 30, 2007	$1	$11,429	$550	$3,484	$(2,498)	$12,966

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income	—	—	—	7	—	7
Net unrealized gains (losses) on investment securities	—	—	(1,197)	—	—	(1,197)
Derivatives qualifying as hedges	—	—	75	—	—	75
Foreign currency translation and other adjustments	—	—	124	—	—	124

Total comprehensive income (loss)						(991)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(87)	—	(87)
Stock-based compensation expense and exercises	—	21	—	—	—	21

Balances as of June 30, 2008	$1	$11,482	$(271)	$3,833	$(2,700)	$12,345

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7	$703
Less income from discontinued operations, net of taxes	—	(15)
Less gain on sale of discontinued operations, net of taxes	—	(53)

Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	—	(4)
Net investment losses (gains)	744	70
Charges assessed to policyholders	(196)	(195)
Acquisition costs deferred	(669)	(739)
Amortization of deferred acquisition costs and intangibles	412	420
Deferred income taxes	54	153
Purchases of trading securities and held-for-sale investments, net of proceeds from sales	12	(20)
Stock-based compensation expense	15	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(319)	1
Insurance reserves	2,149	1,549
Current tax liabilities	(175)	180
Other liabilities and other policy-related balances	86	444
Cash from operating activities—discontinued operations	—	25

Net cash from operating activities	2,120	2,542

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,318	2,945
Commercial mortgage loans	490	556
Proceeds from sales of investments:
Fixed maturity and equity securities	2,026	3,314
Purchases and originations of investments:
Fixed maturity and equity securities	(3,655)	(7,863)
Commercial mortgage loans	(166)	(1,001)
Other invested assets, net	3	(258)
Policy loans, net	(155)	(146)
Payments for businesses purchased, net of cash acquired	(17)	—
Cash received from sale of discontinued operations, net of cash sold	—	514
Cash from investing activities—discontinued operations	—	103

Net cash from investing activities	844	(1,836)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	4,010	4,207
Redemption and benefit payments on investment contracts	(4,541)	(4,552)
Short-term borrowings and other, net	(18)	(63)
Proceeds from issuance of non-recourse funding obligations	—	790
Repayment of long-term debt	—	(500)
Proceeds from the issuance of long-term debt	597	349
Dividends paid to stockholders	(88)	(79)
Stock-based compensation awards exercised	5	30
Acquisition of treasury stock	(76)	(998)
Proceeds from issuance of common stock	—	600
Cash from financing activities—discontinued operations	—	(21)

Net cash from financing activities	(111)	(237)
Effect of exchange rate changes on cash and cash equivalents	(83)	18

Net change in cash and cash equivalents	2,770	487
Cash and cash equivalents at beginning of period	3,091	2,469

Cash and cash equivalents at end of period	$5,861	$2,956

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

•

International. In Canada, Australia, New Zealand, Mexico, Japan, South Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada, South Korea and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

Fair Value Option for Financial Assets and Financial Liabilities

As of January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

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

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average basic shares outstanding and by the weighted average diluted shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.73	$0.02	$1.44
Income from discontinued operations, net of taxes	—	0.01	—	0.03
Gain on sale from discontinued operations, net of taxes	—	0.12	—	0.12

Basic earnings (loss) per common share(1)	$(0.25)	$0.86	$0.02	$1.60

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.72	$0.02	$1.41
Income from discontinued operations, net of taxes	—	0.01	—	0.03
Gain on sale from discontinued operations, net of taxes	—	0.12	—	0.12

Diluted earnings (loss) per common share(1)	$(0.25)	$0.84	$0.02	$1.56

Weighted-average shares used in basic earnings (loss) per common share calculations	432.9	439.4	433.3	440.2
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	4.3	—	6.3
Stock options, restricted stock units and stock appreciation rights	—	5.3	1.5	5.5

Weighted-average shares used in diluted earnings (loss) per common share calculations	432.9	449.0	434.8	452.0

(1)	May not total due to whole number calculation.

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

Summary operating results of discontinued operations were as follows for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2007	Six months ended June 30, 2007
Revenues	$129	$318

Income before income taxes	$8	$24
Provision for income taxes	3	9

Income from discontinued operations, net of taxes	$5	$15

(5) Investments and Derivative Instruments

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$49	$3	$63	$8
Realized losses on sale	(25)	(35)	(35)	(59)
Impairments	(552)	(14)	(739)	(14)
Net unrealized gains (losses) on trading securities	2	(1)	(5)	1
Derivatives	8	(3)	(26)	(4)
Commercial mortgage loans	(2)	(1)	—	(2)
Other	2	—	(2)	—

Net investment gains (losses)	$(518)	$(51)	$(744)	$(70)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fixed Maturity and Equity Securities

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$519	$18	$(6)	$531
Tax exempt	2,393	54	(75)	2,372
Government—non U.S.	2,767	73	(44)	2,796
U.S. corporate	23,315	254	(1,341)	22,228
Corporate—non U.S.	12,956	70	(615)	12,411
Mortgage and asset-backed	12,934	80	(1,465)	11,549

Total fixed maturity securities	54,884	549	(3,546)	51,887
Equity securities	414	25	(30)	409

Total available-for-sale securities	$55,298	$574	$(3,576)	$52,296

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$214	$(6)	21	$—	$—	—
Tax exempt	665	(33)	214	199	(42)	38
Government—non U.S.	879	(37)	204	111	(7)	34
U.S. corporate	9,067	(534)	968	6,420	(807)	566
Corporate—non U.S.	5,393	(256)	856	4,256	(359)	407
Mortgage and asset-backed	5,396	(526)	611	4,667	(939)	767

Subtotal, fixed maturity securities	21,614	(1,392)	2,874	15,653	(2,154)	1,812
Equity securities	238	(28)	26	19	(2)	2

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

% Below cost—fixed maturity securities:
<20% Below cost	$20,781	$(977)	2,687	$13,964	$(1,251)	1,433
20-50% Below cost	775	(313)	158	1,540	(634)	288
>50% Below cost	58	(102)	29	149	(269)	91

Total fixed maturity securities	21,614	(1,392)	2,874	15,653	(2,154)	1,812

% Below cost—equity securities:
<20% Below cost	218	(20)	19	16	(1)	1
20-50% Below cost	20	(8)	7	3	(1)	1

Total equity securities	238	(28)	26	19	(2)	2

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

Investment grade	$20,734	$(1,317)	2,615	$14,757	$(1,976)	1,604
Below investment grade	1,052	(96)	261	898	(173)	202
Not rated—fixed maturity securities	44	(1)	15	17	(7)	8
Not rated—equities	22	(6)	9	—	—	—

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

The investment securities in an unrealized loss position as of June 30, 2008 consisted of 4,714 securities and accounted for unrealized losses of $3,576 million. Of these unrealized losses of $3,576 million, 92% were investment grade (rated AAA through BBB-) and 63% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 37% of investment securities that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and these securities remain primarily investment grade. We are comfortable with the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2008, 380 securities were 20% or more below cost, of which 44 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $101 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms. We expect to collect full principal and interest and we are not aware of any adverse changes in cash flows.

As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Expectations that our investments in residential mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of residential mortgage-backed securities and potential future write-downs within our portfolio of residential mortgage-backed securities.

Derivative Instruments

The fair value of derivative instruments is based upon either pricing obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	June 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$26,420	$834	$90	$23,138	$740	$74
Foreign currency swaps	759	76	14	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,326	217	—	979	127	—
Credit default swaps	182	1	1	10	—	—
Financial futures	301	—	—	106	—	—

Total derivatives	$28,988	$1,128	$105	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of June 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $242 million and $147 million, respectively, of derivative assets and $35 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of June 30, 2008 and December 31, 2007, we

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

retained collateral of $478 million and $372 million, respectively, related to these agreements including over collateralization from certain counterparties. As of June 30, 2008 and December 31, 2007, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

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

Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate or cross currency swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies based on market observable information. Certain structured securities valued using industry-standard pricing methodologies utilize significant unobservable inputs to estimate fair value, resulting in the fair value measurements being classified as Level 3. We also utilize internally developed pricing models to produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing where we discount expected cash flows utilizing market interest rates obtained from market sources based on the credit quality and duration of the instrument to determine fair value. For securities that may not be reliably priced using internally developed pricing models, we estimate fair value using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable, or corroborated by market observable information, and represent Level 3 inputs.

The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

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

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$51,887	$—	$47,206	$4,681
Equity securities, available-for-sale	409	30	370	9
Other invested assets(a)	3,397	—	2,988	409
Separate account assets	12,356	12,356	—	—

Total assets	$68,049	$12,386	$50,564	$5,099

(a)	Includes derivatives, trading securities and securities held as collateral.

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$78	$—	$—	$78
Other liabilities(b)	105	—	105	—

Total liabilities	$183	$—	$105	$78

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

For assets carried at fair value, the non-performance of the counterparties is considered in the determination of fair value measurement for those assets. Similarly, the fair value measurement of a liability must reflect the entity’s own non-performance risk. Therefore, the impact of non-performance risk, as well as any potential credit enhancements (e.g., collateral), has been considered in the fair value measurement of both assets and liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of April 1, 2008	$4,770	$28	$401	$5,199
Total realized and unrealized gains (losses):
Included in net income (loss)	(403)	—	(19)	(422)
Included in other comprehensive income (loss)	214	2	—	216
Purchases, sales, issuances and settlements, net	(233)	(21)	27	(227)
Transfers in (out) of Level 3	333	—	—	333

Ending balance as of June 30, 2008	$4,681	$9	$409	$5,099

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(404)	$—	$(20)	$(424)

(a)	Includes certain trading securities and derivatives.

	Six months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(498)	1	16	(481)
Included in other comprehensive income (loss)	(190)	—	—	(190)
Purchases, sales, issuances and settlements, net	(258)	(23)	62	(219)
Transfers in (out) of Level 3	833	1	12	846

Ending balance as of June 30, 2008	$4,681	$9	$409	$5,099

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(499)	$—	$16	$(483)

(a)	Includes certain trading securities and derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

Three months ended June 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of April 1, 2008	$115
Total realized and unrealized (gains) losses:
Included in net (income) loss	(40)
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	3
Transfers in (out) of Level 3	—

Ending balance as of June 30, 2008	$78

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$(40)

(a)	Includes product-related embedded derivatives.

Six months ended June 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of January 1, 2008	$34
Total realized and unrealized (gains) losses:
Included in net (income) loss	38
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	6
Transfers in (out) of Level 3	—

Ending balance as of June 30, 2008	$78

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$39

(a)	Includes product-related embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represent the issuances and settlements of product-related embedded derivatives where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net income (loss)” in the tables presented above. However, due to the characteristics of these embedded derivatives, the total change in fair value was reflected in income (loss) for the period.

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

As of June 30, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of June 30, 2008, all bank loans were recorded at cost, which was lower than the respective fair value. Accordingly, no fair value adjustment was made for the three months ended June 30, 2008. For the six months ended June 30, 2008, we recorded a $3 million fair value loss adjustment which was included in net investment gains (losses) in the condensed consolidated statement of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

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

Between March and July 2008, we were named along with several other GIC industry participants as a defendant in several class action lawsuits alleging antitrust violations involving the sale of GICs to municipalities and seeking treble damages. In June 2008, the United States Judicial Panel on Multi-District Litigation consolidated the federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivative Antitrust Litigation. In addition, in July

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008, we were named along with several other GIC industry participants as a defendant in two separate non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages: City of Los Angeles v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California) and City of Stockton v. Bank of America, N.A., et al., (Superior Court of San Francisco County, California). We intend to defend the cases vigorously.

In June 2008, one of our subsidiaries received subpoenas from the Office of the Florida Attorney General and the Office of the Connecticut Attorney General, representing multiple state Attorney General offices, seeking information relating to an investigation into alleged antitrust violations involving the sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations.

As previously reported, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena in February 2006 from the Minnesota Department of Commerce with respect to our reinsurance arrangements, including captive reinsurance transactions, as part of an industry-wide review. In recent months, the Minnesota Department has requested additional information. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development a subpoena requesting information substantially similar to the Minnesota Department’s request. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries where jurisdiction is appropriate.

As previously reported, the U.K. antitrust authorities are conducting a review of the payment protection insurance sector in the U.K. In June 2008, the antitrust authorities issued their provisional findings and a range of proposed remedies to address the antitrust issues identified in their findings. The antitrust authorities are consulting on the proposed remedies with industry and other stakeholders so at this stage it is not clear what remedies will be implemented. We are actively participating in the consultation process. It therefore remains unclear as to what the effect that this investigation may have on the wider payment protection insurance sector in the U.K. or on our payment protection insurance business in the U.K.

(b) Commitments

As of June 30, 2008, we were committed to fund $18 million in U.S. commercial mortgage loan investments and $485 million in limited partnership investments.

(8) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of June 30, 2008 and December 31, 2007, we had $200 million of commercial paper outstanding. As of June 30, 2008 and December 31, 2007, the weighted average interest rate on commercial paper outstanding was 2.37% and 4.83%, respectively, and the weighted average maturity was 35 days and 42 days, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving Credit Facilities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of June 30, 2008, we had no borrowings under these facilities; however, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

Long-term Senior Notes

In May 2008, we issued senior notes having an aggregate principal amount of $600 million, with an interest rate equal to 6.515% per year payable semi-annually, and maturing in May 2018 (“2018 Notes”). The 2018 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2018 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

Non-recourse Funding Obligations

As of June 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. In June 2008, the maximum rate on $1.2 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to the highest margin to the related underlying index rate due to the third-party financial guaranty insurance company that guarantees these obligations being downgraded and placed on negative outlook. In February 2008, the rate was reset from the December 2007 rate on the remaining $0.5 billion to the highest contractual margin to the related underlying index rate due to further downgrades on the third-party financial guaranty insurance company that guarantees these obligations.

As of June 30, 2008 and December 31, 2007, the weighted average interest rates on our non-recourse funding obligations were 3.60% and 5.81%, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.3	0.4	(1.1)	0.3
Effect of foreign operations	(0.1)	(3.9)	43.8	(3.7)
Benefit of tax favored investments	(5.7)	(2.2)	(30.6)	(2.5)
Interest on uncertain tax positions	9.0	0.7	100.3	0.7
Other, net	0.3	(0.1)	2.6	0.2

Effective rate	38.8%	29.9%	150.0%	30.0%

The effective tax rate changed significantly from the prior year due to a current year loss, which reduced expected full year pre-tax income, and favorable examination developments in the current period creating a non-proportional increase in tax benefit relative to the pre-tax loss.

(10)	Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our wealth management (formerly referred to as managed money) products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and payment protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. Our group life and health insurance business, which we sold in May 2007, was accounted for as discontinued operations and included in Corporate and Other activities.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income (loss) during the periods presented other than a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Revenues:
Retirement and Protection	$1,363	$1,929	$3,119	$3,847
International	808	624	1,559	1,211
U.S. Mortgage Insurance	238	194	467	375
Corporate and Other	(11)	18	6	42

Total revenues	$2,398	$2,765	$5,151	$5,475

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Retirement and Protection	$150	$180	$312	$365
International	183	142	343	265
U.S. Mortgage Insurance	(59)	66	(95)	131
Corporate and Other	(62)	(37)	(104)	(70)

Net operating income	212	351	456	691
Net investment gains (losses), net of taxes and other adjustments	(321)	(30)	(449)	(42)
Expenses related to reorganization, net of taxes	—	—	—	(14)

Income (loss) from continuing operations	(109)	321	7	635
Income from discontinued operations, net of taxes	—	5	—	15
Gain on sale from discontinued operations, net of taxes	—	53	—	53

Net income (loss)	$(109)	$379	$7	$703

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	June 30, 2008	December 31, 2007
Assets:
Retirement and Protection	$93,982	$94,360
International	12,561	11,892
U.S. Mortgage Insurance	3,539	3,286
Corporate and Other	4,133	4,777

Total assets	$114,215	$114,315

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

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, deterioration in economic conditions or decline in home price appreciation, unexpected increases in mortgage insurance delinquency rates or severity of defaults, decreases in the volume of high loan-to-value international mortgage originations, increased competition with government-owned and government-sponsored entities (“GSEs”) offering mortgage insurance, changes in regulations, and growth in the global mortgage insurance market that is lower than we expect;

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance delinquency rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance (such as simultaneous second mortgages) and reductions by lenders in the level of coverage they select, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored entities offering mortgage insurance, changes in regulations, legal actions under Real Estate Settlement Practices Act, and potential liabilities in connection with our U.S. contract underwriting services; and

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under our tax matters agreement even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control, and provisions of our certificate of incorporation and by-laws and our tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial security company in the U.S. that specializes in targeted market segments with an expanding international presence. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance, Medicare supplement insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended June 30, 2008, our Retirement and Protection segment’s net loss was $167 million and net operating income was $150 million. For the six months ended June 30, 2008, our Retirement and Protection segment’s net loss was $123 million and net operating income was $312 million.

•

International. In Canada, Australia, New Zealand, Mexico, Japan, South Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada, South Korea and Mexico. Our payment protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2008, our International segment’s net income and net operating income were $199 million and $183 million, respectively. For the six months ended June 30, 2008, our International segment’s net income and net operating income were $355 million and $343 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended June 30, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were both $59 million. For the six months ended June 30, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $94 million and $95 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the three months ended June 30, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $82 million and $62 million, respectively. For the six months ended June 30, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $131 million and $104 million, respectively.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales and revenue growth and trends in profitability of our businesses. Global economic and financial market conditions have continued to deteriorate to varying degrees in the first half of 2008. These conditions have resulted in declining asset prices, lower interest rates, rating agency downgrades and increases in loan delinquency rates.

Overall, we believe that the changing market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. Depending upon consumer reaction, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have tightened underwriting guidelines and increased pricing in targeted markets and products. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions.

Volatility in credit markets. Credit markets continue to experience reduced liquidity, higher volatility and widening credit spreads across asset classes associated with the re-pricing of risk. While these trends began mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, these trends have spread to other asset classes and financial sectors.

In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

We believe these credit market conditions contributed to an increase in net unrealized investment losses of $2.0 billion, before tax and other offsets, during the first half of 2008 in our $51.9 billion investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage-backed and asset-backed securities, partially offset by the effects of the current risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. In some cases, the combined shift in rating and valuations of certain securities have resulted in a change in intent of whether to hold these securities to recovery of value. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as generally higher levels of credit-related investment losses, including the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

We also believe, however, that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and

Derivative Instruments” for additional information on our investment portfolio. In addition, further weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and certain asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our commercial paper or long-term debt financing activities during the six months ended June 30, 2008.

See additional trends related to volatile credit markets in “—Trends and conditions affecting our segments.”

Trends and conditions affecting our segments

Retirement and Protection

Wealth management (formerly referred to as managed money). Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. The asset management industry continues to experience moderate growth, as independent broker/dealer representatives and independent advisors transition from commission to fee-based compensation and seek to outsource the management of their client portfolios. However, the volatility in the equity markets has negatively impacted our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. If the current market conditions continue, we could see further declines in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products. We actively evaluate our competitive position based upon each of these features, and where possible, we make adjustments as appropriate to meet our target return thresholds.

We maintain a focus on our Income Distribution Series of variable annuity products and group retirement income offerings. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series products provide the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Results in our institutional business are affected by credit markets. During 2007 and the first half of 2008, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit default swap levels. We view this business as opportunistic and, therefore, new origination activity may vary considerably from period to period. The current credit market conditions made these types of products for large institutional investors less attractive compared to alternative products offering higher yields or more liquidity. Certain of our FABNs and funding agreements offer contractholders the option to make periodic elections to extend their maturity date. As a result of the current credit market conditions, certain contractholders have elected not to extend their contracts. We do not believe that this trend will have a material effect on our financial position or liquidity.

In December 2007, we began issuing FABNs to retail investors and despite the credit market conditions in the first half of 2008, we continued to issue FABNs to retail investors. We do not believe sales to our retail investors will be materially impacted if these credit market conditions continue.

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We also experienced lower persistency in term life insurance policies coming out of their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we continue to expand our universal life insurance capabilities.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions impacting securitization transactions create a need to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. Together the ability to and effectiveness of financing these additional reserves may impact future life insurance sales or new business returns.

As of June 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We do not believe that these increases will have a material impact on our consolidated financial statements. As noted above, to maintain and optimize product returns, we may seek alternative financing approaches in the future depending upon market conditions which could be more costly than those utilized in the past.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Our sales growth over the past year reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we continued to experience sales growth in our Medicare supplement insurance and linked-benefits products. The impact of lower termination rates, in particular lapse rates, on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income for older blocks of business. In addition, the continued low interest rate environment may negatively impact our net operating income. In response to these trends, we will continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the overall block. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Our international mortgage insurance business has continued to expand with favorable operating results because of its portfolio mix and related underwriting and risk characteristics. However, in certain European countries, we are seeing a slowdown in housing markets. In particular, we believe the economic slowdown in Spain, Ireland and the U.K. has resulted in decreased home price appreciation, as well as lower mortgage insurance origination volume, in those markets. We are also seeing a slowdown in housing market mortgage origination and home price appreciation levels in certain regions of Canada, as well as in Australia. We believe there are indications that other international housing markets may reflect similar characteristics assuming they experience an economic slowdown. We expect that our established international mortgage insurance business in Canada and Australia will continue to contribute the majority of total revenues and profits of this business, while our entry into and growth in new international markets will be gradual in nature.

In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. For new government-backed mortgages originated on or after October 15, 2008, these new measures will limit the maximum amortization period to 35 years, establish a minimum down payment of five percent and establish a minimum credit score requirement of 620. We subsequently announced our intent to incorporate these standards into our underwriting guidelines effective October 15, 2008. We believe these changes may result in a small reduction of mortgage originations.

As a result of the expansion of our international mortgage insurance business in recent years, as of June 30, 2008, approximately 58% of our international risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature and on an overall basis remain within targeted pricing levels.

Payment protection insurance. Growth of our payment protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Sales have increased in established regions outside of the U.K. and Ireland. At the same time, we saw a decline in consumer lending and lower single-premium sales pending anticipated clarifications of related new business regulations which have resulted in a decline in sales for the U.K. and Ireland. Depending on the severity and length of these trends, we may experience additional sales declines in those two countries. Outside of the U.K. and Ireland, our payment protection insurance business continues to show growth in Europe and other markets from increased penetration of existing relationships and the addition of new distribution relationships in existing and new countries.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rate trends, home price trends, mortgage origination volume and product mix and the levels and aging of mortgage delinquencies including seasonal trends.

We believe that the U.S. housing market has slowed materially, and we expect the decline to continue. Home price appreciation has turned negative in the majority of the markets. We also expect unemployment levels to increase as the U.S. economy continues to slow in 2008 and potentially into 2009. In addition, there has been a significant increase in delinquency and foreclosure levels especially in the adjustable rate sub-prime market, according to the Mortgage Bankers Association, which we believe has resulted in an increase in housing supply levels and has further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is affecting the performance of our entire portfolio across all product lines but with particular impact in certain states and product types, including A minus, Alt-A and certain 100% loan-to-value loans.

The foregoing factors continue to contribute to an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. While we continue to expect paid claims to increase throughout 2008, the rate at which claims are being paid has begun to slow somewhat due to loss mitigation opportunities, as well as from various state and lender foreclosure moratoriums and the overall volume of potential foreclosures in the marketplace. Going forward, we expect the slowdown in the pace at which we are paying claims to continue to have an impact on our delinquency inventory levels. These trends are evident in all products across all regions of the country and particularly in Florida, California, Arizona and Nevada, as well as in our A minus and Alt-A products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies. The Great Lakes region continues to experience an economic slowdown and has seen a more pronounced weakness in its housing markets as well as a decline in home prices. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business.

While over 91% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation coupled with worsening economic conditions, including rising levels of unemployment, are expected to cause further increases in our incurred losses and related loss ratio. As of June 30, 2008, approximately 72% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature in an adverse housing market environment.

Primary insurance in-force increased to $174.9 billion as of June 30, 2008, which represented an 11% increase as compared to December 31, 2007. In addition, net earned premiums have grown from $285 million for the six months ended June 30, 2007 to $373 million for the six months ended June 30, 2008. These increases in primary insurance in-force and net earned premiums reflect an increase in our flow product writings as a result of increased demand for private mortgage insurance as well as higher persistency. In spite of market liquidity constraints, increased demand for private mortgage insurance and higher levels of persistency have lead to higher levels of insurance in-force and related net earned premiums. However, more stringent underwriting guidelines combined with increased pricing in the market may offset the increase in demand for private mortgage insurance to some extent.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders in exchange for an agreed upon level of loss coverage if losses develop through specified threshold levels. For the six months ended June 30, 2008, we recorded a reinsurance recovery of $129 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements, primarily related to the 2006 and 2007 books of business. We expect to record additional reinsurance recoveries throughout 2008 under these and other captive reinsurance arrangements as incurred losses display accelerated development on our books of business, particularly those of 2006 and 2007. In the first half of 2008, we saw worsening and early loss trends, particularly for the 2007 book year. If these trends continue over multiple years and are combined with further declines in home price appreciation, limited borrower refinancing options and deterioration of delinquency cures, which impact both frequency and severity of claims, we could exhaust captive reinsurance tiers for certain individual lenders on certain book years. Once the captive reinsurance is exhausted, or if required funds in trust are no longer sufficient for payment of claims, we would be responsible for any additional losses incurred.

We have taken various actions to reduce our new business risk profile including underwriting guideline and pricing changes. In the second quarter of 2008, we announced a rate increase of approximately 20% on our flow product. We have also reduced maximum loan-to-value ratios with a particular focus on constraining loan-to-value levels in specified declining markets and, in some cases, are exiting certain product lines. We believe these actions will improve our underwriting results on these and future books of business. In addition, our level of market penetration and eventual market size could also be affected by any actions taken by the GSEs or the Federal Housing Administration (“FHA”). The Housing and Economic Recovery Act of 2008 was enacted in July 2008. This legislation provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits, down payment requirements and reverse mortgages.

Financial Strength Ratings

On June 30, 2008, Moody’s downgraded the financial strength ratings of our mortgage insurance subsidiaries to Aa3 from Aa2, with a negative outlook. At the same time, Moody’s affirmed the financial strength ratings of Genworth Financial, Inc., our holding company, and our life insurance subsidiaries. The outlook for the holding company was changed to negative as a result of the mortgage insurance action; the outlook on our rated life insurance subsidiaries remains stable. Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security and that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of the nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking ranges within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa2” and “Aa3” ratings are the third- and fourth-highest of Moody’s 21 ratings categories. According to Moody’s, a ratings outlook is an opinion regarding the possible direction of an issuer’s rating over the medium term.

On June 5, 2008, Fitch, as part of a reassessment of the U.S. mortgage insurance industry, confirmed the AA, very strong, financial strength rating of our U.S. mortgage insurance subsidiaries, as well as the international affiliates in Europe and Australia. At the same time, Fitch changed the rating outlooks from stable to rating watch negative for our U.S. mortgage insurance subsidiaries. The ratings of our life insurance subsidiaries were not impacted. Fitch also changed the outlook of the long-term debt ratings on our holding company from stable to rating watch negative. Our F1 short-term rating was not impacted. According to Fitch, ratings are placed on rating watch negative to notify investors that there is a reasonable probability of a rating change and the likely direction of such change. Negative is for a potential downgrade. Rating watch negative is typically resolved over a relatively short period.

Critical Accounting Estimates

Valuation of investment securities. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

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

Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate or cross currency swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities. Estimates of fair values for these securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs consistent with Level 2 inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned.

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices, to estimate fair value, which is not deemed observable for a particular security and results in the measurement being classified as Level 3.

Where specific market information is unavailable for certain securities, such as privately placed securities, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

Evaluation of other-than-temporary impairments on available-for-sale securities. One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. We regularly review our investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded to income equal to the difference between the fair value and cost or the amortized cost basis of the security.

The evaluation of impairments is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period income (loss). The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than-temporarily impaired when management concludes it is probable that we will not receive timely payment of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is charged against income (loss) in the proper period. As part of our review process, the duration and severity of a decline in individual security values and credit risk characteristics are regularly monitored as potential impairment indicators. For all investments, with particular focus on those with impairment indicators, we assess market conditions, macroeconomic factors and industry developments in addition to investment-specific metrics in performing a credit assessment on the impacted investments.

For certain securitized financial assets with contractual cash flows including mortgage-backed and asset-backed securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets, requires that we use current information to periodically update our best estimate of cash flows that a market participant would use in determining the current fair value of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate that is unrelated to simple changes in interest rates when considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources to ensure it is consistent with inputs a market participant would use in establishing the current fair value. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer and (c) whether the debtor is current on contractually obligated interest and principal payments.

We also consider our intent and ability to retain a temporarily depressed security until recovery. We believe that our intent and ability to hold an investment, along with the ability of the investment to generate cash flows that have not changed adversely, are the primary factors in assessing whether an investment in an unrealized loss position is other-than-temporarily impaired.

Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by management. Management will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition. We may change our intent to retain certain securities until recovery for risk mitigation reasons based on investment-specific metrics such as deterioration in the issuer’s creditworthiness, recent pricing movements and current credit ratings. When we determine there has been a change of intent to hold a depressed security until recovery, an other-than-temporary impairment is recognized.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,709	$1,549	$160	10%
Net investment income	953	1,024	(71)	(7)%
Net investment gains (losses)	(518)	(51)	(467)	NM (1)
Insurance and investment product fees and other	254	243	11	5%

Total revenues	2,398	2,765	(367)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,386	1,090	296	27%
Interest credited	320	391	(71)	(18)%
Acquisition and operating expenses, net of deferrals	551	495	56	11%
Amortization of deferred acquisition costs and intangibles	209	207	2	1%
Interest expense	110	124	(14)	(11)%

Total benefits and expenses	2,576	2,307	269	12%

Income (loss) from continuing operations before income taxes	(178)	458	(636)	(139)%
Provision (benefit) for income taxes	(69)	137	(206)	(150)%

Income (loss) from continuing operations	(109)	321	(430)	(134)%
Income from discontinued operations, net of taxes	—	5	(5)	(100)%
Gain on sale from discontinued operations, net of taxes	—	53	(53)	(100)%

Net income (loss)	$(109)	$379	$(488)	(129)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment decreased $2 million primarily due to a $40 million decrease in our retirement income business offset by a $26 million increase in our long-term care insurance business and a $12 million increase in our life insurance business.

•

Our International segment increased $119 million as a result of a $58 million increase in our international mortgage insurance business and an increase of $61 million in our payment protection insurance business. The three months ended June 30, 2008 included an increase of $60 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $42 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted average investment yields decreased to 5.3% for the three months ended June 30, 2008 from 5.9% for the three months ended June 30, 2007. The decrease in weighted average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•

Net investment income for the three months ended June 30, 2008 included $13 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $22 million in the three months ended June 30, 2007. The decrease in net investment income was also attributable to valuation marks on limited partnership investments.

•	The three months ended June 30, 2008 included $14 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. We incurred $221 million of credit and/or cash flow related impairments and $331 million related to a change in intent to hold securities to recovery during the three months ended June 30, 2008. Of total impairments, $501 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. Our Retirement and Protection segment increased $7 million largely driven by an $8 million increase in our retirement income business and a $4 million increase from our wealth management business, partially offset by a $6 million decrease in our life insurance business.

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

•

Our Retirement and Protection segment increased $13 million attributable to a $37 million increase in our long-term care insurance business and a $6 million increase in our life insurance business, offset by a $30 million decrease from our retirement income business.

•

Our International segment increased $48 million as a result of an increase in our international mortgage insurance business of $23 million and an increase of $25 million in our payment protection insurance business. The three months ended June 30, 2008 included an increase of $17 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $235 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $71 million primarily due to a $63 million decrease related to our institutional business and a $13 million decrease in our retirement income business.

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

•

Our Retirement and Protection segment increased $7 million primarily attributable to an increase of $5 million from our retirement income business, a $3 million increase in our life insurance business and an increase of $2 million in our wealth management business, offset by a $3 million decrease in our long-term care insurance business.

•

Our International segment increased $44 million related to an $11 million increase in our international mortgage insurance business and a $33 million increase in our payment protection insurance business. The three months ended June 30, 2008 included an increase of $24 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $12 million primarily due to a decrease of $13 million from our retirement income business and a decrease of $3 million in our long-term care insurance business, partially offset by $3 million increase in our life insurance business.

•

Our International segment increased $11 million related to an increase in our international mortgage insurance business of $6 million and an increase in our payment protection insurance business of $5 million. The three months ended June 30, 2008 included an increase of $8 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits. Interest expense in our Retirement and Protection segment decreased $12 million in our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate increased to (38.8)% for the three months ended June 30, 2008 from 29.9% for the three months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to benefits from favorable examination developments on a pre-tax loss, partially offset by lower expected full year pre-tax income. The three months ended June 30, 2008 included an increase of $8 million attributable to changes in foreign exchange rates.

Net income (loss). The net loss in the second quarter of 2008 was largely the result of impairments recorded during the current quarter. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and Other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net loss was an increase of $19 million, net of tax, attributable to changes in foreign exchange rates. In the second quarter of 2007, we completed the sale of our group life and health insurance business. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$3,426	$3,060	$366	12%
Net investment income	1,955	2,008	(53)	(3)%
Net investment gains (losses)	(744)	(70)	(674)	NM (1)
Insurance and investment product fees and other	514	477	37	8%

Total revenues	5,151	5,475	(324)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,787	2,157	630	29%
Interest credited	665	776	(111)	(14)%
Acquisition and operating expenses, net of deferrals	1,079	984	95	10%
Amortization of deferred acquisition costs and intangibles	412	420	(8)	(2)%
Interest expense	222	231	(9)	(4)%

Total benefits and expenses	5,165	4,568	597	13%

Income (loss) from continuing operations before income taxes	(14)	907	(921)	(102)%
Provision (benefit) for income taxes	(21)	272	(293)	(108)%

Income from continuing operations	7	635	(628)	(99)%
Income from discontinued operations, net of taxes	—	15	(15)	(100)%
Gain on sale from discontinued operations, net of taxes	—	53	(53)	(100)%

Net income	$7	$703	$(696)	(99)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment increased $44 million primarily due to a $52 million increase in our long-term care insurance business and a $19 million increase in our life insurance business, offset by a $27 million decrease in our retirement income business.

•

Our International segment increased $235 million as a result of a $132 million increase in our international mortgage insurance business and an increase of $103 million in our payment protection insurance business. The six months ended June 30, 2008 included an increase of $126 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $88 million.

Net investment income

•

Weighted average investment yields decreased to 5.4% for the six months ended June 30, 2008 from 5.9% for the six months ended June 30, 2007. The decrease in weighted average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning strategies.

•	Net investment income for the six months ended June 30, 2008 included $25 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $39 million in the six months ended June 30, 2007. The decrease in net investment income was also attributable to valuation marks on limited partnership investments.

•	The six months ended June 30, 2008 included $29 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). We incurred $408 million of credit and/or cash flow related impairments and $331 million related to a change in intent to hold securities to recovery during the six months ended June 30, 2008. Of total impairments, $617 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses of $26 million from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first half of 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $27 million largely driven by an $18 million increase from our retirement income business and a $15 million increase in our wealth management business, offset by a $6 million decrease in our life insurance business.

•

Our International segment increased $5 million related to our payment protection insurance business. The six months ended June 30, 2008 included $2 million attributable to changes in foreign exchange rates.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $84 million attributable to a $79 million increase in our long-term care insurance business and a $15 million increase in our life insurance business, offset by a $10 million decrease from our retirement income business.

•

Our International segment increased $104 million as a result of an increase in our international mortgage insurance business of $65 million and an increase of $39 million in our payment protection insurance business. The six months ended June 30, 2008 included an increase of $36 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $442 million.

Interest credited. Interest credited related to our Retirement and Protection segment decreased $111 million primarily due to an $89 million decrease related to our institutional business and a $30 million decrease in our retirement income business.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $22 million primarily attributable to a $9 million increase in our wealth management business, an increase of $9 million from our retirement income business and an increase of $9 million in our life insurance business.

•

Our International segment increased $78 million related to a $26 million increase in our international mortgage insurance business and a $52 million increase in our payment protection insurance business. The six months ended June 30, 2008 included an increase of $48 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $7 million.

•	Corporate and Other activities decreased $12 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment decreased $27 million due to a decrease of $35 million from our retirement income business, partially offset by an increase of $6 million in our life insurance business.

•

Our International segment increased $27 million related to an increase in our international mortgage insurance business of $12 million and an increase in our payment protection insurance business of $15 million. The six months ended June 30, 2008 included an increase of $13 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $12 million.

Interest expense. Interest expense related to our Retirement and Protection segment decreased $8 million in our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate increased to (150.0)% for the six months ended June 30, 2008 from 30.0% for the six months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to benefits from favorable examination developments on a pre-tax loss, partially offset by lower expected full year pre-tax income. The six months ended June 30, 2008 included an increase of $17 million attributable to changes in foreign exchange rates.

Net income. The decrease in net income was largely the result of impairments recorded in the six months ended June 30, 2008. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $44 million, net of tax, attributable to changes in foreign exchange rates. In the second quarter of 2007, we completed the sale of our group life and health insurance business. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Earnings (loss) from continuing operations per common share:
Basic	$(0.25)	$0.73	$0.02	$1.44

Diluted	$(0.25)	$0.72	$0.02	$1.41

Earnings (loss) per common share:
Basic	$(0.25)	$0.86	$0.02	$1.60

Diluted	$(0.25)	$0.84	$0.02	$1.56

Weighted-average common shares outstanding:
Basic	432.9	439.4	433.3	440.2

Diluted	432.9	449.0	434.8	452.0

Weighted average shares outstanding declined reflecting repurchases of 38.2 million shares since the beginning of the first quarter of 2007 through June 30, 2008. Diluted weighted average shares outstanding for both the 2008 and 2007 quarters reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation. In May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our common stock according to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker/dealer counterparty.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss).

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

Retirement and Protection segment

Segment results of operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$885	$887	$(2)	—%
Net investment income	755	860	(105)	(12)%
Net investment gains (losses)	(511)	(45)	(466)	NM (1)
Insurance and investment product fees and other	234	227	7	3%

Total revenues	1,363	1,929	(566)	(29)%

Benefits and expenses:
Benefits and other changes in policy reserves	930	917	13	1%
Interest credited	320	391	(71)	(18)%
Acquisition and operating expenses, net of deferrals	229	222	7	3%
Amortization of deferred acquisition costs and intangibles	100	112	(12)	(11)%
Interest expense	39	51	(12)	(24)%

Total benefits and expenses	1,618	1,693	(75)	(4)%

Income (loss) from continuing operations before income taxes	(255)	236	(491)	NM (1)
Provision (benefit) for income taxes	(88)	83	(171)	NM (1)

Net income (loss)	(167)	153	(320)	NM (1)
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	317	27	290	NM (1)

Net operating income	$150	$180	$(30)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
Wealth management	$11	$11	$—	—%
Retirement income	13	43	(30)	(70)%
Institutional	5	10	(5)	(50)%
Life insurance	87	75	12	16%
Long-term care insurance	34	41	(7)	(17)%

Total net operating income	$150	$180	$(30)	(17)%

Net operating income

•

Our wealth management business remained flat as growth in average assets under management was offset by the impact of the unfavorable volatility in the equity markets combined with higher asset-based expenses.

•

Our retirement income business decreased $30 million primarily as a result of lower net investment income from lower yields on floating rate investments and valuation marks on limited partnership investments, as well as a tax timing difference related to interim reporting. The decrease was also attributable to a reclassification in the second quarter of 2008 of embedded derivative costs related to our guaranteed minimum withdrawal products previously reported in net investment gains (losses).

•

Our institutional business decreased $5 million largely attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities and a decline in assets under management mainly due to the current challenging market environment.

•

Our life insurance business increased $12 million from a favorable tax development in the second quarter of 2008 and lower interest expense, partially offset by a decrease in net investment income from lower yields on assets backing our non-recourse funding obligations.

•

Our long-term care insurance business decreased $7 million as the prior year included a $9 million, net of tax, bond call that did not recur in the current year. Excluding the impact of the bond call, our long-term care insurance business was relatively flat as the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies.

Revenues

Premiums

•

Our retirement income business decreased $40 million primarily due to continued runoff of our life-contingent structured settlement annuities and lower life contingent sales in our spread-based retail products as a result of our continued pricing discipline. Partially offsetting these decreases was an increase from continued improvements in wholesaler productivity levels and rate actions on certain immediate annuities.

•

Our life insurance business increased $12 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums, partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•	Our long-term care insurance business increased $26 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

Net investment income

•

Our retirement income business decreased $24 million primarily as a result of lower yields and a decline in average invested assets in our spread-based retail products. The decrease was also attributable to valuation marks on limited partnership investments. These decreases were partially offset by $5 million of additional investment income from bond calls and commercial mortgage loan prepayments in the current year.

•	Our institutional business decreased $67 million attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities.

•

Our life insurance business decreased $16 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. This decrease was partially offset by $2 million of additional investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our long-term care insurance business increased $2 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by a $14 million bond call from a single issuer in the prior year and valuation marks associated with limited partnership investments in the current year.

Insurance and investment product fees and other

•

Our wealth management business increased $4 million primarily as a result of growth in average assets under management, partially offset by the impact of the unfavorable volatility in equity markets on assets under management.

•

Our retirement income business increased $8 million mainly due to increased assets under management from continued sales of our Income Distribution Series products. This increase was partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to our guaranteed minimum withdrawal products previously reported in net investment gains (losses) and lower municipal GIC advisory fees.

•

Our life insurance business decreased $6 million mainly due to lower cost of insurance charges attributable to higher mortality and surrenders. This was partially offset by higher surrender fee income.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business decreased $30 million largely attributable to a decrease in reserves of our life-contingent spread-based products. Partially offsetting this decrease was an increase in our guaranteed minimum benefit liability for our variable annuity contracts driven by the unfavorable volatility in the equity markets.

•	Our life insurance business increased $6 million principally attributable to growth of our term life insurance in-force block.

•	Our long-term care insurance business increased $37 million mainly as a result of the aging and growth of the in-force block.

Interest credited

•

Our retirement income business decreased $13 million from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•	Our institutional business decreased $63 million mainly attributable to the impact of lower short-term rates on interest paid on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our wealth management business increased $2 million attributable to higher asset-based expenses as a result of the growth of average assets under management.

•	Our retirement income business increased $5 million primarily driven by growth in our Income Distribution Series products.

•	Our life insurance business increased $3 million primarily from higher expenses from growth of our insurance in-force.

•	Our long-term care insurance business decreased $3 million due to continued productivity efficiencies.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $13 million attributable to a decrease in amortization from higher net investment losses and an improvement in lapse rates in the current year, partially offset by growth in our Income Distribution Series Products.

•	Our life insurance business increased $3 million from continued growth of our insurance in-force.

•	Our long-term care insurance business decreased $3 million attributable to final purchase accounting adjustments in the prior year that accelerated amortization of the present value of future profits.

Interest expense. Interest expense in our life insurance business decreased $12 million from a decrease in average floating rates paid on our non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate decreased to (34.5)% for the three months ended June 30, 2008 from 35.2% for the three months ended June 30, 2007. This decrease in the effective tax rate was primarily attributable to lower expected full year pre-tax income, partially offset by favorable examination development benefits in 2008 on a pre-tax loss.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,805	$1,761	$44	2%
Net investment income	1,562	1,704	(142)	(8)%
Net investment gains (losses)	(721)	(64)	(657)	NM (1)
Insurance and investment product fees and other	473	446	27	6%

Total revenues	3,119	3,847	(728)	(19)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,909	1,825	84	5%
Interest credited	665	776	(111)	(14)%
Acquisition and operating expenses, net of deferrals	456	434	22	5%
Amortization of deferred acquisition costs and intangibles	189	216	(27)	(13)%
Interest expense	86	94	(8)	(9)%

Total benefits and expenses	3,305	3,345	(40)	(1)%

Income (loss) from continuing operations before income taxes	(186)	502	(688)	(137)%
Provision (benefit) for income taxes	(63)	176	(239)	(136)%

Net income (loss)	(123)	326	(449)	(138)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	435	39	396	NM (1)

Net operating income	$312	$365	$(53)	(15)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
Wealth management	$23	$21	$2	10%
Retirement income	49	89	(40)	(45)%
Institutional	16	24	(8)	(33)%
Life insurance	152	153	(1)	(1)%
Long-term care insurance	72	78	(6)	(8)%

Total net operating income	$312	$365	$(53)	(15)%

Net operating income

•

Our wealth management business remained relatively flat as growth in average assets under management was partially offset by the impact of the unfavorable volatility in equity markets combined with higher asset-based expenses.

•

Our retirement income business decreased $40 million as a result of lower net investment income from lower yields on floating rate investments and valuation marks on limited partnership investments, as well as a tax timing difference related to interim reporting. The decrease was also attributable to a reclassification in the second quarter of 2008 of embedded derivative costs related to our guaranteed minimum withdrawal products previously reported in net investment gains (losses).

•

Our institutional business decreased $8 million largely attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities and a decline in assets under management mainly due to the current challenging market environment.

•

Our life insurance business remained relatively flat as a favorable tax development in the second quarter of 2008 and lower interest expense was offset by a decrease in net investment income from lower yields on assets backing our non-recourse funding obligations.

•

Our long-term care insurance business decreased $6 million as the prior year included $8 million, net of tax, of additional bond calls. Excluding the impact of bond calls, our long-term care insurance business was relatively flat as the favorable performance of newer issued policies and an update in factors associated with mortality notifications in the current year was offset by unfavorable performance of older issued policies.

Revenues

Premiums

•

Our retirement income business decreased $27 million primarily due to continued runoff of our life-contingent structured settlement annuities and lower life contingent sales in our spread-based retail products as a result of our continued pricing discipline. Partially offsetting these decreases was an increase from continued improvements in wholesaler productivity levels and rate actions on certain immediate annuities.

•

Our life insurance business increased $19 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums, partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•	Our long-term care insurance business increased $52 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

Net investment income

•

Our retirement income business decreased $46 million primarily as a result of a decline in average invested assets and lower yields in our spread-based retail products. The decrease was also attributable to valuation marks on limited partnership investments. These decreases were partially offset by $4 million of additional investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our institutional business decreased $98 million primarily attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities. The prior year also included $5 million of additional investment income from bond calls and commercial mortgage loan prepayments.

•

Our life insurance business decreased $20 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. The prior year also included $2 million of additional investment income from bond calls and commercial mortgage loan prepayments.

•

Our long-term care insurance business increased $22 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by $12 million of additional investment income from bond calls in the prior year and valuation marks on limited partnership investments in the current year.

Insurance and investment product fees and other

•

Our wealth management business increased $15 million primarily as a result of growth in average assets under management, partially offset by the impact of the unfavorable volatility in equity markets on assets under management.

•

Our retirement income business increased $18 million mainly due to increased assets under management from continued sales of our Income Distribution Series products. This increase was partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to our guaranteed minimum withdrawal products previously reported in net investment gains (losses) and lower municipal GIC advisory fees.

•

Our life insurance business decreased $6 million mainly due to lower cost of insurance charges attributable to higher mortality and surrenders. This was partially offset by higher surrender fee income.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business decreased $10 million largely due to a decrease in reserves of our life-contingent spread-based products, partially offset by an increase in our guaranteed minimum benefit liability for our variable annuity contracts driven by the unfavorable volatility in the equity markets.

•

Our life insurance business increased $15 million principally attributable to growth of our term life insurance in-force block and an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies in the current year, partially offset by lower persistency in term life insurance as compared to the prior year.

•

Our long-term care insurance business increased $79 million mainly as a result of the aging and growth of the in-force block. Partially offsetting the increase was an $8 million update in factors associated with mortality notifications in the current year.

Interest credited

•

Our retirement income business decreased $30 million from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•	Our institutional business decreased $89 million mainly attributable to the impact of lower short-term rates on interest paid on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our wealth management business increased $9 million attributable to higher asset-based expenses as a result of the growth of average assets under management.

•	Our retirement income business increased $9 million primarily driven by growth in our Income Distribution Series products.

•	Our life insurance business increased $9 million primarily from higher expenses from growth of our in-force business.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $35 million due to a decrease in amortization of deferred acquisition costs for our spread-based retail products as a result of higher net investment losses and an improvement in lapse rates in the current year. Our fee-based products also decreased from lower amortization as a result of hedge losses related to our guaranteed minimum withdrawal benefit product that was partially offset by higher amortization attributable to growth in our Income Distribution Series products.

•

Our life insurance business increased $6 million from continued growth of insurance in-force, a policy valuation system input correction in a small block of term life insurance policies in the current year and lower persistency.

Interest expense. Interest expense in our life insurance business decreased $8 million from a decrease in average floating rates paid on our non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate decreased to (33.9)% for the six months ended June 30, 2008 from 35.1% for the six months ended June 30, 2007. This decrease in the effective tax rate was primarily attributable to lower expected full year pre-tax income, partially offset by favorable examination development benefits in 2008 on a pre-tax loss.

Retirement and Protection selected financial and operating performance measures

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Assets under management, beginning of period	$20,461	$18,806	$21,584	$17,293
Gross flows	1,405	1,759	2,685	3,471
Redemptions	(1,044)	(494)	(2,124)	(925)

Net flows	361	1,265	561	2,546
Market performance	(537)	612	(1,860)	844

Assets under management, end of period	$20,285	$20,683	$20,285	$20,683

Wealth management results represent AssetMark Investment Services, Inc., Genworth Financial Advisors Corporation, Genworth Financial Asset Management, Inc., Genworth Financial Trust Company and Capital Brokerage Corporation.

The decrease in these assets was primarily due to unfavorable equity market performance in the current year.

Retirement income

Fee-based retail products

The following table sets forth selected financial performance measures regarding our fee-based retail products as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$4,877	$2,813	$4,535	$2,402
Deposits	596	482	1,191	903
Surrenders, benefits and product charges	(112)	(66)	(217)	(126)

Net flows	484	416	974	777
Interest credited and investment performance	(53)	132	(201)	182

Account value, net of reinsurance, end of period	$5,308	$3,361	$5,308	$3,361

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,241	$1,905	$2,345	$1,780
Deposits	105	149	213	279
Surrenders, benefits and product charges	(63)	(56)	(122)	(97)

Net flows	42	93	91	182
Interest credited and investment performance	(5)	100	(158)	136

Account value, net of reinsurance, end of period	$2,278	$2,098	$2,278	$2,098

Variable life insurance
Account value, beginning of period	$371	$396	$403	$391
Deposits	5	7	10	12
Surrenders, benefits and product charges	(10)	(14)	(20)	(26)

Net flows	(5)	(7)	(10)	(14)
Interest credited and investment performance	7	19	(20)	31

Account value, end of period	$373	$408	$373	$408

(1)

The Income Distribution Series products are comprised of our retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales growth of our guaranteed minimum withdrawal for life benefit rider, partially offset by unfavorable volatility in the equity markets.

Traditional variable annuities

In our traditional variable annuities, the increase in assets under management was principally the result of continued sales growth, partially offset by unfavorable volatility in the equity markets.

Spread-based retail products

The following table sets forth selected financial performance measures regarding our spread-based retail products as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Fixed annuities
Account value, net of reinsurance, beginning of period	$12,141	$13,522	$12,073	$13,972
Deposits	333	144	769	351
Surrenders, benefits and product charges	(449)	(899)	(923)	(1,680)

Net flows	(116)	(755)	(154)	(1,329)
Interest credited	105	119	211	243

Account value, net of reinsurance, end of period	$12,130	$12,886	$12,130	$12,886

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,781	$6,261	$6,668	$6,174
Premiums and deposits	188	261	479	498
Surrenders, benefits and product charges	(278)	(240)	(545)	(474)

Net flows	(90)	21	(66)	24
Interest credited	90	85	179	169

Account value, net of reinsurance, end of period	$6,781	$6,367	$6,781	$6,367

Structured settlements
Account value, net of reinsurance, beginning of period	$1,105	$1,058	$1,103	$1,011
Premiums and deposits	1	30	3	77
Surrenders, benefits and product charges	(13)	(15)	(27)	(29)

Net flows	(12)	15	(24)	48
Interest credited	14	15	28	29

Account value, net of reinsurance, end of period	$1,107	$1,088	$1,107	$1,088

Total premiums from spread-based retail products	$111	$151	$278	$305

Total deposits on spread-based retail products	$411	$284	$973	$621

Fixed annuities

Surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. During 2008, the yield curve steepened and certain fixed annuities became more attractive relative to investment alternatives, such as certificates of deposit.

Single premium immediate annuities

The account value, net of reinsurance, increased primarily due to the negative net flows being entirely offset by interest credited on the account values.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected financial performance measures regarding our institutional business as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Account value, beginning of period	$10,655	$10,724	$10,982	$10,483
Deposits(1)	1,128	1,107	1,379	1,829
Surrenders and benefits(1)	(1,099)	(460)	(1,826)	(1,089)

Net flows	29	647	(447)	740
Interest credited	96	147	213	288
Foreign currency translation	(7)	(3)	25	4

Account value, end of period	$10,773	$11,515	$10,773	$11,515

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the three months ended June 30, 2008 and 2007, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $195 million and $100 million, respectively. For the six months ended June 30, 2008 and 2007, surrenders and deposits that were redeposited and are now reflected under “Deposits” amounted to $295 million and $200 million, respectively.

The decrease in account values was primarily the result of scheduled maturities of fixed GICs. For the three and six months ended June 30, 2008, deposits for our FABNs and funding agreements decreased as a result of lower sales of these products given the current credit market environment. This was partially offset by an issuance of additional GMTNs of $500 million in the second quarter of 2008. The decrease in interest credited was driven by lower crediting rates on our floating rate products attributable to a decrease in short-term interest rates compared to 2007.

See “—Trends and conditions affecting our segments” for further discussion of the impact of the current credit market condition on FABNs and funding agreements.

Life insurance

The following table sets forth selected financial and operating performance measures regarding our life insurance business as of or for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Term life insurance
Net earned premiums	$245	$231	$14	6%	$481	$460	$21	5%
Annualized first-year premiums	25	29	(4)	(14)%	48	58	(10)	(17)%

Universal and whole life insurance
Net earned premiums and deposits	$141	$134	$7	5%	$284	$277	$7	3%
Universal life annualized first-year deposits	14	15	(1)	(7)%	27	26	1	4%
Universal life excess deposits	46	41	5	12%	89	89	—	—%

Total life insurance
Net earned premiums and deposits	$386	$365	$21	6%	$765	$737	$28	4%
Annualized first-year premiums	25	29	(4)	(14)%	48	58	(10)	(17)%
Annualized first-year deposits	14	15	(1)	(7)%	27	26	1	4%
Excess deposits	46	41	5	12%	89	89	—	—%

	As of June 30,		Percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Term life insurance
Life insurance in-force, net of reinsurance	$481,430	$449,654	7%
Life insurance in-force before reinsurance	621,221	610,071	2%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$42,833	$41,303	4%
Life insurance in-force before reinsurance	51,851	50,290	3%

Total life insurance
Life insurance in-force, net of reinsurance	$524,263	$490,957	7%
Life insurance in-force before reinsurance	673,072	660,361	2%

Term life insurance

The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year deposits were relatively flat as the overall universal life insurance market was flat. We had slight growth in the six months ended June 30, 2008 attributable to our crediting rates being more attractive relative to the falling interest rates in the market. The in-force block remained flat mainly as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

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

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Net earned premiums:
Long-term care	$459	$430	$29	7%	$902	$849	$53	6%
Medicare supplement and other	65	68	(3)	(4)%	133	134	(1)	(1)%

Total	$524	$498	$26	5%	$1,035	$983	$52	5%

Annualized first-year premiums and deposits	$66	$54	$12	22%	$128	$106	$22	21%

Net earned premiums increased primarily due to growth in the individual long-term care insurance in-force block from new sales, offset by a decrease in Medicare supplement insurance net earned premiums.

The increase in annualized first-year premiums and deposits was primarily attributable to growth in our individual long-term care insurance, linked-benefits product and Medicare supplement insurance.

International segment

Segment results of operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the results of operations relating to our International segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$628	$509	$119	23%
Net investment income	148	113	35	31%
Net investment gains (losses)	25	(5)	30	NM (1)
Insurance and investment product fees and other	7	7	—	—%

Total revenues	808	624	184	29%

Benefits and expenses:
Benefits and other changes in policy reserves	160	112	48	43%
Acquisition and operating expenses, net of deferrals	273	229	44	19%
Amortization of deferred acquisition costs and intangibles	97	86	11	13%
Interest expense	8	10	(2)	(20)%

Total benefits and expenses	538	437	101	23%

Income from continuing operations before income taxes	270	187	83	44%
Provision for income taxes	71	48	23	48%

Net income	199	139	60	43%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(16)	3	(19)	NM (1)

Net operating income	$183	$142	$41	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
International mortgage insurance	$134	$107	$27	25%
Payment protection insurance	49	35	14	40%

Total net operating income	$183	$142	$41	29%

Net operating income

•

The three months ended June 30, 2008 included increases of $14 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia.

•	The increase in our payment protection insurance business was primarily associated with growth in Europe, a lower effective tax rate and continued expansion into new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $58 million and our payment protection insurance business increased $61 million.

•

The three months ended June 30, 2008 included increases of $23 million and $37 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven primarily by the growth and aging of our international in-force block of business.

•

The increase in our payment protection insurance business was primarily attributable to growth in Europe, an increase in structured transactions and continued expansion into new markets, largely in Poland and Mexico. These increases were partially offset by a decrease in the U.K. from reduced levels of consumer lending and lower single-premium sales pending anticipated clarifications of related new business regulations and a decrease in our runoff block of business.

Net investment income

•	Our international mortgage insurance business increased $28 million and our payment protection insurance business increased $7 million.

•

The three months ended June 30, 2008 included increases of $10 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely due to an increase in average invested assets associated with growth of the business. Additionally, beginning in the third quarter of 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

•

The increase in our payment protection insurance business was principally attributable to an increase in average invested assets as a result of growth in new business and an increase in business accounted for under the deposit method of accounting.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $23 million and our payment protection insurance business increased $25 million.

•

The three months ended June 30, 2008 included increases of $9 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by increased reserves in Canada as a result of increased reserves per delinquency reflecting higher loan balances. There were also increased losses in Europe, particularly in Spain, from higher delinquencies. Partially offsetting these increases was the decline in losses in Australia as a result of improving delinquency trends.

•	The increase in our payment protection insurance business was largely due to an increase in claim reserves resulting from an increase in business from structured transactions and growth in Europe.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $11 million and our payment protection insurance business increased $33 million.

•

The three months ended June 30, 2008 included increases of $3 million and $21 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business in 2007 and growth in our international businesses.

•

The increase in our payment protection insurance business was largely driven by an increase in commissions driven by growth of the business and an increase in operating expenses was partially offset by a decrease in profit commissions from a shift to more single premium business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $6 million and our payment protection insurance business increased $5 million.

•

The three months ended June 30, 2008 included increases of $2 million and $6 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•

Excluding the effects of foreign exchange, our payment protection insurance business was relatively flat as a decrease in U.K. from reduced levels of consumer lending, was partially offset by growth in Europe and an increase in structured transactions.

Provision for income taxes. The effective tax rate increased to 26.3% for the three months ended June 30, 2008 from 25.7% for the three months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to tax benefits related to our foreign subsidiaries’ capital structure in the prior year, partially offset by an increase in lower taxed foreign income and a favorable examination development in the current year. The three months ended June 30, 2008 also included increases of $6 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the results of operations relating to our International segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,237	$1,002	$235	23%
Net investment income	286	201	85	42%
Net investment gains (losses)	18	(5)	23	NM (1)
Insurance and investment product fees and other	18	13	5	38%

Total revenues	1,559	1,211	348	29%

Benefits and expenses:
Benefits and other changes in policy reserves	323	219	104	47%
Acquisition and operating expenses, net of deferrals	531	453	78	17%
Amortization of deferred acquisition costs and intangibles	200	173	27	16%
Interest expense	15	14	1	7%

Total benefits and expenses	1,069	859	210	24%

Income from continuing operations before income taxes	490	352	138	39%
Provision for income taxes	135	90	45	50%

Net income	355	262	93	35%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(12)	3	(15)	NM (1)

Net operating income	$343	$265	$78	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
International mortgage insurance	$256	$201	$55	27%
Payment protection insurance	87	64	23	36%

Total net operating income	$343	$265	$78	29%

Net operating income

•

The six months ended June 30, 2008 included increases of $33 million and $11 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia.

•	The increase in our payment protection insurance business was primarily associated with growth in Europe and continued expansion into new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $132 million and our payment protection insurance business increased $103 million.

•

The six months ended June 30, 2008 included increases of $57 million and $69 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven primarily by the growth and aging of our international in-force block of business.

•

The increase in our payment protection insurance business was primarily attributable to growth in Europe, an increase in structured transactions and continued expansion into new markets, largely in Poland and Mexico. These increases were partially offset by a decrease in the U.K. from reduced levels of consumer lending and lower single-premium sales pending anticipated clarifications of related new business regulations and a decrease in our runoff block of business.

Net investment income

•	Our international mortgage insurance business increased $64 million and our payment protection insurance business increased $21 million.

•

The six months ended June 30, 2008 included increases of $21 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was largely due to an increase in average invested assets associated with growth of the business. Additionally, beginning in the third quarter of 2007, we reclassified fees associated with a government-mandated reserve for our Canadian mortgage insurance business previously presented as a reduction in net investment income to acquisition and operating expenses.

•

The increase in our payment protection insurance business was principally attributable to an increase in average invested assets as a result of growth in new business and an increase in business accounted for under the deposit method of accounting.

Insurance and investment product fees and other. The increase was primarily related to our payment protection insurance business as a result of a reinsurance agreement that was finalized in the first quarter of 2008 and an increase of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $65 million and our payment protection insurance business increased $39 million.

•

The six months ended June 30, 2008 included increases of $22 million and $14 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily driven by higher delinquencies in Canada and increased reserves as a result of increased reserves per delinquency reflecting higher loan balances There were also increased losses in Europe, particularly in Spain, from higher delinquencies. Partially offsetting these increases was the decline in losses in Australia as a result of improving delinquency trends.

•	The increase in our payment protection insurance business was largely due to an increase in claim reserves resulting from an increase in business from structured transactions and growth in Europe.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $26 million and our payment protection insurance business increased $52 million.

•

The six months ended June 30, 2008 included increases of $7 million and $41 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business in 2007 and growth in our international businesses.

•

The increase in our payment protection insurance business was largely due to an increase in commissions driven by growth of the business and an increase in operating expenses. Partially offsetting these increases was a decrease in profit commissions from a shift to a more single premium business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $12 million and our payment protection insurance business increased $15 million.

•

The six months ended June 30, 2008 included increases of $4 million and $9 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•

The increase in our payment protection insurance business was primarily from an increase in structured transactions and higher insurance in-force, partially offset from a decrease in the U.K. from reduced levels of consumer lending.

Provision for income taxes. The effective tax rate increased to 27.6% for the six months ended June 30, 2008 from 25.6% for the six months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to tax benefits related to our foreign subsidiaries’ capital structure in the prior year, partially offset by an increase in lower taxed foreign income and a favorable examination development in the current year. The six months ended June 30, 2008 also included increases of $13 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and payment protection insurance businesses, respectively.

International selected financial and operating performance measures

International mortgage insurance

The following tables set forth selected financial and operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$515,500	$414,900	$100,600	24%
Risk in-force	164,100	131,600	32,500	25%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
New insurance written	$21,500	$44,500	$(23,000)	(52)%	$42,300	$72,700	$(30,400)	(42)%
Net premiums written	292	428	(136)	(32)%	537	750	(213)	(28)%
Net premiums earned	253	195	58	30%	500	368	132	36%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ended June 30, 2008, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of an increase in new insurance written as we continue to execute our global expansion strategy. Our international mortgage insurance primary insurance in-force included an increase of $45.7 billion attributable to changes in foreign exchange rates as of June 30, 2008.

New insurance written

New insurance written decreased attributable to declining new business in Europe where we are taking a more conservative stance, slowing originations markets in Canada and Australia and lower bulk new insurance written in Canada and Australia. The three and six months ended June 30, 2008 included increases of $2.1 billion and $4.8 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2008, our unearned premium reserves increased to $3.5 billion, including $266 million attributable to changes in foreign exchange rates, from $2.9 billion as of June 30, 2007.

Net premiums written decreased primarily due to a decrease in new insurance written in our international mortgage insurance business driven by slowing originations markets in Canada and Australia. The three and six months ended June 30, 2008 included increases of $26 million and $59 million, respectively, attributable to changes in foreign exchange rates.

Net premiums earned increased primarily by the growth and aging of our international in-force block of business. The three and six months ended June 30, 2008 included increases of $23 million and $57 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Loss ratio	33%	31%	2%	35%	30%	5%
Expense ratio	25%	13%	12%	28%	15%	13%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

The increase in the loss ratio was attributable to higher incurred losses primarily from the seasoning of large blocks of insurance in-force, a slowing housing market in certain regions of Canada and increased losses from higher delinquencies in Europe, particularly in Spain.

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

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2008	December 31, 2007
Primary insurance
Insured loans in-force	2,880,895	2,789,750
Delinquent loans	17,215	14,821
Percentage of delinquent loans (delinquency rate)	0.60%	0.53%

Flow loans in-force	2,348,860	2,263,132
Flow delinquent loans	15,877	13,843
Percentage of flow delinquent loans (delinquency rate)	0.68%	0.61%

Bulk loans in-force	532,035	526,618
Bulk delinquent loans(1)	1,338	978
Percentage of bulk delinquent loans (delinquency rate)	0.25%	0.19%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 934 and 646 as of June 30, 2008 and December 31, 2007, respectively.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

(Amounts in millions)	June 30, 2008	December 31, 2007(1)
Loan-to-value ratio
95.01% and above	$34,080	$30,270
90.01% to 95.00%	36,431	33,894
80.01% to 90.00%	35,787	32,965
80.00% and below	57,792	54,268

Total	$164,090	$151,397

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

Payment protection insurance

The following table sets forth selected financial and operating performance measures regarding our payment protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Payment protection insurance gross written premiums, premium equivalents and deposits	$721	$868	$(147)	(17)%	$1,360	$1,454	$(94)	(6)%
Mexico operations gross written premiums	20	18	2	11%	41	37	4	11%
Net earned premiums	375	314	61	19%	737	634	103	16%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations decreased mainly attributable to a decline in the U.K. market, partially offset by increased sales growth in Europe and continued market penetration in new markets. The three and six months ended June 30, 2008 included increases of $77 million and $138 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

The increase in our payment protection insurance business was primarily attributable to growth in Europe, an increase in structured transactions in the prior year and continued expansion into new markets. These increases were partially offset by continued regulatory pressures and our runoff block of business. The three and six months ended June 30, 2008 included increases of $37 million and $69 million, respectively, attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$190	$148	$42	28%
Net investment income	36	36	—	—%
Net investment gains (losses)	1	—	1	NM (1)
Insurance and investment product fees and other	11	10	1	10%

Total revenues	238	194	44	23%

Benefits and expenses:
Benefits and other changes in policy reserves	295	60	235	NM (1)
Acquisition and operating expenses, net of deferrals	36	34	2	6%
Amortization of deferred acquisition costs and intangibles	11	8	3	38%

Total benefits and expenses	342	102	240	NM (1)

Income (loss) from continuing operations before income taxes	(104)	92	(196)	NM (1)
Provision (benefit) for income taxes	(45)	26	(71)	NM (1)

Net income (loss)	(59)	66	(125)	(189)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income (loss)	$(59)	$66	$(125)	(189)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

Our U.S. mortgage insurance segment had a net operating loss in the second quarter of 2008 mainly as a result of a significant increase in incurred losses. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and by a reinsurance credit under our lender captive reinsurance arrangements. Additionally, we had an income tax benefit for the second quarter of 2008.

Revenues

Premiums increased primarily driven by an increase in demand for flow private mortgage insurance, our expansion of market share and higher persistency of our in-force block. Our flow persistency rose to 85% for the three months ended June 30, 2008 from 78% in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $183 million net change in reserves and a $51 million increase in paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the rate at which these delinquencies progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in the 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus and Alt-A products. We continued experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $110 million under our captive reinsurance arrangements.

Provision (benefit) for income taxes. The effective tax rate increased to (43.3)% for the three months ended June 30, 2008 from 28.3% for the three months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to the tax favored investment income and a pre-tax loss.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$373	$285	$88	31%
Net investment income	73	73	—	—%
Net investment gains (losses)	2	—	2	NM (1)
Insurance and investment product fees and other	19	17	2	12%

Total revenues	467	375	92	25%

Benefits and expenses:
Benefits and other changes in policy reserves	554	112	442	NM (1)
Acquisition and operating expenses, net of deferrals	73	66	7	11%
Amortization of deferred acquisition costs and intangibles	20	16	4	25%

Total benefits and expenses	647	194	453	NM (1)

Income (loss) from continuing operations before income taxes	(180)	181	(361)	(199)%
Provision (benefit) for income taxes	(86)	50	(136)	NM (1)

Net income (loss)	(94)	131	(225)	(172)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	NM (1)

Net operating income (loss)	$(95)	$131	$(226)	(173)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

Our U.S. mortgage insurance segment had a net operating loss for the six months ended June 30, 2008 mainly as a result of a significant increase in incurred losses. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and by a reinsurance credit under our captive reinsurance arrangements. Additionally, we had an income tax benefit for the six months ended June 30, 2008.

Revenues

Premiums increased primarily driven by an increase in demand for flow private mortgage insurance, our expansion of market share and higher persistency of our in-force block. Our flow persistency rose to 83% for the six months ended June 30, 2008 from 78% in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $344 million net change in reserves and a $97 million increase in paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the rate at which these delinquencies progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in the 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus and Alt-A products. We continued experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $129 million under our captive reinsurance arrangements.

Acquisition and operating expenses increased primarily as a result of increased net premiums written and an increase in operating expenses as a result of business growth.

Provision (benefit) for income taxes. The effective tax rate increased to (47.8)% for the six months ended June 30, 2008 from 27.6% for the six months ended June 30, 2007. This increase in the effective tax rate was primarily attributable to the tax favored investment income and a pre-tax loss.

U.S. Mortgage Insurance selected financial and operating performance measures

The following tables set forth selected financial and operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$174,900	$135,500	$39,400	29%
Risk in-force	36,400	26,100	10,300	39%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
New insurance written	$14,600	$22,100	$(7,500)	(34)%	$29,800	$35,200	$(5,400)	(15)%
Net premiums written	214	152	62	41%	416	292	124	42%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 83% and 78% for the six months ended June 30, 2008 and 2007, respectively. We believe that increased persistency will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflects increases in our flow product writings largely attributable to increased market penetration.

New insurance written

New insurance written decreased as a result of bulk writings that occurred in second quarter of 2007 that did not recur in the current period.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force and higher policy persistency.

Loss and expense ratios

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Loss ratio	155%	41%	114%	149%	39%	110%
Expense ratio	22%	27%	(5)%	22%	28%	(6)%

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

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
Primary insurance
Insured loans in-force	1,034,697	963,218	858,550
Delinquent loans	57,805	40,959	25,056
Percentage of delinquent loans (delinquency rate)	5.59%	4.25%	2.92%

Flow loans in-force	849,292	769,481	674,730
Flow delinquent loans	46,700	35,489	22,970
Percentage of flow delinquent loans (delinquency rate)	5.50%	4.61%	3.40%

Bulk loans in-force	185,405	193,737	183,820
Bulk delinquent loans(1)	11,105	5,470	2,086
Percentage of bulk delinquent loans (delinquency rate)	5.99%	2.82%	1.13%

A minus and sub-prime loans in-force	110,979	109,262	89,023
A minus and sub-prime delinquent loans	16,171	12,863	7,646
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	14.57%	11.77%	8.59%

Pool insurance
Insured loans in-force	20,266	19,081	20,653
Delinquent loans	464	428	398
Percentage of delinquent loans (delinquency rate)	2.29%	2.24%	1.93%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,475 as of June 30, 2008, 2,404 as of December 31, 2007 and 881 as of June 30, 2007.

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

	Percent of primary risk in-force as of June 30, 2008	Delinquency rate
		June 30, 2008	December 31, 2007	June 30, 2007
By Region:
Southeast(1)	24%	7.54%	5.48%	3.33%
South Central(2)	17	4.52%	3.63%	2.73%
Northeast(3)	13	4.52%	3.99%	3.12%
Pacific(4)	12	7.11%	3.51%	1.59%
North Central(5)	11	4.55%	3.71%	2.70%
Great Lakes(6)	8	6.12%	5.60%	4.42%
Plains(7)	6	3.13%	2.87%	2.26%
Mid-Atlantic(8)	5	4.60%	3.23%	2.05%
New England(9)	4	4.83%	3.81%	2.55%

Total	100%	5.59%	4.25%	2.92%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of June 30, 2008	Delinquency rate
		June 30, 2008	December 31, 2007	June 30, 2007
By State:
Florida	9%	12.57%	7.04%	2.95%
Texas	7%	4.02%	3.80%	3.20%
California	6%	9.28%	4.24%	1.40%
New York	6%	3.42%	3.18%	2.46%
Illinois	5%	5.30%	4.06%	3.06%
Georgia	4%	6.72%	5.91%	4.00%
North Carolina	4%	4.31%	4.16%	3.38%
Pennsylvania	4%	5.05%	4.73%	3.90%
New Jersey	4%	5.95%	4.51%	3.28%
Arizona	3%	7.27%	3.77%	1.79%

Corporate and Other

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the results of operations relating to Corporate and Other activities:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$6	$5	$1	20%
Net investment income	14	15	(1)	(7)%
Net investment gains (losses)	(33)	(1)	(32)	NM (1)
Insurance and investment product fees and other	2	(1)	3	NM (1)

Total revenues	(11)	18	(29)	(161)%

Expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	13	10	3	30%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	63	63	—	—%

Total benefits and expenses	78	75	3	4%

Loss from continuing operations before income taxes	(89)	(57)	(32)	(56)%
Benefit for income taxes	(7)	(20)	13	65%

Loss from continuing operations	(82)	(37)	(45)	(122)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	20	—	20	NM (1)

Net operating loss	$(62)	$(37)	$(25)	(68)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss increased from a lower income tax benefit. The decrease in the income tax benefit was related to tax expenses allocated to Corporate and Other activities which offset tax benefits reported by the operating business segments.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the results of operations relating to Corporate and Other activities:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$11	$12	$(1)	(8)%
Net investment income	34	30	4	13%
Net investment gains (losses)	(43)	(1)	(42)	NM (1)
Insurance and investment product fees and other	4	1	3	NM (1)

Total revenues	6	42	(36)	(86)%

Expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Acquisition and operating expenses, net of deferrals	19	31	(12)	(39)%
Amortization of deferred acquisition costs and intangibles	3	15	(12)	(80)%
Interest expense	121	123	(2)	(2)%

Total benefits and expenses	144	170	(26)	(15)%

Loss from continuing operations before income taxes	(138)	(128)	(10)	(8)%
Benefit for income taxes	(7)	(44)	37	84%

Loss from continuing operations	(131)	(84)	(47)	(56)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	27	—	27	NM (1)
Expenses related to reorganization, net of taxes	—	14	(14)	(100)%

Net operating loss	$(104)	$(70)	$(34)	(49)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to a decrease in the income tax benefit from tax expenses allocated to Corporate and Other activities which offset tax benefits reported by the operating business segments. The prior year included non-operating expenses related to reorganization of $13 million pre-tax impairment of internal-use software and $8 million pre-tax severance and other employee termination related expenses.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.4%	$715	6.0%	$792	(0.6)%	$(77)
Fixed maturity securities—non-taxable	4.5%	26	4.6%	26	(0.1)%	—
Commercial mortgage loans	6.2%	136	6.2%	134	—%	2
Equity securities	10.3%	10	16.1%	7	(5.8)%	3
Other invested assets	3.3%	12	10.0%	22	(6.7)%	(10)
Policy loans	9.2%	40	9.2%	36	—%	4
Cash, cash equivalents and short-term investments	3.3%	41	5.0%	32	(1.7)%	9

Gross investment income before expenses and fees	5.4%	980	6.0%	1,049	(0.6)%	(69)
Expenses and fees	(0.1)%	(27)	(0.1)%	(25)	—%	(2)

Net investment income	5.3%	$953	5.9%	$1,024	(0.6)%	$(71)

	Six months ended June 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.5%	$1,479	5.9%	$1,566	(0.4)%	$(87)
Fixed maturity securities—non-taxable	4.5%	51	4.7%	51	(0.2)%	—
Commercial mortgage loans	6.3%	279	6.2%	264	0.1%	15
Equity securities	10.8%	20	15.6%	14	(4.8)%	6
Other invested assets	5.3%	36	8.0%	32	(2.7)%	4
Policy loans	9.2%	79	9.0%	70	0.2%	9
Cash, cash equivalents and short-term investments	3.1%	66	4.6%	59	(1.5)%	7

Gross investment income before expenses and fees	5.6%	2,010	6.0%	2,056	(0.4)%	(46)
Expenses and fees	(0.2)%	(55)	(0.1)%	(48)	(0.1)%	(7)

Net investment income	5.4%	$1,955	5.9%	$2,008	(0.5)%	$(53)

Yields for fixed maturity and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and six months ended June 30, 2008, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we are holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$49	$3	$63	$8
Realized losses on sale	(25)	(35)	(35)	(59)
Impairments	(552)	(14)	(739)	(14)
Net unrealized gains (losses) on trading securities	2	(1)	(5)	1
Derivatives	8	(3)	(26)	(4)
Commercial mortgage loans	(2)	(1)	—	(2)
Other	2	—	(2)	—

Net investment gains (losses)	$(518)	$(51)	$(744)	$(70)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

•

For the three months ended June 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $221 million of credit and/or cash flow related impairments and $331 million related to a change in intent to hold securities to recovery. Total impairments included $501 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. These losses were partially offset by gains on the disposition of available-for-sale securities for portfolio repositioning activities.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2008 and 2007 was $377 million and $1,425 million, respectively, which was approximately 96% and 97%, respectively, of book value. The loss on sales of securities in the three months ended June 30, 2008 was primarily driven by the higher interest rate environment, including the widening of credit spreads.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

•

For the six months ended June 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $408 million of credit and/or cash flow related impairments and $331 million related to a change in intent to hold securities to recovery. Total impairments included $617 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first half of 2008. These losses were partially offset by gains on the disposition of available-for-sale securities for portfolio repositioning activities.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2008 and 2007 was $821 million and $2,494 million, respectively, which was approximately 97% of book value. The loss on sales of securities in the six months ended June 30, 2008 was primarily driven by the higher interest rate environment, including the widening of credit spreads.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$37,964	52%	$39,896	54%
Private	13,923	19	15,258	21
Commercial mortgage loans	8,573	12	8,953	12
Other invested assets	4,614	6	4,676	6
Policy loans	1,806	2	1,651	2
Equity securities, available-for-sale	409	1	366	1
Cash and cash equivalents	5,861	8	3,091	4

Total cash, cash equivalents and invested assets	$73,150	100%	$73,891	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of June 30, 2008, approximately 9% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$51,887	$—	$47,206	$4,681
Equity securities, available-for-sale	409	30	370	9
Other invested assets(a)	3,397	—	2,988	409

Total investments	$55,693	$30	$50,564	$5,099

(a)	Includes derivatives, trading securities and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables present additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of April 1, 2008	$4,770	$28	$401	$5,199
Total realized and unrealized gains (losses):
Included in net income (loss)	(403)	—	(19)	(422)
Included in other comprehensive income (loss)	214	2	—	216
Purchases, sales, issuances and settlements, net	(233)	(21)	27	(227)
Transfers in (out) of Level 3	333	—	—	333

Ending balance as of June 30, 2008	$4,681	$9	$409	$5,099

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(404)	$—	$(20)	$(424)

(a)	Includes certain trading securities and derivatives.

	Six months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(498)	1	16	(481)
Included in other comprehensive income (loss)	(190)	—	—	(190)
Purchases, sales, issuances and settlements, net	(258)	(23)	62	(219)
Transfers in (out) of Level 3	833	1	12	846

Ending balance as of June 30, 2008	$4,681	$9	$409	$5,099

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(499)	$—	$16	$(483)

(a)	Includes certain trading securities and derivatives.

As included in the Level 3 tables above for the three and six months ended June 30, 2008, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $189 million and $688 million, respectively, primarily as a result of a decrease in fair value of mortgage-backed and asset-backed securities. The sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of June 30, 2008 but was not previously classified as Level 3. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

During the current period, market inputs changed for certain structured securities valued using industry-standard pricing methodologies. The current market conditions for these securities have resulted in little, or no, trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	June 30, 2008		December 31, 2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$531	1%	$594	1%
Tax exempt	2,372	5	2,228	4
Government—non U.S.	2,796	5	2,432	4
U.S. corporate	22,228	43	23,563	43
Corporate—non U.S.	12,411	24	12,579	23
Mortgage-backed(1)	7,478	14	8,525	15
Asset-backed(1)	4,071	8	5,233	10

Total fixed maturity securities	$51,887	100%	$55,154	100%

(1)

As of June 30, 2008 and December 31, 2007, we had $3,712 million and $4,902 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $963 million and $1,486 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $762 million and $1,449 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$519	$18	$(6)	$531
Tax exempt	2,393	54	(75)	2,372
Government—non U.S.	2,767	73	(44)	2,796
U.S. corporate	23,315	254	(1,341)	22,228
Corporate—non U.S.	12,956	70	(615)	12,411
Mortgage and asset-backed	12,934	80	(1,465)	11,549

Total fixed maturity securities	54,884	549	(3,546)	51,887
Equity securities	414	25	(30)	409

Total available-for-sale securities	$55,298	$574	$(3,576)	$52,296

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through June 30, 2008 were primarily a result of continued widening spreads in 2008, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$436	$—	$(51)	$385
AA	354	—	(125)	229

Subtotal	790	—	(176)	614
A	242	—	(99)	143
BBB	96	—	(35)	61
BB	113	—	(45)	68
B	66	—	(22)	44
Caa and lower	33	1	(3)	31
In or near default	2	—	—	2

Total sub-prime securities	$1,342	$1	$(380)	$963

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$808	$2	$(51)	$759
AA	478	—	(149)	329

Subtotal	1,286	2	(200)	1,088
A	466	—	(147)	319
BBB	85	—	(13)	72
BB	6	—	(1)	5
B	2	—	—	2

Total sub-prime securities	$1,845	$2	$(361)	$1,486

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of June 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$250	$—	$—	$250
2005	311	—	—	311
2006	307	—	—	307
2007	95	—	—	95

Total sub-prime securities	$963	$—	$—	$963

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$586	$—	$(114)	$472
AA	144	—	(52)	92

Subtotal	730	—	(166)	564
A	186	1	(76)	111
BBB	95	—	(44)	51
BB	25	—	(11)	14
B	18	—	(3)	15
Caa and lower	3	1	—	4
In or near default	3	—	—	3

Total Alt-A securities	$1,060	$2	$(300)	$762

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$746	$1	$(28)	$719
AA	462	3	(42)	423

Subtotal	1,208	4	(70)	1,142
A	328	—	(54)	274
BBB	42	—	(11)	31
B	1	—	—	1
Caa and lower	1	—	—	1

Total Alt-A securities	$1,580	$4	$(135)	$1,449

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of June 30, 2008 were primarily a result of continued widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of June 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$179	$—	$166	$13
2005	325	—	287	38
2006	184	—	129	55
2007	74	—	58	16

Total Alt-A securities	$762	$—	$640	$122

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,705	$19	$(191)	$3,533
AA	676	—	(96)	580

Subtotal	4,381	19	(287)	4,113
A	560	1	(93)	468
BBB	222	5	(51)	176
BB	65	3	(9)	59
B	17	1	(2)	16
Caa and lower	33	—	(3)	30
In or near default	2	1	—	3

Total commercial mortgage-backed securities	$5,280	$30	$(445)	$4,865

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,771	$44	$(69)	$3,746
AA	717	—	(41)	676

Subtotal	4,488	44	(110)	4,422
A	494	1	(46)	449
BBB	297	5	(25)	277
BB	57	4	(3)	58
B	23	5	(1)	27
Caa and lower	30	1	(2)	29
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,390	$60	$(187)	$5,263

As of June 30, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,495	$—	$2,364	$131
2005	512	—	447	65
2006	1,050	—	807	243
2007	808	—	574	234

Total commercial mortgage-backed securities	$4,865	$—	$4,192	$673

As of June 30, 2008, the fair value of all mortgage-backed and asset backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$1,115	$—	$995	$120
2005	880	—	786	94
2006	1,332	—	1,170	162
2007	1,538	—	998	540
2008	94	—	94	—

Total other mortgage-backed and asset-backed securities	$4,959	$—	$4,043	$916

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$214	$(6)	21	$—	$—	—
Tax exempt	665	(33)	214	199	(42)	38
Government—non U.S.	879	(37)	204	111	(7)	34
U.S. corporate	9,067	(534)	968	6,420	(807)	566
Corporate—non U.S.	5,393	(256)	856	4,256	(359)	407
Mortgage and asset-backed	5,396	(526)	611	4,667	(939)	767

Subtotal, fixed maturity securities	21,614	(1,392)	2,874	15,653	(2,154)	1,812
Equity securities	238	(28)	26	19	(2)	2

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

% Below cost—fixed maturity securities:
<20% Below cost	$20,781	$(977)	2,687	$13,964	$(1,251)	1,433
20-50% Below cost	775	(313)	158	1,540	(634)	288
>50% Below cost	58	(102)	29	149	(269)	91

Total fixed maturity securities	21,614	(1,392)	2,874	15,653	(2,154)	1,812

% Below cost—equity securities:
<20% Below cost	218	(20)	19	16	(1)	1
20-50% Below cost	20	(8)	7	3	(1)	1

Total equity securities	238	(28)	26	19	(2)	2

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

Investment grade	$20,734	$(1,317)	2,615	$14,757	$(1,976)	1,604
Below investment grade	1,052	(96)	261	898	(173)	202
Not rated—fixed maturity securities	44	(1)	15	17	(7)	8
Not rated—equities	22	(6)	9	—	—	—

Total temporarily impaired securities	$21,852	$(1,420)	2,900	$15,672	$(2,156)	1,814

The investment securities in an unrealized loss position as of June 30, 2008 consisted of 4,714 securities and accounted for unrealized losses of $3,576 million. Of these unrealized losses of $3,576 million, 92% were investment grade (rated AAA through BBB-) and 63% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 37% of investment securities that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We are comfortable with the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2008, 380 securities were 20% or more below cost, of which 44 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $101 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms. We expect to collect full principal and interest and we are not aware of any adverse changes in cash flows.

As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending collateral	$1,836	40%	$2,397	51%
Derivatives	1,128	25	900	19
Limited partnerships	701	15	632	14
Derivatives counterparty collateral	478	10	372	8
Trading securities	237	5	254	5
Other investments	234	5	121	3

Total other invested assets	$4,614	100%	$4,676	100%

Securities lending decreased as a result of a decline in demand for the program. Our investments in derivatives and derivative counterparty collateral increased as a result of an increase in market values driven by the current interest rate environment. Limited partnerships increased primarily from new partnership investments and calls on outstanding commitments. The increase in other investments was driven by increased activity in short-term investments and bank loans.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	June 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$26,420	$834	$90	$23,138	$740	$74
Foreign currency swaps	759	76	14	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,326	217	—	979	127	—
Credit default swaps	182	1	1	10	—	—
Financial futures	301	—	—	106	—	—

Total derivatives	$28,988	$1,128	$105	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of June 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $242 million and $147 million, respectively, of derivative assets and $35 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily due to forward starting interest rate swaps with a notional value of $1.6 billion to hedge the cash flows of forecasted transactions related to our long-term care insurance business. Additionally, we entered into $1.7 billion of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities and $172 million of credit default swaps. We entered into $347 million of equity index options and $195 million in financial futures to hedge risk embedded in certain retirement income products.

Consolidated Balance Sheets

Total assets. Total assets decreased $0.1 billion from $114.3 billion as of December 31, 2007 to $114.2 billion as of June 30, 2008.

•

Cash, cash equivalents and invested assets decreased $0.7 billion primarily due to an increase in net unrealized investment losses on our fixed maturity securities portfolio of $2.0 billion due to a generally higher interest rate environment, including the widening of credit spreads. This decrease was partially offset by an increase in cash and cash equivalents of $2.8 billion as we are holding cash to meet scheduled maturities in the third and fourth quarters of 2008. We also had increases from derivatives activity partially offset by a decrease in our securities lending program.

•	Deferred acquisition costs increased $0.5 billion associated with the growth of our insurance in-force.

•	Other assets increased $0.5 billion associated with the timing of unsettled investment trades at the end of the quarter.

•	Separate account assets decreased $0.4 billion primarily as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total liabilities. Total liabilities increased $1.1 billion from $100.8 billion as of December 31, 2007 to $101.9 billion as of June 30, 2008.

•	Our policyholder-related liabilities increased $1.6 billion associated with the growth of our insurance in-force.

•	Long-term borrowings increased $0.6 billion from the issuance of senior notes in the second quarter of 2008.

•

The deferred tax liability decreased $0.6 billion primarily due to lower deferred taxes as a result of lower other comprehensive income. These decreases were partially offset by increased deferred taxes from the current year provision.

•	Separate account liabilities decreased $0.4 billion primarily as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total stockholders’ equity. Total stockholders’ equity decreased $1.2 billion from $13.5 billion as of December 31, 2007 to $12.3 billion as of June 30, 2008.

•

Accumulated other comprehensive income (loss) decreased $1.0 billion primarily attributable to an increase in net unrealized investment losses. Net unrealized investment losses, net of tax and other adjustments, increased $1.2 billion to $1.7 billion driven primarily by a generally higher interest rate environment in 2008 including the widening of credit spreads. Derivatives qualifying as hedges, net of tax, also increased primarily attributable to changes in interest rates that impact the fair value of our forward starting interest rate swaps.

•	We purchased $0.1 billion of treasury stock during the six months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2008	2007
Net cash from operating activities	$2,120	$2,542
Net cash from investing activities	844	(1,836)
Net cash from financing activities	(111)	(237)

Net increase in cash before foreign exchange effect	$2,853	$469

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The increase in cash flows from operating activities for the six months ended June 30, 2008 was primarily the result of an increase in other liabilities and policy-related balances associated with timing of settlements.

Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Changes in cash from investing activities for the six months ended June 30, 2008 was primarily the result of a decrease in purchases of investments and originations of commercial mortgage loans as we have issued fewer FABNs and no non-recourse funding obligations during the first half of 2008.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and acquisition of common stock, the issuance and repayment of borrowings and non-recourse funding obligations, as well as dividends to our stockholders and other capital transactions. Total cash used for stock repurchases was $76 million during the six months ended June 30, 2008 as compared to $998 million in the first half of 2007. Cash from financing activities also included net redemptions on investment contracts of $531 million. In May 2008, we issued senior notes having an aggregate principal amount of $600 million. See note 8 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2008, the fair value of securities pledged under the repurchase program was $555 million and the offsetting repurchase obligation of $525 million was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $985 million and $357 million of cash and cash equivalents as of June 30, 2008 and December 31, 2007, respectively.

In the second quarter of 2008, we declared common stock dividends of $44 million which were paid in the third quarter of 2008. In the first quarter of 2008, we declared common stock dividends of $43 million which were paid in the second quarter of 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our insurance and other operating subsidiaries, financial condition, net income, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. In addition, our Series A Preferred Stock bears dividends at an annual rate of 5.25% of the liquidation value of $50 per share.

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted average price of $22.95. There were no repurchases during the second quarter of 2008. As of June 30, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million.

Insurance companies domiciled in the United States are restricted by various state insurance laws as to the amount of dividends that may be paid within any twelve consecutive month period without regulatory consent. During the six months ended June 30, 2008, we received dividends from our life insurance subsidiaries of $335 million. The remaining dividend capacity that our subsidiaries could pay to us in 2008 without regulatory approval is $1.2 billion.

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

Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturity securities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2008, our total cash, cash equivalents and invested assets were $73.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans and limited partnership interests are relatively illiquid. These asset classes represented approximately 34% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2008.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) and consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of June 30, 2008 was $1.2 billion.

Capital resources and financing activities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of June 30, 2008, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. Mortgage Insurance subsidiaries.

In May 2008, we issued senior notes having an aggregate principal amount of $600 million, with an interest rate equal to 6.515% per year payable semi-annually, and maturing in May 2018 (“2018 Notes”). The 2018 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2018 Notes, at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

As of June 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

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

As of June 30, 2008, we had approximately $1,940 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. Of the $1,940 million aggregate amount outstanding as of June 30, 2008, $550 million had put option features, including $350 million with put options features of 90 days and $200 million with put options of 180 days.

As of June 30, 2008, our institutional business in our Retirement and Protection segment had outstanding $9.2 billion of FABNs and funding agreements, of which $2.8 billion offer contractholders the option to make periodic elections to extend the maturity date of the contract. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields or more liquidity. During 2007 and the first quarter of 2008, certain contractholders did not extend the maturity on approximately $2.6 billion of outstanding notes, of which $2.2 billion will mature over the next twelve months. During the second quarter of 2008, no contractholders elected not to extend their contracts.

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

In May 2008, we issued senior notes with an aggregate principal amount of $600 million. See note 8 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

The current credit market conditions have made institutional products less attractive compared to alternative products offering higher yields or more liquidity. As of June 30, 2008, we had $2.6 billion of outstanding notes that certain contractholders elected not to extend the maturity date of the contract, of which $2.2 billion will mature over the next twelve months. Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2007 Annual Report on Form 10-K filed on February 28, 2008.

Securitization Entities

There were no off-balance sheet securitization transactions in the six months ended June 30, 2008 or 2007.

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

Since 2007, the currencies in our principal international locations (Canada, Australia and Europe) have strengthened significantly against the U.S. dollar. This has resulted in higher levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated balance sheet. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions on the impact changes in foreign currency rates have had during the quarter.

There were no other material changes in these risks since December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2007 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

As previously reported, in November 2006, one of our subsidiaries received a grand jury subpoena from the United States Department of Justice, Antitrust Division, and a subpoena from the SEC, each requiring the production of documents and information related to an investigation into alleged bid-rigging involving the sale of GICs to municipalities. In June 2008, one of our subsidiaries also received subpoenas from the Office of the Florida Attorney General and the Office of the Connecticut Attorney General, representing multiple state Attorney General offices, seeking information relating to an investigation into alleged antitrust violations involving the sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations and responding to the subpoenas.

In addition, between March and July 2008, we were named along with several other GIC industry participants as a defendant in several class action lawsuits alleging federal antitrust violations involving the sale of GICs to municipalities and seeking treble damages. In June 2008, the United States Judicial Panel on Multi-District Litigation consolidated the federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivative Antitrust Litigation. In addition, in July 2008, we were named along with several other GIC industry participants as a defendant in two separate non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages: City of Los Angeles v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California) and City of Stockton v. Bank of America, N.A., et al. (Superior Court of San Francisco County, California). We intend to defend the cases vigorously.

As previously reported, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena in February 2006 from the Minnesota Department of Commerce with respect to our reinsurance arrangements, including captive reinsurance transactions, as part of an industry-wide review. In recent months, the Minnesota Department has requested additional information. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development a subpoena requesting information substantially similar to the Minnesota Department’s request. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries where jurisdiction is appropriate.

As previously reported, the U.K. antitrust authorities are conducting a review of the payment protection insurance sector in the U.K. In June 2008, the antitrust authorities issued their provisional findings and a range of proposed remedies to address the antitrust issues identified in their findings. The antitrust authorities are consulting on the proposed remedies with industry and other stakeholders so at this stage it is not clear what remedies will be implemented. We are actively participating in the consultation process. It therefore remains unclear as to what the effect that this investigation may have on the wider payment protection insurance sector in the U.K. or on our payment protection insurance business in the U.K.

In June 2008, one of our U.S. mortgage insurance subsidiaries filed an arbitration proceeding against an insured lender seeking to rescind mortgage insurance coverage on certain bulk mortgage insurance policies alleging, inter alia, breach of contract, negligence, misrepresentation and fraud in connection with the issuance of those policies. The arbitration demand contends, among other things, that the loans originated by the lender and covered by our bulk mortgage insurance policies did not meet our specified eligibility criteria, that the loans were not underwritten in compliance with the lender’s applicable program standards and underwriting guidelines, and that the lender made material misrepresentations regarding the quality of the loans.

We cannot ensure that the identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2007 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2008, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. There were no repurchases during the second quarter of 2008. As of June 30, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Genworth Financial, Inc. was held on May 13, 2008. Stockholders elected for the ensuing year all of the director nominees and ratified the selection of KPMG LLP as our independent registered public accounting firm for 2008.

The voting results were as follows:

	Votes cast		Abstain
	For	Against
Management Proposal
Ratification of the selection of KPMG LLP as the independent registered public accounting firm for 2008.	379,802,096	1,690,003	2,922,324

	Votes cast		Abstain
	For	Against
Election of Directors
Frank J. Borelli	369,672,630	11,345,789	3,396,003
Michael D. Fraizer	376,801,539	4,208,205	3,404,679
Nancy J. Karch	369,984,872	11,036,516	3,393,035
J. Robert “Bob” Kerrey	377,186,887	3,823,646	3,403,891
Risa J. Lavizzo-Mourey	380,581,616	424,491	3,408,319
Saiyid T. Naqvi	379,941,390	1,068,972	3,404,062
James A. Parke	380,617,098	402,207	3,395,118
James S. Riepe	370,247,344	10,769,727	3,397,355
Barrett A. Toan	380,583,805	424,767	3,405,853
Thomas B. Wheeler	369,817,464	11,198,614	3,398,344

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 4, 2008
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)