Form 10-Q
period 2008-09-30
GENWORTH FINANCIAL INC
filed 2008-11-10
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 3, 2008, 433,133,866 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Premiums	$1,735	$1,600	$5,161	$4,660
Net investment income	918	1,074	2,873	3,082
Net investment gains (losses)	(816)	(48)	(1,560)	(118)
Insurance and investment product fees and other	331	249	845	726

Total revenues	2,168	2,875	7,319	8,350

Benefits and expenses:
Benefits and other changes in policy reserves	1,497	1,168	4,284	3,325
Interest credited	319	391	984	1,167
Acquisition and operating expenses, net of deferrals	515	540	1,594	1,524
Amortization of deferred acquisition costs and intangibles	208	202	620	622
Interest expense	125	124	347	355

Total benefits and expenses	2,664	2,425	7,829	6,993

Income (loss) from continuing operations before income taxes	(496)	450	(510)	1,357
Provision (benefit) for income taxes	(238)	111	(259)	383

Income (loss) from continuing operations	(258)	339	(251)	974
Income from discontinued operations, net of taxes	—	—	—	15
Gain on sale of discontinued operations, net of taxes	—	—	—	53

Net income (loss)	$(258)	$339	$(251)	$1,042

Earnings (loss) from continuing operations per common share:
Basic	$(0.60)	$0.77	$(0.58)	$2.21

Diluted	$(0.60)	$0.76	$(0.58)	$2.16

Earnings (loss) per common share:
Basic	$(0.60)	$0.77	$(0.58)	$2.36

Diluted	$(0.60)	$0.76	$(0.58)	$2.32

Weighted-average common shares outstanding:
Basic	433.1	441.1	433.2	440.5

Diluted	433.1	445.6	433.2	449.8

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$48,724	$55,154
Equity securities available-for-sale, at fair value	309	366
Commercial mortgage loans	8,447	8,953
Policy loans	1,822	1,651
Other invested assets	4,913	4,676

Total investments	64,215	70,800
Cash and cash equivalents	5,102	3,091
Accrued investment income	794	773
Deferred acquisition costs	7,681	7,034
Intangible assets	1,068	914
Goodwill	1,572	1,600
Reinsurance recoverable	16,763	16,483
Other assets	1,075	822
Deferred tax asset	194	—
Separate account assets	11,097	12,798

Total assets	$109,561	$114,315

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$28,017	$26,740
Policyholder account balances	35,565	36,913
Liability for policy and contract claims	4,776	3,693
Unearned premiums	5,345	5,631
Other liabilities	6,200	6,255
Non-recourse funding obligations	3,455	3,455
Short-term borrowings	78	200
Long-term borrowings	4,530	3,903
Deferred tax liability	—	1,249
Separate account liabilities	11,097	12,798

Total liabilities	99,063	100,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 521 million shares issued as of September 30, 2008 and December 31, 2007; 433 million and 436 million shares outstanding as of September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	11,484	11,461

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,963)	(526)
Derivatives qualifying as hedges	761	473
Foreign currency translation and other adjustments	383	780

Total accumulated other comprehensive income (loss)	(1,819)	727
Retained earnings	3,532	3,913
Treasury stock, at cost (88 million and 85 million shares as of September 30, 2008 and December 31, 2007, respectively)	(2,700)	(2,624)

Total stockholders’ equity	10,498	13,478

Total liabilities and stockholders’ equity	$109,561	$114,315

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$—	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of accounting change	—	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income	—	—	—	1,042	—	1,042
Net unrealized gains (losses) on investment securities	—	—	(788)	—	—	(788)
Derivatives qualifying as hedges	—	—	(90)	—	—	(90)
Foreign currency translation and other adjustments	—	—	418	—	—	418

Total comprehensive income (loss)						582
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(1,100)	(1,100)
Dividends to stockholders	—	—	—	(123)	—	(123)
Stock-based compensation expense and exercises	—	78	—	—	—	78
Other capital transactions	—	3	—	—	—	3

Balances as of September 30, 2007	$1	$11,440	$697	$3,779	$(2,600)	$13,317

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	(251)	—	(251)
Net unrealized gains (losses) on investment securities	—	—	(2,437)	—	—	(2,437)
Derivatives qualifying as hedges	—	—	288	—	—	288
Foreign currency translation and other adjustments	—	—	(397)	—	—	(397)

Total comprehensive income (loss)						(2,797)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(130)	—	(130)
Stock-based compensation expense and exercises	—	23	—	—	—	23

Balances as of September 30, 2008	$1	$11,484	$(1,819)	$3,532	$(2,700)	$10,498

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(251)	$1,042
Less income from discontinued operations, net of taxes	—	(15)
Less gain on sale of discontinued operations, net of taxes	—	(53)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	24	(32)
Net investment losses (gains)	1,560	118
Charges assessed to policyholders	(304)	(291)
Acquisition costs deferred	(945)	(1,054)
Amortization of deferred acquisition costs and intangibles	620	622
Deferred income taxes	(253)	217
Purchases of trading securities and held-for-sale investments, net of proceeds from sales	10	(145)
Stock-based compensation expense	18	33
Change in certain assets and liabilities:
Accrued investment income and other assets	188	(202)
Insurance reserves	1,771	2,389
Current tax liabilities	(151)	163
Other liabilities and other policy-related balances	906	951
Cash from operating activities—discontinued operations	—	25

Net cash from operating activities	3,193	3,768

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,489	4,505
Commercial mortgage loans	646	910
Proceeds from sales of investments:
Fixed maturity and equity securities	3,298	5,038
Purchases and originations of investments:
Fixed maturity and equity securities	(6,574)	(10,370)
Commercial mortgage loans	(193)	(1,343)
Other invested assets, net	(304)	(998)
Policy loans, net	(171)	(161)
Payments for businesses purchased, net of cash acquired	(20)	—
Cash received from sale of discontinued operations, net of cash sold	—	514
Cash from investing activities—discontinued operations	—	103

Net cash from investing activities	171	(1,802)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	6,307	5,844
Redemption and benefit payments on investment contracts	(7,869)	(7,111)
Short-term borrowings and other, net	72	78
Redemption of non-recourse funding obligations	—	(100)
Proceeds from issuance of non-recourse funding obligations	—	790
Repayment of long-term debt	—	(500)
Proceeds from the issuance of long-term debt	597	349
Dividends paid to stockholders	(130)	(119)
Stock-based compensation awards exercised	5	29
Acquisition of treasury stock	(76)	(1,100)
Proceeds from issuance of common stock	—	600
Cash from financing activities—discontinued operations	—	(21)

Net cash from financing activities	(1,094)	(1,261)
Effect of exchange rate changes on cash and cash equivalents	(259)	(28)

Net change in cash and cash equivalents	2,011	677
Cash and cash equivalents at beginning of period	3,091	2,469

Cash and cash equivalents at end of period	$5,102	$3,146

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance, Medicare supplement insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits and certain types of guaranteed minimum income benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

•

International. In Canada, Australia, New Zealand, Mexico, Japan, South Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada, South Korea and Mexico. Our lifestyle protection insurance (formerly referred to as payment protection insurance) products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

(2) Accounting Pronouncements

Recently adopted

Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. On October 10, 2008, we adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP provides guidance and clarification on how management’s internal assumptions, observable market information and market quotes are considered when applying SFAS No. 157 in inactive markets. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements. See note 6 for additional disclosures about fair value measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Not yet adopted

In September 2008, FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires certain disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the payment/performance risk of guarantees. FSP FAS 133-1 and FIN 45-4 will be effective for us on October 1, 2008. We do not expect this FSP to have a material impact on our consolidated financial statements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average basic shares outstanding and by the weighted-average diluted shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.60)	$0.77	$(0.58)	$2.21
Income from discontinued operations, net of taxes	—	—	—	0.03
Gain on sale from discontinued operations, net of taxes	—	—	—	0.12

Basic earnings (loss) per common share(1)	$(0.60)	$0.77	$(0.58)	$2.36

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.60)	$0.76	$(0.58)	$2.16
Income from discontinued operations, net of taxes	—	—	—	0.03
Gain on sale from discontinued operations, net of taxes	—	—	—	0.12

Diluted earnings (loss) per common share(1)	$(0.60)	$0.76	$(0.58)	$2.32

Weighted-average shares used in basic earnings (loss) per common share calculations	433.1	441.1	433.2	440.5
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	—	—	4.2
Stock options, restricted stock units and stock appreciation rights	—	4.5	—	5.1

Weighted-average shares used in diluted earnings (loss) per common share calculations	433.1	445.6	433.2	449.8

(1)	May not total due to whole number calculation.

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

Summary operating results of discontinued operations were as follows for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenues	$—	$318

Income before income taxes	$—	$24
Provision for income taxes	—	9

Income from discontinued operations, net of taxes	$—	$15

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) Investments and Derivative Instruments

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$34	$3	$97	$11
Realized losses on sale	(167)	(19)	(202)	(78)
Impairments	(577)	(25)	(1,316)	(39)
Trading securities	(11)	(4)	(16)	(3)
Derivatives	(90)	—	(116)	(4)
Commercial mortgage loans	—	(3)	—	(5)
Other	(5)	—	(7)	—

Net investment gains (losses)	$(816)	$(48)	$(1,560)	$(118)

Fixed Maturity and Equity Securities

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$664	$18	$(3)	$679
Tax exempt	2,561	39	(183)	2,417
Government—non U.S.	2,213	60	(47)	2,226
U.S. corporate	23,043	122	(2,427)	20,738
Corporate—non U.S.	12,651	53	(1,023)	11,681
Mortgage and asset-backed	12,699	81	(1,797)	10,983

Total fixed maturity securities	53,831	373	(5,480)	48,724
Equity securities	315	25	(31)	309

Total available-for-sale securities	$54,146	$398	$(5,511)	$49,033

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$91	$(3)	13	$—	$—	—
Tax exempt	1,193	(109)	375	201	(74)	45
Government—non U.S.	660	(36)	181	50	(11)	37
U.S. corporate	10,337	(940)	1,162	6,494	(1,487)	604
Corporate—non U.S.	5,485	(448)	863	3,858	(575)	435
Mortgage and asset-backed	3,839	(375)	481	5,929	(1,422)	882

Subtotal, fixed maturity securities	21,605	(1,911)	3,075	16,532	(3,569)	2,003
Equity securities	142	(30)	23	10	(1)	4

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

% Below cost—fixed maturity securities:
<20% Below cost	$20,335	$(1,330)	2,778	$11,986	$(1,283)	1,279
20-50% Below cost	1,235	(526)	265	4,262	(1,841)	607
>50% Below cost	35	(55)	32	284	(445)	117

Total fixed maturity securities	21,605	(1,911)	3,075	16,532	(3,569)	2,003

% Below cost—equity securities:
<20% Below cost	94	(8)	10	10	(1)	4
20-50% Below cost	48	(22)	13	—	—	—

Total equity securities	142	(30)	23	10	(1)	4

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

Investment grade	$20,548	$(1,785)	2,737	$15,623	$(3,311)	1,827
Below investment grade	1,164	(148)	343	919	(259)	180
Not rated—fixed maturity securities	35	(8)	18	—	—	—

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

The investment securities in an unrealized loss position as of September 30, 2008 consisted of 5,105 securities and accounted for unrealized losses of $5,511 million. Of these unrealized losses of $5,511 million, 92% were investment grade (rated AAA through BBB-) and 48% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 52% of unrealized losses that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2008, 724 securities were 20% or more below cost, of which 74 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $170 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms.

As of September 30, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

In its letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $274 million. Of this amount, $210 million has existed for a period exceeding twelve months. Of these unrealized losses, 100% were on securities that were investment grade and 53% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

Expectations that our investments in asset-backed and mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our financial statements.

As a result of the challenging market conditions, including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our fixed maturity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our fixed maturity securities to continue. This volatility may lead to additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

The preceding table includes gross unrealized losses on securities for which market activity indicated such securities have become other-than-temporarily impaired subsequent to September 30, 2008. These activities will result in additional impairments of up to $135 million in the fourth quarter of 2008.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivative Instruments

The fair value of derivative instruments is based upon either pricing obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	September 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$25,763	$916	$115	$23,138	$740	$74
Foreign currency swaps	759	63	9	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,643	256	—	979	127	—
Credit default swaps	610	3	8	10	—	—
Financial futures	269	—	—	106	—	—

Total derivatives	$29,044	$1,238	$132	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of September 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $300 million and $147 million, respectively, of derivative assets and $47 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by Standard & Poor’s (“S&P”) if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of September 30, 2008 and December 31, 2007, we retained collateral of $693 million and $372 million, respectively, related to these agreements including over collateralization from certain counterparties. As of September 30, 2008, we provided collateral of $7 million. As of December 31, 2007, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

During the third quarter of 2008, we terminated derivatives with certain counterparties that were subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy in September 2008. Certain terminated derivatives were included in qualifying hedge relationships until the date they were no longer effective. For those derivatives included in cash flow hedging relationships, the qualifying portion of the derivatives’ fair value will remain in other comprehensive income (loss) until the underlying hedged item affects income. Subsequent to the termination, we collected the cash collateral for the majority of the net derivative asset and recorded a receivable for the remaining uncollateralized portion within other assets, net of any estimated uncollectible amounts.

Subsequent to September 30, 2008, we terminated interest rate swaps with a notional value of $16.7 billion and a fair value of derivative assets of $971 million and a fair value of derivative liabilities of $40 million on the termination date. For the derivatives included in cash flow hedging relationships, the qualifying portion of the derivatives’ fair value will remain in other comprehensive income (loss) until the underlying hedged item affects income. In addition, we terminated equity index options with a notional value of $134 million and a fair value of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

derivative assets on the terminated date of $312 million. We also purchased and sold interest rate swaptions with a combined notional value of $11.2 billion at a net zero cost to mitigate interest rate exposure in our long-term care insurance business. We have also entered into derivative transactions to hedge future changes in equity markets.

(6) Fair Value Measurements

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

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

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

The fair value of derivative instruments primarily utilizes Level 2 inputs. Certain derivative instruments are valued using significant unobservable inputs and are classified as Level 3 measurements. The classification of fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, was determined based on consideration of several inputs including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; foreign exchange rates; market interest rates; and non-performance risk. For product-related embedded derivatives, we also include certain policyholder assumptions in the determination of fair value.

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$48,724	$—	$42,903	$5,821
Equity securities, available-for-sale	309	52	208	49
Other invested assets(a)	3,454	—	3,046	408
Separate account assets	11,097	11,097	—	—

Total assets	$63,584	$11,149	$46,157	$6,278

(a)	Includes derivatives, trading securities and securities held as collateral.

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$275	$—	$—	$275
Other liabilities(b)	132	—	129	3

Total liabilities	$407	$—	$129	$278

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of July 1, 2008	$4,681	$9	$409	$5,099
Total realized and unrealized gains (losses):
Included in net income (loss)	(256)	—	58	(198)
Included in other comprehensive income (loss)	(241)	—	—	(241)
Purchases, sales, issuances and settlements, net	(6)	15	(31)	(22)
Transfers in (out) of Level 3	1,643	25	(28)	1,640

Ending balance as of September 30, 2008	$5,821	$49	$408	$6,278

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(249)	$—	$47	$(202)

(a)	Includes certain trading securities and derivatives.

	Nine months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(754)	1	74	(679)
Included in other comprehensive income (loss)	(431)	—	—	(431)
Purchases, sales, issuances and settlements, net	(264)	(8)	31	(241)
Transfers in (out) of Level 3	2,476	26	(16)	2,486

Ending balance as of September 30, 2008	$5,821	$49	$408	$6,278

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(748)	$—	$63	$(685)

(a)	Includes certain trading securities and derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended September 30, 2008
(Amounts in millions)	Policyholder account balances(a)	Other liabilities(b)
Beginning balance as of July 1, 2008	$78	$—
Total realized and unrealized (gains) losses:
Included in net (income) loss	192	3
Included in other comprehensive (income) loss	—	—
Purchases, sales, issuances and settlements, net	5
Transfers in (out) of Level 3	—	—

Ending balance as of September 30, 2008	$275	$3

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$193	$3

(a)	Includes product-related embedded derivatives.
(b)	Includes derivatives.

	Nine months ended September 30, 2008
(Amounts in millions)	Policyholder account balances(a)	Other liabilities(b)
Beginning balance as of January 1, 2008	$34	$—
Total realized and unrealized (gains) losses:
Included in net (income) loss	230	3
Included in other comprehensive (income) loss	—	—
Purchases, sales, issuances and settlements, net	11
Transfers in (out) of Level 3	—	—

Ending balance as of September 30, 2008	$275	$3

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$232	$3

(a)	Includes product-related embedded derivatives.
(b)	Includes derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the beginning of the period. Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities and purchases and settlements of derivative instruments.

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represent the issuances and settlements of product-related embedded derivatives where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net income (loss)” in the tables presented above. However, due to the characteristics of these embedded derivatives, the total change in fair value was reflected in net income (loss) for the period.

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

As of September 30, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of September 30, 2008, all bank loans were recorded at fair value, which was lower than their respective cost. Accordingly, for the three and nine months ended September 30, 2008, we recorded $5 million and $8 million, respectively, of fair value loss adjustments which were included in net investment gains (losses) in the condensed consolidated statement of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

(7) Goodwill

During the third quarter of 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. As a result of this analysis, we recorded goodwill impairments related to our U.S. mortgage insurance and institutional businesses, as discussed further below. For all other of our reporting units, there were no charges to income as a result of our annual goodwill impairment testing. As a result of changes in the market environment during the third quarter of 2008, we performed an interim impairment analysis as of September 30, 2008. The interim impairment testing results did not result in any additional impairment of goodwill. We continue to evaluate current market conditions that may affect the fair value of our reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill.

In accordance with our annual goodwill impairment analysis during the third quarter of 2008, we performed the two-step impairment test for the U.S. mortgage insurance reporting unit. We determined fair value using an income approach based on discounted cash flows. Our analysis considered the current U.S. mortgage market conditions in the assessment of fair value. Recent operating losses and decreases in projected income have

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

negatively impacted the current fair value of the U.S. mortgage insurance business. As a result of our analysis, we determined the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a charge of $22 million to amortization of deferred acquisition costs and intangibles for the write-off of the entire goodwill balance associated with our U.S. mortgage insurance business during the third quarter of 2008.

In accordance with our annual goodwill impairment analysis during the third quarter of 2008, we performed the two-step impairment test for the institutional reporting unit, included in our Retirement and Protection segment. We determined fair value using an income approach based on discounted cash flows. Our analysis considered current market conditions and the impact of those conditions on our institutional business. The recent increases in our credit spreads have negatively impacted this reporting unit’s ability to issue new business at competitive rates. Current credit market conditions make it difficult to determine when new business will be written at the historical volume and margins experienced in recent years. As a result of our analysis, we determined the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a charge of $12 million to amortization of deferred acquisition costs and intangibles for the write-off of the entire goodwill balance associated with our institutional business during the third quarter of 2008.

Additionally, in September 2008, we amended the stock purchase agreement related to the acquisition of Liberty Reverse Mortgage, Incorporated in October 2007 for various provisions, including termination of the agreement to pay potential performance adjustments of up to $65 million.

(8) Deferred Acquisition Costs

We regularly review deferred acquisition costs (“DAC”) to determine if it is recoverable from future income. Based on management’s current assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for the 2006 and 2007 book years, we determined that unamortized deferred acquisition costs related to our U.S. mortgage insurance business were not recoverable and consequently recorded a charge of $30 million to DAC during the third quarter of 2008.

As of September 30, 2008, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur.

(9) Commitments and Contingencies

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As previously reported, between March and July 2008, we were named along with several other GIC industry participants as a defendant in several class action lawsuits alleging antitrust violations involving the sale of GICs to municipalities and seeking treble damages. In June 2008, the United States Judicial Panel on Multi-District Litigation consolidated the federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivative Antitrust Litigation. As previously reported, in July 2008, we were named along with several other GIC industry participants as a defendant in two separate non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages: City of Los Angeles v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California, removed to the United States District Court for Central California) and City of Stockton v. Bank of America, N.A., et al. (Superior Court of San Francisco County, California, removed to United States District Court for Northern California). In September and October 2008, we were named along with several other GIC industry participants in three more non-class action lawsuits alleging fraud and violations of California’s antitrust laws relating to the sale of GICs and seeking monetary damages: County of San Diego v. Bank of America, N.A. et al. (Superior Court of Los Angeles County, California, removed to the United States District Court for Central California); County of San Mateo v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California); and County of Contra Costa v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California). We intend to defend the cases vigorously.

In August 2008, one of our subsidiaries, Genworth Life Insurance Company, received an industry-wide Civil Investigative Demand (“CID”) from the Texas Attorney General’s Office seeking documents relating to our long-term care insurance business in Texas. We are cooperating with the Texas Attorney General’s Office in responding to the CID.

(b) Commitments

As of September 30, 2008, we were committed to fund $14 million in U.S. commercial mortgage loan investments and $400 million in limited partnership investments.

(10) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of September 30, 2008 and December 31, 2007, we had $78 million and $200 million, respectively, of commercial paper outstanding. As of September 30, 2008 and December 31, 2007, the weighted-average interest rate on commercial paper outstanding was 2.42% and 4.83%, respectively, and the weighted-average maturity was 39 days and 42 days, respectively.

On October 7, 2008, the Federal Reserve Board announced details regarding the Commercial Paper Funding Facility (“CPFF”), including that it would begin funding purchases of commercial paper on October 27, 2008. The CPFF is intended to improve liquidity in short-term funding markets and, thereby, increase the availability of credit for businesses and households. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. In October 2008, we were approved and participated in the CPFF. However, as a result of the downgrade of our holding company, we are no longer eligible to sell commercial paper to the facility, although the outstanding commercial paper that is currently held by CPFF will continue to be held until maturity.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving Credit Facilities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of September 30, 2008, we had no borrowings under these facilities; however, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. mortgage insurance subsidiaries.

On October 5, 2008, Lehman Commercial Paper Inc. (“LCP”), a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facilities and had committed to provide $70 million under each facility. We are uncertain whether LCP will fulfill its commitments under the credit facilities in light of its bankruptcy filing.

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

Non-recourse Funding Obligations

As of September 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. In February 2008, the rate was reset from the December 2007 rate on $0.5 billion of the $1.7 billion of non-recourse funding obligations to the highest contractual margin to the related underlying index rate due to further downgrades on the third-party financial guaranty insurance company that guarantees these obligations. In June 2008, the maximum rate on the remaining $1.2 billion was contractually reset to the highest margin to the related underlying index rate due to the third-party financial guaranty insurance company that guarantees these obligations being downgraded and placed on negative outlook.

As of September 30, 2008 and December 31, 2007, the weighted-average interest rates on our non-recourse funding obligations were 4.47% and 5.81%, respectively, reflecting the decline in the underlying index rate.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.8	(0.4)	0.8	0.1
Effect of foreign operations	7.4	(1.6)	8.4	(3.0)
Benefit of tax favored investments	6.7	(7.5)	5.7	(4.2)
Interest on uncertain tax positions	0.2	(0.9)	3.0	0.2
Non-deductible goodwill	(2.5)	—	(2.4)	—
Other, net	0.4	0.1	0.3	0.1

Effective rate	48.0%	24.7%	50.8%	28.2%

The amounts previously presented in our third quarter of 2007 Quarterly Report on Form 10-Q have been reclassified. In the third quarter of 2007, our rate reconciliation reflected the interim reporting impacts of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, in the category labeled “other.” Each item in the rate reconciliation has been revised to include the impacts of APB No. 28. This revision had no impact on the total effective tax rate for the three and nine months ended September 30, 2007.

The effective tax rate increased significantly from the prior year due to an expected full year loss in the current year compared to income for the prior year. Additional tax benefits for the year were recognized in the current quarter due to the increased proportion of the current year losses to the expected full year losses over the prior year income to the prior year expected full year income pursuant to APB No. 28.

(12) Certain Nontraditional Long-duration Contracts

Our variable annuity contracts provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits; we also have some guaranteed minimum withdrawal benefits.

As of September 30, 2008 and December 31, 2007, the total account value, net of reinsurance, of our variable annuities with death benefits, including both separate account and fixed account assets, was approximately $7,374 million and $6,872 million, respectively, with related GMDB exposure (or net amount at risk) of $883 million and $37 million, respectively.

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $17 million and $8 million as of September 30, 2008 and December 31, 2007, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(13) Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our wealth management (formerly referred to as managed money) products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and lifestyle protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. Our group life and health insurance business, which we sold in May 2007, was accounted for as discontinued operations and included in Corporate and Other activities.

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Revenues:
Retirement and Protection	$1,308	$1,949	$4,427	$5,796
International	703	711	2,262	1,922
U.S. Mortgage Insurance	180	206	647	581
Corporate and Other	(23)	9	(17)	51

Total revenues	$2,168	$2,875	$7,319	$8,350

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Retirement and Protection	$178	$223	$490	$588
International	166	140	509	405
U.S. Mortgage Insurance	(121)	39	(216)	170
Corporate and Other	(3)	(34)	(107)	(104)

Net operating income	220	368	676	1,059
Net investment gains (losses), net of taxes and other adjustments	(478)	(29)	(927)	(71)
Expenses related to reorganization, net of taxes	—	—	—	(14)

Income (loss) from continuing operations	(258)	339	(251)	974
Income from discontinued operations, net of taxes	—	—	—	15
Gain on sale from discontinued operations, net of taxes	—	—	—	53

Net income (loss)	$(258)	$339	$(251)	$1,042

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	September 30, 2008	December 31, 2007
Assets:
Retirement and Protection	$90,548	$94,360
International	11,372	11,892
U.S. Mortgage Insurance	3,704	3,286
Corporate and Other	3,937	4,777

Total assets	$109,561	$114,315

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including adverse capital and credit market conditions, downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, the impact of government actions on the financial markets, our ability to access current and future government support programs, interest rate fluctuations, the valuation of fixed maturity, equity and trading securities, defaults, downgrades or impairments of portfolio investments, goodwill impairments, the soundness of other financial institutions, our ability to access sources of liquidity, declines in risk-based capital, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, intense competition, availability and adequacy of reinsurance, defaults by counterparties, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or compromise of the security of our computer systems, and the occurrence of natural or man-made disasters or a pandemic;

•

Risks relating to our Retirement and Protection segment, including changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, reputational risks as a result of rate increases on certain in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements, and the failure of demand for long-term care insurance to increase as we expect;

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, unexpected increases in mortgage insurance delinquency rates or severity of defaults, decreases in the volume of high loan-to-value international mortgage originations, increased competition with government-owned and government-sponsored enterprises offering mortgage insurance, changes in regulations, and growth in the global mortgage insurance market that is slower than we expect;

•

Risks relating to our U.S. Mortgage Insurance segment, including the outcome of our review of strategic alternatives for the segment, increases in mortgage insurance delinquency rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, the effect of the conservatorship of Fannie Mae and Freddie Mac on mortgage originations, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance (such as simultaneous second mortgages) and reductions by lenders in the level of coverage they select, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored enterprises offering mortgage insurance, changes in regulations, legal actions under the Real Estate Settlement Practices Act of 1974 (“RESPA”), and potential liabilities in connection with our U.S. contract underwriting services; and

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under our tax matters agreement with GE even if our corresponding tax savings are never realized and our payments could be accelerated in the event of certain changes in control, and provisions of our certificate of incorporation and bylaws and our tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including the suspension of dividends and share price fluctuation.

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

•

Retirement and Protection. We offer a variety of protection, wealth accumulation, retirement income and institutional products. Protection products include: life insurance, long-term care insurance, Medicare supplement insurance and a linked-benefits product that combines long-term care insurance with universal life insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth accumulation and retirement income products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed minimum income benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended September 30, 2008, our Retirement and Protection segment’s net loss was $225 million and net operating income was $178 million. For the nine months ended September 30, 2008, our Retirement and Protection segment’s net loss was $348 million and net operating income was $490 million.

•

International. In Canada, Australia, New Zealand, Mexico, Japan, South Korea and multiple European countries, we are a leading provider of mortgage insurance products. We are the largest private mortgage insurer in most of our international markets. We also provide mortgage insurance on a structured, or bulk, basis which aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada, South Korea and Mexico. Our lifestyle protection insurance (formerly referred to as payment protection insurance) products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30, 2008, our International segment’s net income and net operating income were $142 million and $166 million, respectively. For the nine months ended September 30, 2008, our International segment’s net income and net operating income were $497 million and $509 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as “flow” mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended September 30, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $149 million and $121 million, respectively. For the nine months ended September 30, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $243 million and $216 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the three months ended September 30, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $26 million and $3 million, respectively. For the nine months ended September 30, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $157 million and $107 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends contained in our 2007 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales and revenue growth and trends in profitability of our businesses. Global economic and financial market conditions have continued to deteriorate during 2008, with conditions materially worsening in many respects over the last two months. Recently, concerns over inflation, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. This has resulted in declining asset prices, lower interest rates, rating agency downgrades and increases in loan delinquency rates.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. This is evident in the slow down of mortgage originations and consumer lending. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may elect to defer paying or stop paying insurance premiums altogether. Other factors such as government spending, the volatility and strength of the capital markets, and inflation also affect the business and economic environment. Ultimately, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have tightened underwriting guidelines and increased pricing in targeted markets and products. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. We are also seeking to enhance our capital and liquidity as discussed under “—Liquidity and Capital Resources.”

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Credit markets continue to experience extreme volatility resulting in reduced liquidity and widening credit spreads across asset classes associated with re-pricing of risk, as well as more credit downgrade events and increased probability of default. While these trends began mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, these trends have spread to other asset classes and financial sectors.

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

As economic conditions have deteriorated, lending criteria have tightened and interbank lending has become negatively impacted, resulting in significant declines in transaction volumes across most asset classes. It is difficult to determine how long these conditions will continue or when they do begin to improve how long it will take for market conditions to return to historically normal levels.

These credit market conditions contributed to an increase in net unrealized investment losses since December 31, 2007 of $4.2 billion, before tax and other offsets, in our $48.7 billion investment portfolio of fixed maturity securities reflecting the conditions discussed above. As a result of the economic downturn in 2008 within the financial services sector, we have seen an increase in corporate bankruptcies, financial restructurings and the number of companies defaulting on their debt obligations and a decline in performance of collateral underlying certain structured securities. These defaults and other performance factors resulting in declines in the value of our investment portfolio have contributed to substantially higher levels of impairments throughout 2008, including $577 million in the third quarter of 2008. In some cases, the combined shift in rating, valuations and outlook for certain securities has resulted in a change in intent of whether to hold these securities to recovery of value. As a result of the challenging market conditions and expected further weakening in the economic environment, we have continued to see increases in our unrealized investment losses subsequent to quarter end and expect to see further volatility in the valuation of these investments, as well as the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities. For example, certain securities that are less liquid have become more difficult to value and may be difficult to dispose of in the current environment. Although these economic conditions negatively impact our investment valuation, the underlying collateral continues to perform and default rates remain at historically low levels for many of the impacted asset classes.

We also believe, however, that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and certain asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment impacted our ability to issue commercial paper during the third quarter of 2008. If these trends continue, it may be difficult for us to complete various financing or funding transactions at desired times or on attractive terms or at all.

In addition, on October 7, 2008, the Federal Reserve Board announced details regarding the Commercial Paper Funding Facility (“CPFF”), including that it would begin funding purchases of commercial paper on

October 27, 2008. The CPFF is intended to improve liquidity in short-term funding markets and, thereby, increase the availability of credit for businesses and households. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. In October 2008, we were approved and participated in the CPFF. However, as a result of the downgrade of our holding company, we are no longer eligible to sell commercial paper to the facility, although the outstanding commercial paper that is currently held by CPFF will continue to be held until maturity.

See additional trends related to volatile credit markets in “—Trends and conditions affecting our segments.”

Trends and conditions affecting our segments

Retirement and Protection

Wealth management (formerly referred to as managed money). Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. Growth in the asset management industry has slowed in the current market environment. The volatility in the equity markets has negatively impacted our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. If the current market conditions continue, we expect to see further negative performance in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products. We evaluate our competitive position based upon each of these features and actively manage our risk exposures through various strategies, including requiring prescribed investment allocations, active product price management and other risk management activities including reinsurance and hedging. Most of our variable annuities include a GMDB. Some of our group and individual variable annuity products include guaranteed minimum benefit features such as GMWB and certain types of guaranteed minimum income benefits, which require prescribed investment allocations. We do not offer any products with guaranteed minimum accumulation benefits.

We maintain a focus on our Income Distribution Series of variable annuity products and group retirement income offerings. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support long-term demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series products provide the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

We are experiencing lower variable annuity sales and higher fixed annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty. Current market pressures are also increasing our expected claim costs, the cost and effectiveness of our hedging programs and the level of capital we may need to support these products.

We believe there may be further declines in equity markets and increased equity market volatility which will continue to negatively impact the cost and effectiveness of our GMWB hedging program. The significant declines and increased volatility in the equity markets have negatively impacted our results during the third quarter of 2008. Equity markets have experienced a sharp decline from the September 30, 2008 level and market volatility has increased dramatically. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover deferred acquisition costs (“DAC”) on these products and lead to further write-offs of DAC.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. We view this business as opportunistic and, therefore, new origination activity may vary considerably from period to period.

The current credit market conditions have made the extension of the maturities of some of our institutional products less attractive to the holders compared to alternative products offering higher yields or more liquidity. As a result, certain FABN and funding agreement contractholders have elected not to extend the maturity of their contracts. Because we earn a spread between interest earned and interest credited on these institutional products, this non-extension reduces our revenues and profitability by reducing our institutional product liabilities. As of September 30, 2008, the holders of approximately $1.6 billion of contracts elected not to extend the maturity date on their contracts, and consequently these contracts will now mature over the next twelve months. In light of the ongoing turmoil in the credit and financial markets, we are not currently pursuing additional institutional product sales and expect increased outflows on these products.

In December 2007, we began issuing FABNs to retail investors and we are closely monitoring credit market conditions to determine when to issue FABNs into the retail market.

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We anticipate this trend will continue as we maintain our pricing discipline and focus on middle market term life insurance sales. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we continue to expand our universal life insurance capabilities with an emphasis on middle market consumers.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions adversely affected the availability of securitization transactions and created the need for us to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. Together the ability to finance and effectiveness of financing these additional reserves may impact future life insurance sales and new business returns.

As of September 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We do not believe that these increases will have a material impact on our consolidated financial statements.

As noted above, to maintain and optimize product returns, we may seek alternative financing approaches in the future depending upon market conditions. Recent market conditions have limited the capacity for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a cost effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Our sales growth over the past year reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we continued to experience sales growth in our Medicare supplement insurance and have expanded our product offerings to include linked-benefits products. The impact of lower termination rates, in particular lapse rates, on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income for older blocks of business. In addition, the continued low interest rate environment may negatively impact our net operating income. In response to these trends, we intend to continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the overall block. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Our international mortgage insurance business has continued to expand with favorable operating results because of its portfolio mix and favorable underwriting and risk characteristics. In many European countries, we have seen a slowdown in housing markets. For example, we believe the economic slowdown in Spain, Ireland and the U.K. has resulted in decreased home price appreciation, as well as lower mortgage insurance origination volume. Europe represents approximately 5% of our international mortgage insurance risk in-force. We have also seen a slowdown in housing market mortgage origination and home price appreciation levels in Canada, as well as in Australia. We believe there are indications that other international housing markets may reflect similar characteristics assuming they experience an economic slowdown.

While global economies are slowing, overall home price appreciation remains positive in most regions of Canada and Australia and unemployment has only seen modest increases. Canada and Australia comprise approximately 95% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 63%. In this environment, our international mortgage insurance business has expanded with favorable operating results. High-risk lending practices such as sub-prime and 100% loan-to-value lending are far less common in international markets than in the United States, and there is significantly less reliance on capital market funding for liquidity needs. We have also taken steps to tighten our underwriting requirements, increase prices in targeted areas or products and improve loss mitigation strategies in light of the slowing housing markets. We expect that our established international mortgage insurance business in Canada and Australia will contribute the majority of total revenues and profits of this business, while our entry into and growth in new international markets will be gradual in nature.

In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. For new government-backed mortgages originated on or after October 15, 2008, these new measures will limit the maximum amortization period to 35 years, establish a minimum down payment of five percent and establish a minimum credit score requirement of 600. However, the Government of Canada allows for up to three percent of an originator’s volume to fall below the 600 minimum credit score. We have incorporated these standards into our underwriting guidelines effective October 15, 2008. These changes have resulted in a minor reduction of mortgage originations.

In Australia, recent government actions, such as providing aid to first-time home buyers and interest rate cuts, are expected to help offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment.

As a result of the expansion of our international mortgage insurance business in recent years, as of September 30, 2008, approximately 57% of our international risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature. As a result of slowing economic environments, we are anticipating increased losses in our international mortgage insurance businesses, particularly in the more recent vintages. These books of business, which have been some of our largest, will continue to mature in slowing economies giving rise to further increases in losses over the next two to three years. Our loss estimates are inherently subject to variation. Variations we consider reasonably likely to occur could include an increase in projected losses for our international mortgage insurance businesses of between 15% and 25% over the next three-year period. If changes at these levels were to occur, operating results could be negatively impacted by approximately $135 million to approximately $225 million over this same period. The potential for either additional adverse loss development or favorable loss development exists, which could further impact our business underwriting margins. We expect loss ratios in Canada to remain within our pricing expectations. However, in Australia, certain books of business with exposure to certain sub-markets around New South Wales have experienced loss ratios above our pricing expectations, and we expect this trend to continue.

Lifestyle protection insurance. Growth of our lifestyle protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. Sales have increased in established regions outside of the U.K. and Ireland. At the same time, we saw a decline in consumer lending and lower single premium sales as a result of expected regulations regarding sales practices, which have resulted in a decline in sales for the U.K. and Ireland. Depending on the severity and length of these trends, we may experience additional sales declines in those two countries. Outside of the U.K. and Ireland, our lifestyle protection insurance business continues to show growth in Europe and other markets from increased penetration of existing relationships and the addition of new distribution relationships in existing and new countries.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rate trends, home price trends, mortgage origination volume and product mix and the levels and aging of mortgage delinquencies including seasonal trends.

The U.S. housing market is experiencing a material slowdown and we expect the decline to continue. Home price appreciation has turned negative in the majority of markets. We also expect unemployment levels to increase as the U.S. economy continues to slow in the remainder of 2008 and into 2009. In addition, delinquency and foreclosure levels remain high which contributed to the increased housing supply levels and has further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is adversely affecting the performance of our entire portfolio across all product lines in all markets, but with particular impact in certain states and product types, including A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value loans. We anticipate that the difficult conditions in the financial markets are not likely to improve in the near future and ongoing volatility in these markets is likely.

The foregoing factors contributed to an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. These trends are evident in all products across all regions of the country and particularly in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest, particularly Illinois and Minnesota, continue to experience an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing market are reflected in our increasing delinquencies. However, we believe that there may be a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business.

While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratio. As of September 30, 2008, approximately 70% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. Our 2005, 2006 and 2007 books of business are experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated from these books. Variations we consider reasonably likely to occur could include an increase in projected losses for the 2005 through 2007 books of our U.S. mortgage insurance business of between 4% and 7% over the next three-year period. If changes at these levels were to occur, operating results could be negatively impacted by approximately $85 million to $150 million over this same period. These amounts do not include additional reinsurance recoveries that could occur from our captive reinsurance arrangements. However, more adverse variation could result in additional negative impacts while favorable variations would result in improved margins. We expect future sales of our U.S. mortgage insurance business to reduce the likelihood of these adverse variations. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses throughout the remainder of 2008 and through the next two to three years and thus will continue to have a significant adverse impact on our operating results over these same periods.

Primary insurance in-force increased to $175.3 billion as of September 30, 2008, which represented an 11% increase as compared to December 31, 2007. In addition, net earned premiums have grown from $444 million for the nine months ended September 30, 2007 to $558 million for the nine months ended September 30, 2008. These increases in primary insurance in-force and net earned premiums reflect an increase in our flow product writings as a result of increased demand for private mortgage insurance driven by growth in the conventional conforming mortgage market and a credit environment that causes investors to value mortgage insurance, as well as higher levels of persistency. We believe the private mortgage insurance penetration rate has increased from approximately 6% in 2006 to approximately 13% in the second quarter of 2008. However, we expect that weakness in housing markets and the lack of liquidity in the general credit markets will result in a smaller mortgage origination market in 2008 and 2009. This trend, together with the growth in the Federal Housing Administration (“FHA”) originations, may offset the increase in demand for private mortgage insurance to some extent.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders in exchange for an agreed upon level of loss coverage if losses develop through specified threshold levels. For the nine months ended September 30, 2008, we recorded a reinsurance recovery of $298 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements, primarily related to the 2005, 2006 and 2007 books of business. We expect to record additional reinsurance recoveries throughout 2008 and into 2009 under these and other captive reinsurance arrangements as incurred losses display accelerated development on our books of business, particularly those of 2005, 2006 and 2007. In the nine months ended September 30, 2008, we saw worsening and early loss development trends, particularly for the 2006 and 2007 book years. If these trends continue over multiple years and are combined with further adverse development in home price appreciation and unemployment levels, coupled with limited borrower refinancing options and a reduction in delinquency cures, which impact both frequency and severity of claims, we could exhaust captive reinsurance tiers for certain individual captive lenders on certain book years or exhaust trust assets. Once the captive reinsurance or trust assets are exhausted, or if required funds in trust are no longer sufficient for payment of claims, we would be responsible for any additional losses incurred. In October 2008, we announced we will no longer participate in excess loss of captive reinsurance transactions as of January 1, 2009 and we will only consider participation in quota share reinsurance arrangements.

We have taken various actions to reduce our new business risk profile including underwriting guideline and pricing changes. In the second quarter of 2008, we announced a rate increase of approximately 20% on our flow product. We have also reduced maximum loan-to-value ratios with a particular focus on constraining loan-to-value levels in specified declining markets and, in some cases, have exited certain product lines. The number of identified declining markets has increased from 140 in the second quarter of 2008 to 178 to date. Our changes thus far have eliminated virtually all new insurance of A minus, Alt-A and 100% loan-to-value products. We believe these actions will improve our underwriting results on these and future books of business and will result in improved profitability on the 2008 and future books of new insurance written.

Our level of market penetration and eventual market size could also be affected by any actions taken by the GSEs or the FHA. The Housing and Economic Recovery Act of 2008 was enacted in July 2008. This legislation provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits, down payment requirements and reverse mortgages. In addition, Fannie Mae and Freddie Mac are the largest purchasers and guarantors of mortgage loans in the United States. Fannie Mae and Freddie Mac were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. On September 7, 2008, the U.S. Department of the Treasury and the Federal Housing Finance Agency (“FHFA”) announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA. As a result, the number of mortgages purchased by Fannie Mae and Freddie Mac could decrease. This could result in fewer mortgages being originated and, consequently, decrease the demand for private mortgage insurance, which could have an adverse effect on our financial condition and results of operations.

In addition, the appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement.

On September 30, 2008, we announced we are examining a number of strategic alternatives regarding our U.S. mortgage insurance business, including a possible spin-off, to determine the optimal course for Genworth, our customers and stockholders. We have not made any decisions to date as to whether we will retain or divest that business. If we chose to divest that business, we cannot be sure that we will be able to complete a spin-off, attract interested third parties for a possible sale transaction or execute any other transaction involving this business. If a transaction were to occur, we also cannot be sure that its terms would be favorable to us or would have a material beneficial effect on our business, financial condition or results of operations.

On October 1, 2008, the U.S. government’s Hope for Homeowners program became effective. This program is designed to help drive a recovery of the housing market through principal write-downs and release of liens.

This program may serve to mitigate losses on loans we insure although it is too early to tell what, if any, benefit may result from the program.

Ratings

Following our announcement on September 30, 2008 that we are examining a number of strategic alternatives for our U.S. mortgage insurance business, both Standard & Poor’s (“S&P”) and Moody’s rating services issued press releases regarding their ratings for Genworth and our businesses. S&P lowered our U.S. and European mortgage insurance ratings one notch to “AA-” from “AA.” S&P’s ratings for our holding company and other insurance subsidiaries remained unchanged. S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA-” rating is the fourth-highest of S&P’s 21 ratings categories. Moody’s indicated that it intended to review the appropriateness of our ratings.

On October 3, 2008, Fitch announced they would review the ratings appropriateness of our life insurance businesses. This also follows our announcement on September 30, 2008 that we will examine strategic alternatives related to our U.S. mortgage insurance business, as well as Fitch’s announcement on September 29, 2008, which changed the life insurance industry outlook from “stable” to “negative.” On October 21, 2008, Fitch downgraded our life insurance subsidiaries one notch to “A+” from “AA-.” In addition, Fitch removed our life insurance ratings from rating watch negative and placed them on negative outlook. Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of eight financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+” rating is the fifth-highest of Fitch’s 21 ratings categories.

During the third quarter of 2008, we requested Fitch to withdraw ratings on our U.S. and international mortgage insurance businesses and on securities issued by our holding company. Accordingly we no longer solicit, or sponsor, those ratings.

On November 6, 2008, A.M. Best announced that they have placed our ratings under review with negative implications. This follows A.M. Best’s announcement on September 18, 2008, which changed their life insurance industry outlook from “stable” to “negative.”

On November 7, 2008, S&P affirmed the “AA-” counterparty and financial strength ratings our life insurance businesses and lowered our long-term counterparty credit and senior debt ratings to “A-” from “A.” The outlook on both is negative. The ratings on our mortgage insurance operations were unaffected by these rating actions. S&P also downgraded our commercial paper rating to “A-2” from “A-1.”

We believe that Moody’s will downgrade our debt ratings, senior debt to “Baa1” from “A2,” as well as the insurance financial strength ratings of our primary life insurance operating subsidiaries to “A1” from “Aa3” and the outlook on Genworth and our life insurance subsidiaries will be negative.

Critical Accounting Estimates

The accounting estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecasted, and management’s best estimates may require adjustment.

Valuation of investment securities. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets carried at fair value are classified and disclosed in one of the following three categories:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

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

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices or discounting market consistent expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

Where specific market information is unavailable for certain securities, such as privately placed securities, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-binding broker quotes.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$40,688	$—	$38,284	$2,404
Priced via indicative market prices	2,044	—	—	2,044
Priced via internally developed models	5,992	—	4,619	1,373

Total fixed maturity securities	$48,724	$—	$42,903	$5,821

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

The evaluation of impairments is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period net income (loss). The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than-temporarily impaired when management concludes it is probable that we will not receive timely payment of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is charged against net income (loss) in the proper period. As part of our review process, the duration and severity of a decline in individual security values and credit risk characteristics are regularly monitored as potential impairment indicators. For all investments, with particular focus on those with impairment indicators, we assess market conditions, macroeconomic factors and industry developments in addition to investment-specific metrics in performing a credit assessment on the impacted investments.

In its letter to the Financial Accounting Standards Board (“FASB”) dated October 14, 2008, the U.S. Securities and Exchange Commission (“SEC”) stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the approximate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $274 million. Of this amount, $210 million has existed for a period exceeding twelve months. Of these unrealized losses, 100% were on securities that were investment grade and 53% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

For certain securitized financial assets with contractual cash flows, including mortgage-backed and asset-backed securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets, requires that we use current information to periodically update our best estimate of cash flows that a market participant would use in determining the current fair value of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate that is unrelated to simple changes in interest rates when considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources to ensure it is consistent with inputs a market participant would use in establishing the current fair value. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

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

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments, established when the contract or policy is issued. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the nine months ended September 30, 2008 and 2007, key assumptions were unlocked in our Retirement and Protection segment to reflect our current expectation of future investment spreads and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the nine months ended September 30, 2008 and 2007, key assumptions were unlocked in our international and U.S. mortgage insurance products to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the periods indicated:

	Nine months ended September 30,
(Amounts in millions)	2008	2007
Retirement and Protection	$9	$7
International	2	—
U.S. Mortgage Insurance	5	2

Total	$16	$9

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

Based on management’s current assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for the 2006 and 2007 book years, we determined that unamortized deferred acquisition costs related to our U.S. mortgage insurance business were not recoverable and consequently recorded a charge of $30 million to DAC during the third quarter of 2008.

Although we believe all of our other businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. Continued equity market volatility could result in material losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

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

The determination of fair value for reporting units is primarily based on discounted cash flows or other valuation techniques, as appropriate. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. The discounted cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience and our expectations of future performance. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used in our discounted cash flow approach is based on management’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

During the third quarter of 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. As a result of this analysis, we recorded goodwill impairments related to our U.S. mortgage insurance and institutional businesses, as discussed further below. For all other of our reporting units, there were no charges to income as a result of our annual goodwill impairment testing. As a result of changes in the market environment during the third quarter of 2008, we performed an interim impairment analysis as of September 30, 2008. The interim impairment testing results did not result in any additional impairment of goodwill. We continue to evaluate current market conditions that may affect the fair value of our reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill.

In accordance with our annual goodwill impairment analysis during the third quarter of 2008, we performed the two-step impairment test for the U.S. mortgage insurance reporting unit. We determined fair value using an income approach based on discounted cash flows. Our analysis considered the current U.S. mortgage market conditions in the assessment of fair value. Recent operating losses and decreases in projected income have negatively impacted the current fair value of the U.S. mortgage insurance business. As a result of our analysis, we determined the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a charge of $22 million to amortization of deferred acquisition costs and intangibles for the write-off of the entire goodwill balance associated with our U.S. mortgage insurance business during the third quarter of 2008.

In accordance with our annual goodwill impairment analysis during the third quarter of 2008, we performed the two-step impairment test for the institutional reporting unit included in our Retirement and Protection segment. We determined fair value using an income approach based on discounted cash flows. Our analysis considered current market conditions and the impact of those conditions on our institutional business. The recent increases in our credit spreads have negatively impacted this reporting unit’s ability to issue new business at competitive rates. Current credit market conditions make it difficult to determine when new business will be written at the historical volume and margins experienced in recent years. As a result of our analysis, we determined the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a charge of $12 million to amortization of deferred acquisition costs and intangibles for the write-off of the entire goodwill balance associated with our institutional business during the third quarter of 2008.

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

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves (such as guaranteed renewable term life, whole life and long-term care insurance policies) is based on approved actuarial methods, and includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts (such as lifestyle protection insurance) are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

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

The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $65 million and approximately $25 million for our U.S. and international mortgage insurance businesses, respectively. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

Unearned premiums. In our international mortgage insurance business, the majority of our insurance contracts are single premium. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $3 million reduction in earned premiums in the full first year. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of September 30, 2008 and December 31, 2007, we had $5.3 billion and $5.6 billion, respectively, of unearned premiums, of which $3.2 billion and $3.4 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $28 million and $45 million, respectively.

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

In our U.S. Mortgage Insurance segment, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in new flow insurance written of $1.0 billion would result in approximately a $6 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $63 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

The remaining portion of our unearned premiums relates to our lifestyle protection and long-term care insurance businesses where the underlying assumptions as to risk emergence are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably likely for these businesses would not result in a material impact on net income.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,735	$1,600	$135	8%
Net investment income	918	1,074	(156)	(15)%
Net investment gains (losses)	(816)	(48)	(768)	NM (1)
Insurance and investment product fees and other	331	249	82	33%

Total revenues	2,168	2,875	(707)	(25)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,497	1,168	329	28%
Interest credited	319	391	(72)	(18)%
Acquisition and operating expenses, net of deferrals	515	540	(25)	(5)%
Amortization of deferred acquisition costs and intangibles	208	202	6	3%
Interest expense	125	124	1	1%

Total benefits and expenses	2,664	2,425	239	10%

Income (loss) from continuing operations before income taxes	(496)	450	(946)	NM (1)
Provision (benefit) for income taxes	(238)	111	(349)	NM (1)

Net income (loss)	$(258)	$339	$(597)	(176)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection and mortgage insurance policies.

•

Our Retirement and Protection segment increased $97 million primarily due to a $63 million increase in our retirement income business, a $29 million increase in our long-term care insurance business and a $5 million increase in our life insurance business.

•

Our International segment increased $15 million as a result of a $37 million increase in our international mortgage insurance business, offset by a decrease of $22 million in our lifestyle protection insurance business. The three months ended September 30, 2008 included an increase of $16 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $26 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 5.1% for the three months ended September 30, 2008 from 6.1% for the three months ended September 30, 2007. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•

Net investment income for the three months ended September 30, 2008 included a $31 million loss related to limited partnerships as compared to a $26 million gain in the three months ended September 30, 2007 reflecting equity method accounting changes on real estate partnerships. In addition, net investment income for the three months ended September 30, 2008 included $3 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $14 million in the three months ended September 30, 2007.

•	The three months ended September 30, 2008 included $4 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. We incurred $492 million of credit and/or cash flow related impairments and $85 million related to a change in intent to hold securities to recovery during the three months ended September 30, 2008. Of total impairments, $236 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $266 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments. Net investment losses of $90 million from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. Our Retirement and Protection segment increased $89 million largely driven by an $81 million increase in our institutional business and a $10 million increase from our life insurance business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care and Medicare supplement insurance, structured settlements and single premium immediate annuities with life contingencies, lifestyle protection insurance and claim costs incurred related to mortgage insurance products.

•

Our Retirement and Protection segment increased $129 million attributable to an $80 million increase in our retirement income business, a $26 million increase in our life insurance business and a $23 million increase in our long-term care insurance business.

•

Our International segment increased $21 million as a result of an increase in our international mortgage insurance business of $32 million, offset by a decrease of $11 million in our lifestyle protection insurance business. The three months ended September 30, 2008 included an increase of $10 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $178 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $72 million primarily due to a $76 million decrease related to our institutional business and a $4 million decrease in our retirement income business, partially offset by an increase in our long-term care insurance business for $6 million.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses.

•

Our Retirement and Protection segment increased $14 million primarily attributable to an increase of $7 million from our retirement income business, a $5 million increase in our life insurance business and an increase of $5 million in our long-term care insurance business, offset by a $2 million decrease in our wealth management business.

•

Our International segment decreased $27 million related to a $9 million decrease in our international mortgage insurance business and an $18 million decrease in our lifestyle protection insurance business. The three months ended September 30, 2008 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $15 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $46 million primarily due to a decrease of $56 million from our retirement income business and a decrease of $9 million in our life insurance business, partially offset by $14 million increase in our institutional business and a $5 million increase in our long-term care insurance business.

•

Our International segment decreased $7 million related to a decrease in our lifestyle protection insurance business of $11 million offset by an increase in our international mortgage insurance business of $4 million.

•	Our U.S. Mortgage Insurance segment increased $58 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $21 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations.

•	Our International segment increased $13 million in our lifestyle protection insurance business from an increase in reinsurance arrangements accounted for under the deposit method.

•	Corporate and other activities increased $9 million.

Provision (benefit) for income taxes. The effective tax rate increased to 48.0% for the three months ended September 30, 2008 from 24.7% for the three months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, the increase in lower taxed foreign income and tax favored investment benefits were recognized in the current quarter due to the increased proportion of current year losses to expected full year losses, as compared to the prior year income in proportion to the prior year expected full year income recorded under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. This increase was partially offset by the impairment of non-deductible goodwill in the current quarter and reduced benefits attributable to favorable examination developments and changes in estimates. The three months ended September 30, 2008 included an increase of $1 million attributable to changes in foreign exchange rates.

Net income (loss). The net loss in the third quarter of 2008 was largely the result of impairments recorded during the current quarter and losses incurred in our U.S Mortgage Insurance segment. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and Other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net loss was an increase of $5 million, net of tax, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$5,161	$4,660	$501	11%
Net investment income	2,873	3,082	(209)	(7)%
Net investment gains (losses)	(1,560)	(118)	(1,442)	NM (1)
Insurance and investment product fees and other	845	726	119	16%

Total revenues	7,319	8,350	(1,031)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,284	3,325	959	29%
Interest credited	984	1,167	(183)	(16)%
Acquisition and operating expenses, net of deferrals	1,594	1,524	70	5%
Amortization of deferred acquisition costs and intangibles	620	622	(2)	—%
Interest expense	347	355	(8)	(2)%

Total benefits and expenses	7,829	6,993	836	12%

Income (loss) from continuing operations before income taxes	(510)	1,357	(1,867)	(138)%
Provision (benefit) for income taxes	(259)	383	(642)	(168)%

Income (loss) from continuing operations	(251)	974	(1,225)	(126)%
Income from discontinued operations, net of taxes	—	15	(15)	(100)%
Gain on sale from discontinued operations, net of taxes	—	53	(53)	(100)%

Net income (loss)	$(251)	$1,042	$(1,293)	(124)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment increased $141 million primarily due to an $81 million increase in our long-term care insurance business, a $36 million increase in our retirement income business and a $24 million increase in our life insurance business.

•

Our International segment increased $250 million as a result of a $169 million increase in our international mortgage insurance business and an increase of $81 million in our lifestyle protection insurance business. The nine months ended September 30, 2008 included an increase of $142 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $114 million.

Net investment income

•

Weighted-average investment yields decreased to 5.3% for the nine months ended September 30, 2008 from 5.9% for the nine months ended September 30, 2007. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning strategies.

•

Net investment income for the nine months ended September 30, 2008 included a $36 million loss related to limited partnerships as compared to a $34 million gain in the three months ended September 30, 2007 reflecting equity method accounting changes on real estate partnerships. In addition, net investment income for the nine months ended September 30, 2008 included $29 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $53 million in the nine months ended September 30, 2007.

•	The nine months ended September 30, 2008 included $33 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). We incurred $900 million of credit and/or cash flow related impairments and $416 million related to a change in intent to hold securities to recovery during the nine months ended September 30, 2008. Of total impairments, $853 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $270 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments. Net investment losses of $116 million from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $116 million largely driven by an $81 million increase from our institutional business, a $16 million increase in our retirement income business, a $15 million increase in our wealth management business and a $4 million increase in our life insurance business.

•

Our International segment increased $4 million primarily related to our lifestyle protection insurance business. The nine months ended September 30, 2008 included $4 million attributable to changes in foreign exchange rates.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $213 million attributable to a $102 million increase in our long-term care insurance business, a $70 million increase from our retirement income business and a $41 million increase in our life insurance business.

•

Our International segment increased $125 million as a result of an increase in our international mortgage insurance business of $97 million and an increase of $28 million in our lifestyle protection insurance business. The nine months ended September 30, 2008 included an increase of $46 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $620 million.

Interest credited. Interest credited related to our Retirement and Protection segment decreased $183 million primarily due to an $165 million decrease related to our institutional business and a $34 million decrease in our retirement income business, offset by a $15 million increase in our long-term care insurance business.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $36 million primarily attributable to an increase of $16 million from our retirement income business, an increase of $14 million in our life insurance business and a $7 million increase in our wealth management business.

•

Our International segment increased $51 million related to a $17 million increase in our international mortgage insurance business and a $34 million increase in our lifestyle protection insurance business. The nine months ended September 30, 2008 included an increase of $54 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $10 million.

•	Corporate and Other activities decreased $27 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment decreased $73 million due to a decrease of $91 million from our retirement income business, partially offset by an increase of $15 million in our institutional business, a $4 million increase in our long-term care insurance business and a $3 million decrease in our life insurance business.

•

Our International segment increased $20 million related to an increase in our international mortgage insurance business of $16 million and an increase in our lifestyle protection insurance business of $4 million. The nine months ended September 30, 2008 included an increase of $13 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $62 million.

•	Corporate and Other activities decreased $11 million.

Interest expense.

•	Our Retirement and Protection segment decreased $29 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations.

•	Our International segment increased $14 million in our lifestyle protection insurance business from an increase in reinsurance arrangements accounted for under the deposit method.

•	Corporate and other activities increased $7 million.

Provision (benefit) for income taxes. The effective tax rate increased to 50.8% for the nine months ended September 30, 2008 from 28.2% for the nine months ended September 30, 2007. This increase in the effective tax rate was attributable to the recognition of tax benefits primarily driven by an increase in lower taxed foreign income on a pre-tax loss in the current year. This was partially offset by the impairment of non-deductible goodwill in the current year and reduced benefits attributable to favorable examination developments and changes in estimates. The nine months ended September 30, 2008 included an increase of $18 million attributable to changes in foreign exchange rates.

Net income (loss). The decrease in net income was largely the result of impairments recorded during 2008 and losses incurred in our U.S. Mortgage Insurance segment. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income was an increase of $48 million, net of tax, attributable to changes in foreign exchange rates. In the second quarter of 2007, we completed the sale of our group life and health insurance business. The sale resulted in a gain on sale of discontinued operations of $53 million, net of taxes.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2008	2007	2008	2007
Earnings (loss) from continuing operations per common share:
Basic	$(0.60)	$0.77	$(0.58)	$2.21

Diluted	$(0.60)	$0.76	$(0.58)	$2.16

Earnings (loss) per common share:
Basic	$(0.60)	$0.77	$(0.58)	$2.36

Diluted	$(0.60)	$0.76	$(0.58)	$2.32

Weighted-average common shares outstanding:
Basic	433.1	441.1	433.2	440.5

Diluted	433.1	445.6	433.2	449.8

Weighted-average shares outstanding declined reflecting repurchases of 38.2 million shares since the beginning of the first quarter of 2007 through September 30, 2008. Diluted weighted-average shares outstanding for both the 2008 and 2007 quarters reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation. In May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our common stock according to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker/dealer counterparty.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit-related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies. See note 13 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss).

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for lifestyle protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business generated during each period presented; and (6) written premiums, net of cancellations, for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, deposits and net flows, written premiums, premium equivalents and new insurance written to be measures of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$958	$861	$97	11%
Net investment income	730	893	(163)	(18)%
Net investment gains (losses)	(702)	(38)	(664)	NM (1)
Insurance and investment product fees and other	322	233	89	38%

Total revenues	1,308	1,949	(641)	(33)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,048	919	129	14%
Interest credited	319	391	(72)	(18)%
Acquisition and operating expenses, net of deferrals	234	220	14	6%
Amortization of deferred acquisition costs and intangibles	50	96	(46)	(48)%
Interest expense	38	59	(21)	(36)%

Total benefits and expenses	1,689	1,685	4	—%

Income (loss) from continuing operations before income taxes	(381)	264	(645)	NM (1)
Provision (benefit) for income taxes	(156)	64	(220)	NM (1)

Net income (loss)	(225)	200	(425)	NM (1)
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	403	23	380	NM (1)

Net operating income	$178	$223	$(45)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
Wealth management	$12	$11	$1	9%
Retirement income	15	82	(67)	(82)%
Institutional	49	10	39	NM (1)
Life insurance	63	81	(18)	(22)%
Long-term care insurance	39	39	—	—%

Total net operating income	$178	$223	$(45)	(20)%

Net operating income

•

Our wealth management business remained relatively flat as the decrease in average assets under management from the unfavorable impact due to the volatility in the equity markets was offset by lower asset-based expenses.

•

Our retirement income business decreased $67 million primarily as a result of lower net investment income from lower yields on floating rate investments and negative valuation marks on limited partnership investments, as well as a reclassification in 2008 of embedded derivative costs related to our guaranteed minimum withdrawal benefit products previously reported in net investment gains (losses). We also had an increase in reserves from unfavorable mortality and higher amortization from volatility in the equity markets in the current year. These decreases were partially offset by growth in our Income Distribution Series and spread-based annuity products. In addition, the prior year included a tax benefit from favorable examination developments and a change in estimate related to the 2006 tax provision that did not recur in the current year.

•

Our institutional business increased $39 million largely attributable to income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value. This increase was partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnership investments. There was also a decline in assets under management mainly due to the current challenging market environment and an impairment charge of $12 million related to goodwill in the third quarter of 2008.

•

Our life insurance business decreased $18 million primarily from a decrease in net investment income from negative valuation marks on limited partnership investments and lower yields, offset by lower interest expense reflecting the decline in the underlying index rate and favorable mortality in our term life insurance products.

•

Our long-term care insurance business remained flat as growth of the in-force and favorable performance of newer issued policies was partially offset by the unfavorable performance of older issued policies, lower investment income yield and negative valuation marks on limited partnership investments.

Revenues

Premiums

•

Our retirement income business increased $63 million primarily attributable to higher sales of life-contingent immediate annuities as these products have become more attractive in the current environment, partially offset by runoff of our life-contingent structured settlement annuities.

•

Our life insurance business increased $5 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums, partially offset by lapses and lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•	Our long-term care insurance business increased $29 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

Net investment income

•

Our retirement income business decreased $43 million primarily as a result of lower investment yields. Net investment income in the current year included a $12 million loss related to limited partnerships as compared to a $13 million gain in the prior year reflecting equity method accounting changes on real estate partnerships. The decrease was also attributable to less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our institutional business decreased $88 million attributable to lower yields on floating rate investments and a decline in average invested assets. Net investment income in the current year included a $10 million loss related to limited partnerships as compared to a $1 million gain in the prior year reflecting equity method accounting changes on real estate partnerships.

•

Our life insurance business decreased $42 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year included a $4 million loss related to limited partnerships as compared to a $13 million gain in the prior year reflecting equity method accounting changes on real estate partnerships.

•

Our long-term care insurance business increased $12 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower valuation marks on limited partnership investments and lower investment yields.

Insurance and investment product fees and other

•

Our retirement income decreased $2 million mainly due to a reclassification in 2008 of embedded derivative costs related to our guaranteed minimum withdrawal benefit products previously reported in net investment gains (losses) and lower municipal GIC advisory fees. These decreases were partially offset by growth in our Income Distribution Series products. In addition, our spread-based products decreased from lower surrender fee income in the current year.

•	Our institutional business increased $81 million related to income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value.

•

Our life insurance business increased $10 million mainly attributable to a reclassification adjustment to benefits and other changes in policy reserves related to our universal life insurance products from the prior quarter. The increase was also attributed to growth in our universal life insurance products.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business increased $80 million largely related to growth in our life-contingent spread-based products and unfavorable mortality, partially offset by lower amortization of sales inducements as a result of higher net investment losses. Our fee-based products also increased related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by the unfavorable volatility in the equity markets.

•

Our life insurance business increased $26 million principally attributable to unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the current year related to our universal life insurance products with death or other benefit features and higher mortality in universal life insurance as compared to prior year. There was also a reclassification adjustment from insurance and investment product fees and other related to our universal life insurance products from the prior quarter.

•

Our long-term care insurance business increased $23 million mainly as a result of the aging and growth of the in-force block. This increase was partially offset by a favorable reserve adjustment of $14 million in the current year related to updating our utilization factors compared to $9 million in the prior year.

Interest credited

•

Our retirement income business decreased $4 million from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•

Our institutional business decreased $76 million mainly attributable to the impact of lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

•	Our long-term care insurance business increased $6 million as a result of growth in the account value of our corporate-owned life insurance product.

Acquisition and operating expenses, net of deferrals

•

Our wealth management business decreased $2 million from lower average assets under management largely attributable to the unfavorable impact due to the volatility in the equity markets, as well as lower operating expenses.

•	Our retirement income business increased $7 million driven by growth in our Income Distribution Series and spread-based annuity products.

•	Our life insurance business increased $5 million primarily from higher expenses due to growth of our insurance in-force block of business.

•	Our long-term care insurance business increased $5 million due to growth in our insurance in-force.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $56 million due to a decrease in amortization of deferred acquisition costs for our spread-based retail products as a result of higher net investment losses and favorable lapse rates in the current year. Our fee-based products also decreased from lower amortization as a result of unfavorable market impacts in addition to derivative losses related to our guaranteed minimum withdrawal benefit products. These were partially offset by higher amortization attributable to volatility in the equity markets and growth in our Income Distribution Series products.

•	Our institutional business increased $14 million primarily related to an impairment charge of $12 million related to goodwill in the third quarter of 2008.

•

Our life insurance business decreased $9 million mainly driven by lower amortization of $15 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $7 million in the prior year.

•	Our long-term care insurance business increased $5 million due to growth of the in-force block.

Interest expense. Interest expense in our life insurance business decreased $21 million primarily from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 40.9% for the three months ended September 30, 2008 from 24.2% for the three months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, an increase in tax favored investment benefits was recognized in the current quarter due to the increased proportion of current year losses to expected full year losses, as compared to the prior year income in proportion to the prior year expected full year income recorded under APB No. 28. This increase was partially offset by the impairment of non-deductible goodwill in the current quarter and reduced benefits attributable to favorable examination developments and changes in estimates.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$2,763	$2,622	$141	5%
Net investment income	2,292	2,597	(305)	(12)%
Net investment gains (losses)	(1,423)	(102)	(1,321)	NM (1)
Insurance and investment product fees and other	795	679	116	17%

Total revenues	4,427	5,796	(1,369)	(24)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,957	2,744	213	8%
Interest credited	984	1,167	(183)	(16)%
Acquisition and operating expenses, net of deferrals	690	654	36	6%
Amortization of deferred acquisition costs and intangibles	239	312	(73)	(23)%
Interest expense	124	153	(29)	(19)%

Total benefits and expenses	4,994	5,030	(36)	(1)%

Income (loss) from continuing operations before income taxes	(567)	766	(1,333)	(174)%
Provision (benefit) for income taxes	(219)	240	(459)	(191)%

Net income (loss)	(348)	526	(874)	(166)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	838	62	776	NM (1)

Net operating income	$490	$588	$(98)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
Wealth management	$35	$32	$3	9%
Retirement income	64	171	(107)	(63)%
Institutional	65	34	31	91%
Life insurance	215	234	(19)	(8)%
Long-term care insurance	111	117	(6)	(5)%

Total net operating income	$490	$588	$(98)	(17)%

Net operating income

•

Our wealth management business increased $3 million due to growth in average assets under management, partially offset by the impact of the unfavorable volatility in equity markets combined with higher asset-based expenses.

•	Our retirement income business decreased $107 million primarily as a result of lower net investment income from lower yields on floating rate investments and negative valuation marks on limited partnership investments, as well as a reclassification in 2008 of embedded derivative costs related to our guaranteed minimum withdrawal benefit products previously reported in net investment gains (losses). We also had an increase in reserves from unfavorable mortality and higher amortization from volatility in the equity markets in the current year. These decreases were partially offset by growth in our Income Distribution Series and spread-based annuity products. In addition, the prior year included a tax benefit from favorable examination developments and a change in estimate related to the 2006 tax provision that did not recur in the current year.

•

Our institutional business increased $31 million largely attributable to income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value. This increase was partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnerships. There was also a decline in assets under management mainly due to the current challenging market environment and an impairment charge of $12 million related to goodwill in the third quarter of 2008.

•

Our life insurance business decreased $19 million primarily from a decrease in net investment income from lower yields on assets backing our non-recourse funding obligations, partially offset by lower interest expense reflecting the decline in the underlying index rate and growth in the term and universal life insurance in-force. The current year also included unfavorable reserve adjustments.

•

Our long-term care insurance business decreased $6 million primarily attributable to $10 million, net of tax, of favorable investment items in the prior year, partially offset by an update in factors associated with mortality notifications in the current year. Excluding these items, our long-term care insurance business was relatively flat as the favorable performance of newer issued policies was offset by the unfavorable performance of older issued policies, lower investment income yield and negative valuation marks on limited partnership investments.

Revenues

Premiums

•

Our retirement income business increased $36 million primarily attributable to higher sales of life-contingent immediate annuities as these products have become more attractive in the current environment, as well as improvements in wholesaler productivity levels and rate actions on certain immediate annuities. These increases were partially offset by runoff of our life-contingent structured settlement annuities.

•

Our life insurance business increased $24 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums, partially offset by lapses and lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•	Our long-term care insurance business increased $81 million mainly attributable to growth in the in-force block from new sales and renewal premiums.

Net investment income

•

Our retirement income business decreased $89 million primarily as a result of a decline in average invested assets and lower investment yields in our spread-based retail products. Net investment income in the current year included a $17 million loss related to limited partnerships as compared to a $17 million gain in the prior year reflecting equity method accounting changes on real estate partnerships. The decrease was also attributable to less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our institutional business decreased $186 million primarily attributable to lower yields on floating rate investments and a decline in average invested assets. Net investment income in the current year included a $10 million loss related to limited partnerships as compared to a $2 million gain in the prior year reflecting equity method accounting changes on real estate partnerships. The decrease was also attributable to less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our life insurance business decreased $62 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year included a $1 million loss related to limited partnerships as compared to a $16 million gain in the prior year reflecting equity method accounting changes on real estate partnerships. The decrease was also attributable to less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our long-term care insurance business increased $34 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by $15 million less of investment income from bond calls and commercial mortgage prepayments, negative valuation marks on limited partnership investments in the current year and lower yields.

Insurance and investment product fees and other

•

Our wealth management business increased $15 million primarily as a result of growth in average assets under management, partially offset by the impact of the unfavorable volatility in equity markets on assets under management.

•

Our retirement income business increased $16 million mainly due to our fee-based products from growth of our Income Distribution Series products. This increase was partially offset by a reclassification in 2008 of embedded derivative costs related to our guaranteed minimum withdrawal benefit products previously reported in net investment gains (losses) and lower municipal GIC advisory fees. In addition, our spread-based products decreased from lower surrender fee income in the current year.

•	Our institutional business increased $81 million due to income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value.

•	Our life insurance business increased $4 million mainly attributed to growth of our universal life insurance products.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business increased $70 million largely related to growth in our life-contingent spread-based products driven by growth in the in-force block and unfavorable mortality, partially offset by lower amortization of sales inducements as a result of higher net investment losses. Our fee-based products also increased related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by the unfavorable volatility in the equity markets.

•

Our life insurance business increased $41 million principally attributable to unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the current year related to our universal life insurance products with death or other benefit features and higher mortality in universal life insurance as compared to prior year. In addition, the increase is driven by growth of our term life insurance in-force block and an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies in the current year.

•

Our long-term care insurance business increased $102 million mainly as a result of the aging and growth of the in-force block. Partially offsetting this increase was an $8 million update in factors associated with mortality notifications.

Interest credited

•

Our retirement income business decreased $34 million largely from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•

Our institutional business decreased $165 million mainly attributable to the impact of lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

•	Our long-term care insurance business increased $15 million due to growth in the account value of our corporate-owned life insurance product.

Acquisition and operating expenses, net of deferrals

•	Our wealth management business increased $7 million attributable to higher asset-based expenses as a result of the growth of average assets under management.

•	Our retirement income business increased $16 million primarily driven by growth in our Income Distribution Series and spread-based annuity products.

•	Our life insurance business increased $14 million primarily from higher expenses from growth of our in-force business.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $91 million attributable to a decrease in amortization of deferred acquisition costs for our spread-based retail products as a result of higher net investment losses and favorable lapse rates in the current year. Our fee-based products also decreased from lower amortization as a result of unfavorable market impacts in addition to derivative losses related to our guaranteed minimum withdrawal benefit products. These were partially offset by higher amortization attributable to volatility in the equity markets and growth in our Income Distribution Series products.

•	Our institutional business increased $15 million primarily related to an impairment charge of $12 million related to goodwill in the third quarter of 2008.

•

Our life insurance business decreased $3 million driven by lower amortization of $15 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $7 million in the prior year. This decrease was offset by continued growth of insurance in-force and a policy valuation system input correction in a small block of term life insurance policies in the current year.

•

Our long-term care insurance business increased $4 million due to growth in the in-force block, partially offset by the final purchase accounting adjustments in the prior year that accelerated amortization of the present value of future profits.

Interest expense. Interest expense in our life insurance business decreased $29 million primarily from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 38.6% for the nine months ended September 30, 2008 from 31.3% for the nine months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year, which was partially offset by the impairment of non-deductible goodwill in the current year and reduced benefits attributable to favorable examination developments and changes in estimates.

Retirement and Protection selected financial and operating performance measures

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Assets under management, beginning of period	$20,285	$20,683	$21,584	$17,293
Gross flows	1,230	1,665	3,915	5,136
Redemptions	(1,047)	(567)	(3,171)	(1,492)

Net flows	183	1,098	744	3,644
Market performance	(1,797)	(119)	(3,657)	725

Assets under management, end of period	$18,671	$21,662	$18,671	$21,662

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Advisors Corporation, Genworth Financial Trust Company and Capital Brokerage Corporation. On August 1, 2008, Genworth Financial Asset Management, Inc. merged into AssetMark Investment Services, Inc. with AssetMark Investment Services, Inc. being the surviving entity. AssetMark Investment Services, Inc. subsequently changed its name to Genworth Financial Wealth Management, Inc. on August 1, 2008.

The decrease in these assets was primarily due to unfavorable equity market performance in the current year. Gross flows continue to outpace redemptions; however, given the current market conditions, redemptions have increased significantly as gross flows have slowed during 2008.

Retirement income

Fee-based retail products

The following table sets forth selected financial performance measures regarding our fee-based retail products as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$5,308	$3,361	$4,535	$2,402
Deposits	506	543	1,697	1,446
Surrenders, benefits and product charges	(115)	(78)	(332)	(204)

Net flows	391	465	1,365	1,242
Interest credited and investment performance	(327)	152	(528)	334

Account value, net of reinsurance, end of period	$5,372	$3,978	$5,372	$3,978

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,278	$2,098	$2,345	$1,780
Deposits	92	133	305	412
Surrenders, benefits and product charges	(66)	(48)	(188)	(145)

Net flows	26	85	117	267
Interest credited and investment performance	(290)	79	(448)	215

Account value, net of reinsurance, end of period	$2,014	$2,262	$2,014	$2,262

Variable life insurance
Account value, beginning of period	$373	$408	$403	$391
Deposits	4	6	14	18
Surrenders, benefits and product charges	(15)	(15)	(35)	(41)

Net flows	(11)	(9)	(21)	(23)
Interest credited and investment performance	(38)	15	(58)	46

Account value, end of period	$324	$414	$324	$414

(1)

The Income Distribution Series products are comprised of our guaranteed retirement income deferred and immediate variable annuity products, including those variable annuity products with rider options that provide similar income features. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales growth of our guaranteed minimum withdrawal benefit rider, partially offset by unfavorable volatility in the equity markets.

Traditional variable annuities

In our traditional variable annuities, the decrease in assets under management was principally the result of the unfavorable volatility in the equity markets, partially offset by continued sales.

Spread-based retail products

The following table sets forth selected financial performance measures regarding our spread-based retail products as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Fixed annuities
Account value, net of reinsurance, beginning of period	$12,130	$12,886	$12,073	$13,972
Deposits	514	184	1,283	535
Surrenders, benefits and product charges	(576)	(815)	(1,499)	(2,495)

Net flows	(62)	(631)	(216)	(1,960)
Interest credited	106	113	317	356

Account value, net of reinsurance, end of period	$12,174	$12,368	$12,174	$12,368

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,781	$6,367	$6,668	$6,174
Premiums and deposits	280	247	759	745
Surrenders, benefits and product charges	(197)	(241)	(742)	(715)

Net flows	83	6	17	30
Interest credited	92	85	271	254

Account value, net of reinsurance, end of period	$6,956	$6,458	$6,956	$6,458

Structured settlements
Account value, net of reinsurance, beginning of period	$1,107	$1,088	$1,103	$1,011
Premiums and deposits	—	5	3	82
Surrenders, benefits and product charges	(15)	(15)	(42)	(44)

Net flows	(15)	(10)	(39)	38
Interest credited	14	14	42	43

Account value, net of reinsurance, end of period	$1,106	$1,092	$1,106	$1,092

Total premiums from spread-based retail products	$181	$118	$459	$423

Total deposits on spread-based retail products	$613	$318	$1,586	$939

Fixed annuities

Surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. During 2008, the yield curve steepened and certain fixed annuities became more attractive relative to investment alternatives, such as certificates of deposit.

Single premium immediate annuities

The account value, net of reinsurance, increased primarily due to the positive net flows as this product has become more attractive in the current market environment compared to other products, such as certificates of deposits.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected financial performance measures regarding our institutional business as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Account value, beginning of period	$10,773	$11,515	$10,982	$10,483
Deposits(1)	558	323	1,937	2,152
Surrenders and benefits(1)	(2,149)	(710)	(3,975)	(1,799)

Net flows	(1,591)	(387)	(2,038)	353
Interest credited	94	154	307	442
Foreign currency translation	(23)	10	2	14

Account value, end of period	$9,253	$11,292	$9,253	$11,292

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. For the three months ended September 30, 2008, there were no contracts that matured but were redeposited. For the three months ended September 30, 2007, contracts that matured but were redeposited and reflected under “Deposits” amounted to $100 million. For the nine months ended September 30, 2008 and 2007, contracts that matured but were redeposited and reflected under “Deposits” amounted to $295 million and $300 million, respectively.

The decrease in account values was primarily the result of scheduled maturities of GICs and FABNs outpacing new issuances. The current credit market conditions have made FABNs for large institutional investors less attractive compared to alternative products offering higher yields or more liquidity. The decrease in interest credited was driven by lower crediting rates on our floating rate products attributable to a decrease in interest rates compared to 2007.

See “—Trends and conditions affecting our segments” for further discussion of the impact of the current credit market condition on FABNs and funding agreements.

Life insurance

The following table sets forth selected financial and operating performance measures regarding our life insurance business as of or for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Term life insurance
Net earned premiums	$237	$231	$6	3%	$718	$691	$27	4%
Annualized first-year premiums	21	28	(7)	(25)%	69	86	(17)	(20)%

Universal and whole life insurance
Net earned premiums and deposits	$136	$143	$(7)	(5)%	$419	$420	$(1)	—%
Universal life annualized first-year deposits	12	15	(3)	(20)%	39	41	(2)	(5)%
Universal life excess deposits	43	53	(10)	(19)%	132	142	(10)	(7)%

Total life insurance
Net earned premiums and deposits	$373	$374	$(1)	—%	$1,137	$1,111	$26	2%
Annualized first-year premiums	21	28	(7)	(25)%	69	86	(17)	(20)%
Annualized first-year deposits	12	15	(3)	(20)%	39	41	(2)	(5)%
Excess deposits	43	53	(10)	(19)%	132	142	(10)	(7)%

	As of September 30,		Percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Term life insurance
Life insurance in-force, net of reinsurance	$491,032	$457,001	7%
Life insurance in-force before reinsurance	625,385	614,248	2%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$43,781	$41,638	5%
Life insurance in-force before reinsurance	51,043	50,737	1%

Total life insurance
Life insurance in-force, net of reinsurance	$534,813	$498,639	7%
Life insurance in-force before reinsurance	676,428	664,985	2%

Term life insurance

The increase in term life insurance net earned premiums and insurance in-force was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on middle market.

Universal and whole life insurance

Annualized first-year deposits decreased as the overall universal life insurance market has declined. The in-force block was relatively flat as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

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

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Net earned premiums:
Long-term care	$470	$444	$26	6%	$1,372	$1,293	$79	6%
Medicare supplement and other	66	63	3	5%	199	197	2	1%

Total	$536	$507	$29	6%	$1,571	$1,490	$81	5%

Annualized first-year premiums and deposits	$64	$60	$4	7%	$192	$166	$26	16%

Net earned premiums increased primarily due to growth in the individual long-term care insurance and Medicare supplement in-force block from new sales.

For the three months ended September 30, 2008, the increase in annualized first-year premiums and deposits was primarily attributable to growth in our Medicare supplement insurance, partially offset by a decrease in our linked-benefits product. For the nine months ended September 30, 2008, the increase in annualized first-year premiums and deposits was primarily attributable to growth in our Medicare supplement insurance, our linked-benefits product and individual long-term care insurance.

International segment

Segment results of operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the results of operations relating to our International segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$587	$572	$15	3%
Net investment income	146	131	15	11%
Net investment gains (losses)	(37)	—	(37)	NM	(1)
Insurance and investment product fees and other	7	8	(1)	(13	) %

Total revenues	703	711	(8)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	147	126	21	17%
Acquisition and operating expenses, net of deferrals	254	281	(27)	(10)%
Amortization of deferred acquisition costs and intangibles	87	94	(7)	(7)%
Interest expense	19	6	13	NM	(1)

Total benefits and expenses	507	507	—	—%

Income from continuing operations before income taxes	196	204	(8)	(4)%
Provision for income taxes	54	65	(11)	(17)%

Net income	142	139	3	2%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	24	1	23	NM	(1)

Net operating income	$166	$140	$26	19%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
International mortgage insurance	$126	$110	$16	15%
Lifestyle protection insurance	40	30	10	33%

Total net operating income	$166	$140	$26	19%

Net operating income

•

The three months ended September 30, 2008 included increases of $2 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia.

•	The increase in our lifestyle protection insurance business was primarily associated with growth in Europe, a lower effective tax rate and continued expansion in new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $37 million and our lifestyle protection insurance business decreased $22 million.

•

The three months ended September 30, 2008 included increases of $5 million and $11 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven primarily by the growth and seasoning of our international in-force block of business, primarily in Canada.

•

The decrease in our lifestyle protection insurance business was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending and lower single premium sales pending anticipated clarifications of related new business regulations. In addition, we experienced a decrease from our runoff block of business and structured transactions. Reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. These decreases were partially offset by growth in Europe and continued expansion in new markets, largely in Poland and Mexico.

Net investment income

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business increased $9 million.

•

The three months ended September 30, 2008 included increases of $2 million attributable to changes in foreign exchange rates for both our international mortgage and lifestyle protection insurance businesses.

•

The increase in our international mortgage insurance business was largely due to an increase in average invested assets associated with growth of the business. The increase was partially offset by a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business in 2007.

•	The increase in our lifestyle protection insurance business was principally attributable to increased yields and additional reinsurance arrangements accounted for under the deposit method.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $32 million and our lifestyle protection insurance business decreased $11 million.

•

The three months ended September 30, 2008 included increases of $6 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada from increased reserves per delinquency reflecting higher loan balances as large in-force books season in a slowing economic environment. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies partially offset by a favorable reserve adjustment related to ongoing loss mitigation activities in Spain.

•

The decrease in our lifestyle protection insurance business was largely a result of a reserve adjustment related to our reinsurance block of business and an increase in reinsurance arrangements accounted for under the deposit method. These decreases were offset by an increase in claims primarily from growth in Europe, higher claims frequency in Spain, Italy and Ireland and aging of our structured transactions.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $9 million and our lifestyle protection insurance business decreased $18 million.

•	The three months ended September 30, 2008 included increases of $6 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•

The decrease in our international mortgage insurance business was primarily a result of a reclassification of fees associated with the government-mandated reserve for our Canadian mortgage insurance business which increased expenses in 2007.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in paid commissions driven by lower volume, particularly in the U.K., and a decrease in profit commissions driven by lower volumes in the U.K. and higher claims frequency in Spain, Italy and Ireland.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $4 million and our lifestyle protection insurance business decreased $11 million.

•	The increase in our international mortgage insurance business was mainly related to an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in structured transactions and a decrease in the U.K. from reduced levels of consumer lending and an increase in reinsurance arrangements accounted for under the deposit method, partially offset by growth in Europe.

Interest expense. The increase was primarily due to reinsurance arrangements accounted for under the deposit method in our lifestyle protection insurance business.

Provision for income taxes. The effective tax rate decreased to 27.6% for the three months ended September 30, 2008 from 31.9% for the three months ended September 30, 2007. This decrease in the effective tax rate was primarily attributable to an increase in lower taxed foreign income and an unfavorable examination development in the prior year. The three months ended September 30, 2008 also included an increase of $1 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the results of operations relating to our International segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$1,824	$1,574	$250	16%
Net investment income	432	332	100	30%
Net investment gains (losses)	(19)	(5)	(14)	NM (1)
Insurance and investment product fees and other	25	21	4	19%

Total revenues	2,262	1,922	340	18%

Benefits and expenses:
Benefits and other changes in policy reserves	470	345	125	36%
Acquisition and operating expenses, net of deferrals	785	734	51	7%
Amortization of deferred acquisition costs and intangibles	287	267	20	7%
Interest expense	34	20	14	70%

Total benefits and expenses	1,576	1,366	210	15%

Income from continuing operations before income taxes	686	556	130	23%
Provision for income taxes	189	155	34	22%

Net income	497	401	96	24%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	12	4	8	200%

Net operating income	$509	$405	$104	26%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Net operating income:
International mortgage insurance	$382	$311	$71	23%
Lifestyle protection insurance	127	94	33	35%

Total net operating income	$509	$405	$104	26%

Net operating income

•

The nine months ended September 30, 2008 included increases of $35 million and $14 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force in Canada and Australia.

•	The increase in our lifestyle protection insurance business was primarily associated with growth in Europe and continued expansion in new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $169 million and our lifestyle protection insurance business increased $81 million.

•

The nine months ended September 30, 2008 included increases of $62 million and $80 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven primarily by the seasoning of our international in-force block of business and growth.

•

Excluding the effects of foreign exchange, our lifestyle protection insurance business was relatively flat as an increase from growth in Europe and new markets was partially offset by a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums.

Net investment income

•	Our international mortgage insurance business increased $70 million and our lifestyle protection insurance business increased $30 million.

•

The nine months ended September 30, 2008 included increases of $23 million and $10 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was largely due to an increase in average invested assets associated with growth of the business, as well as increased yields.

•

The increase in our lifestyle protection insurance business was principally attributable to an increase in average invested assets as a result of growth in new business, increased yields and an increase in reinsurance arrangements accounted for under the deposit method.

Insurance and investment product fees and other. The increase was primarily related to our lifestyle protection insurance business as a result of a $3 million increase attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $97 million and our lifestyle protection insurance business increased $28 million.

•

The nine months ended September 30, 2008 included increases of $28 million and $18 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher delinquencies in Canada and higher reserves per delinquency reflecting higher loan balances as large in-force books season in a slowing economic environment. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies. Partially offsetting these increases was the decline in losses in Australia as a result of lower reserves per delinquency and a favorable reserve adjustment related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely due to an increase in claim reserves resulting from maturity of structured transactions and growth in Europe. These increases were offset by a decrease in our reserves as a result of a reserve adjustment related to our reinsurance runoff block of business, an increase in reinsurance arrangements accounted for under the deposit method and lower paid claims due to a decrease in claim volume, particularly in the U.K.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $17 million and our lifestyle protection insurance business increased $34 million.

•

The nine months ended September 30, 2008 included increases of $7 million and $47 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily driven by growth in our international businesses.

•

Excluding the effects of foreign exchange, our lifestyle protection insurance business decreased largely due to a decrease in profit commissions from lower volume and a shift to a more single premium business. Partially offsetting this decrease was an increase in paid commissions and operating expenses driven by growth of the business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $16 million and our lifestyle protection insurance business increased $4 million.

•

The nine months ended September 30, 2008 included increases of $4 million and $9 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•	Excluding the effects of foreign exchange, our lifestyle protection insurance business decreased from reduced levels of consumer lending in the U.K., partially offset by growth in Europe.

Interest expense. The increase was primarily due to reinsurance arrangements accounted for under the deposit method in our lifestyle protection insurance business.

Provision for income taxes. The effective tax rate decreased to 27.6% for the nine months ended September 30, 2008 from 27.9% for the nine months ended September 30, 2007. This decrease in the effective tax rate was primarily attributable to an increase in lower taxed foreign income. The nine months ended September 30, 2008 also included increases of $13 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

International selected financial and operating performance measures

International mortgage insurance

The following tables set forth selected financial and operating performance measures regarding our international mortgage business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$464,600	$461,900	$2,700	1%
Risk in-force	148,000	146,800	1,200	1%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
New insurance written	$21,300	$36,200	$(14,900)	(41)%	$63,600	$108,900	$(45,300)	(42)%
Net premiums written	306	452	(146)	(32)%	843	1,202	(359)	(30)%
Net premiums earned	245	208	37	18%	745	576	169	29%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ended September 30, 2008, this factor was 35%.

Primary insurance in-force and risk in-force remained relatively flat as slowing originations markets in Canada and Australia decreased new insurance written. Our international mortgage insurance primary insurance in-force included a decrease of $41.3 billion attributable to changes in foreign exchange rates as of September 30, 2008.

New insurance written

New insurance written decreased attributable to declining new business in Europe where we are taking a more conservative stance, slowing originations markets in Canada and Australia and lower bulk new insurance written in Canada and Australia. The three and nine months ended September 30, 2008 included increases of $0.6 billion and $5.4 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2008, our unearned premium reserves decreased to $3.2 billion, including a decrease of $251 million attributable to changes in foreign exchange rates, from $3.3 billion as of September 30, 2007.

Net premiums written decreased primarily due to a decrease in new insurance written in our international mortgage insurance business driven by slowing originations markets in Canada and Australia. The three and nine months ended September 30, 2008 included increases of $5 million and $64 million, respectively, attributable to changes in foreign exchange rates.

Net premiums earned increased primarily from the seasoning of our international in-force block of business and growth. The three and nine months ended September 30, 2008 included increases of $5 million and $62 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios our international mortgage business for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Loss ratio	40%	32%	8%	37%	31%	6%
Expense ratio	22%	16%	6%	26%	15%	11%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

The increase in the loss ratio was attributable to higher incurred losses in Canada primarily from the seasoning of large books of insurance in-force in a slowing economic environment and increased losses from higher delinquencies in Europe, particularly in Spain and Ireland.

The increase in the expense ratio was primarily attributable to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2008	December 31, 2007
Primary insurance
Insured loans in-force	2,926,312	2,789,750
Delinquent loans	19,991	14,821
Percentage of delinquent loans (delinquency rate)	0.68%	0.53%

Flow loans in-force	2,387,502	2,263,132
Flow delinquent loans	18,397	13,843
Percentage of flow delinquent loans (delinquency rate)	0.77%	0.61%

Bulk loans in-force	538,810	526,618
Bulk delinquent loans(1)	1,594	978
Percentage of bulk delinquent loans (delinquency rate)	0.30%	0.19%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,149 and 646 as of September 30, 2008 and December 31, 2007, respectively.

Primary flow and bulk loans in-force increased largely as a result of our continued growth in our international business. Delinquent loans increased from higher delinquencies in Europe, particularly in Spain and Ireland, and as a result of seasoning of our insurance in-force in a slowing economic environment.

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

(Amounts in millions)	September 30, 2008	December 31, 2007(1)
Loan-to-value ratio
95.01% and above	$32,997	$30,270
90.01% to 95.00%	33,328	33,894
80.01% to 90.00%	31,863	32,965
80.00% and below	49,794	54,268

Total	$147,982	$151,397

(1)

The amounts previously presented in our 2007 Annual Report on Form 10-K have been revised to include capitalized premiums in the calculation of loan-to-value ratios. The revision had no impact on total risk in-force.

Lifestyle protection insurance

The following table sets forth selected financial and operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$613	$654	$(41)	(6)%	$1,973	$2,108	$(135)	(6)%
Mexico operations gross written premiums	23	19	4	21%	64	56	8	14%
Net earned premiums	342	364	(22)	(6)%	1,079	998	81	8%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K. market and new business regulations, partially offset by increased sales growth in Europe and continued market penetration in new markets. The three and nine months ended September 30, 2008 included increases of $23 million and $160 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended September 30, 2008, the decrease was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending and lower single premium sales as a result of pending anticipated clarifications of related new business regulations. In addition, we experienced a decrease in our runoff block of business and structured transactions. Reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. These decreases were partially offset by growth in Europe and continued expansion in new markets, largely in Poland and Mexico.

For the nine months ended September 30, 2008, excluding the effects of foreign exchange, our lifestyle protection insurance business was relatively flat as an increase from growth in Europe and new markets was partially offset by a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums.

The three and nine months ended September 30, 2008 included increases of $11 million and $80 million, respectively, attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$185	$159	$26	16%
Net investment income	36	38	(2)	(5)%
Net investment gains (losses)	(45)	1	(46)	NM	(1)
Insurance and investment product fees and other	4	8	(4)	(50)%

Total revenues	180	206	(26)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	301	123	178	145%
Acquisition and operating expenses, net of deferrals	33	30	3	10%
Amortization of deferred acquisition costs and intangibles	68	10	58	NM	(1)

Total benefits and expenses	402	163	239	147%

Income (loss) from continuing operations before income taxes	(222)	43	(265)	NM	(1)
Provision (benefit) for income taxes	(73)	3	(76)	NM	(1)

Net income (loss)	(149)	40	(189)	NM	(1)
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	28	(1)	29	NM	(1)

Net operating income (loss)	$(121)	$39	$(160)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

Our U.S. mortgage insurance segment had a net operating loss in the third quarter of 2008 mainly as a result of a significant increase in incurred losses, which was partially offset by reinsurance credit under our lender captive reinsurance arrangements. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as a slowdown in the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and an income tax benefit for the third quarter of 2008. In addition, we had a write-down of deferred acquisition costs and an impairment charge related to goodwill.

Revenues

Premiums increased primarily driven by a growth in demand for flow private mortgage insurance and higher persistency of our in-force block. Our flow persistency rose to 88% for the three months ended September 30, 2008 from 82% in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $94 million net change in reserves and an $83 million increase in paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada, resulting in a strengthening of reserves in the 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $169 million under our captive reinsurance arrangements. We continued to experience an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Amortization of deferred acquisition costs and intangibles increased due to a $30 million write-down of deferred acquisition costs, a $5 million acceleration of amortization of deferred acquisition costs and an impairment charge of $22 million related to goodwill during the third quarter of 2008. See “Critical Accounting Estimates” for additional information.

Provision (benefit) for income taxes. The effective tax rate increased to 32.9% for the three months ended September 30, 2008 from 7.0% for the three months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, an increase in tax favored investments benefits was recognized in the current quarter due to the increased proportion of current year losses to expected full year losses, as compared to the prior year income in proportion to the prior year expected full year income recorded under APB No. 28. This increase was partially offset by the impairment of non-deductible goodwill in the current quarter.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$558	$444	$114	26%
Net investment income	109	111	(2)	(2)%
Net investment gains (losses)	(43)	1	(44)	NM	(1)
Insurance and investment product fees and other	23	25	(2)	(8)%

Total revenues	647	581	66	11%

Benefits and expenses:
Benefits and other changes in policy reserves	855	235	620	NM	(1)
Acquisition and operating expenses, net of deferrals	106	96	10	10%
Amortization of deferred acquisition costs and intangibles	88	26	62	NM	(1)

Total benefits and expenses	1,049	357	692	194%)

Income (loss) from continuing operations before income taxes	(402)	224	(626)	NM	(1)
Provision (benefit) for income taxes	(159)	53	(212)	NM	(1)

Net income (loss)	(243)	171	(414)	NM	(1)
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	27	(1)	28	NM	(1)

Net operating income (loss)	$(216)	$170	$(386)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

Our U.S. mortgage insurance segment had a net operating loss for the nine months ended September 30, 2008 mainly as a result of a significant increase in incurred losses, which was partially offset by reinsurance credit under our lender captive reinsurance arrangements. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and an income tax benefit for the nine months ended September 30, 2008. In addition, we had a write-down of deferred acquisition costs and an impairment charge related to goodwill during the third quarter of 2008.

Revenues

Premiums increased primarily driven by an increase in demand for flow private mortgage insurance and higher persistency of our in-force block. Our flow persistency rose to 84% for the nine months ended September 30, 2008 from 78% in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $439 million net change in reserves and a $181 million increase in paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in the 2006 and

2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $298 million under our captive reinsurance arrangements. We continued to experience an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Acquisition and operating expenses increased primarily as a result of business growth.

Amortization of deferred acquisition costs and intangibles increased due to a $30 million write-down of deferred acquisition costs, a $5 million acceleration of amortization of deferred acquisition costs and an impairment charge of $22 million related to goodwill during the third quarter of 2008. See “Critical Accounting Estimates” for additional information.

Provision (benefit) for income taxes. The effective tax rate increased to 39.6% for the nine months ended September 30, 2008 from 23.7% for the nine months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year, which was partially offset by the impairment of non-deductible goodwill in the current year.

U.S. Mortgage Insurance selected financial and operating performance measures

The following tables set forth selected financial and operating performance measures regarding our U.S. mortgage insurance business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Primary insurance in-force	$175,300	$144,800	$30,500	21%
Risk in-force	36,900	28,500	8,400	29%

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
New insurance written	$6,500	$16,100	$(9,600)	(60)%	$36,300	$51,300	$(15,000)	(29)%
Net premiums written	193	167	26	16%	609	459	150	33%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written despite a tightening of domestic and global credit markets and lending guidelines impacting mortgage originations. Our flow persistency increased to 84% for the nine months ended September 30, 2008 from 78% in the prior year. We believe that increased persistency combined with moderate growth of new insurance written will lead to growing levels of insurance in-force.

New insurance written

New insurance written decreased during the three months ended September 30, 2008 primarily driven by the substantial decline in overall mortgage originations as a result of a weak housing market and the lack of mortgage credit liquidity. In addition, tighter mortgage insurance guidelines and mortgage lender underwriting standards have contributed to a decline in market penetration. Our bulk writings have also decreased as a result of a slowing economy. For the nine months ended September 30, 2008, the decrease is primarily a result of bulk writings that occurred in 2007 that did not recur in the current period.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force and higher policy persistency.

Loss and expense ratios

The following table sets forth the loss and expense ratios our U.S. mortgage insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Loss ratio	163%	78%	85%	154%	53%	101%
Expense ratio	53%	24%	29%	32%	27%	5%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio was primarily attributable to an increase in the number of delinquencies, including the rate at which those delinquencies progress to foreclosure, and higher reserves per delinquency associated with higher loan balances, as well as an increase in paid claims. This was a result of further weakening in home prices, combined with an increase in unemployment and loss development in certain states with high median-priced homes that we insure, primarily in the Southeast, South Central and Pacific regions.

The expense ratio increased as a result of an increase in amortization of deferred acquisition costs and intangibles as a result of a write-down of deferred acquisition costs and an impairment charge related to goodwill, primarily offset by increased premiums written primarily from growth in primary insurance in-force and favorable policy persistency. Excluding the effects of these third quarter of 2008 items, the expense ratio would have been 23%.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
Primary insurance
Insured loans in-force	1,033,789	963,218	905,412
Delinquent loans	71,558	40,959	30,756
Percentage of delinquent loans (delinquency rate)	6.92%	4.25%	3.40%

Flow loans in-force	854,465	769,481	715,970
Flow delinquent loans	57,985	35,489	27,609
Percentage of flow delinquent loans (delinquency rate)	6.79%	4.61%	3.86%

Bulk loans in-force	179,324	193,737	189,442
Bulk delinquent loans(1)	13,573	5,470	3,147
Percentage of bulk delinquent loans (delinquency rate)	7.57%	2.82%	1.66%

A minus and sub-prime loans in-force	108,028	109,262	100,512
A minus and sub-prime delinquent loans	19,583	12,863	9,632
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	18.13%	11.77%	9.58%

Pool insurance
Insured loans in-force	21,233	19,081	21,118
Delinquent loans	509	428	442
Percentage of delinquent loans (delinquency rate)	2.40%	2.24%	2.09%

(1)

Includes loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 6,038 as of September 30, 2008, 2,404 as of December 31, 2007 and 1,338 as of September 30, 2007.

We have seen a significant increase in delinquency and foreclosure levels as the U.S. continues to experience an economic slowdown and weakness in its housing markets. There has also been a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2006 and 2007 and to some extent 2005. These trends are especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. We are also experiencing an increase in delinquencies relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Primary insurance delinquency rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary delinquency rates for the various regions of the U.S. and the ten largest states by our risk in-force as of the dates indicated.

	Percent of primary risk in-force as of September 30, 2008	Delinquency rate
		September 30, 2008	December 31, 2007	September 30, 2007
By Region:
Southeast(1)	23%	9.35%	5.48%	4.05%
South Central(2)	17	5.70%	3.63%	2.97%
Northeast(3)	13	5.55%	3.99%	3.49%
Pacific(4)	12	9.17%	3.51%	2.19%
North Central(5)	11	5.68%	3.71%	3.14%
Great Lakes(6)	8	7.13%	5.60%	4.86%
Plains(7)	6	3.86%	2.87%	2.57%
Mid-Atlantic(8)	5	5.90%	3.23%	2.65%
New England(9)	5	5.70%	3.81%	2.95%

Total	100%	6.92%	4.25%	3.40%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of September 30, 2008	Delinquency rate
		September 30, 2008	December 31, 2007	September 30, 2007
By State:
Florida	8%	16.10%	7.04%	4.38%
Texas	7%	4.86%	3.80%	3.41%
California	6%	11.88%	4.24%	2.35%
New York	6%	4.29%	3.18%	2.79%
Illinois	5%	6.88%	4.06%	3.42%
North Carolina	4%	5.28%	4.16%	3.65%
Georgia	4%	7.93%	5.91%	4.65%
Pennsylvania	4%	5.92%	4.73%	4.23%
New Jersey	4%	7.62%	4.51%	3.79%
Arizona	3%	10.13%	3.77%	2.48%

Corporate and Other

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the results of operations relating to Corporate and Other activities:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$5	$8	$(3)	(38)%
Net investment income	6	12	(6)	(50)%
Net investment gains (losses)	(32)	(11)	(21)	(191)%
Insurance and investment product fees and other	(2)	—	(2)	NM (1)

Total revenues	(23)	9	(32)	NM (1)

Expenses:
Benefits and other changes in policy reserves	1	—	1	NM (1)
Acquisition and operating expenses, net of deferrals	(6)	9	(15)	(167)%
Amortization of deferred acquisition costs and intangibles	3	2	1	50%
Interest expense	68	59	9	15%

Total benefits and expenses	66	70	(4)	(6)%

Loss from continuing operations before income taxes	(89)	(61)	(28)	(46)%
Benefit for income taxes	(63)	(21)	(42)	(200)%

Loss from continuing operations	(26)	(40)	14	35%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	23	6	17	NM (1)

Net operating loss	$(3)	$(34)	$31	91%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased principally from a higher income tax benefit and a decrease in operating expenses from lower unallocated expenses, partially offset by an increase in interest expense. The increase in the income tax benefit was related to tax benefits allocated to Corporate and Other activities. The increase in interest expense was related to the additional debt issuance in the second quarter of 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the results of operations relating to Corporate and Other activities:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2008 vs. 2007
Revenues:
Premiums	$16	$20	$(4)	(20)%
Net investment income	40	42	(2)	(5)%
Net investment gains (losses)	(75)	(12)	(63)	NM (1)
Insurance and investment product fees and other	2	1	1	100%

Total revenues	(17)	51	(68)	(133)%

Expenses:
Benefits and other changes in policy reserves	2	1	1	100%
Acquisition and operating expenses, net of deferrals	13	40	(27)	(68)%
Amortization of deferred acquisition costs and intangibles	6	17	(11)	(65)%
Interest expense	189	182	7	4%

Total benefits and expenses	210	240	(30)	(13)%

Loss from continuing operations before income taxes	(227)	(189)	(38)	(20)%
Benefit for income taxes	(70)	(65)	(5)	(8)%

Loss from continuing operations	(157)	(124)	(33)	(27)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	50	6	44	NM (1)
Expenses related to reorganization, net of taxes	—	14	(14)	(100)%

Net operating loss	$(107)	$(104)	$(3)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was primarily attributable to an increase in the income tax benefit primarily driven by a higher pre-tax loss which was partially offset by a decrease in tax expenses allocated to Corporate and Other activities. The decrease in operating expenses was related to lower unallocated expenses. The prior year included non-operating expenses related to reorganization of $13 million pre-tax impairment of internal-use software and $8 million pre-tax severance and other employee termination related expenses. The increase in interest expense was related to the additional debt issuance in the second quarter of 2008.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.5%	$715	6.1%	$821	(0.6)%	$(106)
Fixed maturity securities—non-taxable	4.7%	29	4.8%	26	(0.1)%	3
Commercial mortgage loans	5.8%	123	6.4%	142	(0.6)%	(19)
Equity securities	5.0%	5	13.4%	6	(8.4)%	(1)
Other invested assets	(3.0)%	(11)	15.7%	37	(18.7)%	(48)
Policy loans	9.4%	43	9.0%	36	0.4%	7
Cash, cash equivalents and short-term investments	2.6%	36	3.6%	28	(1.0)%	8

Gross investment income before expenses and fees	5.2%	940	6.2%	1,096	(1.0)%	(156)
Expenses and fees	(0.1)%	(22)	(0.1)%	(22)	—%	—

Net investment income	5.1%	$918	6.1%	$1,074	(1.0)%	$(156)

	Nine months ended September 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.5%	$2,194	6.0%	$2,387	(0.5)%	$(193)
Fixed maturity securities—non-taxable	4.6%	80	4.8%	77	(0.2)%	3
Commercial mortgage loans	6.2%	402	6.3%	406	(0.1)%	(4)
Equity securities	9.2%	25	14.5%	20	(5.3)%	5
Other invested assets	2.4%	25	10.8%	69	(8.4)%	(44)
Policy loans	9.3%	122	9.1%	106	0.2%	16
Cash, cash equivalents and short-term investments	3.0%	102	4.3%	87	(1.3)%	15

Gross investment income before expenses and fees	5.5%	2,950	6.0%	3,152	(0.5)%	(202)
Expenses and fees	(0.2)%	(77)	(0.1)%	(70)	(0.1)%	(7)

Net investment income	5.3%	$2,873	5.9%	$3,082	(0.6)%	$(209)

Yields for fixed maturity and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and nine months ended September 30, 2008, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we are holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio. Also attributing to decreased yields were lower valuation marks on limited partnership investments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$34	$3	$97	$11
Realized losses on sale	(167)	(19)	(202)	(78)
Impairments	(577)	(25)	(1,316)	(39)
Trading securities	(11)	(4)	(16)	(3)
Derivatives	(90)	—	(116)	(4)
Commercial mortgage loans	—	(3)	—	(5)
Other	(5)	—	(7)	—

Net investment gains (losses)	$(816)	$(48)	$(1,560)	$(118)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

•

For the three months ended September 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $492 million of credit and/or cash flow related impairments and $85 million related to a change in intent to hold securities to recovery. Total impairments included $236 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $266 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2008 and 2007 was $748 million and $1,114 million, respectively, which was approximately 83% and 97%, respectively, of book value. The loss on sales of securities in the three months ended September 30, 2008 was primarily driven by the higher interest rate environment, including the widening of credit spreads.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

•

For the nine months ended September 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $900 million of credit and/or cash flow related impairments and $416 million related to a change in intent to hold securities to recovery. Total impairments included $853 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $270 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2008 and 2007 was $1,569 million and $3,608 million, respectively, which was approximately 90% and 97%, respectively, of book value. The loss on sales of securities in the nine months ended September 30, 2008 was primarily driven by the higher interest rate environment, including the widening of credit spreads.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$35,491	51%	$39,896	54%
Private	13,233	19	15,258	21
Commercial mortgage loans	8,447	12	8,953	12
Other invested assets	4,913	8	4,676	6
Policy loans	1,822	3	1,651	2
Equity securities, available-for-sale	309	—	366	1
Cash and cash equivalents	5,102	7	3,091	4

Total cash, cash equivalents and invested assets	$69,317	100%	$73,891	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of September 30, 2008, approximately 12% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$48,724	$—	$42,903	$5,821
Equity securities, available-for-sale	309	52	208	49
Other invested assets(a)	3,454	—	3,046	408

Total investments	$52,487	$52	$46,157	$6,278

(a)	Includes derivatives, trading securities and securities held as collateral.

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

The following tables present additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of July 1, 2008	$4,681	$9	$409	$5,099
Total realized and unrealized gains (losses):
Included in net income (loss)	(256)	—	58	(198)
Included in other comprehensive income (loss)	(241)	—	—	(241)
Purchases, sales, issuances and settlements, net	(6)	15	(31)	(22)
Transfers in (out) of Level 3	1,643	25	(28)	1,640

Ending balance as of September 30, 2008	$5,821	$49	$408	$6,278

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(249)	$—	$47	$(202)

(a)	Includes certain trading securities and derivatives.

	Nine months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(754)	1	74	(679)
Included in other comprehensive income (loss)	(431)	—	—	(431)
Purchases, sales, issuances and settlements, net	(264)	(8)	31	(241)
Transfers in (out) of Level 3	2,476	26	(16)	2,486

Ending balance as of September 30, 2008	$5,821	$49	$408	$6,278

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(748)	$—	$63	$(685)

(a)	Includes certain trading securities and derivatives.

As included in the Level 3 tables above for the three and nine months ended September 30, 2008, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $497 million and $1,185 million, respectively, primarily as a result of a decrease in fair value of mortgage-backed and asset-backed securities. The sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of September 30, 2008 but was not previously classified as Level 3. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

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

Fixed maturity and equity securities

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	September 30, 2008		December 31, 2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$679	1%	$594	1%
Tax exempt	2,417	5	2,228	4
Government—non U.S.	2,226	5	2,432	4
U.S. corporate	20,738	43	23,563	43
Corporate—non U.S.	11,681	24	12,579	23
Mortgage-backed(1)	7,391	15	8,525	15
Asset-backed(1)	3,592	7	5,233	10

Total fixed maturity securities	$48,724	100%	$55,154	100%

(1)

As of September 30, 2008 and December 31, 2007, we had $3,609 million and $4,902 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $798 million and $1,486 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $650 million and $1,449 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$664	$18	$(3)	$679
Tax exempt	2,561	39	(183)	2,417
Government—non U.S.	2,213	60	(47)	2,226
U.S. corporate	23,043	122	(2,427)	20,738
Corporate—non U.S.	12,651	53	(1,023)	11,681
Mortgage and asset-backed	12,699	81	(1,797)	10,983

Total fixed maturity securities	53,831	373	(5,480)	48,724
Equity securities	315	25	(31)	309

Total available-for-sale securities	$54,146	$398	$(5,511)	$49,033

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through September 30, 2008 were primarily a result of continued widening credit spreads in 2008, particularly in corporate securities in the finance and insurance sector, as well as mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$300	$—	$(46)	$254
AA	276	1	(96)	181

Subtotal	576	1	(142)	435
A	278	—	(114)	164
BBB	74	1	(30)	45
BB	129	—	(67)	62
B	91	—	(34)	57
CCC and lower	38	3	(6)	35

Total sub-prime securities	$1,186	$5	$(393)	$798

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

As of September 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$211	$—	$—	$211
2005	266	—	—	266
2006	240	—	—	240
2007	81	—	—	81

Total sub-prime securities	$798	$—	$—	$798

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$480	$—	$(106)	$374
AA	178	—	(66)	112

Subtotal	658	—	(172)	486
A	161	—	(69)	92
BBB	55	3	(21)	37
BB	12	—	(5)	7
B	11	1	(1)	11
CCC and lower	16	2	(1)	17

Total Alt-A securities	$913	$6	$(269)	$650

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$746	$1	$(28)	$719
AA	462	3	(42)	423

Subtotal	1,208	4	(70)	1,142
A	328	—	(54)	274
BBB	42	—	(11)	31
B	1	—	—	1
CCC and lower	1	—	—	1

Total Alt-A securities	$1,580	$4	$(135)	$1,449

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2008 were primarily a result of continued widening credit spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of September 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of September 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$159	$—	$—	$159
2005	287	—	—	287
2006	138	—	—	138
2007	66	—	—	66

Total Alt-A securities	$650	$—	$—	$650

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,656	$19	$(296)	$3,379
AA	734	—	(138)	596

Subtotal	4,390	19	(434)	3,975
A	598	1	(132)	467
BBB	246	5	(63)	188
BB	60	—	(10)	50
B	16	—	(4)	12
CCC and lower	5	—	(2)	3
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,316	$25	$(645)	$4,696

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,771	$44	$(69)	$3,746
AA	717	—	(41)	676

Subtotal	4,488	44	(110)	4,422
A	494	1	(46)	449
BBB	297	5	(25)	277
BB	57	4	(3)	58
B	23	5	(1)	27
CCC and lower	30	1	(2)	29
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,390	$60	$(187)	$5,263

As of September 30, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,327	$—	$2,183	$144
2005	626	—	574	52
2006	1,001	—	785	216
2007	742	—	561	181

Total commercial mortgage-backed securities	$4,696	$—	$4,103	$593

As of September 30, 2008, the fair value of all mortgage-backed and asset backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$1,118	$—	$749	$369
2005	786	—	523	263
2006	1,288	—	941	347
2007	1,400	—	710	690
2008	247	—	239	8

Total other mortgage-backed and asset-backed securities	$4,839	$—	$3,162	$1,677

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$91	$(3)	13	$—	$—	—
Tax exempt	1,193	(109)	375	201	(74)	45
Government—non U.S.	660	(36)	181	50	(11)	37
U.S. corporate	10,337	(940)	1,162	6,494	(1,487)	604
Corporate—non U.S.	5,485	(448)	863	3,858	(575)	435
Mortgage and asset-backed	3,839	(375)	481	5,929	(1,422)	882

Subtotal, fixed maturity securities	21,605	(1,911)	3,075	16,532	(3,569)	2,003
Equity securities	142	(30)	23	10	(1)	4

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

% Below cost—fixed maturity securities:
<20% Below cost	$20,335	$(1,330)	2,778	$11,986	$(1,283)	1,279
20-50% Below cost	1,235	(526)	265	4,262	(1,841)	607
>50% Below cost	35	(55)	32	284	(445)	117

Total fixed maturity securities	21,605	(1,911)	3,075	16,532	(3,569)	2,003

% Below cost—equity securities:
<20% Below cost	94	(8)	10	10	(1)	4
20-50% Below cost	48	(22)	13	—	—	—

Total equity securities	142	(30)	23	10	(1)	4

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

Investment grade	$20,548	$(1,785)	2,737	$15,623	$(3,311)	1,827
Below investment grade	1,164	(148)	343	919	(259)	180
Not rated—fixed maturity securities	35	(8)	18	—	—	—

Total temporarily impaired securities	$21,747	$(1,941)	3,098	$16,542	$(3,570)	2,007

The investment securities in an unrealized loss position as of September 30, 2008 consisted of 5,105 securities and accounted for unrealized losses of $5,511 million. Of these unrealized losses of $5,511 million, 92% were investment grade (rated AAA through BBB-) and 48% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 52% of unrealized losses that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2008, 724 securities were 20% or more below cost, of which 74 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $170 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms.

In its letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the approximate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $274 million. Of this amount, $210 million has existed for a period exceeding twelve months. Of these unrealized losses, 100% were on securities that were investment grade and 53% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

As of September 30, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

As a result of the challenging market conditions, including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our fixed maturity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our fixed maturity securities to continue. This volatility may lead to additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

The preceding table includes gross unrealized losses on securities for which market activity indicated such securities have become other-than-temporarily impaired subsequent to September 30, 2008. These activities will result in additional impairments of up to $135 million in the fourth quarter of 2008.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Securities lending collateral	$1,674	34%	$2,397	51%
Derivatives	1,238	25	900	19
Limited partnerships	716	15	632	14
Derivatives counterparty collateral	693	14	372	8
Short-term investments	266	5	77	2
Trading securities	222	5	254	5
Other investments	104	2	44	1

Total other invested assets	$4,913	100%	$4,676	100%

Securities lending decreased as a result of a decline in demand for the program. Our investments in derivatives and derivative counterparty collateral increased as a result of an increase in market values driven by the current interest rate environment. Limited partnerships increased primarily from new partnership investments and calls on outstanding commitments. The increase in other investments was driven by increased activity in bank loans.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	September 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$25,763	$916	$115	$23,138	$740	$74
Foreign currency swaps	759	63	9	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	1,643	256	—	979	127	—
Credit default swaps	610	3	8	10	—	—
Financial futures	269	—	—	106	—	—

Total derivatives	$29,044	$1,238	$132	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of September 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $300 million and $147 million, respectively, of derivative assets and $47 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily a result of entering into an additional $2.4 billion of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities and $600 million of credit default swaps. In addition, we had increases in forward starting interest rate swaps with a notional value of $215 million to hedge the cash flows of forecasted transactions related to our long-term care insurance business. We also entered into $664 million of equity index options and $163 million in financial futures to hedge risk embedded in certain retirement income products.

Subsequent to September 30, 2008, we terminated interest rate swaps with a notional value of $16.7 billion and a fair value of derivative assets of $971 million and a fair value of derivative liabilities of $40 million on the termination date. For the derivatives included in cash flow hedging relationships, the qualifying portion of the derivatives’ fair value will remain in other comprehensive income (loss) until the underlying hedged item affects income. In addition, we terminated equity index options with a notional value of $134 million and a fair value of derivative assets on the terminated date of $312 million. We also purchased and sold interest rate swaptions with a combined notional value of $11.2 billion at a net zero cost to mitigate interest rate exposure in our long-term care insurance business. We have also entered into derivative transactions to hedge future changes in equity markets.

Consolidated Balance Sheets

Total assets. Total assets decreased $4.7 billion from $114.3 billion as of December 31, 2007 to $109.6 billion as of September 30, 2008.

•

Cash, cash equivalents and invested assets decreased $4.6 billion primarily due to an increase in net unrealized investment losses on our fixed maturity securities portfolio of $4.2 billion due to a generally higher interest rate environment, including the widening of credit spreads. This decrease was partially offset by an increase in cash and cash equivalents of $2.0 billion as we are holding cash to meet scheduled maturities in the fourth quarter of 2008. We also had increases from derivatives activity and short-term investments, partially offset by a decrease in our securities lending program.

•	Deferred acquisition costs increased $0.6 billion associated with the growth of our insurance in-force.

•

The deferred tax asset increased $0.2 billion primarily due to lower deferred taxes as a result of an increase in unrealized investment losses. These decreases were partially offset by increased deferred taxes from the current year provision.

•	Separate account assets decreased $1.7 billion primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $1.7 billion from $100.8 billion as of December 31, 2007 to $99.1 billion as of September 30, 2008.

•	Our policyholder-related liabilities increased $0.7 billion largely attributable to growth of our insurance in-force.

•	Long-term borrowings increased $0.6 billion from the issuance of senior notes in the second quarter of 2008.

•	The deferred tax liability decreased $1.2 billion as we now have a deferred tax asset primarily due to lower deferred taxes from an increase in unrealized investment losses.

•	Separate account liabilities decreased $1.7 billion primarily as a result of unfavorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity decreased $3.0 billion from $13.5 billion as of December 31, 2007 to $10.5 billion as of September 30, 2008.

•

Accumulated other comprehensive income (loss) decreased $2.6 billion primarily attributable to an increase in net unrealized investment losses. Net unrealized investment losses, net of tax and other adjustments, increased $2.4 billion to $3.0 billion driven primarily by a generally higher interest rate environment in 2008 including the widening of credit spreads. Derivatives qualifying as hedges, net of tax, also increased primarily attributable to changes in interest rates that impact the fair value of our forward starting interest rate swaps. Also, during the third quarter of 2008, the U.S. dollar strengthened against other currencies resulting in lower foreign currency translation adjustments.

•	We purchased $0.1 billion of treasury stock during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2008	2007
Net cash from operating activities	$3,193	$3,768
Net cash from investing activities	171	(1,802)
Net cash from financing activities	(1,094)	(1,261)

Net increase in cash before foreign exchange effect	$2,270	$705

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities for the nine months ended September 30, 2008 was primarily the result of an increase in other liabilities and policy-related balances associated with timing of settlements.

In analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Changes in cash from investing activities for the nine months ended September 30, 2008 was primarily the result of a decrease in purchases of investments and originations of commercial mortgage loans as we have held and are building higher cash balances to cover potential near term obligations and could further reposition our investment portfolio as necessary. We issued no non-recourse funding obligations during the nine months of 2008, which also contributed to the change in investing activities.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, the issuance and acquisition of debt and equity securities, the issuance and repayment of borrowings and non-recourse funding obligations, as well as dividends to our stockholders and other capital transactions. Total cash used for stock repurchases was $76 million during the nine months ended September 30, 2008 as compared to $1,100 million in the nine months ending September 30, 2007. Cash from financing activities in 2008 also included net redemptions on investment contracts of $1,562 million principally associated with normal maturities. There were no issuances of non-recourse funding obligations during the nine months ended September 30, 2008. In May 2008, we issued senior notes having an aggregate principal amount of $600 million. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $1.5 billion as of September 30, 2008. As of September 30, 2008, the fair value of collateral held under the securities lending program was $1.7 billion and the offsetting obligation to return collateral of $1.7 billion was included in other liabilities on the condensed consolidated balance sheet.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2008, the fair value of securities pledged under the repurchase program was $872 million and the offsetting repurchase obligation of $799 million was included in other liabilities on the condensed consolidated balance sheet.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash include proceeds from the issuance of debt and equity securities, including commercial paper and sales of assets. We also have two $1.0 billion five-year revolving credit facilities.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, and, potentially, acquisitions.

Our holding company had $786 million and $357 million of cash and cash equivalents as of September 30, 2008 and December 31, 2007, respectively.

In the third quarter of 2008, we declared common stock dividends of $43 million which were paid in the fourth quarter of 2008. In the second quarter of 2008, we declared common stock dividends of $44 million which were paid in the third quarter of 2008. In the first quarter of 2008, we declared common stock dividends of $43 million which were paid in the second quarter of 2008.

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted-average price of $22.95. There were no repurchases during the second and third quarters of 2008. As of September 30, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million.

In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend the payment of dividends on our common stock and suspend repurchases of our common stock under our stock repurchase program indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and net income, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock. The resumption of our stock repurchase program will also be at the discretion of our Board of Directors and will depend on similar factors.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturity securities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2008, our total cash, cash equivalents and invested assets were $69.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2008.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and, therefore, are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of September 30, 2008 was $1.1 billion.

Capital resources and financing activities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month LIBOR plus margin. As of September 30, 2008, we utilized $172 million of the commitment under these facilities for the issuance of a letter of credit primarily for the benefit of one of our U.S. mortgage insurance subsidiaries. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated non-owner changes in stockholders’ equity, also referred to as accumulated other comprehensive income (loss), or “AOCI.” On October 5, 2008, Lehman Commercial Paper Inc. (“LCP”), a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facilities and had committed to provide $70 million under each facility. We are uncertain whether LCP will fulfill its commitments under the credit facilities in light of its bankruptcy filing.

In May 2008, we issued senior notes having an aggregate principal amount of $600 million, with an interest rate equal to 6.515% per year payable semi-annually, and maturing in May 2018 (“2018 Notes”). The 2018 Notes are our direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2018 Notes, at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

As of September 30, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

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

As of September 30, 2008, our institutional business in our Retirement and Protection segment had outstanding $7.5 billion of FABNs and funding agreements, of which $1.8 billion offer contractholders the option to make an election to extend the maturity date of the contract. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields or more liquidity. As of September 30, 2008, the holders of $1.6 billion of contracts elected not to extend the maturity date on their contracts, and consequently, these contracts will now mature over the next twelve months.

As of September 30, 2008, we had approximately $1.9 billion of floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Certain funding agreements may contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days or 180 days. However, of the $1.9 billion aggregate amount outstanding as of September 30, 2008, none had put option features.

As of September 30, 2008, we had approximately $1.4 billion of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Capital and liquidity plans in the current market environment

During 2008, the capital and credit markets have experienced extreme volatility and disruption. In the last two months, the volatility and disruptions have intensified significantly with a severity and speed that was not anticipated. This has been driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. During the last two months alone, among many other events, Fannie Mae and Freddie Mac were placed under federal conservatorship, Lehman Brothers Holding Inc. filed for bankruptcy, Merrill Lynch and Wachovia were both sold to other banks, Goldman Sachs and Morgan Stanley became bank holding companies subject to regulation by the Federal Reserve, various government support programs were passed and rejected, and the Dow Jones Industrial Average had its largest single day point increase and decrease. All of these events contributed to, or in some cases were caused by, the unprecedented market conditions.

The recent market conditions have also adversely impacted our capital and liquidity plans, results of operations and financial position. The severe economic downturn and extreme volatility in capital and credit markets disrupted our plans or certain options in the third quarter to generate liquidity and capital for our operations through issuances of commercial paper and other debt and hybrid securities, sales of investment securities (without realizing material losses), and entering into certain types of reinsurance arrangements that provide additional capital at our insurance subsidiaries. For example, certain reinsurance arrangements nearing completion that were contemplated and in progress during the last weeks of the quarter were placed on hold or terminated by the counterparties in light of adverse investment market conditions. In addition, during the third quarter, we incurred significant investment losses as a result of impairments, changes in intent to hold securities to recovery, and credit-related losses. As discussed below, we are pursuing a variety of strategies to meet the liquidity and capital raising challenges in the current market environment or under various future market scenarios.

Our investment losses in the third quarter were recorded in both our financial statements prepared under U.S. GAAP and the financial statements prepared by our regulated insurance subsidiaries under U.S. and applicable foreign statutory accounting principles (our “statutory results”). Our statutory results are used in a variety of ways by insurance regulators and by rating agencies that assign ratings to our holding company and our insurance subsidiaries.

Our life insurance subsidiaries are subject to risk-based capital (“RBC”) standards and other minimum statutory capital and surplus requirements imposed under the laws and regulations of their respective states of domicile.

All of our life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations. However, the impairments in our investment portfolio during the three months ended September 30, 2008 would have had a material adverse impact on the RBC ratios of our life insurance subsidiaries had our holding company not strengthened the capital levels of those subsidiaries. In particular, in connection with the preparation of our statutory financial statements for the third quarter, our holding company contributed $500 million of additional capital to certain of our life insurance subsidiaries. We do not believe any of our other insurance subsidiaries currently require any material capital contributions to maintain their current financial strength ratings. Following the contribution to certain of our life insurance subsidiaries, the holding company would have had $286 million of cash and cash equivalents as of September 30, 2008.

In order to enhance the holding company’s liquidity to meet its obligations when they come due (including the repayment of $600 million and $500 million of senior notes that mature in May and June 2009, respectively) and to be able to provide additional capital to our life or other insurance subsidiaries to the extent they require it in the future and the holding company determines it appropriate to do so, we are actively pursuing a plan that includes various options to increase our liquidity and capital levels or flexibility. The plan includes the suspension of the payment of dividends on common stock indefinitely (unless the Board of Directors decides otherwise), reducing sales of certain insurance products (to relieve capital requirements, to reflect the economic environment and our risk requirements, and to optimize profitability) and reducing operating expenses. In order to provide us with increased flexibility to address market challenges and developments, our plan also includes potentially considering pursuing additional reinsurance transactions, accessing our credit lines, accessing the debt markets should these become more available, the sale of assets, pursuing other transactions that provide statutory capital to our insurance subsidiaries, or if market conditions and other factors allow, issuing one or more types of equity securities. In addition, as previously announced we have undertaken a review of strategic alternatives for our U.S. mortgage insurance business.

We believe that we will be able to successfully complete one or more of the liquidity and capital enhancing actions described above, and that those actions and/or borrowings under our revolving credit facilities (if needed), together with anticipated cash flow from operations will provide us with sufficient liquidity to meet our anticipated future funding needs. However, we cannot be sure that our funding needs will not unexpectedly increase materially and suddenly, as a result of further general market deterioration, events specific to our operations or otherwise, or that we will be able to successfully implement our plan or with the targeted results or in the time frames needed. Downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company before we have had an opportunity to implement our plan or thereafter could cause us to narrow the scope of our business and/or have a material adverse impact on our business, financial condition and results of operations. For a discussion of the risks associated with implementing our plan and downgrades of our ratings (including those recently announced), see “Risk Factors.”

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

In May 2008, we issued senior notes with an aggregate principal amount of $600 million. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. Additionally, in the second quarter of 2009, we have approximately $1.1 billion of debt maturing.

The current credit market conditions have made the extension of the maturities of some of our institutional products less attractive to the holders compared to alternative products offering higher yields or more liquidity. As of September 30, 2008, the holders of $1.6 billion of contracts elected not to extend the maturity date on their contracts, and consequently these contracts will now mature over the next twelve months. Additionally, we have $1.0 billion of funding agreements scheduled to mature in the next twelve months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2007 Annual Report on Form 10-K filed on February 28, 2008.

Securitization Entities

There were no off-balance sheet securitization transactions in the nine months ended September 30, 2008 or 2007.

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

In the third quarter of 2008, the U.S. dollar strengthened against the currencies in our principal international locations (Canada, Australia and Europe). This has resulted in lower levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions on the impact changes in foreign currency rates have had during the quarter. During October 2008, the U.S. dollar strengthened considerably against the Australian and Canadian dollars, as well as the U.K. pound sterling and Euro. If foreign exchange rates remain at the current levels throughout the fourth quarter of 2008, it could have a material impact on our fourth quarter financial results and would be limited to the translation of our foreign currencies into the U.S. dollar with no impact on our international cash flows.

There were no other material changes in these risks since December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of Genworth’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third party’s municipal GIC business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2007 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008.

As previously reported, between March and July 2008, we were named along with several other GIC industry participants as a defendant in several class action lawsuits alleging federal antitrust violations involving the sale of GICs to municipalities and seeking treble damages. In June 2008, the United States Judicial Panel on Multi-District Litigation consolidated the federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivative Antitrust Litigation. Also as previously reported, in July 2008, we were named along with several other GIC industry participants as a defendant in two separate non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages: City of Los Angeles v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California, removed to the United States District Court for Central California) and City of Stockton v. Bank of America, N.A., et al. (Superior Court of San Francisco County, California, removed to the United States District Court for Northern California). In September and October 2008, we were named along with several other GIC industry participants in three more non-class action lawsuit brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs and seeking monetary damages: County of San Diego v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California, removed to the United States District Court for Central California); County of San Mateo v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California); and County of Contra Costa v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California). We intend to defend the cases vigorously.

In August 2008, one of our subsidiaries, Genworth Life Insurance Company, received an industry-wide Civil Investigative Demand (“CID”) from the Texas Attorney General’s Office seeking documents relating to our long-term care insurance business in Texas. We are cooperating with the Texas Attorney General’s Office in responding to the CID.

We cannot ensure that the identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

Given the current market conditions and volatility impacting our businesses, we have updated and restated the risk factors contained in Item 1A. of our 2007 Annual Report on Form 10-K. You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 and in our 2007 Annual Report on Form 10-K.

Risks Relating to Our Businesses

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

During 2008, the capital and credit markets experienced extreme volatility and disruption. In recent weeks, the volatility and disruption have reached unprecedented levels. As a result, access to capital and credit markets (including short- and long-term debt markets and equity markets) and to other available forms of financing and liquidity, including reinsurance transactions, has been significantly impaired for us and for many other companies. In the current market, our liquidity needs could increase materially and rapidly for a variety of reasons, many of which are outside of our control. For example, some of our insurance and investment products entitle holders to surrender their policies or withdraw funds prior to maturity, for any reason and on limited notice, in exchange for specified cash amounts (although these may be subject to specified withdrawal penalties). In addition, we may require additional funds to invest in our insurance subsidiaries in the event that their regulatory capital levels decline below desired levels as a result of future impairments of investment securities or other conditions. The principal sources of our liquidity are premiums and deposits collected from our insurance and investment products, the margin generated from in-force business, and cash flow or sales proceeds from our investment portfolio. Other key sources of liquidity and funding include a variety of short- and long-term financing instruments, including commercial paper, repurchase agreements, reinsurance transactions and our credit facilities.

In the event the sources outlined above do not satisfy our needs, we would have to seek additional funding, which may potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio or blocks of business), the incurrence of debt, or the issuance of equity securities. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity, the degree to which equity issuance would dilute current stockholders, and the performance of and outlook for our business (including investor perceptions of the likelihood that we will incur material investment losses in the future). Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice. Our access to funding may be further impaired if our credit or financial strength ratings are negatively impacted.

Current market conditions also have exerted significant downward pressure on the price of our common stock, which could impact our ability to raise capital through the issuance of additional equity related securities, or to obtain stockholder approval (if required) for the issuance of equity securities. If we were to issue equity or equity related securities, such securities could take various forms including convertible or hybrid debt, common stock, preferred stock, and/or warrants. Preferred stock would have terms that are more favorable than our common stock. Any issuance of equity securities could dilute the interests of our existing stockholders and adversely affect the trading price of our common stock. Our subsidiaries are also subject to insurance laws and regulations, as well as other federal and state laws and regulations, which would require us to seek regulatory approval for an issuance of additional equity in certain circumstances, including if we issue material amounts of voting stock. If required, a review by insurance regulators could be time consuming and there is no assurance that approval would be granted.

Continued downturns and volatility in equity and credit markets and the global economy would materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over the availability and cost of credit, inflation, the U.S. mortgage market, the stability of banks and other financial institutions, and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible significant and long recession.

Factors such as lack of consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for certain financial and insurance products may be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Domestic and international equity and credit markets have been experiencing heightened volatility and turmoil, with issuers that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals have had, and may continue to have, an adverse effect on us, in part because we have a large investment portfolio and also because such events influence customer behavior. Our revenues have declined and could continue to decline in the event that there are significant additional impairments in our investment portfolio or the equity markets erode the profitability of our retirement income product lines impacted by those markets.

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. In addition, if the performance of the underlying mutual funds in the separate account experience downturns and volatility for a long period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from our general account assets, than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

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

The market for fixed income instruments has experienced significantly decreased liquidity, increased price volatility, numerous credit downgrade events and an increased probability of default. Securities that are less liquid are more difficult to value and have been hard to dispose of in the current environment. In addition, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments if there are downturns and volatility in credit markets. The economic downturn has caused significant declines in the value of our fixed maturity securities portfolio and could lead to a higher rate of default on our fixed-income securities which, in turn, could adversely affect our results of operations.

As a result of market conditions, investors and lenders have retreated from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for U.S. Treasury instruments. The current credit market conditions have resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. In addition, the downturn has an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight for a prolonged period, this is likely to have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Investors in certain of our institutional products may choose to not exercise maturity extension options or may choose to elect early termination provisions in favor of investment alternatives offering higher returns or different liquidity features in light of the current or future downturns, volatility in credit markets or their own current cash needs. Because we earn a spread between interest earned and interest credited on these products, earlier-than-anticipated maturities could reduce our revenues and profitability and may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time, or use other available sources of cash.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Credit ratings, which rating agencies publish as measures of an entity’s ability to repay its indebtedness, are important to our ability to raise capital through the issuance of debt and to the cost of such financing.

Our principal life insurance companies currently have financial strength ratings of “A+” (Superior) from A.M. Best , “AA-” (Very Strong) from S&P, “Aa3” (Excellent) from Moody’s and “A+” (Strong) from Fitch. Our mortgage insurance companies currently have financial strength ratings of “AA-” (Very Strong) for the United States and Europe and “AA” (Very Strong) for Canada and Australia from S&P, “Aa3” (Excellent) from Moody’s, and, for Canada, “AA” (Superior) from Dominion Bond Rating Service (“DBRS”). The “A+” rating is the second-highest of A.M. Best’s 15 ratings. The “AA” and “AA-” ratings are the third- and fourth-highest of S&P’s 21 ratings categories, respectively. The “Aa3” rating is the fourth-highest of Moody’s 21 ratings categories. The “A+” rating is the fifth-highest of Fitch’s 21 ratings categories. The “AA” rating is the second-highest of DBRS’s ten ratings categories.

The major rating agencies recently issued press releases regarding their credit and financial strength ratings for our holding company and our subsidiaries. On September 4, 2008, S&P placed the “AA-” credit ratings of the surplus notes issued by River Lake Insurance Company III, one of our subsidiaries, on negative watch and downgraded the subordinated debt issued by River Lake Insurance Company IV, another one of our subsidiaries, from “BBB” to “BBB-” and left it on negative watch.

Following our announcement on September 30, 2008 that we are examining a number of strategic alternatives for our U.S. mortgage insurance business, Moody’s placed all of our ratings on review for possible downgrade. S&P lowered our U.S. and European mortgage insurance financial strength ratings one notch to “AA-” from “AA.” S&P’s credit ratings for our holding company and financial strength ratings for our insurance subsidiaries remained unchanged. S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments.

On October 3, 2008, Fitch placed all of our ratings on CreditWatch negative following its announcement on September 29, 2008, which changed the life insurance industry outlook from “stable” to “negative.” On October 21, 2008, Fitch downgraded our credit ratings to “A-” from “A+” and the financial strength ratings of our life insurance subsidiaries to “A+” from “AA-.” In addition, Fitch removed our financial strength ratings from CreditWatch negative and placed them on negative outlook. Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations.

On November 6, 2008, A.M. Best announced that they have placed our ratings under review with negative implications. This follows A.M. Best’s announcement on September 18, 2008, which changed their life insurance industry outlook from “stable” to “negative.”

On November 7, 2008, S&P affirmed the “AA-” counterparty and financial strength ratings our life insurance businesses and lowered our long-term counterparty credit and senior debt ratings to “A-” from “A.” The outlook on both is negative. The ratings on our mortgage insurance operations were unaffected by these rating actions. S&P also downgraded our commercial paper to “A-2” from “A-1.”

We believe that Moody’s will downgrade our debt ratings, senior debt to “Baa1” from “A2,” as well as the insurance financial strength ratings of our primary life insurance operating subsidiaries to “A1” from “Aa3” and the outlook on Genworth and our life insurance subsidiaries will be negative.

A ratings downgrade could occur for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A downgrade in any of our financial strength or credit ratings (including those recently announced), the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade, could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include:

•	reducing new sales of insurance products, annuities and other investment products;

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•

adversely affecting our relationships with key distributors, independent sales intermediaries and our dedicated sales specialists, including the loss of exclusivity under certain agreements with our independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•

requiring us to post additional collateral or terminate contracts under the terms of the International Swaps and Derivatives Association agreements with derivative counterparties, or to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements;

•	adversely affecting our ability to obtain reinsurance or obtain it on reasonable pricing terms; and

•	increasing our cost of borrowing.

In addition, if our mortgage insurance companies’ financial strength ratings decrease below the thresholds established by Fannie Mae and Freddie Mac, we may not be able to insure mortgages purchased by Fannie Mae or Freddie Mac. Fannie Mae and Freddie Mac currently require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/”Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions, including submitting a complete remediation plan for approval.

As of December 31, 2007, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the U.S. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility and limited availability of credit currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

We may not be able to access any of the U.S. government’s recently adopted or future financial support programs.

The U.S. government, Federal Reserve and other governmental and regulatory bodies have recently adopted and, in the future may adopt, a variety of programs to provide financial support to companies in the face of the challenging markets. The programs are evolving rapidly and many of the important details have not yet been decided. We currently are reviewing our eligibility to participate in various programs and have not yet received financial support under any of the programs. We currently cannot predict whether we will be eligible to participate in various programs, what the terms of participation will be or whether we will elect to participate in any programs that we may be eligible for other than our participation in the CPFF as described elsewhere in this report. However, we are currently ineligible for participation in the CPFF due to our recent downgrade by S&P.

Interest rate fluctuations could adversely affect our business and profitability.

Over the past several months, interest rates have continued to decrease significantly. Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have, and will continue to, adversely affect the profitability of these products.

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

Our term life and long-term care insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Low interest rates, like those we are currently experiencing, reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products.

In both the U.S. and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new mortgage insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with ARMs which could have the effect of increasing default rates on ARM loans and thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance business, where ARMs are the predominant mortgage product. ARMs also have increased as a percentage of the U.S. mortgage loans that we insure.

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically also have contributed to home price appreciation, which may provide borrowers in the U.S. with the option of canceling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have an adverse effect on our results from our mortgage insurance business. However, under current market conditions, we are in a period of home price depreciation in a majority of markets. Consequently, some borrowers in the U.S. do not have sufficient equity to allow refinancing of existing higher rate ARMs for lower rate mortgage loans, an action that would typically result in the cancellation of existing mortgage insurance coverage. Many of these borrowers are now contributing to higher delinquencies and foreclosures because they are not able to meet the reset higher rate monthly payments due under the terms of the underlying ARMs. These developments have had an adverse impact on our U.S. mortgage insurance business.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolios. During periods of declining market interest rates like those we are currently experiencing, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Additionally, recent volatility and uncertainty in the sub-prime residential market has resulted in increased mortgage interest rates and delinquency rates. These developments have had an adverse impact on our U.S. mortgage insurance business, as well as our investments in securities backed by sub-prime residential mortgage loans. See “—A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.”

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity and trading securities and short-term investments are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade registered securities. During periods of market disruption including periods of volatile asset pricing, credit-spread volatility, illiquidity and reduced transparency of market participant valuation inputs, certain of our securities, such as our Alt-A and sub-prime mortgage-backed securities, become difficult to value. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In these cases, valuing securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our securities. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal and interest payments they owe us. As of September 30, 2008, the fixed maturity securities of $48.7 billion in our investment portfolio represented 70% of our total cash, cash equivalents and invested assets. The current economic downturn has caused the value of our fixed maturity securities portfolio to decline and resulted in a net loss. This trend may continue. With the ongoing economic uncertainty impacting the credit quality of certain issuers or guarantors, certain of our investments and therefore our results of operations and financial position have been adversely affected. As a result, we recognized $577 million and $1,316 million of impairments in the three and nine months ended September 30, 2008, respectively.

Any event reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairment are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is paying its principal and interest obligations and our intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment charge.

We may be required to recognize additional impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as non-cash expense in the current period.

For the nine months ended September 30, 2008, we recorded non-cash charges of $22 million and $12 million, respectively, to write-off the entire goodwill balance associated with our U.S. mortgage insurance and institutional businesses. We continue to evaluate current market conditions that may affect the fair value of our reporting units to assess whether any goodwill impairment exists. Continued or deteriorating adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill.

The soundness of other financial institutions could adversely affect us.

We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. For example, we hedge various business risks using derivative instruments, including options, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

We manage our credit risk by requiring certain financial institutions to post collateral. However, this may be ineffective when the collateral posted by a financial institution cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to various financial institutions in the form of equity investments and unsecured debt instruments. There can be no assurance that any such losses or impairments to the carrying value of its financial assets would not have a material adverse effect on our business and results of operations.

We also entered into letters of credit with financial institutions to fund the statutory reserves of our term and universal life insurance products. If these financial institutions fail to honor these letters of credit, we could experience a significant reduction in capital, which in turn, could materially adversely affect our ability to write new business and operate our insurance businesses and could have a material adverse effect on our financial condition.

An inability to access our credit facilities could result in a reduction in our liquidity and lead to downgrades in our credit and financial strength ratings.

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 and a $1.0 billion five-year revolving credit facility that matures in August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. As of September 30, 2008, we utilized $172 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. mortgage insurance subsidiaries.

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due, particularly in the current market when alternative sources of credit are tight. The credit facilities contain various affirmative and negative covenants and events of default, including covenants requiring us to maintain a specified minimum consolidated net worth (as defined in the facilities), to conduct our business in certain specified ways, to comply with applicable laws and not to engage in certain fundamental changes to our business (including disposition of a business segment or assets above a certain threshold). Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated non-owner changes in stockholders’ equity, also referred to as accumulated other comprehensive income (loss), or “AOCI.” Our right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

On October 5, 2008, LCP, a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facilities and had committed to provide $70 million under each facility. We are uncertain whether LCP will fulfill its commitments under the credit facilities in light of its bankruptcy filing.

A decline in our risk-based capital could result in a decline in our ratings, increased scrutiny by state insurance regulators and an adverse impact on our financial condition, results of operations and prospects.

Our insurance company subsidiaries are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the National Association of Insurance Commissioners (the “NAIC”), require our insurance company subsidiaries to report their results of RBC calculations annually to the state departments of insurance and the NAIC. Changes in statutory accounting principles relating to RBC calculations could adversely impact our ability to meet minimum RBC and statutory capital and surplus requirements. In addition, defaults or impairments in our investment portfolio and a decline in the results of operations of our insurance subsidiaries, like those we have experienced recently, have had an adverse impact on our RBC levels, in response to which we have contributed capital from our holding company to the life insurance subsidiaries. There can be no assurance that the life insurance company subsidiaries will not need additional capital or that we will be able to provide it to maintain the targeted RBC levels to support their business operations.

The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and the surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, state supervision or seizure or liquidation. A decline in our RBC also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries, which would have an adverse impact on our ability to write new business. Certain actions by state insurance regulators or rating agencies could have a material adverse effect on our financial condition and results of operations.

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

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition and put additional strain on our available liquidity. We recently increased our loss reserves significantly for our U.S. mortgage insurance business as a result of an increase in delinquencies, along with an increase in the average loan balance of mortgage loan delinquencies. See “—Risks Relating to Our U.S. Mortgage Insurance Segment” below.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal on our current and any future borrowings. These obligations also include amounts we owe to GE under the Tax Matters Agreement. If the cash we receive from our subsidiaries pursuant to dividend payment and tax sharing arrangements is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets. However, given the current conditions in the equity and credit markets, there can be no assurance that we would be able to raise cash by these means.

The payment of dividends and other distributions to us by each of our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders. The ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our stockholders, are also subject to various guidelines established by the rating agencies for us to maintain our ratings.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our retirement and protection markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share. The principal direct and indirect competitors for our U.S. and, increasingly, international mortgage insurance businesses include other private mortgage insurers, structured transactions in the capital markets, other financial instruments designed to manage credit risk, such as credit default swaps and credit linked notes, lenders who forego mortgage insurance, or self-insure, on loans held in their portfolios, and lenders that provide mortgage reinsurance through captive mortgage reinsurance programs. Further, we also compete with governmental and quasi-governmental agencies, including in the U.S., the FHA and to a lesser degree, the Veteran’s Administration (“VA”), Fannie Mae and Freddie Mac. In Canada and some European countries, our mortgage insurance business competes directly with government entities, which provide comparable mortgage insurance. Government entities with which we compete typically do not have the same capital requirements and do not have the same profit objectives as we do.

In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our business lines. Consolidation among banks, insurance companies and other financial services companies could also have an adverse effect on our financial condition and results of operations if the surviving entity requires more favorable terms than we had previously been offering to one or more of the combined companies or if it elects not to continue to do business with us following the consolidation.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capacity management strategy, we have historically purchased reinsurance for certain risks underwritten by our various business segments. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as market conditions beyond our control. For example, continued volatility in the equity markets and the related impacts on asset values required to fund liabilities, have materially reduced the availability of reinsurance and made it much more costly when it is available, as reinsurers have been less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient new reinsurance on acceptable terms, which could adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance.

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

Prior to the completion of our initial public offering (the “IPO”), we ceded to Union Fidelity Life Insurance Company (“UFLIC”) substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut, formerly known as The Travelers Insurance Company, as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations.

Our focus on key distribution relationships may expose us to reduced sales in the future should a key distribution partner terminate its relationship with us.

Although we distribute our products through a wide variety of distribution models, we do maintain relationships with key distribution partners. These distribution partners are an integral part of our business model. As capital, credit and equity markets continue to experience extreme volatility, we are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, distributors may elect to reduce or terminate their distribution relationships with us in light of our recent results, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Any termination or material change in relationship with a key distribution partner could have a material adverse affect on our future sales for one or more product lines.

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

For further discussion of current investigations and proceedings in which we are involved, see “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by the disclosures in “Part II – Item 1 – Legal Proceedings” herein and in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008. We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operations.

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

The occurrence of natural or man-made disasters or a pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance business. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A deterioration in economic conditions or a decline in home price appreciation may adversely affect our loss experience in mortgage insurance.”

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

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing assumptions have been established. For example, changes in socio-demographics and behavioral trends may have an adverse impact on our future loss trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

Our reputation in the long-term care insurance market may be adversely affected by the rate actions currently being implemented on our in-force long-term care insurance products and by any rate actions we may take in the future.

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, prior to our announced rate increase on July 26, 2007, we had not increased premiums on any in-force long-term care insurance policies issued by us. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases. We cannot predict how our existing policyholders, agents and competitors will react to our rate actions in the long-term. In addition, these rate actions, and any future rate action we may take, could limit our ability to continue to market and sell new long-term care insurance products and our ability to retain existing policyholders, agent attrition, independent channel market share and morbidity trends may be impacted by the market/consumer perception and existing competitors’ differentiation strategy.

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

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and other capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot assure you that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Any change to or repeal of Regulation XXX or AXXX could reduce the competitive advantage of our reinsurance and capital management actions and could adversely affect our market position in the life insurance market.

In light of the current downturn in the credit markets and the increased spreads on asset-backed debt securities, we also cannot assure you that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a cost effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

If demand for long-term care insurance either declines or remains flat, we may not be able to execute our strategy to expand our long-term care insurance business.

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 38% to approximately $630 million in 2007, according to LIMRA International. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. Our individual long-term care insurance sales and our annualized first-year premiums have remained relatively flat in recent periods. If the market for long-term care insurance continues to remain flat, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

Risks Relating to Our International Segment

We have significant operations internationally that could be adversely affected by changes in political or economic stability or government policies where we operate.

We have a presence in more than 25 countries around the world. Global economic and regulatory developments could affect our business in many ways. For example, our operations are subject to local laws and regulations, which in many ways are similar to the state laws and regulations outlined above. Many of our international customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. These changes could have an adverse effect on our financial condition and results of operations. In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having an adverse effect on our financial condition and results of operations.

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

Our international operations generate revenues denominated in local currencies. For the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006, 26%, 24% and 21%, respectively, of our revenues, excluding net investment gains (losses), and 67%, 43% and 35%, respectively, of our income from continuing operations, excluding net investment gains (losses), were generated by our international operations. We generally invest cash generated by our international operations in securities denominated in local currencies. As of September 30, 2008 and December 31, 2007, approximately 13% and 12%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. For example, our net income for the nine months ended September 30, 2008 and for the year ended December 31, 2007, included $5 million and $52 million, respectively, net of tax, due to the favorable impact of changes in foreign exchange rates. In addition, because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening U.S. dollar. Subsequent to the end of the third quarter, the U.S. dollar strengthened materially versus certain local currencies in which we have international operations.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.

We may face losses if unemployment rates differ significantly from our pricing expectations.

We set prices for our lifestyle protection insurance based upon expected claims and payment patterns. These expectations reflect our assumptions regarding unemployment levels. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our lifestyle protection insurance business than we had projected.

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our mortgage insurance increases or the severity of such defaults exceeds our expectations.

As in the U.S., a deterioration in economic conditions internationally may increase the likelihood that borrowers in a given country will not have sufficient income to pay their mortgages, and can also adversely affect home values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, would also increase our risk of loss. A substantial economic downturn or decline in home price appreciation could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or declines in recent significant home price appreciation in areas where a large portion of our business is concentrated.

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

Our international mortgage insurance business is subject to substantial competition from government-owned and government-sponsored enterprises, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with the Canada Mortgage and Housing Corporation (“CMHC”), a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the U.S., these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”

We compete in Canada with the CMHC, which is owned by the Canadian government and, as a sovereign entity, provides mortgage lenders with 100% capital relief from bank regulatory requirements on loans that it insures. In contrast, lenders receive only 90% capital relief on loans we insure. CMHC also operates the Canadian Mortgage Bond Program, which provides lenders the ability to efficiently guaranty and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, under current market conditions or in the future, we may be unable to compete effectively with the CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders. In addition, in light of current market conditions, the increased capital relief offered by CMHC could make it difficult for us to compete with CMHC.

In South Korea, we compete with Seoul Guaranty Insurance Company, which formerly was a private sector insurer that nationalized by the Government of South Korea but which still offers its products commercially, including mortgage insurance products which compete directly with those we offer.

Present conditions in the international financial markets could lead other countries to nationalize our competitors or establish competing governmental agencies, which would further limit our competitive position in international markets and, therefore, materially affect our results of operations.

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

The Canadian Department of Finance has informed us that they intend to review the guarantee agreement we have with the Canadian government and have targeted completion of this review by the end of 2008. Although we believe the Canadian government will preserve the guarantee in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, changes will be made to the terms of the guarantee. In the second quarter of 2008, the aggregate cap for all Canadian licensed mortgage insurers guaranteed polices was increased to CDN $250 billion, which facilitates our ongoing ability to offer mortgage insurance products under the guarantee. The failure of the Canadian government to maintain the guarantee on terms similar to the current guarantee could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. We have incorporated these adjustments into our underwriting guidelines effective October 15, 2008. These new standards have resulted in a modest reduction to the size of the high ratio insured marketplace in Canada.

The Australian Prudential Regulation Authority (“APRA”) regulates all financial institutions in Australia, including general, life and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for depository institutions. APRA’s current regulations provide for reduced capital requirements for certain depository institutions that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depository institution’s perspective.

Under rules adopted by APRA effective January 1, 2008, in connection with the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, certain approved deposit-taking institutions (“ADIs”) in Australia are now required to hold less capital on high loan-to-value mortgage loans and will receive a capital incentive for using mortgage insurance, but at a reduced level, and potentially limited to the higher risk portions of their loan portfolios, when compared to previous regulations in Australia. The rules also provide that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, or limit their use to the higher risk portions of their portfolios, which may have an adverse affect on our Australian business.

We believe the Basel II framework may encourage the growth of international mortgage insurance by facilitating its recognition as an approved credit risk mitigant and enabling banks to therefore reduce the capital they must allocate for loans covered by a mortgage insurance policy. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. Basel II was finalized and issued in June 2004; however, its adoption and implementation by individual countries internationally and in the U.S. is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

If the European and other mortgage insurance markets continue grow at rates that are below our expectations, we will not be able to execute our strategy to expand our business into these markets.

We have devoted resources to marketing our mortgage insurance products in Europe and other parts of the world. Our targeted growth strategy depends partly upon the development of favorable legislative and regulatory policies throughout Europe that support increased homeownership and provide capital relief for institutions that insure their mortgage loan portfolios with private mortgage insurance. In furtherance of these policies, we have collaborated with certain government agencies to develop bank regulatory capital requirements that provide incentives to lenders to implement risk transfer strategies such as mortgage insurance, as well as governmental policies that encourage homeownership as a wealth accumulation strategy for borrowers with limited resources to make large down payments. We have invested, and we will continue to invest, appropriate resources to advocate such a regulatory environment at certain national and regional levels. However, if legislative and regulatory agencies fail to adopt these policies, then these markets for high loan-to-value lending and mortgage insurance may not expand as we currently anticipate, and our targeted growth strategy in those markets may not be successful.

Risks Relating to Our U.S. Mortgage Insurance Segment

Current activities related to our review of strategic alternatives for our U.S. mortgage insurance business may negatively impact our operating results.

On September 30, 2008, we announced that we were exploring strategic alternatives regarding our U.S. mortgage insurance business, including a possible spin-off to our stockholders, to determine the optimal course for our company, our customers and our stockholders. We have not made any decisions to date as to whether we will retain or divest that business. If we chose to divest that business, we cannot be sure that we will be able to complete a spin-off, attract interested third parties for a possible sale transaction or execute any other transaction involving this business. If a transaction were to occur, we also cannot ensure that its terms would be favorable to us or would have a material beneficial effect on our business, financial condition or results of operations.

If the review of strategic alternatives continues for a significant amount of time, there are risks that customers, employees and stockholders may react negatively to the uncertainty of the process or to any decision we reach not to pursue a transaction. That negative reaction could have a material adverse effect on our business, financial condition and results of operations.

Following our announcement of our strategic review, the rating agencies took various actions with respect to our credit and financial strength ratings. See “—A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.” The rating agencies stated that these actions were taken partly because a spin-off of our U.S. mortgage insurance business would result in reduced diversification of our business portfolio and because our ratings are supported by the resources and cash flows of our mortgage insurance operations. The disposition of our U.S. mortgage insurance business could result in further downgrades to our ratings, which could have an adverse effect on our financial condition and results of operations. On the other hand, retaining the business in the current market and while it is underperforming compared to its historic performance could adversely affect our financial condition and results of operations and make it more difficult to pursue certain other strategic alternatives.

Our claims expenses and loss reserves have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

During 2007 and 2008, we have experienced an increase in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. This was evident in all products across all regions of the country and particularly in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest continue to experience an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as a decline in home prices.

The foregoing factors have contributed to an increase in our incurred losses and loss reserves. While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratios. As of September 30, 2008 and December 31, 2007, approximately 70% of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

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

Certain types of mortgages have higher probabilities of claims. These include “Alt-A” loans, loans with an initial “Interest Only” payment option and other “non-traditional” loans that we have insured in prior years, including A minus loans and 100% loan-to-value products. Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans. Standard documentation loans include loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected delinquency rates consistent with our standard portfolio. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. A material portion of our Alt-A and Interest Only loans was written in 2005 through 2007. At the end of 2007, we began to adopt changes to our underwriting guidelines to substantially eliminate new insurance on these loans. However, the new guidelines only affect business written after those guidelines became effective. Business written before the effectiveness of those guidelines was insured in accordance with the guidelines in effect at time of the commitment, even though that business would not meet the new guidelines. Although historical information is limited, we believe that Alt-A and Interest Only loans written prior to the adoption of the new guidelines may pose a higher risk of claims due to features such as deferred amortization of the loan on “Interest Only” product. If defaults on Alt-A or Interest Only or other “non-traditional” loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

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

Throughout the U.S., we have experienced an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. These trends are evident in all products across all regions of the country and particularly in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loan delinquencies. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest, continue to experience an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing market are reflected in our increasing delinquencies. However, we believe that there may be a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2006 and 2007 books of business.

The conservatorship of Freddie Mac and Fannie Mae may limit the number of mortgages originated which, in turn could affect our results of operations.

Fannie Mae and Freddie Mac are the largest purchasers and guarantors of mortgage loans in the United States. Fannie Mae and Freddie Mac were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. On September 7, 2008, the U.S. Department of the Treasury and the FHFA announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA. As a result, the number of mortgages purchased by Fannie Mae and Freddie Mac could decrease. This could result in fewer mortgages being originated and, consequently, decrease the demand for private mortgage insurance, which could have an adverse effect on our financial condition and results of operations.

In addition, the appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have an adverse effect on our financial condition and results of operations.

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market.

Our mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages—generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 57% for the nine months ended September 30, 2008, and approximately 44% and approximately 28% for the years ended December 31, 2007 and 2006, respectively, of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. We believe the increase in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for flow private mortgage insurance during 2007. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. These provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the U.S. Fannie Mae and Freddie Mac are also subject to regulatory oversight by the U.S. Department of Housing and Urban Development Administration (“HUD”) and the FHFA. As of September 30, 2008, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity could have an adverse effect on our financial condition and results of operations.

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

In addition, if the Federal Home Loan Banks reduce their purchases of mortgage loans, purchase uninsured mortgage loans or use other credit-enhancement products, this could have an adverse affect on our financial condition and results of operations.

A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include:

•	a change in the level of home mortgage interest rates;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	declines in the price of homes;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which in times of heavy refinancing affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

Many of these factors have emerged in the current economic downturn. A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have an adverse effect on our financial condition and results of operations.

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 73% and 79% for the years ended December 31, 2006 and 2007, respectively, and 84% for the nine months ended September 30, 2008. A decrease in persistency in the U.S. generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products continue to increase.

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We have advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the nine months ended September 30, 2008, approximately 33% of our U.S. primary new risk written was subject to captive mortgage reinsurance as compared to approximately 56% in for the year ended December 31, 2007. U.S. mortgage insurance premiums ceded to these reinsurers were $142 million, $164 million and $136 million for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $300 million, $3 million and $2 million for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

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

Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage in some respects. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

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

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, also is subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the Equal Credit Opportunity Act (“ECOA”), the FHA, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business. For example, HUD was considering a rule that would exempt certain mortgages that provide a single price for a package of settlement services from the prohibition in RESPA against payments for referrals of settlement service business. If mortgage insurance were included among the settlement services that, when offered as a package, would be exempt from this prohibition, then mortgage lenders would have greater leverage in obtaining business concessions from mortgage insurers.

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

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 15 years. This fixed obligation, the estimated present values of which were $358 million and $360 million as of September 30, 2008 and December 31, 2007, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

Provisions of our certificate of incorporation and bylaws and our Tax Matters Agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests.

Our certificate of incorporation and bylaws include provisions that may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. For example, our certificate of incorporation and bylaws:

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of September 30, 2008 and December 31, 2007 was $358 million and $360 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

Risks Relating to Our Common Stock

The Board of Directors has decided to suspend dividends on our common stock until further notice.

We have paid quarterly dividends on our common stock since our initial public offering in May 2004. In November 2008, to enhance our liquidity and capital position in the current challenging environment, the Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

Our share price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility over the past year. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as our operations, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results for future periods that vary from the expectations of securities analysts and investors;

•	operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, availability of credit, equity prices and the value of financial assets.

Stock price volatility and a decrease in our share price could make it more difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. There were no repurchases during the third quarter of 2008. As of September 30, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million.

In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

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
Date: November 10, 2008
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)