Form 10-K
period 2008-12-31
GENWORTH FINANCIAL INC
filed 2009-03-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

5.25% Series A Cumulative Preferred Stock, Liquidation Preference $50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 13, 2009, 433,160,323 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.7 billion. All 10% and greater stockholders, executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2009 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Item 1A—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its subsidiaries.

Item 1.	Business

Overview

Genworth Financial, Inc. is a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. Genworth was incorporated in Delaware in 2003 in preparation for an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). We are headquartered in Richmond, Virginia and have approximately 6,000 employees.

As a financial security company, we are dedicated to helping meet the homeownership, life security, wealth management and retirement security needs of our customers. We enable homeownership in the U.S. and internationally through the use of our mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. We help individuals accumulate and build wealth for financial security in the U.S. with our wealth management products that include financial planning services and managed accounts. Our life security offerings support and protect people during unexpected events. These life security products and services include our payment protection coverages in Europe, Canada and Mexico; and in the U.S., term and universal life insurance, as well as care coordination and wellness services. We help people achieve financial goals and independence by providing retirement security offerings. In the U.S., retirement security products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care insurance and Medicare supplement insurance. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

Our key products and related services are targeted at markets that are benefiting from significant demographic, legislative and market trends, including the aging population across the countries in which we operate, and the growing reality that responsibility for building financial security now resides primarily with the individual. We distribute our products and services through diversified channels that include financial intermediaries, advisors, independent distributors, affinity groups and dedicated sales specialists.

As of December 31, 2008, we had the following operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our retirement income and wealth management products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2008, our Retirement and Protection segment’s net loss was $620 million and net operating income was $301 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. We primarily offer products in the flow market. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance (formerly referred to as payment protection insurance) products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2008, our International segment’s net income and net operating income were $608 million and $633 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $368 million and $330 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. This includes the results of an originator of reverse mortgage loans acquired in the fourth quarter of 2007 and our group life and health insurance business that we sold on May 31, 2007. For the year ended December 31, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $192 million and $135 million, respectively.

On a consolidated basis, we had $8.9 billion of total stockholders’ equity and $107.4 billion of total assets as of December 31, 2008. For the year ended December 31, 2008, our revenues were $9.9 billion and we had a net loss of $572 million.

As of February 27, 2009, our principal U.S. life insurance companies had financial strength ratings of “A” (Strong) from Standard and Poor’s (“S&P”), “A1” (Good) from Moody’s Investors Service (“Moody’s”), “A” (Excellent) from A.M. Best and “A-” (Strong) from FitchRatings (“Fitch”). Our rated U.S. mortgage insurance companies had financial strength ratings of “A+” (Strong) from S&P and “Baa2” (Adequate) from Moody’s. Our Canadian mortgage insurance company was rated “AA” (Superior) from Dominion Bond Rating Service (“DBRS”) and “AA” (Very Strong) from S&P and our Australian mortgage insurance company was rated “AA-” (Very Strong) from S&P and “A1” (Good) from Moody’s.

In December 2008, we entered into a definitive agreement to acquire InterBank, fsb, a thrift headquartered in Maple Grove, Minnesota. The completion of the proposed acquisition is subject to the approval of the Office of Thrift Supervision (“OTS”), Genworth receiving approval to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”), as well as the satisfaction of other customary closing conditions.

In December 2008, we also announced several actions being taken to advance our strategic goals in response to the current economic downturn. These actions included the elimination of approximately 1,000 jobs globally. We recorded a pre-tax charge of approximately $38 million in the fourth quarter of 2008 for severance, outplacement and other costs associated with the plan for workforce reduction and other restructuring actions. The plan is expected to be completed by the end of the first quarter of 2009.

Positioning for the Future

Given the recent period of severe global economic turmoil, we have narrowed the focus of our business to concentrate on products and markets where we have the greatest franchise position or potential. This focused approach is designed to help us achieve growth and create stockholder value through pursuit of the following key initiatives:

•

Refining our strategic market focus. We are concentrating on market segments that we see as most attractive and that best fit with our strengths, profitability targets and risk tolerance. We are refining product and distribution management strategies so that we can capitalize on our leading long-term care insurance franchise and build on key market positions in the life insurance, wealth management, retirement income, lifestyle protection and mortgage insurance markets.

•

Managing capital and liquidity generation and redeployment. We pursue capital and liquidity management strategies to support the capitalization, targeted ratings and desired cash levels for our insurance companies and holding company. In the current economic and financial market environment, our objective is to generate and maintain additional levels of capital and liquidity to absorb unforeseen events, while still meeting our targeted goals. We are targeting the generation of statutory capital from profit emergence on our in-force business, as well as from ongoing capital management and efficiency strategies such as reinsurance and selective asset sales. Available capital is generally first used to fund new business growth and meet corporate obligations, including debt service coverage. These actions and other steps taken by management in the fourth quarter of 2008 have had a positive impact on the year end statutory Risk-Based Capital (“RBC”) ratios of our life insurance subsidiaries. In the past, we have evaluated the use of excess capital for stock repurchases, which we have not done since the first quarter of 2008, or dividends. In November 2008, our Board of Directors suspended the payment of dividends on our common stock and repurchases of our common stock under our stock repurchase program indefinitely. Throughout 2008, we also increased our holdings in cash and cash equivalents to strengthen our liquidity position in the current market environment and take advantage of potential opportunities in the future. In addition, we accessed our credit lines which enabled the repurchase of a portion of our debt maturing in 2009.

•

Actively managing emerging risks. In this rapidly changing environment, we seek to adapt to changes and proactively manage risk as it relates to our products and investment portfolio. We review our pricing and design of products and make adjustments as necessary, as well as make changes to underwriting guidelines. We will also consider whether we exit riskier products. We also actively look for ways to mitigate risk in our investment portfolio and are currently restructuring our exposure limits to help protect our investment portfolio against the potential impact of a prolonged recession. Recently, we have taken steps to reduce exposures in several major asset classes, including banks and other financial sectors, and have shifted towards industries that we believe will be less impacted by a recession, such as utilities. We have a diversified structured securities portfolio with sub-prime and Alt-A securities representing approximately 2% of our total investment portfolio as of December 31, 2008. We have reduced our exposure to non-agency residential mortgage-backed securities. Our commercial mortgage-backed securities consist of higher rated securities and a majority are invested in older, well-seasoned vintages.

•

Maintaining our commitment to meet the needs of our distributors and policyholders. Consumers’ need for financial security is more important than ever, and our products and services help them meet those needs. We remain committed to our distribution partners and policyholders and we will continue to invest in key distribution relationships, product lines, service and claims processing capabilities.

Growth Strategies

Our objectives are to increase revenues and operating income, as well as enhance returns on equity. Our plans to do this are based on the following strategies in each of our segments:

•

Retirement and Protection. We are a specialist provider of retirement and protection solutions. We offer retirement and protection products across life insurance, long-term care insurance and annuities. We are committed to growing our wealth management business. In addition, we continue to grow our long-term care insurance business, as well as leverage our leadership in long-term care insurance to expand related product lines and services. These include products that combine coverages such as life insurance with long-term care insurance to provide consumers with greater flexibility. We are committed to providing life insurance products that give consumers greater flexibility. We remain committed to the annuity product lines, but will distribute these offerings more selectively through channels, distributors and advisors that are most clearly aligned with our strategic objectives and risk appetite. We also are focused on providing fixed immediate annuities for retirement planning, and we are only pursuing the issuance of our institutional products on an opportunistic basis in the current market environment. Service for policyholders, key advisors and distributors remains a critical priority, as we seek to establish a position being a preferred provider to distributors and producers in our targeted areas of focus, a strategy we term “distributor preferred.”

•

International. We are growing our international business within geographies that have attractive market and regulatory conditions for profitable growth, while managing economic, product and underwriting risks. We have established international mortgage insurance platforms in Canada, Australia, Europe and Mexico and we intend to operate them in a disciplined fashion at expected lower mortgage origination levels with an increased focus on risk management activities. We are curtailing our investment in expanding mortgage insurance offerings in certain emerging markets, reflecting the current uncertainty of global market conditions. In our lifestyle protection insurance business, we continue to focus on markets in Europe and plan to grow selectively in new markets.

•

U.S. Mortgage Insurance. In the United States, economic factors such as increasing unemployment, declining home prices and a lack of credit availability have significantly impacted mortgage origination volumes as well as homebuyers’ abilities to meet their mortgage obligations. We have responded by shifting to a business model that is expected to deliver higher returns with a lower risk profile, through more stringent underwriting criteria, increased pricing, and restrictions based on product type and geographic location, while maintaining our focus on insuring high-quality single mortgages. We intend to reduce new business production levels in order to manage capital and maintain appropriate capital buffers through this unprecedented housing market cycle, and we continue our efforts as an industry leader in mitigating losses and helping homeowners avoid foreclosure.

Retirement and Protection

Through our Retirement and Protection segment, we market various forms of wealth management, retirement income, institutional, life insurance and long-term care insurance products and services. The following table sets forth financial information regarding our Retirement and Protection segment as of or for the periods indicated. For additional selected financial information and operating performance measures regarding our Retirement and Protection segment as of or for these periods, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement and Protection.”

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Revenues:
Wealth management	$330	$336	$199
Retirement income	1,148	1,912	2,161
Institutional	(333)	516	572
Life insurance	1,455	1,959	1,807
Long-term care insurance	3,570	2,836	2,626

Total revenues	$6,170	$7,559	$7,365

Net operating income:
Wealth management	$43	$44	$20
Retirement income	(246)	212	175
Institutional	80	43	42
Life insurance	264	310	313
Long-term care insurance	160	153	153

Total net operating income	301	762	703
Net investment gains (losses), net of taxes and other adjustments	(909)	(197)	(30)
Expenses related to reorganization, net of taxes	(12)	—	—

Total net income (loss)	$(620)	$565	$673

Total segment assets	$88,117	$94,360	$92,820

Wealth management

We offer asset management products and services to near affluent and affluent individual investors. We provide and tailor client advice, asset allocation, open-architecture products and prepackaged support, services and technology to the independent advisor channel. We achieved double-digit sales growth over the last three years in this business and expanded our presence in the managed account service provider market, also known as the turnkey asset management platform market, through the acquisition of AssetMark Investment Services, Inc. (“AssetMark”). On August 1, 2008, Genworth Financial Asset Management, Inc. (“GFAM”) merged into AssetMark with AssetMark being the surviving entity. AssetMark subsequently changed its name to Genworth Financial Wealth Management, Inc. on August 1, 2008. The combined resources of GFAM and AssetMark allow us to expand our position as a leading provider in this market. As of December 31, 2008, we were ranked second based on the fourth quarter 2008 Managed Account Research published by Cerulli Associates (“Cerulli Research”) with more than 100,000 accounts and $15.4 billion of assets under management.

Products

Our clients are referred to us through financial advisers, and we work with these financial advisers to develop portfolios consisting of individual securities, mutual funds, exchange traded funds and variable annuities designed to meet each client’s particular investment objectives. Generally, our clients for these products and services have accumulated significant capital, and our principal asset management strategy is to help protect their assets while taking advantage of opportunities for capital appreciation. Advisory clients are offered the custodial services of our trust company, Genworth Financial Trust Company.

Through our open-architecture platform, we offer to financial advisors one of the most comprehensive fee-based investment management platforms in the industry, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. We also serve as investment advisor to the AssetMark Funds which are mutual funds offered to clients of financial advisors.

Additionally, through our affiliated retail broker/dealers, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds and other investment products.

Distribution

We distribute these products and services through independent investment advisory professionals and financial professionals affiliated with our retail broker/dealers. The underlying mutual funds are distributed via a direct sales force.

Competition

We compete primarily in the managed account service provider market. The market is highly competitive, and is differentiated by service, convenience, product offerings and price. The ten largest companies in the wealth management market comprise approximately 91% of assets under management based on Cerulli Research.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We pursue this goal in both individual retail and group markets. We believe our product designs, asset allocation requirements, hedging discipline and use of reinsurance reduce some of the risks to insurers that generally accompany traditional products with GMDBs, GMWBs and certain types of guaranteed annuitization benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Fee-based retail products

Variable annuities and variable life insurance

We offer variable annuities that provide customers with a variety of investment options. In addition, some of our variable annuities permit customers to allocate assets to a guaranteed interest account managed within our general account. The contractholder bears the entire risk associated with the performance of investments in the separate account.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and typically range from 0.75% to 3.50% per annum depending on the features and options within a contract.

Our variable annuity contracts generally provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2008, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $5,812 million and a related death benefit exposure of $1,706 million net amount at risk.

Our Income Distribution Series of variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

As a solution to the trend of employers moving away from traditional defined benefit retirement plans to defined contribution plans such as 401(k) plans, we have introduced to the qualified plan market a group variable annuity with guaranteed retirement income and features. This product is designed to offer participants the ability to secure guaranteed retirement income with growth potential during the accumulation phase while maintaining liquidity; and during the distribution phase, to provide guaranteed annual income with upside growth potential with varying degrees of liquidity with respect to underlying assets.

We discontinued selling variable life insurance policies on May 1, 2008; however, we continue to service existing policies.

Institutional Asset Management Services

Until December 31, 2006, we managed a pool of municipal GICs issued by affiliates of General Electric Company (“GE”). As of January 1, 2007, we provided transition and consulting services to the GE affiliates for their municipal GICs through December 15, 2008.

Distribution

We distribute our variable annuity products through banks, national brokerage firms and independent broker/dealers. We also distribute our group variable annuity product through broker/dealers and through defined contribution plan record keepers. We continue to work with additional record keepers to adopt this product on their platforms.

Competition

There are numerous competitors in this market within all major distribution channels that we sell through. Our Income Distribution Series of products enable consumers to opt for lifetime guaranteed income beginning immediately or on a deferred basis. We have been an early mover in this market space and believe we are well positioned.

Spread-based retail products

Fixed annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to six years, and thereafter is subject to annual crediting rate resets at our discretion, based upon competitive factors and prevailing market rates, subject to statutory minimums. Our fixed annuity contracts are supported by the claims paying ability of the issuing insurance company, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

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

Distribution

We distribute our spread-based retail products through banks, national brokerage firms and independent broker/dealers.

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

We have bank distribution relationships that we believe allow us to maintain the distribution “shelf space” needed to remain competitive in the fixed annuity marketplace. Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future.

Institutional

Our institutional products include funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. These products are purchased by qualified and non-qualified plans that desire the features and guarantees inherent in these instruments. We sell these specialized products to institutional customers for use in retirement plans, money market funds and other investment purposes. We have two FABN programs: a registered program offered both to institutional and retail investors and a global medium term notes (“GMTN”) program primarily offered to non-U.S. investors.

We may experience significant fluctuations in new deposits as we may issue new business when market conditions are favorable and may issue no new business when market conditions are not favorable. We do not anticipate writing new institutional business in the current market environment.

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

Our funding agreements and FABNs generally credit interest on deposits at a floating rate tied to an external market index and are typically issued for terms of one to seven years. Substantially all of our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs have a fixed maturity generally ranging from two to six years.

We typically manage our institutional products on a floating rate basis and invest the proceeds in floating rate assets. When we issue products that credit interest on a fixed rate basis, we may enter into counterparty “swap” arrangements where we exchange our fixed rate interest payment for a floating rate that is tied to an index in order to correlate the floating rate assets.

Distribution

Our FABNs are distributed through investment banks and broker/dealers. We place our funding agreements directly and through specialized brokers. GICs are sold both directly and through investment managers.

Competition

These institutional markets are highly correlated to the global credit environment and have recently seen a sharp decline in issuance. When the markets are open and active, we compete with other insurance companies or issuers of other fixed income instruments.

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured and may also offer a savings element that can be used to help accumulate funds to meet future financial needs. According to the American Council of Life Insurers, face value of new life insurance coverage sold in the U.S. totaled $3.1 trillion in 2007, and total life insurance coverage in the U.S. was $19.5 trillion as of December 31, 2007.

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

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We have generally reinsured risks in excess of $5 million per life. From time-to-time, we may reinsure any risk depending on the pricing terms of available reinsurance. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our experience and other factors.

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

Competition

Competition in our life insurance business comes from many sources, including many traditional insurance companies as well as non-traditional providers, such as banks and private equity markets. The life insurance market is highly fragmented. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built out our capabilities in other channels. We believe our competitive advantage in the term life insurance market comes from our long history serving this market, our service excellence, underwriting expertise and pricing on our smaller face amounts as our average policy size is less than $400,000. We have built out our universal life insurance product suite to take advantage of increased distributor interest and consumer demand.

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 30 years ago. We are a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of strong risk management, product innovation and a diversified distribution strategy.

In July 2007, AARP selected us as its provider to offer new long-term care insurance products to its approximately 40 million members, and we entered into a five-year exclusive endorsement agreement with AARP in 2007. This relationship will provide access to two new distribution channels, telephone and internet sales, with direct access to customers.

During 2007 and 2008, we filed for state regulatory approvals for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing this rate increase. The rate increase has now been approved in 43 states. This block represents approximately $670 million, or 35%, of our total annual long-term care insurance premium in-force.

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

We also offer linked-benefits products for customers who traditionally self-funded long-term care expenses. One linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy. The policy provides coverage for cash value, death benefits and long-term care benefits. We also offer a linked-benefits product that combines a single premium deferred annuity with long-term care insurance coverage.

We expanded our Medicare supplement insurance product in a majority of states and have seen growth in these new states. To further expand our senior supplementary product capabilities, we acquired Continental Life

Insurance Company of Brentwood, Tennessee (“Continental Life”) in 2006. This acquisition more than doubled our existing annualized Medicare supplement premiums in-force and provides a potential platform for expanding in other senior supplementary products. Since 2007, American Continental Insurance Company, a subsidiary of Continental Life, has expanded its offering of competitively priced Medicare supplement insurance product in 27 states where it was previously not licensed.

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

Distribution

We have a broad and diverse distribution network for our products. We distribute our products through diversified sales channels consisting of appointed independent producers, financial intermediaries and dedicated sales specialists. We have made significant investments in our servicing and support for both independent and dedicated sales specialists and we believe our product features, distribution support and services are leading the industry.

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

International

In our International segment, we currently offer mortgage and lifestyle protection insurance and have a presence in over 25 countries.

Through our international mortgage insurance business, we are a leading provider of mortgage insurance in Canada, Australia, New Zealand, Mexico and multiple European countries. We expanded our international operations throughout the 1990s and, today, we believe we are the largest overall provider of mortgage insurance outside of the U.S.

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

Our lifestyle protection insurance helps consumers meet payment obligations on outstanding financial commitments, such as mortgages, personal loans or credit cards, in the event of a misfortune such as illness, accident, involuntary unemployment, temporary incapacity, permanent disability or death.

The following table sets forth financial information regarding our International segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our International segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International.”

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Revenues:
International mortgage insurance	$1,350	$1,161	$860
Lifestyle protection insurance	1,557	1,528	1,284

Total revenues	$2,907	$2,689	$2,144

Net operating income:
International mortgage insurance	$481	$455	$355
Lifestyle protection insurance	152	130	113

Total net operating income	633	585	468
Net investment gains (losses), net of taxes and other adjustments	(16)	(5)	1
Expenses related to reorganization, net of taxes	(9)	—	—

Total net income	$608	$580	$469

Total segment assets	$10,498	$11,892	$8,518

International mortgage insurance

We have significant mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the U.S., as well as smaller operations in New Zealand and the developing markets in Europe and Mexico.

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

Based upon our experience in the mature markets, we believe a favorable regulatory framework is important to the development of high loan-to-value lending and the use of products such as mortgage insurance to protect against default risk or to obtain capital relief. As a result, we have advocated governmental and policymaking agencies throughout our markets to adopt legislative and regulatory policies supporting increased homeownership and the use of private mortgage insurance. We have significant expertise in mature markets, and we leverage this experience in developing selected markets to encourage regulatory authorities to implement incentives to use private mortgage insurance as an important element of their housing finance systems.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, also may encourage further growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. While Basel II was finalized and issued in June 2004, its adoption by individual countries internationally and in the U.S. is ongoing. Therefore, we cannot predict the mortgage insurance benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance.

Mortgage insurance in our International segment is predominantly single premium and provides 100% coverage. Under single premium policies, the premium is usually included as part of the aggregate loan amount and paid to us as the mortgage insurer. We record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected pattern of risk emergence.

Canada

We entered the Canadian mortgage insurance market in 1995 with our acquisition of certain assets and employees from the Mortgage Insurance Corporation of Canada, and we now operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The ten largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country. Our five largest lender relationships in Canada provided the majority of our flow new insurance written in 2008.

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

The Canadian Department of Finance has informed us that they intend to review the guarantee agreement we have with the Canadian government. While the Department of Finance originally targeted completion of the review by the end of 2008, we continue to be engaged in ongoing discussions with Department of Finance officials on this matter and no new target completion date has been announced. Although we believe the Canadian government will preserve the guarantee in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, changes will be made to the terms of the guarantee.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although other competitors have entered the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision-making on insurance applications, strong underwriting expertise and flexibility in product development. In 2008, as a result of the turmoil in the financial markets, there has been increased preference by lenders for CMHC insurance, which carries a lower capital charge and a 100% guarantee, as compared to loans covered by our policy which benefits from a 90% government guarantee.

Australia

We entered the Australian mortgage insurance market in 1997 with our acquisition of the operating assets of the Housing Loans Insurance Corporation from the Australian government. As part of the expansion of our Australian operations, we also entered the New Zealand mortgage insurance market in 1999 and acquired Vero Lenders Mortgage Insurance Limited in 2006. In 2008, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written. The ten largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our two largest lender relationships in Australia provided the majority of our flow new insurance written in 2008.

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

Europe and other international

We began our European operations in the U.K., which is Europe’s largest market for mortgage loan originations. In recent years, we expanded into eight additional countries. In 2008, we were a leading private mortgage insurance provider in Europe, based upon flow new insurance written. We also have a presence in the developing private mortgage insurance market in Mexico.

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

Competition

Our competition in Europe includes both public and private entities, including traditional insurance companies, as well as providers of alternative credit enhancement products and public mortgage guarantee facilities. Competition from alternative credit enhancement products include personal guarantees on high loan-to-value loans, second mortgages and bank guarantees, captive insurance companies organized by lenders, and alternative forms of risk transfer including capital markets solutions. We believe that our global expertise and coverage flexibility differentiate us from competitors and alternative products.

International mortgage insurance underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Loan applications for flow mortgage insurance are reviewed by our employees or by employees of mortgage lender customers which underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted average of the expected claim rates for each individual loan that comprises the transaction.

During 2008, we took additional actions to reduce our new business risk profile, which include: tightening underwriting guidelines, including product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices in certain markets based on periodic reviews of product performance. We believe these underwriting and pricing actions will improve our underwriting performance on new books of business, and may reduce levels of new insurance written.

International mortgage insurance distribution

We maintain a dedicated sales force that markets our mortgage insurance products internationally to lenders. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Lifestyle protection insurance

We currently provide lifestyle protection insurance to consumers in more than 20 countries offered principally by financial services companies at the point of sale of consumer products. This business also includes a small Mexican property and casualty insurance business, which we entered into an agreement to sell in January 2009 with closing expected in the latter half of 2009. We expect to selectively expand our lifestyle protection insurance business in new markets and by further penetration of existing distribution relationships and new products. In Europe, we are a leading provider of lifestyle protection insurance.

Products and services

Our lifestyle protection products include lifestyle protection from involuntary unemployment, disability, accident and death. The benefits on these policies pay the periodic payments on the consumer loan for a limited period of time, typically twelve months, though they can be up to 84 months. In some cases, for certain coverages, we may make lump sum payments. Our policies include an exclusion period that is usually 60 days and a waiting period (time between claim submission and claim payment) of typically 30 days. Our policies either require an upfront single premium or monthly premiums.

We also provide third-party administrative services and administer non-risk premium with some relationships in Europe. Additionally, we have entered into structured transactions, covering Canadian and European risk.

Underwriting and pricing

Our lifestyle protection insurance is currently underwritten and priced on a program basis, by type of product and by distributor, rather than an individual policyholder basis. In setting prices, we take into account the underlying obligation, the particular product features and the average customer profile of the distributor. For our monthly premium policies, most contracts allow for monthly price adjustments after consultation with our distribution partners which help us to reduce our business risk profile when there are adverse changes in the market. Additionally, certain of our distribution contracts provide for profit sharing with our distribution partners, which provide our business and our distribution partners with risk protection and profit sharing over the life of the contract. We believe our experience in underwriting allows us to provide competitive pricing to distributors and generate targeted returns and profits for our business.

Distribution

We distribute our lifestyle protection insurance products primarily through financial institutions, including major European banks that offer our insurance products in connection with underlying loans or other financial products they sell to their customers. Under these arrangements, the distributors typically take responsibility for branding and marketing the products, while we take responsibility for pricing, underwriting and claims payment.

We continue to implement innovative methods for distributing our lifestyle protection insurance products, including web-based tools that provide our distributors with a cost-effective means of applying our products to a broad range of underlying financial obligations. We believe these innovative methods also make it easier to establish arrangements with new distributors, as well as help us further diversify our distribution and geographical channels in an increasingly changing environment.

Competition

The lifestyle protection insurance market has several large, highly rated international participants. We compete through our commitment to high service levels, depth of expertise in providing tailored product and service solutions and our ability to service global clients at a local level and in multiple countries, if appropriate.

U.S. Mortgage Insurance

Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with low-down-payment mortgages, which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are sometimes also referred to as high loan-to-value mortgages. Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market.

We have been providing mortgage insurance products and services in the U.S. since 1981 and operate in all 50 states and the District of Columbia. According to Inside Mortgage Finance, in 2008, we were the second largest provider of mortgage insurance in the U.S., based on flow new insurance written. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate.

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Fannie Mae, Freddie Mac and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 60% for the year ended December 31, 2008 and approximately 44% and 28% for the years ended December 31, 2007 and 2006, respectively, of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac currently require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, or the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The American Recovery and Reinvestment Act of 2009 permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. For 2009, the limit in those areas is 125% of median home price for the area, but no more than $729,750. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2008.

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

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Total revenues	$851	$805	$658

Net operating income (loss)	$(330)	$167	$259
Net investment gains (losses), net of taxes and other adjustments	(38)	4	3

Total net income (loss)	$(368)	$171	$262

Total segment assets	$3,978	$3,286	$3,237

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

In the U.S., we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede an agreed portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25%. As of December 31, 2008, our total mortgage insurance risk in-force reinsured to all captive reinsurers was $3.2 billion, and the total capital held in trust for our benefit by all captive reinsurers was $1.0 billion. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. For the years ended December 31, 2008 and 2007, we recorded a reinsurance credit of $505 million and $2 million, respectively, under these captive reinsurance arrangements. We expect to reach the attachment point for reinsurance credit in 2009 for additional captive reinsurance arrangements as incurred losses continue to develop on our 2005 through 2007 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2008	2007	2006
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	55%	63%	65%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	53%	60%	63%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	20%	22%	23%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	33%	56%	58%

Bulk insurance

Under our primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under these transactions. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio. Prior to 2006, the majority of our bulk insurance business was related to loans financed by lenders who participated in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). In 2006, we increased our participation in the GSE low documentation, or Alt-A, programs and began to provide bulk insurance on lender portfolios. During 2007, we continued to provide bulk insurance on GSE Alt-A programs. Additionally, we provided bulk insurance on lender portfolios, a substantial portion of which was comprised of low loan-to-value and high Fair Isaac Company (“FICO”) score payment option adjustable rate (“POA”) loans. For additional information related to our bulk insurance, see “Item 3—Legal Proceedings.”

Pool insurance

Pool insurance generally covers the loss on a defaulted mortgage loan that either exceeds the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit on the pool. During 2005, we wrote pool insurance selectively for state housing finance agencies. In 2006, we wrote a limited amount of pool insurance on second lien mortgages, typically held in lender portfolios. These policies cover prime credit-quality second lien mortgages and typically include aggregate stop loss provisions. However, we no longer write business in the second lien mortgage market.

Underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property.

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. The higher the credit score, the lower the likelihood that a borrower will default on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2008, on a risk in-force basis, approximately 92% of our primary insurance loans had FICO credit scores of at least 620, approximately 6% had FICO credit scores between 575 and 619, and approximately 2% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. The majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted average of the expected claim rates for each individual loan that comprises the transaction.

We also provide mortgage insurance for Alt-A loans, which are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans; Interest Only loans which allow the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and POA mortgages, which typically provide four payment options that a borrower may select for the first five years of a loan.

Beginning in the second half of 2007 and through 2008, we have taken specific underwriting and risk management actions to reduce our new business risk profile, including changing prices, product levels and underwriting guidelines, to improve the performance of new business written. Our primary guideline actions during the fourth quarter of 2008 included adding incremental geographic locations to our declining market policy definition and changes in third-party loan origination guidelines, including restrictions on delegated underwriting guidelines, as well as imposing tighter underwriting guidelines on lower credit and higher loan-to-value risks. Additionally, with increased refinancing activity, we also added new restrictions on FICO and debt-to-income ratios to better manage our capital consumption from new production. We believe these underwriting and pricing actions will improve our underwriting results on these and future books of business under the anticipated economic and housing market environment, and may have an impact on our volume of new insurance written. We will continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices.

Distribution

We distribute our mortgage insurance products through our dedicated sales force throughout the U.S. This sales force primarily markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. In addition to our field sales force, we also distribute our products through a telephone sales force serving our smaller lenders, as well as through our “Action Center” which provides live phone and web chat-based support for all customer segments.

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

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans: a first mortgage with a loan- to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan.

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

International Operations

Information regarding our international operations is presented in note 21 to the consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Marketing

As we position ourselves as a specialty insurance provider, we promote and differentiate our products and services through technology, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a range of products that are designed to meet the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

We have focused our marketing approach on promoting our brand to key constituencies, including sales intermediaries, employees, investors and consumers. We seek to build recognition of our brand and maintain good relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business and in the changing economic environment, we seek to adapt and actively manage risk. We have an enterprise risk management framework that includes risk management processes relating to product development and management, business acquisitions, asset-liability management, portfolio diversification and actuarial databases and information systems. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management techniques and leveraged the benefits into a competitive advantage in distribution and management of our products as we are actively trying to mitigate risk in this changing environment.

Product development and management

Our risk management process begins with the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions require approval by our senior management team.

We use a similar process to introduce variations to existing products and to offer existing products in new markets and through new distribution channels. Product performance reviews include an analysis of the major drivers of profitability, underwriting performance and variations from expected results including an in-depth experience analysis of the product’s major risk factors. Other areas of focus include the regulatory and competitive environments and other emerging factors that may be affecting product performance.

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. In addition, in our U.S. and international mortgage insurance businesses, we also review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain competitive and consistent with our marketing and profitability objectives.

Business acquisitions

When we consider an acquisition of a new block or book of business, we use our risk management process to evaluate a business opportunity and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate risks associated with each major product line, in addition to the interest rate risk for our overall enterprise. We analyze the behavior of our liability cash flows across a wide variety of future interest rate scenarios, reflecting policy features and expected policyholder behavior. We also analyze the behavior of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to large and small changes in interest rates and enables us to manage our assets and liabilities more effectively. In addition, we have hedging programs to mitigate interest rate risk associated with our assets, liabilities and capital. We also use hedging programs to mitigate equity market risk in our variable annuity products.

Portfolio diversification

We use product new business and in-force limits to manage our risk concentrations and to manage product, business level, geographic and other risk exposures. In addition, our assets are managed within strict limitations to control credit risk and to avoid excessive concentration in our investment portfolio. We seek diversification in our investment portfolio by investing in multiple asset classes, tailored to match the cash flow characteristics of our liabilities. In the current adverse market environment, we are monitoring existing exposures and reducing our holdings, where appropriate.

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

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit scores, our proprietary mortgage scoring model, OmniScore®, and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the U.S. and Canada, OmniScore® uses the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In the U.S., OmniScore® also incorporates our assessment of the housing market in which a property is located, as evaluated with our OmniMarket model. We believe this additional mortgage data and housing market assessment significantly enhances OmniScore’s® predictive power over the life of the loan. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Operations and Technology

Service and support

We have a dedicated team of service and support personnel, supplemented by an outsourcing provider in India who provides back-office support to our sales intermediaries. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes and process management techniques.

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

We also introduced technologically advanced services to customers in our International and U.S. Mortgage Insurance segments. Advances in technology enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates to varying degrees across the jurisdictions in which we do business. Through our internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. In the U.S., we also assist in workouts through what we believe is the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers. For the years ended December 31, 2008, 2007 and 2006, we received approximately 92%, 92% and 88%, respectively, of our U.S. mortgage insurance applications electronically.

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

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. Reinsurance is also used to improve available capital and surplus, as well as capital ratios that we manage to target levels. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A++” to “A-.” Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the IPO, we entered into reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, which resulted in a significant concentration of reinsurance risk with UFLIC, whose obligations to us are secured by trust accounts as described in note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2008 and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC (1)	$14,849	A-
Riversource Life Insurance Company (2)	667	A+
Munich American Reassurance Company	275	A+
Swiss Re Life & Health America Inc.	117	A+
General Reinsurance Corporation	102	A++

(1)	Prior to our IPO, we entered into several significant reinsurance transactions with UFLIC ceding in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. See note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single-premium life insurance policies.

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers an agreed portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “Item 1—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2008, we had a reinsurance recovery of $505 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 27, 2009, our principal life insurance subsidiaries were rated by A.M. Best, S&P, Moody’s and Fitch as follows:

Company	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Genworth Life Insurance Company	A (Excellent)	A (Strong)	A1 (Good)	A- (Strong)

Genworth Life Insurance Company (Short-term rating)	Not rated	A-1 (Strong)	P-1 (Superior)	Not rated

Genworth Life and Annuity Insurance Company	A (Excellent)	A (Strong)	A1 (Good)	A- (Strong)

Genworth Life and Annuity Insurance Company (Short-term rating)	Not rated	A-1 (Strong)	P-1 (Superior)	Not rated

Genworth Life Insurance Company of New York	A (Excellent)	A (Strong)	A1 (Good)	A- (Strong)

Continental Life Insurance Company of Brentwood, Tennessee	A- (Excellent)	Not rated	Not rated	A- (Strong)

American Continental Insurance Company	A- (Excellent)	Not rated	Not rated	Not rated

As of February 27, 2009, our mortgage insurance subsidiaries were rated by S&P, Moody’s and DBRS as follows:

Company	S&P rating	Moody’s rating	DBRS
Genworth Mortgage Insurance Corporation	A+ (Strong)	Baa2 (Adequate)	Not rated
Genworth Residential Mortgage Insurance Corporation of North Carolina	A+ (Strong)	Baa2 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Pty. Ltd	AA- (Very Strong)	A1 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited	A (Strong)	Baa1 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA (Very Strong)	Not rated	AA (Superior)
Genworth Financial Assurance Corporation	Not rated	Baa2 (Adequate)	Not rated
Genworth Seguros de Credito a la Vivienda S.A. de C.V.	mxAAA	Aa1.mx	Not rated

The A.M. Best, S&P, Moody’s, Fitch and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

A.M. Best states that the “A” (Excellent) and “A-” (Excellent) ratings are assigned to those companies that have an excellent ability to meet their ongoing obligations to policyholders. The “A” (Excellent) and “A-” (Excellent) ratings are the third- and fourth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments, while an insurer rated “A” (Strong) has strong financial security characteristics. The “AA” and “A” ranges are the second- and third-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA,” “AA-,” “A+” and “A” ratings are the third-, fourth-, fifth- and sixth-highest of S&P’s 21 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments on short-term policy obligations is strong. An obligor rated “mxAAA”

has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAAA” rating is the highest enterprise credit rating assigned on S&P’s CaVal national scale.

Moody’s states that insurance companies rated “A” (Good) offer good financial security. Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security. The “A” (Good) and “Baa” (Adequate) ranges are the third- and fourth-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “A1,” “Baa1” and “Baa2” ratings are the fifth-, eight- and ninth-highest of Moody’s 21 ratings categories. Short-term rating “P-1” is the highest rating and shows superior ability for repayment of senior note short-term policyholder claims and obligations. Issuers or issues rated “Aa.mx” demonstrate very strong creditworthiness relative to other issuers in Mexico.

Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of eight financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A-” rating is the seventh-highest of Fitch’s 21 ratings categories.

DBRS states that long-term obligations rated “AA” are of superior credit quality. Given the extremely restrictive definition DBRS has for the “AAA” category, entities rated “AA” are also considered to be strong credits, typically exemplifying above-average strength in key areas of consideration and unlikely to be significantly affected by reasonably foreseeable events.

In 2008, rating agencies undertook a broad reassessment of the credit and financial strength ratings of life and mortgage insurance companies. The following list summarizes major ratings actions affecting Genworth in 2008:

•	On June 30, 2008, Moody’s downgraded the insurer financial strength (“IFS”) ratings of our mortgage insurance companies to “Aa3” from “Aa2.”

•

On September 30, 2008, following our announcement that we would examine strategic alternatives for our U.S. mortgage insurance business, Moody’s placed all of our ratings on review for possible downgrade. S&P lowered our U.S. and European mortgage insurance financial strength ratings to “AA-” from “AA.”

•

On October 3, 2008, Fitch placed all of our ratings on Rating Watch Negative following its announcement on September 29, 2008, which changed its life insurance industry outlook from stable to negative.

•	On October 21, 2008, Fitch downgraded the IFS ratings of our primary life insurance subsidiaries to “A+” from “AA-.”

•

On November 6, 2008, A.M. Best placed our ratings under review with negative implications. This follows A.M. Best’s announcement on September 18, 2008 that the life insurance industry outlook changed from stable to negative.

•

On November 7, 2008, S&P affirmed the “AA-” counterparty and financial strength ratings of our life insurance businesses and lowered our long-term counterparty credit and senior debt ratings to “A-” from “A.” The outlook on both is negative. S&P also downgraded our commercial paper rating to “A-2” from “A-1.”

•	On November 10, 2008, Moody’s downgraded the IFS ratings of our primary life insurance subsidiaries to “A1” from “Aa3.”

•	On November 20, 2008, following Genworth’s earlier request, Fitch withdrew its ratings on our U.S. and international mortgage insurance businesses and on securities issued by our holding company.

•	On December 5, 2008, S&P placed all of our U.S. mortgage insurance companies and core subsidiaries on CreditWatch with negative implications.

•	On December 17, 2008, S&P affirmed our “AA” counterparty and financial strength rating, with negative outlook, for our Australian mortgage insurance business.

•

On December 19, 2008, S&P lowered its counterparty and financial strength ratings for our U.S. mortgage insurance business to “A+” from “AA-” and the rating for our European mortgage insurance business to “A” from “AA-.” S&P plans to continue its review on our mortgage insurance businesses in the first quarter of 2009.

The following list summarizes major ratings actions affecting Genworth in 2009:

•	On February 10, 2009, Moody’s placed the ratings of our primary life insurance subsidiaries and securities issued by our holding company on review for possible downgrade.

•

On February 13, 2009, Moody’s downgraded the IFS of our U.S. mortgage insurance companies to “Baa2” from “Aa3” and our European mortgage insurance company to “Baa1” from “Aa3.” The outlook for these ratings is developing.

•	On February 17, 2009, Fitch downgraded the IFS ratings of our primary life insurance subsidiaries to “A-” from “A+.” The ratings outlook is negative.

•	On February 19, 2009, Moody’s downgraded the IFS ratings of our Australian mortgage insurance business to “A1” from “Aa3,” with a negative outlook.

•

On February 19, 2009, A.M. Best downgraded our key life insurance subsidiaries’ financial strength ratings to “A” (Excellent) from “A+” (Superior). All ratings were removed from under review with negative implications and assigned a negative outlook.

•

On February 26, 2009, S&P downgraded the IFS ratings of our life insurance subsidiaries to “A” from “AA-” and changed the outlook to stable from negative. S&P also lowered our senior debt ratings to “BBB” from “A-” and the outlook remains negative.

•	On February 27, 2009, S&P lowered the IFS ratings of our Australian mortgage insurance business to “AA-” from “AA” and changed the outlook to stable from negative.

A.M. Best, S&P, Moody’s, Fitch and DBRS review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis.

Investments

As of December 31, 2008, we had total cash, cash equivalents and invested assets of $67.9 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also hold equity securities and other invested assets, which include short-term investments, trading securities, derivatives and limited partnerships. In all cases, investments for our particular insurance company subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$32,297	47%	$39,896	54%
Private	10,574	16	15,258	21
Commercial mortgage loans	8,262	12	8,953	12
Other invested assets	7,411	11	4,676	6
Policy loans	1,834	3	1,651	2
Equity securities, available-for-sale	234	—	366	1
Cash and cash equivalents	7,328	11	3,091	4

Total cash, cash equivalents and invested assets	$67,940	100%	$73,891	100%

For a discussion of our investments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high-quality portfolio, comprised of income producing securities and other assets. Our investment strategy focuses primarily on:

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

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We monitor credit risk and continually measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through geographic, property type and product type diversification and asset allocation.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Organization

Our investment department includes trading, credit research, portfolio management, derivatives, risk management and accounting functions. Under the direction of the Investment Committee, it is responsible for establishing investment policies and strategies, reviewing asset liability management and performing asset allocation.

We use both internal and external asset managers to take advantage of specific areas of expertise in particular asset classes or to leverage country-specific investing capabilities. We manage certain asset classes for our domestic insurance operations, including public corporate securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our municipal securities, emerging markets and high yield portfolios. Management of investments for our international operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets of our lifestyle protection insurance and European, Canadian, Australian and New Zealand mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2008 and 2007, approximately 13% and 12% of our invested assets, respectively, were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 63% and 75% of total cash, cash equivalents and invested assets as of December 31, 2008 and 2007, respectively.

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

The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P). NAIC designations 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

The following tables present our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations designations and/or equivalent NAIC ratings, as well as the percentage, based upon fair value, that each designation comprises. Our non-U.S. fixed maturity securities generally are not covered by the NAIC. Certain privately placed fixed maturity securities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain securities, primarily non-U.S. securities, are not covered by the NAIC or rated by the Nationally Recognized Statistical Rating Organizations and are so designated.

		December 31,
Public fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$26,996	$24,846	77%	$31,716	$31,312	79%
2	Baa	7,250	6,111	19	6,817	6,791	17
3	Ba	1,043	844	3	1,218	1,210	3
4	B	511	381	1	536	530	1
5	Caa and lower	119	101	—	50	47	—
6	In or near default	1	1	—	6	6	—
	Not rated	14	13	—	—	—	—

	Total public fixed maturity securities	$35,934	$32,297	100%	$40,343	$39,896	100%

		December 31,
Private fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$8,053	$5,791	55%	$9,249	$8,897	58%
2	Baa	5,014	4,127	39	5,568	5,449	36
3	Ba	781	596	6	808	789	5
4	B	88	54	—	88	78	1
5	Caa and lower	4	4	—	27	26	—
6	In or near default	2	1	—	5	5	—
	Not rated	1	1	—	14	14	—

	Total private fixed maturity securities	$13,943	$10,574	100%	$15,759	$15,258	100%

		December 31,
Total fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$35,049	$30,637	71%	$40,965	$40,209	73%
2	Baa	12,264	10,238	24	12,385	12,240	22
3	Ba	1,824	1,440	4	2,026	1,999	4
4	B	599	435	1	624	608	1
5	Caa and lower	123	105	—	77	73	—
6	In or near default	3	2	—	11	11	—
	Not rated	15	14	—	14	14	—

	Total fixed maturity securities	$49,877	$42,871	100%	$56,102	$55,154	100%

Based upon fair value, public fixed maturity securities represented 75% and 72% of total fixed maturity securities as of December 31, 2008 and 2007, respectively. Private fixed maturity securities represented 25% and 28% of total fixed maturity securities as of December 31, 2008 and 2007, respectively.

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

	December 31,
	2008		2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$905	2%	$594	1%
Tax exempt	2,371	6	2,228	4
Government—non-U.S.	1,760	4	2,432	4
U.S. corporate	19,074	45	23,563	43
Corporate—non-U.S.	9,976	23	12,579	23
Mortgage-backed (1)	6,011	14	8,525	15
Asset-backed (1)	2,774	6	5,233	10

Total fixed maturity securities	$42,871	100%	$55,154	100%

(1)	As of December 31, 2008 and 2007, we had $2,937 million and $4,902 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $587 million and $1,486 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $491 million and $1,449 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index (formerly known as the Lehman Aggregate Index), as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Finance and insurance	$8,956	31%	$12,475	34%
Utilities and energy	5,900	21	6,360	18
Consumer—non-cyclical	3,475	12	4,177	11
Capital goods	2,035	7	1,953	5
Technology and communications	1,770	6	2,377	7
Industrial	1,549	5	1,740	5
Consumer—cyclical	1,496	5	2,211	6
Transportation	1,168	4	1,296	4
Other	2,701	9	3,553	10

Total	$29,050	100%	$36,142	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2008, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $2.5 billion, which was approximately 4% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2008 was $486 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. As of December 31, 2008 and 2007, we had $18 million and $125 million, respectively, of commercial mortgage loans that were held-for-sale and were stated at the lower of cost or market.

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

Selected financial information regarding our other invested assets and derivative financial instruments as of December 31, 2008 and 2007 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products, and thus our businesses, also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) state securities authorities and non-U.S. authorities regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, FINRA and similar non-U.S. authorities are the principal regulators of these operations.

The primary purpose of the Insurance Laws affecting our insurance and securities businesses, and the securities laws affecting our variable annuity insurance products, broker/dealers and advisory businesses, is to protect our policyholders, contractholders and clients, not our stockholders. These Insurance Laws are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.

Many of our distributors and institutional customers also operate in regulated environments. Changes in the regulations that affect their operations may affect our business relationships with them and their decision to distribute or purchase our subsidiaries’ products.

In addition, the Insurance Laws of our U.S. insurers’ domiciliary jurisdictions and the Insurance Laws in the U.K., Australia, Canada and in certain other jurisdictions in which we operate require that a person obtain the approval of the applicable insurance regulator prior to acquiring control of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.

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

Insurance holding company regulation

All U.S. jurisdictions in which our U.S. insurers conduct business have enacted legislation requiring each U.S. insurer (except captive insurers) in a holding company system to register with the insurance regulatory authority of its domiciliary jurisdiction and furnish that regulatory authority various information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These Insurance Laws regulate transactions between insurers and their affiliates, sometimes mandating prior notice to the regulator and/or regulatory approval. Generally, these Insurance Laws require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs. As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, any debt obligations. Our U.S. insurers’ payment of dividends or other distributions is regulated by the Insurance Laws of their respective domiciliary states, and insurers may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (if not a life insurer) during the prior calendar year.

In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurers (such as a payment under a tax sharing agreement or for employment or other services) if they determine that such payment could be adverse to our policyholders or contractholders.

The Insurance Laws of our U.S. insurers’ domiciliary jurisdictions require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or its ultimate parent entity. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.

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

Statutory examinations

Insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with insurance departments of two or three other states or jurisdictions representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2008, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.

Guaranty associations and similar arrangements

Most jurisdictions in which our U.S. insurers are licensed require those insurers to participate in guaranty associations which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against our U.S. insurers were not material to our consolidated financial statements.

Policy and contract reserve sufficiency analysis

The Insurance Laws of their domiciliary jurisdictions require our U.S. life insurers to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Reserves—Mortgage Insurance.”

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with maintaining the licensing of our U.S. insurers, to limit or restrict insurers from issuing new policies, or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in a hazardous financial condition. We seek to maintain new business and capital management strategies to support meeting related regulatory requirements. In addition, we do not believe that the current or anticipated levels of statutory surplus of our U.S. insurers present a material risk that any regulator would limit the types or values of new policies that our U.S. insurers may issue.

Risk-based capital

The NAIC has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (“RBC Model Act”) recommended to be adopted by the states. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2008, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action.

Statutory accounting principles

U.S. insurance regulators developed statutory accounting principles (“SAP”) as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions.

Due to differences in methodology between SAP and U.S. GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and which limit the proportion of investments in certain asset categories, such as non-investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.

Federal regulation

Most of our variable annuity, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. These products may also be regulated by FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “—Securities Regulation” affects investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years, and we anticipate that further proposals will arise as Congress considers broader financial regulatory reform in the wake of the current financial crisis. We cannot predict whether any such proposals will be adopted or what impact, if any, such proposals, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual increase in the federal estate tax exclusion amount, begun in 2001, which leads to a temporary repeal of the federal estate tax in 2010, has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our estate planning products, including survivorship/second-to-die life insurance policies. The federal estate tax is currently scheduled to be reinstated for estates of decedents dying after December 31, 2010, and Congress may introduce legislation in early 2009 that will prevent the federal estate tax’s scheduled temporary repeal. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends, may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products including annuities that are designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in tax years beginning after 2010, possibly positively influencing investors to buy our products, and the 2010 expiration of favorable income tax rates for dividend income could increase interest in our products.

U.K. Insurance Regulation

General

Insurance and reinsurance businesses in the U.K. are subject to close regulation by the Financial Services Authority (“FSA”), which has provided authorization to certain of our U.K. subsidiaries to effect and carry out contracts of insurance in the U.K. Insurers authorized by the FSA in the U.K. are generally able to operate throughout the European Union, subject to satisfying certain FSA requirements and, in some cases, additional local regulatory provisions. Certain of our U.K. subsidiaries operate in other European Union member states through establishment of branch offices.

Supervision

The FSA has adopted a risk-based approach to the supervision of insurers whereby it periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile, including details of remedial action the FSA requires and the likely consequences of not taking such actions. The FSA also supervises the management of insurance companies through the “approved persons” regime, which subjects to FSA approval any person appointed to perform certain specified “controlled functions” for a regulated entity.

In addition, the FSA supervises the sale of general insurance, including lifestyle protection insurance and mortgage insurance. Under FSA rules, persons involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

Solvency requirements

Under FSA rules, insurers must maintain a minimum amount of capital resources for solvency purposes at all times, the calculation of which depends on the type, amount and claims history of the insurer. Failure to maintain the required minimum amount of capital resources is one of the grounds on which the FSA may exercise its wide powers of intervention. In addition, an insurer that is part of a group is required to perform and submit to the FSA a capital resources calculation return in respect of the following:

•	The solvency capital resources available to the U.K. insurer’s European group defined by reference to the U.K. insurer’s ultimate parent company domiciled in the European Economic Area.

•	The solvency capital resources available to the U.K. insurer’s worldwide group defined by reference to the U.K. insurer’s ultimate parent company. This requirement is only a reporting requirement.

Restrictions on dividend payments

The U.K. Companies Act prohibits U.K. insurers from declaring a dividend to their stockholders unless they have “profits available for distribution,” the determination of which is based on the insurer’s audited accumulated realized profits less its accumulated realized losses.

Change of control

The acquisition of “control” of any U.K. insurer requires prior FSA approval. For these purposes, a party that “controls” a U.K. insurer includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in such insurer or its parent company, or (amongst others) is entitled to exercise or control the exercise of 10% or more of the voting power of such insurer or its parent company or is able to exercise significant influence over the management of the authorized insurance company or its parent company by virtue of its shareholding or voting power. Prior FSA approval is also required where an existing approved controller increases its “control” through certain thresholds (20%, 33% and 50%). To approve an application for acquiring such voting power or exceeding a new threshold, the FSA must be satisfied that the acquirer is a fit and proper person to have such “control” and also that the interests of consumers would not be threatened by such acquisition or increase of “control.” Failure to make the relevant prior application could result in action being taken against our U.K. subsidiaries by the FSA.

Intervention and enforcement

The FSA has extensive powers to intervene in the affairs of an insurer or authorized person and has the power, among other things, to enforce and take disciplinary measures in respect of, breaches of its rules, which includes the alteration or withdrawal of any authorizations.

Mortgage Insurance

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to writing mortgage insurance business exclusively, prohibiting our mortgage insurers from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s risk-based capital requirements but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. As of December 31, 2008, none of our U.S. mortgage insurance subsidiaries had a risk in-force to capital ratio in excess of 25:1.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years, although regulators have granted discretionary releases from time to time. The statutory contingency reserve for our U.S. mortgage insurers was approximately $1.6 billion as of December 31, 2008. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us.

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

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through Mortgage Insurance Companies of America, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Federal Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or CMHC.

We have an agreement with the Canadian government under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. The Canadian Department of Finance has informed us that they intend to review the guarantee agreement we have with the Canadian government. Although the Department of Finance originally targeted completion of the review by the end of 2008, we continue to be engaged in ongoing discussions with Department of Finance officials on this matter and no new target completion date has been announced.

The Insurance Companies Act of Canada provides that dividends may only be declared by the board of directors of the Canadian insurer and paid if there are reasonable grounds to believe that the payment of the dividend would not cause the insurer to be in violation of its minimum capital and liquidly requirements. Also, we are required to notify OSFI at least 15 days prior to the dividend payment date.

The legislative requirement in Canada to obtain mortgage insurance on high loan-to-value mortgages and the favorable capital treatment given to financial institutions because of our 90% sovereign guarantee effectively preclude these financial institutions from issuing simultaneous second mortgage products similar to those offered in the U.S.

Australia

APRA regulates all financial institutions in Australia, including life, general and mortgage insurance companies. Effective July 1, 2002, APRA provided new regulatory standards for all general insurers, including mortgage insurers. APRA’s license conditions currently require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product.

APRA also sets authorized capital levels and monitors corporate governance requirements, including our risk management strategy. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including a periodic review of outstanding insurance liabilities by an approved actuary, and a reinsurance management strategy, which outlines our use of reinsurance in Australia.

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

The new regulations also impose additional quarterly reporting obligations on mortgage insurers with respect to risk profiles and reinsurance arrangements, amend the definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for depository institutions in the event that the mortgage insurer has contractual recourse to the depository institution or a member of the depository institution’s consolidated group.

Australian company law provides that dividends may only be paid out of profits of the Australian insurer. Additionally, APRA has the power to impose restrictions on our ability to declare and pay dividends based on a number of factors, including the impact on our minimum regulatory capital ratio.

United Kingdom and Europe

The U.K. is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Our authorization to provide mortgage insurance in the U.K. enables us to offer our products in all the European Union member states, subject to certain regulatory requirements of the FSA and, in some cases, local regulatory requirements. We can provide mortgage insurance only in the classes for which we have authorization under applicable regulations and must maintain required risk and capital reserves. We are also subject to the oversight of other regulatory agencies in other countries throughout Europe where we do business. For more information about U.K. insurance regulation that affects our mortgage subsidiaries that operate in the U.K., see “—U.K. Insurance Regulation.”

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the U.S., Canada, Australia and the U.K., including Mexico, Spain, Guernsey and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Certain of our U.S. subsidiaries are investment advisers registered under the Investment Advisers Act of 1940 or applicable state securities laws. Certain of their employees are licensed as investment advisory representatives in states as required by state law. Two of our U.S. investment adviser subsidiaries manage investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some variable annuity contracts and all of our variable life insurance policies, as well as our FABNs issued by one of our U.S. subsidiaries as part of our registered notes program are registered under the Securities Act of 1933. Certain of our U.S. subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and FINRA and are further subject to applicable state and local laws.

These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, limitations on the activities in which the investment adviser or broker/dealer may engage, suspension or revocation of the investment adviser or broker/ dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states and other countries in which we provide investment advisory services, offer the products described above or conduct other securities-related activities.

Certain of our U.S. subsidiaries also sponsor and manage investment vehicles that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 apply to these investment vehicles and the securities issued by such vehicles in certain circumstances. The Investment Company Act of 1940, the Investment Advisers Act of 1940, the Securities Exchange Act of 1934 and the Securities Act of 1933, including the rules and regulations promulgated thereunder, are subject to change, which may affect our U.S. subsidiaries that sponsor and manage such investment vehicles.

The SEC, FINRA, state attorneys general, other federal offices and the New York Stock Exchange may conduct periodic examinations, in addition to special or targeted examinations of us and/or specific products. These examinations or inquiries may include, but are not necessarily limited to, product disclosures and sales issues, financial and accounting disclosure and operational issues. Often examinations are “sweep exams” whereby the regulator reviews current issues facing the financial or insurance industry as a whole.

Reverse mortgage regulation

We acquired Liberty Reverse Mortgage, Incorporated (“Liberty”), an originator of reverse mortgage loans, on October 31, 2007. In November 2008, Liberty was renamed Genworth Financial Home Equity Access, Inc. Liberty is subject to various federal and state laws and regulations including mortgage banking laws and regulations (“Mortgage Banking Laws”), as well as other federal and state laws and regulations protecting privacy and other consumer rights. Liberty is regulated by the mortgage banking departments of the states in which it is licensed, as well as the FHA with respect to loans insured through HUD.

In addition, mortgage banking authorities (including state law enforcement agencies and attorneys general) increasingly make inquiries regarding compliance with Mortgage Banking Laws and other applicable laws and regulations, and we cooperate with such inquiries and take corrective action when warranted. HUD conducts periodic, detailed examinations of the loans and business practices of issuers of reverse mortgage loans it insures.

Federal bank regulation

If we close our pending acquisition of InterBank, fsb, which is subject to federal regulation as a federal savings bank by the OTS, we will be considered to be a savings and loan holding company and will be subject to regulation as such and to periodic examination by the OTS. In addition, if our pending acquisition of InterBank, fsb closes, the Home Owners Loan Act generally would prohibit a person from acquiring control of us (and indirectly, InterBank, fsb) without prior regulatory approval.

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state and non-U.S. environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties is also an inherent risk in property ownership and operation. In addition, we hold equity interests in companies, and have made loans secured by properties, that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

ERISA considerations

We provide certain products and services to employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation which required that certain insurers have anti-money laundering compliance plans in place. We believe our plan complies with these requirements.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about the companies’ policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

In Europe, the collection and use of personal information is subject to strict regulation. The European Union’s Data Protection Directive establishes a series of privacy requirements that European Union member states are obliged to enact into their national legislation. Certain European Union countries have additional national law requirements regarding the use of private data. Other European countries that are not European Union member states have similar privacy requirements in their national laws. These requirements generally apply to all businesses, including insurance companies. In general, companies may process personal information only if consent has been obtained from the individuals concerned or if certain other conditions are met. These other requirements include the provision of notice to customers and other persons concerning how their personal information is used and disclosed, limitations on the transfer of personal information to countries outside the European Union, registration with the national privacy authorities, where applicable, and the use of appropriate information security measures against the access or use of personal information by unauthorized persons. Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Canada, Australia and other countries in which we operate.

Employees

We have approximately 6,000 full-time and part-time employees following our recent restructuring as described elsewhere in this Annual Report. We believe our employee relations are satisfactory.

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

On May 30, 2008, our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the U.S. and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Relating to Our Businesses

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

During 2008 and the beginning of 2009, the capital and credit markets experienced extreme volatility and disruption. As a result, access to capital and credit markets (including short- and long-term debt markets and equity markets) and to other available forms of financing and liquidity, including certain types of reinsurance transactions, has been significantly impaired for us and for many other companies. In the current market, our liquidity needs could increase materially and rapidly for a variety of reasons, many of which are outside of our control. For example, some of our insurance and investment products entitle holders to surrender their policies or withdraw funds prior to maturity, for any reason and on limited notice, in exchange for specified cash amounts (although these may be subject to specified withdrawal penalties). In addition, we may require additional funds to invest in our insurance subsidiaries in the event that their regulatory capital levels decline below desired levels as a result of future impairments of investment securities or other conditions, including changes in regulatory capital requirements. The principal sources of our liquidity are premiums and deposits collected from our insurance and investment products, the margin generated from in-force business, and cash flow or sales proceeds from our investment portfolio. Other key sources of liquidity and funding include a variety of short- and long-term financing instruments, including our credit facilities, reinsurance transactions, repurchase agreements and, under appropriate market conditions, commercial paper.

In the event market or other conditions have an adverse impact on our capital and liquidity needs beyond expectations and the sources outlined do not satisfy our needs, we would have to seek additional funding. Funding sources could potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio or blocks of business), the incurrence of additional debt or access to government funding programs such as TARP. In addition, funding sources could potentially include issuing equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. All such funding sources can have various impacts on income, book value and stockholders’ equity.

The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business (including investor perceptions of the likelihood that we will incur material investment losses in the future). Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice. Our access to funding may be further impaired if our credit or financial strength ratings are negatively impacted.

Current market conditions also have exerted significant downward pressure on the price of our common stock, which could impact our ability to raise capital through the issuance of additional equity related securities, or to obtain stockholder approval (if required) for the issuance of equity securities. If we were to issue equity or equity related securities, such securities could take various forms including convertible or hybrid debt, common stock, preferred stock, and/or warrants. Preferred stock would have terms that are more favorable than our common stock. Any issuance of equity securities could dilute the interests of our existing stockholders and could adversely affect the trading price of our common stock. Our subsidiaries are also subject to insurance laws and regulations, as well as other federal and state laws and regulations, which would require us to seek regulatory approval for an issuance of additional equity in certain circumstances, including if we issue material amounts of voting stock. If required, a review by insurance regulators could be time consuming and there is no assurance that approval would be granted.

Continued downturns and volatility in equity and credit markets and the global economy would materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access globally. The continued inactivity in the global capital markets and the recessionary state of many global economies have fueled uncertainty. Additionally, concerns over the availability and cost of credit, shrinking global mortgage markets, general instability of financial and other institutions have contributed to increased volatility in our business and results of operations.

Factors such as increased unemployment, lack of consumer spending, business investment, government spending, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for certain financial and insurance products may be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Domestic and international equity and credit markets have experienced heightened volatility and turmoil during 2008, with issuers that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals have had, and may continue to have, an adverse effect on us, in part because we have a large investment portfolio and also because such events can influence customer behavior. Our revenues have declined as a result of the current environment and could continue to decline in the event that there are significant additional impairments in our investment portfolio or the equity markets further erode the profitability of our retirement income products impacted by those markets.

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in these products. In addition, if the performance of the underlying mutual funds in the separate account experience downturns and volatility for a long period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from general account assets than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover deferred acquisition costs (“DAC”) on these products and could lead to additional write-offs of DAC, as well as increased hedging costs.

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

The market for fixed income instruments has experienced significantly decreased liquidity and price valuations, increased price volatility, numerous credit downgrade events and an increased probability of default. Securities that are less liquid are more difficult to value and have been hard to dispose of in the current environment. In addition, given the continuing recession, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. The economic downturn has caused significant declines in the value of our fixed maturity securities portfolio and could lead to a higher rate of defaults on our fixed-income security portfolio that could adversely affect our financial results.

As a result of market conditions, investors and lenders have retreated from many investments in asset-backed securities, including those associated with non-agency residential mortgage loans and commercial mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for U.S. Treasury instruments. This has resulted in an unfavorable liquidity environment for issuers, including Genworth, of financial instruments such as commercial paper, long-term debt and asset-backed securities. In addition, the downturn has, and will continue to have, an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight for a prolonged period, this is likely to have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Investors in certain of our institutional products have chosen to not exercise maturity extension options. Investors in certain of our institutional products that have early termination provisions may choose to elect early termination provisions in favor of investment alternatives offering higher returns or different liquidity features in light of the current or future downturns, volatility in credit markets or their own current cash needs. Because we earn a spread between interest earned and interest credited on these products, earlier-than-anticipated maturities could reduce our revenues and profitability and may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses given current market conditions or cause us to use other available sources of cash.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Credit ratings, which rating agencies publish as measures of an entity’s ability to repay its indebtedness, are important to our ability to raise capital through the issuance of debt and to the cost of such financing. See “Item 1. Business—Financial Strength Ratings” for a complete description of our current ratings.

A ratings downgrade could occur for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings (including those recently announced), the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade, could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include:

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

•	adversely affecting our ability to maintain reinsurance assumed or obtain new reinsurance or obtain it on reasonable pricing terms; and

•	increasing our cost of borrowing.

In addition, if our mortgage insurance companies’ financial strength ratings decrease below the thresholds established by Fannie Mae and Freddie Mac, we may not be able to insure mortgages purchased by Fannie Mae or Freddie Mac. Fannie Mae and Freddie Mac currently require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, both Fannie Mae and Freddie Mac advised us that they were temporarily suspending their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs and to date have not been advised that either intends to impose additional requirements upon us. As of December 31, 2008, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the U.S. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, invest up to $700 billion directly into certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Barack Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility and limited availability of credit currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

We may not be able to access any of the U.S. government’s recently adopted or future financial support programs.

The U.S. government, Federal Reserve and other governmental and regulatory bodies have recently adopted and, in the future may adopt, a variety of programs to provide financial support to companies in the face of the challenging markets. The programs are evolving rapidly and many of the important details have not yet been decided. In addition, we have filed an application with the U.S. Treasury Department to participate in its CPP under TARP. Our application is still under review and we cannot assure you that we will be approved for participation in the CPP. We continue to review our eligibility to participate in various other programs. However, we cannot predict whether we will be eligible to participate in such programs, what the terms of our participation would be or whether we would elect to participate in any programs for which we may be eligible nor can we predict the impact on the perception of our company if we are not eligible to participate in such programs.

Interest rate fluctuations could adversely affect our business and profitability.

During the second half of 2008, interest rates decreased significantly. Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have adversely affected, and will continue to adversely affect, the profitability of these products.

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

Our term life and long-term care insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates, like those we are currently experiencing, reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products.

In both the U.S. and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new mortgage insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with adjustable rate mortgages (“ARMs”) that could have the effect of increasing default rates on ARM loans and thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance business where ARMs are the predominant mortgage product. ARMs also have increased as a percentage of the U.S. mortgage loans that we insure.

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

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity and trading securities are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. During periods of market disruption, including periods of volatile asset pricing, credit-spread volatility, illiquidity and reduced transparency of market participant valuation inputs, certain of our investment securities, such as our Alt-A and sub-prime mortgage-backed securities, become difficult to value. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In these cases, valuing our investment securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal and interest payments they owe us. As of December 31, 2008, fixed maturity securities of $42.9 billion in our investment portfolio represented 63% of our total cash, cash equivalents and invested assets. The current economic downturn and severe market disruption, including but not limited to rapidly widening credit spreads and extensive illiquidity across many asset classes, has caused the fair value of our fixed maturity securities portfolio to decline. This trend, which contributed to our net loss in 2008, may continue. With the ongoing economic downturn impacting the credit quality of certain issuers or guarantors, certain of our investments have become other-than-temporarily impaired, and therefore, our results of operations and financial position have been adversely affected. As a result, we recognized $2.1 billion of impairments during 2008, including $815 million in the fourth quarter.

Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is paying its principal and interest obligations and our intent and ability to hold securities which have declined in value until recovery. The credit quality of our hybrid securities may be adversely impacted by the level and type of government support, including the risk that these institutions could be nationalized. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment charge.

We may be required to recognize additional impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses or for decreases in our market capitalization. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a non-cash expense in the current period.

For the year ended December 31, 2008, we recorded non-cash charges of $243 million, $22 million and $12 million to write-off the entire goodwill balance associated with our retirement income, U.S. mortgage insurance and institutional reporting units, respectively. We continue to evaluate current market conditions that may affect the fair value of our reporting units to assess whether any goodwill impairment exists. Continued or deteriorating adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill. See note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

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

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 and a $1.0 billion five-year revolving credit facility that matures in August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of December 31, 2008, we had borrowings of an aggregate $930 million under these facilities and we utilized $184 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due, particularly in the current market when alternative sources of credit are tight. The credit facilities contain various affirmative and negative covenants and events of default, including covenants requiring us to maintain a specified minimum consolidated net worth (as defined in the facilities), to conduct our business in certain specified ways, to comply with applicable laws and not to engage in certain fundamental changes to our business (including disposition of a business segment or assets above a certain threshold). Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated non-owner changes in stockholders’ equity, also referred to as accumulated other comprehensive income (loss), or “AOCI.” Our right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

A decline in our risk-based capital could result in a decline in our ratings, increased scrutiny by state insurance regulators and have an adverse impact on our financial condition, results of operations and prospects.

Our insurance company subsidiaries are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require our insurance subsidiaries to report their results of RBC calculations annually to the state departments of insurance and the NAIC. Changes in SAP relating to RBC calculations could adversely impact our ability to meet minimum RBC and statutory capital and surplus requirements. In addition, defaults or impairments in our investment portfolio and a decline in the results of operations of our insurance subsidiaries, like those we have experienced recently, have had an adverse impact on our RBC levels, in response to which we have contributed capital from our holding company to the life insurance subsidiaries. There can be no assurance that the life insurance subsidiaries will not need additional capital or that we will be able to provide it to maintain the targeted RBC levels to support their business operations.

The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, state supervision or seizure or liquidation. A decline in our RBC also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries, which would have an adverse impact on our ability to write new business. Certain actions by state insurance regulators or rating agencies could have a material adverse effect on our financial condition and results of operations.

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

As part of our overall risk and capacity management strategy, we have historically purchased reinsurance for certain risks underwritten by our various business segments. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as market conditions beyond our control. For example, continued volatility in the equity markets and the related impacts on asset values required to fund liabilities have materially reduced the availability of certain types of reinsurance and made it much more costly when it is available, as reinsurers have been less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient new reinsurance on acceptable terms, which could adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance.

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

Prior to the completion of our IPO, we ceded to UFLIC substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

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

Risks Relating to Our Retirement and Protection Segment

We may face losses if morbidity rates or mortality rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under long-term care insurance policies and annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected.

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

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, prior to our announced rate increase on July 26, 2007, we had not increased premiums on any in-force long-term care insurance policies issued by us. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases. We cannot predict how our existing policyholders, agents and competitors will react to our rate actions in the long-

term. In addition, these rate actions, and any future rate action we may take, could limit our ability to continue to market and sell new long-term care insurance products and our ability to retain existing policyholders, agent attrition, independent channel market share and morbidity trends may be impacted by the market/consumer perception and existing competitors’ differentiation strategy.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity or require long-term care, they will be more likely to purchase our life and long-term care insurance policies or not to permit existing policies to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they will be less likely to purchase our life and long-term care insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

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

Medical advances could also lead to new forms of preventative care. Preventative care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net income in that business.

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

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and other capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

In light of the current downturn in the credit markets, we also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a capital efficient and cost-effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

If demand for long-term care insurance either declines or remains flat, we may not be able to execute our strategy to expand our long-term care insurance business.

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 38% to approximately $630 million in

2007, according to LIMRA International, Inc. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. Our individual long-term care insurance sales and our annualized first-year premiums have remained relatively flat in recent periods. If the market for long-term care insurance continues to remain flat or declines, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

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

Our international operations generate revenues denominated in local currencies. For the years ended December 31, 2008, 2007 and 2006, 25%, 24% and 21%, respectively, of our revenues, excluding net investment gains (losses), and 116%, 43% and 35%, respectively, of our income from continuing operations, excluding net investment gains (losses), were generated by our international operations. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2008 and 2007, approximately 13% and 12%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. For example, our results for the years ended December 31, 2008 and 2007, included $20 million and $52 million, respectively, net of tax, due to the favorable impact of changes in foreign exchange rates. In addition, because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening U.S. dollar, which occurred in the fourth quarter of 2008.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.

We may face losses if unemployment rates differ significantly from our pricing expectations.

We set prices for our lifestyle protection insurance based upon expected claims and payment patterns. These expectations reflect our assumptions regarding unemployment levels. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our lifestyle protection insurance business than we had projected. Additionally, rising unemployment rates can impact a borrower’s ability to pay their mortgage, thereby increasing the likelihood that we could incur a loss in our international mortgage insurance business.

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

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with CMHC, a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the U.S., these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”

In Canada, CMHC is a sovereign entity that provides mortgage lenders with 100% capital relief from bank regulatory requirements on loans that it insures. In contrast, lenders receive only 90% capital relief on loans we insure. CMHC also operates the Canadian Mortgage Bond Program, which provides lenders the ability to efficiently guaranty and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, under current market conditions or in the future, we may be unable to compete effectively with CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders. In addition, in light of current market conditions, the increased capital relief offered by CMHC could make it difficult for us to compete with CMHC.

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

The Canadian Department of Finance has informed us that they intend to review the guarantee agreement we have with the Canadian government. Although the Department of Finance originally targeted completion of the review by the end of 2008, we continue to be engaged in ongoing discussions with Department of Finance officials on this matter and no new target completion date has been announced. Although we believe the Canadian government will preserve the guarantee in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, changes will be made to the terms of the guarantee. In the second quarter of 2008, the aggregate cap for all Canadian licensed mortgage insurers guaranteed polices was increased to CDN $250 billion, which facilitates our ongoing ability to offer mortgage insurance products under the guarantee. The failure of the Canadian government to maintain the guarantee on terms similar to the current guarantee could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. We have incorporated these adjustments into our underwriting guidelines effective October 15, 2008. These new standards have resulted in a modest reduction of mortgage originations in Canada.

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

Since the Basel II framework continues to evolve, we cannot predict the mortgage insurance benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

Risks Relating to Our U.S. Mortgage Insurance Segment

Current activities related to our review of strategic alternatives for our U.S. mortgage insurance business may negatively impact our operating results.

On September 30, 2008, we announced that we were exploring strategic alternatives regarding our U.S. mortgage insurance business, including a possible spin-off to our stockholders, to determine the optimal course for our company, our customers and our stockholders. To date, we have not made any formal decisions regarding this business and we have not identified any immediate alternatives that we find attractive or viable. Therefore, we continue to operate the business in a disciplined fashion with sound risk and capital management practices.

In the future, if we chose to divest that business, we cannot be sure that we will be able to complete a spin-off, attract interested third parties for a possible sale transaction or execute any other transaction involving this business. If a transaction were to occur, we also cannot ensure that its terms would be favorable to us or would have a material beneficial effect on our business, financial condition or results of operations. If the review of strategic alternatives continues for a significant amount of time, there are risks that customers, employees and stockholders may react negatively to the uncertainty of the process or to any decision we reach not to pursue a transaction. That negative reaction could have a material adverse effect on our business, financial condition and results of operations.

Our claims expenses and loss reserves have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continue to increase, and in some cases we expect that paid claims and loss reserves will increase.

During 2007 and 2008, we have experienced an increase in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006, 2007 and the first half of 2008. This was evident in all products across all regions of the country. This is particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest continue to experience an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as a decline in home prices.

The foregoing factors have contributed to an increase in our incurred losses and loss reserves. While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratios. As of December 31, 2008 and 2007, approximately 68% and 70%, respectively, of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

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

Certain types of mortgages have higher probabilities of claims. These include Alt-A loans, loans with an initial Interest Only payment option and other non-traditional loans that we have insured in prior years, including A minus loans and 100% loan-to-value products. Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans. Standard documentation loans include loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected delinquency rates consistent with our standard portfolio. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. A material portion of our Alt-A and Interest Only loans was written in 2005 through 2007. At the end of 2007, we began to adopt changes to our underwriting guidelines to substantially eliminate new insurance on these loans. However, the new guidelines only affect business written after those guidelines became effective. Business written before the effectiveness of those guidelines was insured in accordance with the guidelines in effect at time of the commitment, even though that business would not meet the new guidelines. Although historical information is limited, we believe that Alt-A and Interest Only loans written prior to the adoption of the new guidelines may pose a higher risk of claims due to features such as deferred amortization of the loan on an Interest Only product. If defaults on Alt-A or Interest Only or other non-traditional loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

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

Many regions throughout the U.S. have experienced an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets are reflected in our increasing delinquencies. However, we believe that there may be a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. In addition, foreclosure moratoria could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans including POAs and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business.

The conservatorship of Freddie Mac and Fannie Mae may limit the number of mortgages originated which, in turn could affect our results of operations.

Fannie Mae and Freddie Mac are the largest purchasers and guarantors of mortgage loans in the United States. Fannie Mae and Freddie Mac were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. In September 2008, the U.S. Department of the Treasury and the Federal Housing Finance Agency (“FHFA”) announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA. As a result, the number of mortgages purchased by Fannie Mae and Freddie Mac could decrease. This could result in fewer mortgages being originated and, consequently, decrease the demand for private mortgage insurance, which could have an adverse effect on our financial condition and results of operations.

In addition, the appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have an adverse effect on our financial condition and results of operations, including certain changes in business practices that could increase risk associated with mortgages we insure.

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market.

Our mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages—generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 60%, 44% and 28% for the years ended December 31, 2008, 2007 and 2006, respectively, of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. We believe the increase in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for flow private mortgage insurance during 2008. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. These provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the U.S. Fannie Mae and Freddie Mac are also subject to regulatory oversight by the HUD and the FHFA. As of December 31, 2008, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity could have an adverse effect on our financial condition and results of operations.

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

In addition, if the FHLBs reduce their purchases of mortgage loans, purchase uninsured mortgage loans or use other credit-enhancement products, this could have an adverse effect on our financial condition and results of operations.

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 85% and 76% of our U.S. gross premiums earned in each of the years ended December 31, 2008 and 2007, respectively, were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the U.S. generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 73%, 79% and 85% for the years ended December 31, 2006, 2007 and 2008, respectively. A decrease in persistency in the

U.S. generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products continue to increase.

The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:

•

originating mortgages that consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%;

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We have advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the year ended December 31, 2008, approximately 33% of our U.S. primary new risk written was subject to captive mortgage reinsurance as compared to approximately 56% for the year ended December 31, 2007. U.S. mortgage insurance premiums ceded to these reinsurers were $188 million, $164 million and $136 million for the years ended December 31, 2008, 2007 and 2006, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $505 million, $3 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

Given the recent business changes to captive reinsurance arrangements, at the end of 2008, the majority of our excess of loss captive reinsurance arrangements were in runoff with no new books of business expected to be added going forward. Additionally, throughout 2008, many lender captive reinsurers have chosen to place their captives into runoff as well. Nonetheless, we will continue to benefit from captive reinsurance on our 2005 through 2007 books of business.

We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with government-owned and government-sponsored enterprises, including the FHA and, to a lesser degree, the VA, Fannie Mae and Freddie Mac, as well as local and state housing finance agencies. Recently, there has been a significant increase in the number of loans insured by the FHA.

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

U.S. federal and state regulations affect the scope of our competitors’ operations, which has an effect on the size of the mortgage insurance market and the intensity of the competition in our mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser degree, the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. The American Recovery and Reinvestment Act of 2009 temporarily raised the FHA loan limits, in some cases up to the GSE limits, including the limits for loans in high-cost areas of the country. In addition, the HUD secretary was granted discretionary authority to raise such limits an additional $100,000. The FHA has also streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

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

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, also is subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the FHA, the Homeowners Protection Act, the Federal Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our mortgage insurance business. For example, HUD was considering a rule that would exempt certain mortgages that provide a single price for a package of settlement services from the prohibition in RESPA against payments for referrals of settlement service business. If mortgage insurance were included among the settlement services that, when offered as a package, would be exempt from this prohibition, then mortgage lenders would have greater leverage in obtaining business concessions from mortgage insurers.

In May 2002, the OTS amended its capital regulations to remove the 80% loan-to-value standard from the definition of “qualifying mortgage loan,” instead incorporating the federal Interagency Guidelines for Real Estate lending, which do not contain an explicit loan-to-value standard but provide that an institution should require credit enhancement for a loan with a loan-to-value equal to or exceeding 90%. The capital regulations assign a lower risk weight to qualifying mortgage loans than to non-qualifying loans. As a result, these amended regulations no longer penalize OTS-regulated institutions for retaining loans that have loan-to-value ratios between 80% and 90% without credit enhancements. Other regulators, including the U.S. Federal Deposit Insurance Corporation, also do not explicitly refer to a loan-to-value standard but do refer to the Interagency Guidelines.

Our U.S. mortgage insurance business could be adversely affected by legal actions under RESPA.

From time to time, lawsuits, including some that were class actions, have challenged the actions of private mortgage insurers, including our company and lenders, under RESPA. We cannot predict whether plaintiffs will institute new litigation seeking damages or relief under RESPA. In addition, U.S. federal and state officials are authorized to enforce RESPA and to seek civil and criminal penalties, and we cannot predict whether these proceedings might be brought against us or other mortgage insurers. Any such proceedings could have an adverse effect on our financial condition and results of operations.

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

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 15 years. This fixed obligation, the estimated present values of which were $358 million and $360 million as of December 31, 2008 and 2007, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2008 and 2007 was $358 million and $360 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

Risks Relating to Our Common Stock

The Board of Directors has decided to suspend dividends on our common stock until further notice.

We paid quarterly dividends on our common stock since our IPO in May 2004 until November 2008 when the Board of Directors decided to suspend the payment of dividends on our common stock to enhance our liquidity and capital position in the current challenging environment. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

Our stock price will fluctuate.

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

Stock price volatility and a decrease in our stock price could make it more difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,000 square feet. In addition, we lease approximately 669,000 square feet of office space in 44 locations throughout the U.S. We also own two buildings outside the U.S. with approximately 42,000 square feet, and we lease approximately 498,000 square feet in 72 locations outside the U.S.

Most of our leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 17 years. Our aggregate annual rental expense under all leases was $31 million during the year ended December 31, 2008.

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

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. Periodically in 2008, the Minnesota Department of Commerce requested additional information. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries.

As previously reported, in November 2006, one of our subsidiaries received a grand jury subpoena from the United States Department of Justice, Antitrust Division, and a subpoena from the SEC, each requiring the production of documents and information related to an investigation into alleged bid-rigging involving the sale of GICs to municipalities. In June 2008, the same subsidiary also received subpoenas from the Office of the Florida Attorney General and the Office of the Connecticut Attorney General, representing multiple state Attorney General offices, seeking information relating to an investigation into alleged antitrust violations involving the sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third-party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations and responding to the subpoenas.

Between March and October 2008, we and/or the same subsidiary were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary.

In December 2008, the same subsidiary was named along with several other GIC industry participants in an additional class action lawsuit alleging antitrust and other violations (including California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages: Fresno County Financing Authority v. AIG Financial Products Corp, antitrust laws relating to the sale of GICs and seeking monetary damages: County of San Diego v. Bank of America, N.A., et al. (Superior Court of Los Angeles

County, California, removed to the United States District Court for Central California); County of San Mateo v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California); and County of Contra Costa v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California).et al. (United States District Court for Eastern California). This action has been conditionally transferred by the United States Judicial Panel on Multi-District Litigation to the Southern District of New York for consolidation into In re Municipal Derivatives Antitrust Litigation. We intend to defend the cases vigorously.

Antitrust authorities in the U.K. conducted an investigation of the store card sector of the retail financial services market in the U.K. to ascertain whether there are any characteristics that restrict or distort competition in this market. As part of the investigation, the authorities also examined various insurance products sold to store cardholders. These products include payment protection insurance, purchase protection and price protection. In March 2006, the U.K. antitrust authorities published their final report in which they concluded that there are features in the store card sector that have had an adverse effect on competition. The remedies required by the antitrust authorities relating to the various insurance products sold to store cardholders, including a requirement that the store card sector of the retail financial services market in the U.K. offer payment protection insurance separately from other elements of store card insurance, have been in place since March 2007. We cannot predict the effect that the remedies required by the antitrust authorities may have on the store card sector in the U.K. and the sale of insurance products linked to store cards, the wider payment protection insurance sector in the U.K. or our lifestyle protection business in the U.K.

The U.K. antitrust authorities are also conducting a review of the payment protection insurance sector. In October 2006, the antitrust authorities published their provisional findings, which concluded that there are features of the lifestyle protection insurance market, which may be adversely affecting competition. In February 2007, the antitrust authorities announced that a further and more thorough investigation of the lifestyle protection insurance market is being undertaken. In January 2009, the antitrust authorities issued their final reporting including the remedies to address the antitrust issues identified in their findings. It is currently anticipated that the remedies will be implemented during 2010. Also in the U.K., the FSA conducted an industry-wide review of payment protection insurance products in 2005 and issued a report that was critical of some of the sales methods used by distributors of payment protection insurance products. Our U.K. lifestyle protection insurance business only acts as an underwriter of payment protection insurance products. The FSA in 2006, 2007 and 2008 completed further reviews of payment protection insurance products. Although the FSA concluded that there have been improvements since 2005, the FSA identified a number of areas of concern, in particular relating to sales practices. We cannot predict the effect these investigations may have on the wider payment protection insurance sector in the U.K. or on our lifestyle protection business in the U.K.

In August 2008, one of our subsidiaries, Genworth Life Insurance Company, received an industry-wide Civil Investigative Demand (“CID”) from the Texas Attorney General’s Office seeking documents relating to our long-term care insurance business in Texas. We are cooperating with the Texas Attorney General’s Office in responding to the CID.

As previously reported, in June 2008, one of our U.S. mortgage insurance subsidiaries filed an arbitration proceeding regarding five bulk transactions insuring a lender’s POA loans seeking a declaration of Genworth’s right to rescind coverage. In December 2008, our mortgage insurance subsidiary invoked its rights and rescinded these bulk policies, reflecting approximately $538 million of risk in-force, and thereafter amended its arbitration demand accordingly. In the amended arbitration demand, our mortgage insurance subsidiary alleges, inter alia, that the lender breached material warranties, breached contractual obligations, committed negligence, made material misrepresentations concerning its underwriting practices, concealed material facts regarding its underwriting practices, and fraudulently induced the issuance of mortgage insurance policies. The amended demand seeks, inter alia, restitution of all amounts paid under the bulk policies, consequential damages, a declaration approving the rescission of the bulk policies, and other relief as may be appropriate. Also in December 2008, the lender filed a counterclaim against our mortgage insurance subsidiary alleging, inter alia, breach of contract, breach of duty of good faith and fair dealing, bad faith denial of coverage, and equitable estoppel. The lender seeks, inter alia, compensatory damages, punitive damages, a declaration that the rescinded bulk insurance policies are valid in-force policies, and other relief as may be appropriate. We intend to prosecute our claims and defend the counterclaims vigorously.

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

Market for Common Stock

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, for the periods indicated:

	High	Low
2008
First Quarter	$25.57	$19.75
Second Quarter	$24.88	$17.69
Third Quarter	$19.99	$3.51
Fourth Quarter	$8.50	$0.70

	High	Low
2007
First Quarter	$37.16	$33.69
Second Quarter	$37.00	$34.05
Third Quarter	$35.43	$26.50
Fourth Quarter	$32.33	$23.26

As of February 13, 2009, we had 206 holders of record of our Class A Common Stock.

Common Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

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

	May 25, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Genworth Financial	$100.00	$138.83	$179.47	$179.17	$134.89	$15.86
S&P 500 Insurance Index	$100.00	$101.52	$115.84	$133.69	$118.87	$49.26
S&P 500®	$100.00	$110.05	$115.46	$128.47	$140.00	$88.21

Dividends

In the first, second and third quarters of 2008, we declared common stock dividends of $0.10 per share, or $43 million, $44 million and $43 million, respectively, which were paid in the second, third and fourth quarters of 2008, respectively. In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend the payment of dividends on our common stock and suspend repurchases of our common stock under our stock repurchase program indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and net income, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock. The resumption of our stock repurchase program will also be at the discretion of our Board of Directors and will depend on similar factors.

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

Issuer Purchases of Equity Securities

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program indefinitely. Therefore, there were no repurchases during the fourth quarter of 2008. As of December 31, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

Item 6.	Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to changes in accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007, and share-based payments and pension and other postretirement plan obligations in 2006), which are included in “Item 8—Financial Statements and Supplementary Data.”

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements, which have been prepared as if Genworth had been in existence throughout all periods. Our consolidated financial statements include, for all periods, the insurance businesses that we acquired from GE subsidiaries in connection with our corporate formation on May 24, 2004. Until the corporate formation, our financial statements also included the businesses that were owned by GE Financial Assurance Holdings, Inc. (“GEFAHI”) but not transferred to us in connection with our corporate formation.

	Years ended December 31,
(Amounts in millions, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statements of Income Information
Revenues:
Premiums	$6,777	$6,330	$5,802	$5,638	$5,936
Net investment income	3,730	4,135	3,787	3,489	3,600
Net investment gains (losses)	(1,709)	(332)	(69)	(1)	27
Insurance and investment product fees and other	1,150	992	765	660	804

Total revenues	9,948	11,125	10,285	9,786	10,367

Benefits and expenses:
Benefits and operating expenses	10,420	9,038	8,068	7,748	8,566
Interest expense	470	481	364	293	217

Total benefits and expenses	10,890	9,519	8,432	8,041	8,783

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(942)	1,606	1,853	1,745	1,584
Provision (benefit) for income taxes	(370)	452	570	559	475

Income (loss) from continuing operations before cumulative effect of accounting change	$(572)	$1,154	$1,283	$1,186	$1,109

Earnings (loss) from continuing operations per common share (1):
Basic	$(1.32)	$2.62	$2.81	$2.50	$2.27

Diluted	$(1.32)	$2.58	$2.73	$2.45	$2.26

Shares outstanding (1):
Basic	433.2	439.7	455.9	475.3	489.5

Diluted (2)	433.2	447.6	469.4	484.6	490.5

Cash dividends declared per common share (3)	$0.30	$0.38	$0.33	$0.28	$0.13

	Years ended December 31,
(Amounts in millions)	2008	2007	2006	2005	2004
Selected Segment Information
Total revenues:
Retirement and Protection	$6,170	$7,559	$7,365	$6,882	$7,190
International	2,907	2,689	2,144	2,103	2,083
U.S. Mortgage Insurance	851	805	658	607	609
Affinity (4)	—	—	—	—	218
Corporate and Other	20	72	118	194	267

Total	$9,948	$11,125	$10,285	$9,786	$10,367

Income (loss) from continuing operations before cumulative effect of accounting change:
Retirement and Protection	$(620)	$565	$673	$694	$570
International	608	580	469	359	285
U.S. Mortgage Insurance	(368)	171	262	238	224
Affinity (4)	—	—	—	—	(14)
Corporate and Other	(192)	(162)	(121)	(105)	44

Total	$(572)	$1,154	$1,283	$1,186	$1,109

Consolidated Balance Sheet Information
Total investments	$60,612	$70,800	$68,573	$66,020	$64,307
All other assets (5)	46,777	43,515	40,316	37,692	37,728
Assets associated with discontinued operations	—	—	1,982	1,942	1,843

Total assets	$107,389	$114,315	$110,871	$105,654	$103,878

Policyholder liabilities	$73,291	$72,977	$70,793	$69,716	$67,652
Non-recourse funding obligations	3,455	3,455	2,765	1,400	900
Short-term borrowings	1,133	200	199	152	559
Long-term borrowings	4,261	3,903	4,021	3,436	3,142
All other liabilities	16,323	20,302	18,340	16,239	17,453
Liabilities associated with discontinued operations	—	—	1,423	1,401	1,306

Total liabilities	$98,463	$100,837	$97,541	$92,344	$91,012

Accumulated other comprehensive income (loss)	$(3,062)	$727	$1,157	$1,404	$1,608
Total stockholders’ equity	$8,926	$13,478	$13,330	$13,310	$12,866

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$6,436	$6,597	$7,234	$6,672	$6,439
Asset valuation reserve (8)	$320	$430	$439	$416	$427

(1)	Basic and diluted earnings from continuing operations per common share were calculated by dividing income from continuing operations for the years ended December 31, 2008, 2007, 2006 and 2005 by 433.2 million, 439.7 million, 455.9 million and 475.3 million weighted average basic shares outstanding, respectively, and by 433.2 million, 447.6 million, 469.4 million and 484.6 million weighted average diluted shares outstanding, respectively. Weighted average shares outstanding for the year ended December 31, 2004 were determined as if our reorganization had occurred at the beginning of the year. The number of shares used in our calculation of diluted earnings per common share in 2004, 2005, 2006 and 2007 was affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, restricted stock units and stock appreciation rights and was calculated using the treasury method.
(2)	As a result of our net loss for the year ended December 31, 2008, we were required under Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, to use basic weighted average common shares outstanding in the calculation of the 2008 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.7 million would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 434.9 million.

(3)	Following the completion of the IPO, we declared quarterly dividends of $0.065 per common share in the third and fourth quarters of 2004 and first and second quarters of 2005. We declared quarterly dividends of $0.075 per common share in the third and fourth quarters of 2005 and first and second quarter of 2006. During the third quarter of 2006, we increased the quarterly dividend 20% and declared dividends of $0.09 per common share in the third and fourth quarters of 2006 and the first and second quarters of 2007. During the third quarter of 2007, we increased the quarterly dividend 11% and declared dividends of $0.10 per common share in the third and fourth quarters of 2007 and the first, second and third quarters of 2008. In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. Therefore, no dividends were declared in the fourth quarter of 2008.
(4)	Reflects the results of businesses that were owned by GEFAHI but were not transferred to us in connection with our corporate formation, including (a) the partnership marketing group business, (b) an institutional asset management business and (c) several other small businesses that were not part of our core ongoing business.
(5)	Prior to the completion of the IPO, we entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Information from Annual Statements of our U.S. insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. It also includes the statutory capital and surplus of our discontinued operations for the years ended December 31, 2006, 2005 and 2004. In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed one of our life insurance subsidiaries to amend their 2007 statutory annual statement filing to reflect a revision to statutory survivorship universal life insurance reserves. The 2007 amount has been revised to reflect the amended capital and surplus.
(8)	Includes the asset valuation reserve of our discontinued operations for the years ended December 31, 2006, 2005 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our retirement income and wealth management products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Most of our variable annuities include a GMDB. Some of our group and individual variable annuity products include guaranteed minimum benefit features such as GMWB and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, FABNs and GICs. For the year ended December 31, 2008, our Retirement and Protection segment’s net loss was $620 million and net operating income was $301 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. We primarily offer products in the flow market. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2008, our International segment’s net income and net operating income were $608 million and $633 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2008, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $368 million and $330 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the year ended December 31, 2008, Corporate and Other activities had a loss from continuing operations and a net operating loss of $192 million and $135 million, respectively.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements. Our consolidated financial statements included our group life and health insurance business that was presented in our consolidated financial statements as discontinued operations until sold in May 2007. See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for further discussion of our discontinued operations.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement and Protection. The revenues in our Retirement and Protection segment consist primarily of:

•

net premiums earned on individual term life insurance, individual and group long-term care insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•

insurance and investment product fees and other, including surrender charges, mortality and expense risk charges, primarily from variable annuity and universal life insurance policies, management fees and commissions from wealth management products, and other administrative charges.

•	International. The revenues in our International segment consist primarily of:

•	net premiums earned on international mortgage and lifestyle protection insurance policies;

•	net investment income and net investment gains (losses) on the separate investment portfolio held by our international mortgage and lifestyle protection insurance businesses; and

•	insurance and investment product fees and other, primarily third-party administration fees from our lifestyle protection insurance business.

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies and premiums assumed through our inter-segment reinsurance and capital maintenance agreement with our international mortgage insurance business;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of:

•	net premiums, insurance and investment product fees, income from non-core businesses and eliminations of inter-segment transactions; and

•	unallocated net investment income and net investment gains (losses).

We allocate net investment gains (losses) from Corporate and Other to our Retirement and Protection segment using an approach based principally upon the investment portfolios established to support the segment’s products and targeted capital levels. We do not allocate net investment gains (losses) from Corporate and Other to our International or U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment results, respectively.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•

acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets;

•	goodwill impairment charges;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using a methodology that includes allocated capital.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales and revenue growth and trends in profitability of our businesses. Global economic and financial market conditions deteriorated throughout 2008 and have continued to deteriorate in early 2009. Concerns over inflation, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. This has resulted in declining asset prices, lower interest rates, rating agency downgrades and increases in loan delinquency rates.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. This is evident in the slow down of mortgage originations and consumer lending. We have experienced, and may continue to experience, an elevated incidence of claims in our U.S. and international mortgage and lifestyle protection insurance businesses. In addition, we may experience an increase in lapses or surrenders of policies in our life and long-term care insurance businesses given our policyholders’ cash needs. Other factors such as government spending, the volatility and strength of the capital markets, and inflation also affect the business and economic environment. Ultimately, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have tightened underwriting guidelines, increased pricing in targeted markets and products and reduced mortgage insurance exposures in key parts of the U.S. and Europe. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. We have discontinued and may continue to discontinue offering products that no longer meet our risk and return criteria. We are also seeking to enhance our capital and liquidity as discussed under “—Liquidity and Capital Resources.”

In October 2008, the EESA was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to

$700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Barack Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crises. These include various mortgage restructuring programs under consideration or implemented by the GSEs, lenders and U.S. government. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

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

In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities, including those associated with non-agency residential mortgage loans and commercial mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

As economic conditions have deteriorated, lending criteria have tightened and interbank lending has become negatively impacted, resulting in significant declines in transaction volumes across most asset classes. It is difficult to determine how long these conditions will continue or, when they do begin to improve, how long it will take for market conditions to return to historically normal levels.

These credit market conditions contributed to an increase in net unrealized investment losses since December 31, 2007 of $6.1 billion, before tax and other offsets, in our $42.9 billion investment portfolio of fixed maturity securities reflecting the conditions discussed above. As a result of the economic downturn in 2008, we have seen an increase in corporate bankruptcies, financial restructurings and the number of companies defaulting on their debt obligations and a decline in the performance of collateral underlying certain structured securities. These defaults and other performance factors resulting in declines in the value of our investment portfolio have contributed to $2.1 billion of impairments in 2008, including $815 million recorded in the fourth quarter. During 2008, in some cases, the combined shift in rating, valuations and outlook for certain securities has resulted in a change in intent of whether to hold these securities to recovery of value. As a result of the challenging market conditions and expected further weakening in the economic environment, we expect to see further volatility in the valuation of these investments, as well as the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities. Although these economic conditions negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform and default rates remain at historically low levels for many of the impacted asset classes.

We also believe, however, that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and certain asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment impacted our ability to issue commercial paper during the second half of 2008. On October 7, 2008, the Federal Reserve Board announced details regarding the Commercial Paper Funding Facility (“CPFF”), including that it would begin funding purchases of commercial paper on October 27, 2008. The CPFF was intended to improve liquidity in short-term funding markets and, thereby, increase the availability of credit for businesses and households. In October 2008, we were approved and participated in the CPFF. However, as a result of the downgrade of our holding company, we subsequently became ineligible to sell commercial paper to the facility. The outstanding commercial paper was held by CPFF until maturity and was fully repaid in February 2009.

See additional trends related to volatile credit markets in “—Trends and conditions affecting our segments.”

Trends and conditions affecting our segments

Retirement and Protection

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. Growth in the asset management industry has slowed in the current market environment. The volatility in the equity markets has negatively impacted our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. If the current market conditions continue, we expect to see further negative performance in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends on many factors, including product features, ratings and competitive strength. We strive to maintain a competitive position by providing product features such as current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products that provide a guaranteed death or living benefit to the consumer while enabling us to actively manage our risk exposure.

Over the past several years, we have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement planning shifting to the individual. We believe this trend supports long-term demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance.

During the second half of 2008, we experienced lower variable annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty. In addition, although we experienced higher fixed annuity sales in the third quarter of 2008 and the beginning of the fourth quarter 2008, we started to see a decline in fixed annuity sales during December 2008. Due to recent adverse market conditions, our results and ratings downgrades, certain firms have elected to suspend sales of fixed and variable annuity products issued by one or more of our subsidiaries. In addition, we have scaled back certain product features and reduced sales personnel supporting certain product lines due to the adverse market conditions and future risk, profitability and capital considerations. Such suspensions and company actions may have a material impact on our ability to generate new sales in these product lines. Current market pressures are also increasing our expected claim costs, the costs and effectiveness of our hedging programs and the level of capital we may need to support these products.

We believe there may be further declines in equity markets and increased equity market volatility which will continue to negatively impact the costs and effectiveness of our hedging programs. Additionally, the significant declines and increased volatility in the equity markets have negatively impacted our results during the second half of 2008 through accelerated DAC amortization and increased reserves. Market volatility has continued into early 2009. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will negatively impact our results of operations.

In response to the declines in equity markets, we will continue offering annuity products with living benefit features, such as those described above; however, certain product features will be scaled back to reduce risk. We do not believe that this will impact our competitive position as we believe these benefits will still be attractive to the consumer within our target markets.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. As a result of market turmoil and investors’ need for higher yields, credit quality and/or greater liquidity, we have seen reduced sales across these product lines. We do not anticipate writing new institutional business in the current market environment.

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distributor and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We anticipate this trend will continue as we maintain our pricing discipline and focus on middle market term life insurance sales. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we have built out our universal life insurance capabilities with an emphasis on middle market consumers.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions adversely affected the availability of securitization transactions and created the need for us to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private financing transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Our sales growth over the past year reflects the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we continued to experience sales growth in our Medicare supplement insurance and have expanded our product offerings to include linked-benefits products. The impact of lower termination rates, in particular lapse rates, on older issued policies, some with expiring reinsurance coverage, are causing higher benefits and other changes in policy reserves, resulting in lower net operating income for older blocks of business. In addition, the continued low interest rate environment may negatively impact our net operating income. In response to these trends, we intend to continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute investment strategies and, if appropriate, consider other actions to improve profitability of the overall block. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases. The rate increase has now been approved in 43 states.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. We have seen a slowdown in mortgage origination and home price appreciation levels in Canada and Australia. In addition, in many European countries, we have seen significant declines in housing markets. For example, we believe the increase in unemployment and the deteriorating economic environment in Spain, Ireland and the U.K. have resulted in home price declines, as well as lower mortgage insurance origination volume. Other international housing markets are experiencing similar developments as economic conditions worsen. As a result of these economic trends and slowing mortgage origination volume, we anticipate declining levels of new insurance written, which will adversely impact the growth of our revenues.

Canada and Australia comprise approximately 95% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 64% as of December 31, 2008. In these markets, our international mortgage insurance business has expanded with favorable operating results; however, we expect higher loss levels as recent books of insurance in-force season in a period of higher unemployment and low or declining home price appreciation. High-risk lending practices such as sub-prime and 100% loan-to-value lending are far less common in international markets than in the United States, and there is significantly less reliance on capital market funding for liquidity needs. We have also taken steps to tighten our underwriting requirements, increase prices in targeted areas or products and improve loss mitigation strategies in light of the slowing housing markets. We expect that our established international mortgage insurance business in Canada and Australia will contribute the majority of total revenues and profits of this business. As global economies continue to slow, entry into and growth in developing international markets will be selective and we may withdraw from certain markets.

In Canada, government actions such as reductions in interest rates and the expansion of the Canadian Mortgage Bond Program and the establishment of a $75.0 billion mortgage purchase program have helped mitigate the impact of the economic slowdown in the Canadian housing market. In Australia, government actions were taken in the second half of the year, such as providing aid to first-time home buyers and several interest rate cuts, to help offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment. Interest rate cuts in Australia have continued into 2009 and the Australian government has announced it will continue to take action to stimulate the slowing economy. In both Australia and Canada, the government has established temporary liquidity facilities to purchase residential mortgage-backed securities directly from lenders.

As a result of the expansion of our international mortgage insurance business in recent years, as of December 31, 2008, approximately 55% of our international risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. We expect our loss experience on these loans will increase as these books of business continue to mature. As a result of slowing economic environments, we are anticipating increased losses in our international mortgage insurance businesses, particularly in the more recent vintages. These books of business, which have been some of our largest, will continue to mature in slowing economies which we expect may give rise to further increases in earned premiums and losses over the next two to three years. Our loss estimates are inherently subject to variation. Variations we consider reasonably likely to occur could include an increase in projected losses for our international mortgage insurance businesses of between 25% and 35% over the next three-year period. If changes at these levels were to occur, operating results could be negatively impacted by approximately $190 million to approximately $270 million over this same period based on the current foreign exchange rates. The potential for either additional adverse loss development or favorable loss development exists, which could further impact our business underwriting margins.

Lifestyle protection insurance. Growth of our lifestyle protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration and the number of countries and markets we enter. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. In the fourth quarter of 2008, sales decreased primarily as a result of slowing economies, as well as a decline in consumer lending in the U.K., Ireland and Spain. We also had lower single premium sales related in part to early adoption of expected regulations of sales practices in the U.K. In the U.K, we also saw generally lower lending levels by banks and financial institutions as lenders struggle in the slowing economy. Depending on the severity and length of these trends, we may experience additional sales declines.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rate trends, home price trends, mortgage origination volume and practices and product mix as well as the levels and aging of mortgage delinquencies including seasonal trends. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weakening global economy.

We expect the current slowdown along with further declines in the U.S. housing market to continue for the foreseeable future. Home price appreciation remains negative in the majority of U.S. markets. We also expect unemployment levels to further increase as the U.S. economy continues to slow into 2009 and beyond. In addition, delinquency and foreclosure levels remain high which contributed to the increased housing supply levels and have further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is adversely affecting the performance of our entire portfolio across all product lines in all markets, but with particular impact in certain states and product types. We anticipate that the difficult conditions in the financial markets are not likely to improve in the near future and ongoing volatility in these markets is likely.

The foregoing factors continue to contribute to an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. These trends are evident in all products across all regions of the country. This is particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest, particularly Illinois and Minnesota, continue to experience an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing market contributed to our increasing delinquencies. However, we believe that there may be a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go through foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans including POAs and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business. We are also seeing evidence of a slowdown in the cure rate of delinquent loans resulting from the worsening economic conditions. As housing inventories rise, home values decline and credit liquidity tightens, the ability to cure a delinquent loan is more difficult to achieve. Currently, there are numerous proposals related to the U.S. housing market under consideration by the U.S. government, GSEs and various lenders, which if approved, may help us mitigate losses on loans we insure. Consequently, we are actively exploring ways to engage in and support these various programs.

While over 90% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratio. As of December 31, 2008, approximately 68% of our U.S. risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. Our 2005, 2006 and 2007 books of business are experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. An increase of 5% in these expected losses over a three-year period ending December 31, 2011, would result in a decrease of after-tax income of approximately $90 million. This amount does not include additional reinsurance recoveries that could occur from our captive reinsurance arrangements. However, more adverse variation could result in additional negative impacts while favorable variations would result in improved margins. We expect future sales of mortgage insurance to reduce the likelihood of these adverse variations. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

Primary insurance in-force increased to $162.5 billion as of December 31, 2008, which represented a 3% increase as compared to December 31, 2007. In addition, net earned premiums have grown from $615 million for the year ended December 31, 2007 to $740 million for the year ended December 31, 2008. These increases in primary insurance in-force and net earned premiums reflect an increase in our flow product writings as a result of increased demand for private mortgage insurance driven by growth in the conventional conforming mortgage market and a credit environment that causes investors to value mortgage insurance, as well as higher levels of persistency. We believe the private mortgage insurance penetration rate has increased from approximately 6% in 2006 to approximately 13% in 2008. However, we expect that weakness in housing markets and the lack of liquidity in the general credit markets will result in a smaller mortgage origination market in 2009. This trend, together with the growth in the FHA originations, may offset the increase in demand for private mortgage insurance to some extent. Despite the moderate mortgage insurance penetration rate, the mortgage insurance market size was driven down by lack of liquidity, tight underwriting guidelines and low consumer confidence. The market size in the fourth quarter of 2008 was the lowest since the first quarter of 1992.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders in exchange for an agreed upon level of loss coverage if losses develop through specified threshold levels. For the year ended December 31, 2008, we recorded a reinsurance recovery of $505 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements, primarily related to the 2005, 2006 and 2007 books of business. We expect to record additional reinsurance recoveries in 2009 under these and other captive reinsurance arrangements as incurred losses display accelerated development on our books of business, particularly those of 2005, 2006 and 2007. In 2008, we saw worsening and early loss development trends, particularly for the 2006 and 2007 book years. If these trends continue over multiple years and are combined with further adverse development in home price appreciation and unemployment levels, coupled with limited borrower refinancing options and a reduction in delinquency cures, which impact both frequency and severity of claims, we have exhausted and could further exhaust captive reinsurance tiers for certain individual captive lenders on certain book years or exhaust trust assets. Once the captive reinsurance or trust assets are exhausted, or if required funds in trust are no longer sufficient for payment of claims, we would be responsible for any additional losses incurred. In October 2008, we announced that we will no longer participate in excess loss of captive reinsurance transactions as of January 1, 2009 and that we will only consider participation in quota share reinsurance arrangements. Given the recent business changes to captive reinsurance arrangements, at the end of 2008, the majority of our excess of loss captive reinsurance arrangements were in runoff with no new books of business being added going forward. Additionally, throughout 2008, many lender captive reinsurers have chosen to place their captives in runoff as well. Nonetheless, we will continue to benefit from captive reinsurance on our 2005 through 2007 books of business.

We have taken various actions to reduce our new business risk profile including underwriting guideline and pricing changes. In the second quarter of 2008, we announced a rate increase of approximately 20% on average for our flow product. We have also reduced maximum loan-to-value ratios with a particular focus on constraining loan-to-value levels in specified declining markets and, in some cases, have exited certain product lines. The number of identified declining markets has increased from 178 in the third quarter of 2008 to 271 to date. During the second half of 2008, these changes have eliminated virtually all new insurance of A minus, Alt-A and 100% loan-to-value products.

Our level of market penetration and eventual market size could also be affected by any actions taken by the GSEs or the FHA. The Housing and Economic Recovery Act of 2008 was enacted in July 2008. This legislation provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac are the largest purchasers and guarantors of mortgage loans in the United States. Fannie Mae and Freddie Mac were created by Congressional charter to ensure that mortgage lenders have sufficient funds to continue to finance home purchases. On September 7, 2008, the U.S. Department of the Treasury and the FHFA placed Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA. As a result, the number of mortgages purchased by Fannie Mae and Freddie Mac could decrease. This could result in fewer mortgages being originated and, consequently, decrease the demand for private mortgage insurance, which could have an adverse effect on our financial condition and results of operations.

In addition, the appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement.

On September 30, 2008, we announced that we were exploring strategic alternatives regarding our U.S. mortgage insurance business, including a possible spin-off to our stockholders, to determine the optimal course for our company, our customers and our stockholders. To date, we have not made any formal decisions regarding this business and we have not identified any immediate alternatives that we find attractive or viable. Therefore, we continue to operate the business in a disciplined fashion with sound risk and capital management practices.

Arrangements with GE

GE historically has provided a variety of products and services to us, and we have provided various products and services to GE. In connection with the IPO, we entered into a transition services agreement and various other agreements with GE that, together with a number of agreements that were in effect before the IPO, govern the relationship between GE and us. Many of these agreements were intended to provide for our transition to a stand-alone company following the IPO. As of December 31, 2006, we no longer utilized any significant services from GE, although we continued to be a party to the following significant financial arrangements as noted below:

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

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices or discounting expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

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

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$35,878	$—	$30,647	$5,231
Priced via indicative market prices	846	—	—	846
Priced via internally developed models	6,147	—	1,664	4,483

Total fixed maturity securities	$42,871	$—	$32,311	$10,560

The fair value of equity securities is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

Other-than-temporary impairments on available-for-sale securities. We regularly review our investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and cost or amortized cost basis of the security.

The evaluation of impairments is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period net income (loss). The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than- temporarily impaired when management concludes it is probable that we will not receive timely payment of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is charged against net income (loss) in the proper period. As part of our review process, the duration and severity of a decline in individual security values and credit risk characteristics are regularly monitored as potential impairment indicators. For all investments, with particular focus on those with impairment indicators, we assess market conditions, macroeconomic factors and industry developments in addition to investment-specific metrics in performing a credit assessment on the impacted investments.

In its letter to the Financial Accounting Standards Board (“FASB”) dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of a deterioration in credit of the issuer as of the balance sheet date. The majority of our hybrid securities are with foreign financial institutions and virtually all retain a credit rating of investment grade. Despite their high credit quality, fair value of these securities remains depressed due to uncertainty surrounding the level and type of government support including the risk that these institutions could be nationalized.

Through the first three quarters of 2008, for certain securitized financial assets with contractual cash flows, including mortgage-backed and asset-backed securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets, required that we use current information to periodically update our best estimate of cash flows that a market participant would use in determining the current fair value of the security. Effective October 1, 2008, FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, revised this requirement such that we use all available information to produce our best estimate of cash flows without regard to what a market participant would use to determine the current fair value. Under both models, when the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate that is unrelated to simple changes in interest rates when considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

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

Deferred acquisition costs. DAC represents costs that vary with, and are primarily related to, the sale and issuance of our insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

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

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2008, 2007 and 2006, key assumptions were unlocked in our Retirement and Protection segment to reflect our current expectation of future investment spreads and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2008, 2007 and 2006, key assumptions were unlocked in our international and U.S. mortgage insurance products to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2008	2007	2006
Retirement and Protection	$17	$6	$5
International	4	2	4
U.S. Mortgage Insurance	14	2	(2)

Total	$35	$10	$7

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to the expected return over a three- to five-year period. The assumed returns over this reversion to the expected return period are limited to the 85th percentile of historical market performance.

We regularly review DAC to determine if it is recoverable from future income. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Based on management’s current assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business were not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

The fourth quarter of 2008 loss recognition testing of our fee-based products in retirement income business resulted in an increase in amortization of DAC of $55 million reflecting unfavorable equity markets performance.

As of December 31, 2008, we believe all of our other businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. Continued equity market declines could result in additional losses in our variable annuity products and associated hedging program which could lead to further write-offs of DAC.

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

As of December 31, 2008, we believe all of our businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2008, 2007 and 2006, there were no charges to income as a result of our PVFP recoverability or loss recognition testing.

Valuation of goodwill. Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Subsequent to acquisition, goodwill could become impaired if the fair value of a reporting unit as a whole were to decline below the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses.

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

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either: operating income or statutory distributable income, depending on the reporting unit being valued.

For the operating income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions in the operating income model include: income projections, including the underlying assumptions; discount rate; and terminal growth rate.

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions included in the statutory distributable income model include: required capital levels; income projections including the underlying assumptions; discount rate; new business projection period; and new business production growth.

The cash flows used to determine fair value are dependent on a number of significant assumptions based on our historical experience, our expectations of future performance and expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In considering our 2008 stock price, which was lower than our book value per share as of December 31, 2008, we noted there are several reasons that would result in our market capitalization being lower than the fair value of our reporting units that are tested for goodwill impairment. The inputs that are reflected in our stock price that would not be reflected in the valuation of our reporting units with goodwill include: any anticipated potential equity dilution; negative market sentiment, or very low valuations, associated with certain reporting units that no longer have goodwill; and increased risk premium for the enterprise exposure to the U.S. residential housing market, in terms of both mortgage insurance and residential mortgage-backed securities, for reporting units that no longer have goodwill. For businesses that do not have goodwill and are not subject to goodwill impairment testing, we estimate the values for those businesses when reconciling to our market capitalization. Additionally, we also consider the negative value that would be associated with corporate debt, which would be subtracted from the fair value of our businesses to calculate the total value attributed to equity holders. We then compare the total value attributed to equity holders to our market capitalization. In reviewing the reasonableness of our reporting unit valuations, we reviewed the factors noted above along with other factors and concluded that the fair values of our reporting units subject to goodwill impairment testing were reasonable.

During 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. Additionally, as a result of changes in the market environment during the second half of 2008, we performed impairment analyses as of September 30 and December 31. As a result of our analyses, we recorded goodwill impairments related to our U.S. mortgage insurance, institutional and retirement income reporting units of $277 million, as discussed further below. There were no other charges to income as a result of our annual or interim goodwill impairment testing.

Key considerations related to impairments recorded during 2008 were as follows:

•

U.S. mortgage insurance reporting unit. As a result of current U.S. housing market conditions, recent operating losses and decreases in projected income, current fair value determined using a discounted cash flow model was negatively impacted and resulted in an impairment of the entire goodwill balance of $22 million;

•

Institutional reporting unit (included in our Retirement and Protection segment). As a result of current credit market conditions, recent increases in our credit spreads and our inability to issue new business in the current market environment, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $12 million; and

•

Retirement income reporting unit (included in our Retirement and Protection segment). As a result of declining equity market conditions, expected near term industry growth and our recent refined sales strategy, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $243 million in the fourth quarter of 2008.

As part of our annual and interim goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value, and accordingly, we evaluated recoverability assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. This entire goodwill balance is recoverable primarily as a result of hypothetically re-valuing existing intangible assets and policyholder liabilities which results in significantly lower values compared to the respective carrying values.

Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill. More specifically, our risks associated with future goodwill impairments are primarily related to exposure associated with traditional insurance risk, equity market risk, and credit risk. As of December 31, 2008, we have approximately $891 million of goodwill associated with reporting units where the goodwill impairment risk is primarily related to traditional insurance risk. We have approximately $289 million of goodwill associated with reporting units where the goodwill impairment risk is primarily related to equity market risk. The remaining goodwill balance of $136 million is associated with reporting units where is goodwill impairment risk is primarily related to credit risk.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, mortality and morbidity trends, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default. Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $77 million and approximately $23 million for our U.S. and international mortgage insurance businesses, respectively. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

Unearned premiums. In our international mortgage insurance business, the majority of our insurance contracts are single premium. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $3 million reduction in earned premiums in the first full year. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2008 and 2007, we had $4.7 billion and $5.6 billion, respectively, of unearned premiums, of which $2.8 billion and $3.4 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2008 and 2007, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $53 million and $45 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than assumed for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and assumed experience. Loss development and policy cancellation variations that could be considered reasonably likely to occur in the future could result in an increase in net income of up to $50 million or a decrease in net income of up to $25 million, depending on the magnitude of variation experienced. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

In our U.S. Mortgage Insurance segment, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $6 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $61 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

The remaining portion of our unearned premiums relates to our lifestyle protection and long-term care insurance businesses where the underlying assumptions as to risk emergence are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably likely for these businesses would not result in a material impact on our results of operations.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the fair value amounts.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2008, we have a net deferred tax asset of $789 million with a $123 million valuation allowance related to state and foreign gross deferred tax assets. We have a gross deferred tax asset of $246 million related to net operating loss carryforwards of $704 million as of December 31, 2008, which, if not used, will expire beginning in 2022.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception to this guidance under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas, permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in its foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cashflow needs, as well as, the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2008, U.S. deferred income taxes were not provided on approximately $1,066 million of unremitted foreign income we considered permanently reinvested.

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

The following table sets forth the consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$6,777	$6,330	$5,802	$447	7%	$528	9%
Net investment income	3,730	4,135	3,787	(405)	(10)%	348	9%
Net investment gains (losses)	(1,709)	(332)	(69)	(1,377)	NM (1)	(263)	NM (1)
Insurance and investment product fees and other	1,150	992	765	158	16%	227	30%

Total revenues	9,948	11,125	10,285	(1,177)	(11)%	840	8%

Benefits and expenses:
Benefits and other changes in policy reserves	5,806	4,580	4,004	1,226	27%	576	14%
Interest credited	1,293	1,552	1,520	(259)	(17)%	32	2%
Acquisition and operating expenses, net of deferrals	2,160	2,075	1,858	85	4%	217	12%
Amortization of deferred acquisition costs and intangibles	884	831	686	53	6%	145	21%
Goodwill impairment	277	—	—	277	NM (1)	—	—%
Interest expense	470	481	364	(11)	(2)%	117	32%

Total benefits and expenses	10,890	9,519	8,432	1,371	14%	1,087	13%

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(942)	1,606	1,853	(2,548)	(159)%	(247)	(13)%
Provision (benefit) for income taxes	(370)	452	570	(822)	(182)%	(118)	(21)%

Income (loss) from continuing operations before cumulative effect of accounting change	(572)	1,154	1,283	(1,726)	(150)%	(129)	(10)%
Income from discontinued operations, net of taxes	—	15	41	(15)	(100)%	(26)	(63)%
Gain on sale of discontinued operations, net of taxes	—	51	—	(51)	(100)%	51	NM (1)

Income (loss) before cumulative effect of accounting change	(572)	1,220	1,324	(1,792)	(147)%	(104)	(8)%
Cumulative effect of accounting change, net of taxes	—	—	4	—	—%	(4)	(100)%

Net income (loss)	$(572)	$1,220	$1,328	$(1,792)	(147)%	$(108)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment increased $165 million primarily attributable to a $131 million increase in our long-term care insurance business, a $28 million increase in our life insurance business and a $6 million increase in our retirement income business.

•	Our International segment increased $160 million as a result of a $123 million increase in our international mortgage insurance business and a $37 million increase from our lifestyle protection insurance business. The year ended December 31, 2008 included an increase of $39 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $125 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 5.2% for the year ended December 31, 2008 from 5.9% for the December 31, 2007. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash and short-term investment balances to cover near term obligations and portfolio repositioning activities, as well as lower valuation marks on limited partnerships.

•

Net investment income for the year ended December 31, 2008 included a $70 million loss related to limited partnerships as compared to a $44 million gain in the year ended December 31, 2007 reflecting current year losses from limited partnerships accounted for under the equity method. In addition, net investment income for the year ended December 31, 2008 included $33 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $59 million in the year ended December 31, 2007.

•	The year ended December 31, 2008 included $6 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities and derivative instruments. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We incurred $1,670 million of credit and/or cash flow related impairments and $461 million related to a change in intent to hold securities to recovery during the year ended December 31, 2008. Of total impairments, $785 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $404 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change of intent to hold securities to recovery. We also had $382 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment gains of $611 million from derivatives were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, which was partially offset by the losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees.

•

Our Retirement and Protection segment increased $131 million mainly driven by an increase of $121 million in our institutional business and an increase of $10 million in our retirement income business.

•

Our International segment decreased $4 million primarily due to our international mortgage insurance business. The year ended December 31, 2008 included an increase of $4 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $10 million.

•	Corporate and Other activities increased $41 million.

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

•

Our Retirement and Protection segment increased $264 million attributable to an increase of $134 million in our long-term care insurance business, an increase of $83 million in our retirement income business and an increase of $47 million in our life insurance business.

•

Our International segment increased $161 million driven by a $124 million increase in our international mortgage insurance business and a $37 million increase from our lifestyle protection insurance business. The year ended December 31, 2008 included an increase of $14 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $800 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $259 million principally related to a decrease of $241 million in our institutional business and a decrease of $36 million in our retirement income business, partially offset by an increase of $17 million in our long-term care insurance business.

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

•

Our Retirement and Protection segment increased $50 million from an increase of $30 million in our retirement income business, an increase of $20 million in our life insurance business and an increase of $7 million in our long-term care insurance business. These increases were partially offset by a decrease of $4 million in our wealth management business and a decrease of $3 million in our institutional business.

•

Our International segment increased $31 million attributable to a $5 million increase in our international mortgage insurance business and a $26 million increase from our lifestyle protection insurance business. The year ended December 31, 2008 included an increase of $14 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $7 million.

•	Corporate and Other activities decreased $3 million.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our Retirement and Protection segment increased $18 million primarily due to an increase of $12 million in our long-term care insurance business and an increase of $6 million in our life insurance business, partially offset by a decrease of $4 million in our retirement income business.

•

Our International segment decreased $4 million from a $23 million increase in our international mortgage insurance business which was more than offset by a $27 million decrease from our lifestyle protection insurance business.

•	Our U.S. Mortgage Insurance segment increased $47 million.

•	Corporate and Other activities decreased $8 million.

Goodwill impairment. Charges for impairment of goodwill as a result of declines in the fair value of the reporting units.

•	Our Retirement and Protection segment increased $255 million from an increase of $243 million in our retirement income business and an increase of $12 million in our institutional business.

•	Our U.S. Mortgage Insurance segment increased $22 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $39 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations.

•	Our International segment increased $12 million primarily related to our lifestyle protection insurance business.

•	Corporate and Other activities increased $16 million.

Provision for income taxes. The effective tax rate increased to 39.3% for the year ended December 31, 2008 from 28.1% for the year ended December 31, 2007. This increase in the effective tax rate was attributable to a pre-tax loss in the current year and the recognition of tax benefits on that loss and an increase in lower taxed foreign income. This was partially offset by the impairment of non-deductible goodwill and a lower favorable examination benefit in the current year. The year ended December 31, 2008 included an increase of $3 million attributable to changes in foreign exchange rates.

Net income (loss). The net loss was largely the result of investment and goodwill impairments recorded during 2008 and losses incurred in our U.S. Mortgage Insurance segment. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and Other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net loss was an increase of $20 million, net of tax, attributable to changes in foreign exchange rates.

2007 compared to 2006

Premiums

•

Our Retirement and Protection segment was flat as a $178 million decrease in our retirement income business was offset by an increase of $138 million in our long-term care insurance business and an increase of $40 million in our life insurance business.

•

Our International segment increased $402 million as a result of a $206 million increase in our international mortgage insurance business and a $196 million increase from our lifestyle protection insurance business. The year ended December 31, 2007 included an increase of $180 million attributable to changes in foreign exchange rates.

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

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $230 million mainly driven by an increase of $133 million in our wealth management business, an increase of $51 million in our life insurance business and an increase of $45 million in our retirement income business.

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

•

Our International segment increased $146 million driven by a $104 million increase in our international mortgage insurance business and a $42 million increase from our lifestyle protection insurance business. The year ended December 31, 2007 included an increase of $39 million attributable to changes in foreign exchange rates.

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

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $80 million from an increase of $97 million in our wealth management business which was partially offset by a decrease of $13 million in our life insurance business and a decrease of $7 million in our long-term care insurance business.

•	Our International segment increased $150 million attributable to a $52 million increase in our international mortgage insurance business and a $98 million increase from our lifestyle protection insurance business. The year ended December 31, 2007 included an increase of $77 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $5 million.

•	Corporate and Other activities decreased $8 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $49 million primarily due to an increase of $31 million in our life insurance business, an increase of $14 million in our long-term care insurance business and an increase of $2 million in our retirement income business.

•

Our International segment increased $80 million from a $13 million increase in our international mortgage insurance business and a $67 million increase from our lifestyle protection insurance business. The year ended December 31, 2007 included an increase of $31 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $13 million.

Interest expense

•

Our Retirement and Protection segment increased $71 million primarily related to our life insurance business from the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations.

•

Our International segment increased $22 million primarily related to our lifestyle protection insurance business. The year ended December 31, 2007 included an increase of $2 million attributable to changes in foreign exchange rates.

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

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Years ended December 31,
(Amounts in millions, except per share amounts)	2008	2007	2006
Earnings (loss) from continuing operations per common share:
Basic	$(1.32)	$2.62	$2.81

Diluted	$(1.32)	$2.58	$2.73

Earnings (loss) per common share:
Basic	$(1.32)	$2.77	$2.91

Diluted	$(1.32)	$2.73	$2.83

Weighted-average common shares outstanding:
Basic	433.2	439.7	455.9

Diluted (1)	433.2	447.6	469.4

(1)	As a result of our net loss for the year ended December 31, 2008, we were required under SFAS No. 128, Earnings per Share, to use basic weighted average common shares outstanding in the calculation of the 2008 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.7 million would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 434.9 million.

Weighted average shares outstanding declined reflecting repurchases of 38.2 million shares since the end of the first quarter of 2007 through December 31, 2008. In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker/dealer counterparty. Also in May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our common stock pursuant to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. Diluted weighted average shares outstanding for both 2007 and 2006 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit and/or cash flow related gains and losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies. See note 21 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss).

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for lifestyle protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business we generated during each period presented; and (6) written premiums net of cancellations for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life insurance, international mortgage insurance and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$3,659	$3,494	$3,494	$165	5%	$—	—%
Net investment income	3,000	3,453	3,237	(453)	(13)%	216	7%
Net investment gains (losses)	(1,548)	(316)	(64)	(1,232)	NM (1)	(252)	NM (1)
Insurance and investment product fees and other	1,059	928	698	131	14%	230	33%

Total revenues	6,170	7,559	7,365	(1,389)	(18)%	194	3%

Benefits and expenses:
Benefits and other changes in policy reserves	3,937	3,673	3,521	264	7%	152	4%
Interest credited	1,293	1,552	1,520	(259)	(17)%	32	2%
Acquisition and operating expenses, net of deferrals	937	887	807	50	6%	80	10%
Amortization of deferred acquisition costs and intangibles	435	417	368	18	4%	49	13%
Goodwill impairment	255	—	—	255	NM (1)	—	—%
Interest expense	172	211	140	(39)	(18)%	71	51%

Total benefits and expenses	7,029	6,740	6,356	289	4%	384	6%

Income (loss) from continuing operations before income taxes	(859)	819	1,009	(1,678)	NM (1)	(190)	(19)%
Provision (benefit) for income taxes	(239)	254	336	(493)	(194)%	(82)	(24)%

Net income (loss)	(620)	565	673	(1,185)	NM (1)	(108)	(16)%
Adjustments to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	909	197	30	712	NM (1)	167	NM (1)
Expenses related to reorganization, net of taxes	12	—	—	12	NM (1)	—	—%

Net operating income	$301	$762	$703	$(461)	(60)%	$59	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Net operating income:
Wealth management	$43	$44	$20	$(1)	(2)%	$24	120%
Retirement income	(246)	212	175	(458)	NM (1)	37	21%
Institutional	80	43	42	37	86%	1	2%
Life insurance	264	310	313	(46)	(15)%	(3)	(1)%
Long-term care insurance	160	153	153	7	5%	—	—%

Total net operating income	$301	$762	$703	$(461)	(60)%	$59	8%

2008 compared to 2007

Net operating income

•	Our wealth management business remained relatively flat as positive net flows and lower asset-based expenses were offset by declines in the equity markets.

•

Our retirement income business decreased $458 million primarily as a result of an impairment of $238 million related to goodwill in 2008, lower net investment income from lower yields on floating rate investments and negative valuation marks on limited partnership investments and adverse mortality on our single premium immediate annuities. In our fee-based products, results were adversely impacted by the equity markets which caused an increase in reserves for anticipated future mortality and higher amortization of DAC. These decreases were partially offset by growth in our Income Distribution Series and spread-based annuity products. In addition, the prior year included a tax benefit from favorable examination developments and a change in estimate related to the 2006 tax provision that did not recur in the current year.

•

Our institutional business increased $37 million largely attributable to income from the early retirement of institutional contracts at a discount to contract values. This increase was partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnerships and an impairment of $12 million related to goodwill in 2008. There was also a decline in sales of institutional products due to the current challenging market environment.

•

Our life insurance business decreased $46 million primarily from a decrease in net investment income, partially offset by lower interest expense reflecting the decline in the underlying index rate and growth in the term and universal life insurance in-force. The current year also included unfavorable reserve adjustments.

•

Our long-term care insurance business increased $7 million primarily attributable to growth in the in-force block and favorable adjustments in the current year. These increases were offset by lower investment yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities and negative valuation marks on limited partnership investments in the current year.

Revenues

Premiums

•

Our retirement income business increased $6 million primarily attributable to higher sales of life-contingent immediate annuities as these products have become more attractive in the current environment, as well as rate actions on certain immediate annuities. These increases were partially offset by runoff of our life-contingent structured settlement annuities.

•

Our life insurance business increased $28 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums. These increases were partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•

Our long-term care insurance business increased $131 million mainly attributable to growth in the in-force block from new sales and renewal premiums. In addition, there was a $10 million decrease in the prior year related to the write-down of a premiums receivable resulting from the settlement of a reinsurance dispute that did not recur.

Net investment income

•

Our retirement income business decreased $114 million primarily as a result of lower investment yields and a decline in average invested assets in our spread-based retail products. Net investment income in the current year included a $38 million loss related to limited partnerships as compared to a $20 million gain in the prior year reflecting current year losses from limited partnerships accounted for under the equity method. The lower investment yields were primarily a result of portfolio repositioning activities, as well as holding higher cash balances to cover near term obligations. Additionally, we received less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our institutional business decreased $292 million primarily attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. Additionally, we had negative valuation marks on limited partnership investments and received less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our life insurance business decreased $91 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year included a $6 million loss related to limited partnerships as compared to a $19 million gain in the prior year reflecting current year losses from limited partnerships accounted for under the equity method. Additionally, we received less investment income from bond calls and commercial mortgage loan prepayments in the current year.

•

Our long-term care insurance business increased $48 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities, negative valuation marks on limited partnership investments and $15 million less of investment income from bond calls and commercial mortgage loan prepayments.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Our retirement income business decreased $666 million primarily due to impairments related to our spread-based retail products and from derivative losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•	Our institutional business decreased $678 million primarily due to impairments recorded during 2008.

•	Our life insurance business decreased $441 million primarily due to impairments recorded during 2008.

•

Our long-term care insurance business increased $555 million primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, partially offset by impairments recorded during 2008.

Insurance and investment product fees and other

•

Our retirement income business increased $10 million mainly related to our fee-based products from growth of our Income Distribution Series products where growth in account values were partially offset by reductions related to the severe market decline in 2008. This increase was partially offset by a reclassification in 2008 of embedded derivative costs related to our GMWB products previously reported in net investment gains (losses) and lower municipal GIC advisory fees. In addition, our spread-based products decreased from lower surrender fee income in the current year.

•	Our institutional business increased $121 million largely due to income from the early retirement of institutional contracts at a discount to contract values.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our retirement income business increased $83 million largely related to an increase in our fee-based products related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by declines in the equity markets and an increase in mortality claims. There was also an increase in our life-contingent spread-based products driven by growth in the in-force block and unfavorable mortality, partially offset by lower amortization of sales inducements as a result of higher net investment losses.

•

Our life insurance business increased $47 million principally attributable to unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the current year related to our universal life insurance products with death or other benefit features and higher mortality in universal life insurance as compared to prior year. In addition, the increase was driven by growth of our term life insurance in-force block and an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies in the current year.

•

Our long-term care insurance business increased $134 million mainly as a result of the aging and growth of the in-force block. The current year included favorable reserve adjustments of $41 million, of which $16 million was recorded in the fourth quarter of 2008 related to a valuation system conversion. The prior year included favorable reserve adjustments of $31 million, of which $24 million was recorded in the fourth quarter of 2007.

Interest credited

•

Our retirement income business decreased $36 million largely from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as certain annuities reached the end of their initial crediting rate guarantee period.

•

Our institutional business decreased $241 million mainly attributable to the impact of lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

•	Our long-term care insurance business increased $17 million due to growth in the account value of our corporate-owned life insurance product.

Acquisition and operating expenses, net of deferrals

•	Our wealth management business decreased $4 million attributable to lower average assets under management as a result of declines in the equity markets.

•

Our retirement income business increased $30 million and included $8 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions. The remaining increase was primarily driven by growth in our Income Distribution Series and spread-based annuity products.

•	Our institutional business decreased $3 million mainly attributable to a decline in sales due to the current challenging market environment.

•

Our life insurance business increased $20 million and included $5 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions. The remaining increase was primarily from higher expenses from growth of our in-force business.

•

Our long-term care insurance business increased $7 million and included $4 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions. The remaining increase was due to growth in our in-force block of business.

Amortization of deferred acquisition costs and intangibles

•

Our retirement income business decreased $4 million. Amortization associated with our spread-based retail products decreased $93 million driven by lower DAC amortization from higher net investment losses, partially offset by an unfavorable DAC unlocking of $19 million in the current year due to increased future lapse assumptions resulting from a multi-year lapse study. Amortization associated with our fee-based products increased $89 million primarily attributable to higher amortization from declines in the equity markets, including $55 million from loss recognition testing in 2008. This increase was partially offset by lower amortization from derivative losses related to our GMWB products and a favorable unlocking of $11 million in the current year associated with lower lapse rate assumptions.

•

Our life insurance business increased $6 million driven by continued growth of insurance in-force, higher mortality, increased lapses and a policy valuation system input correction in a small block of term life insurance policies in the current year. These increases were offset by lower amortization of $15 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $7 million in the prior year.

•

Our long-term care insurance business increased $12 million primarily due to growth in the in-force block, partially offset by the final purchase accounting adjustments related to the Continental Life acquisition in the prior year that accelerated amortization of PVFP.

Goodwill impairment

•

Our retirement income business increased $243 million from impairment charges related to goodwill recorded in the fourth quarter of 2008 of $185 million related to our spread-based retail products and $58 million related to our fee-based products.

•	Our institutional business increased $12 million from an impairment charge related to goodwill recorded in the third quarter of 2008 of $12 million.

Interest expense. Interest expense decreased $39 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate decreased to 27.8% for the year ended December 31, 2008 from 31.0% for the year ended December 31, 2007. This decrease in the effective tax rate was primarily attributable to a pre-tax loss, the impairment of non-deductible goodwill and lower favorable examination developments on the loss in the current year.

2007 compared to 2006

Net operating income

•

Our wealth management business increased $24 million due to the acquisition of AssetMark in the fourth quarter of 2006, growth in our assets under management in our existing platforms and favorable equity market performance.

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

•

Our long-term care insurance business remained flat as the favorable performance of newer issued policies was offset by unfavorable performance of older issued policies. The current year included $24 million, net of tax, in favorable adjustments, which were partially offset by the write-down of a premium receivable. The prior year included $8 million, net of tax, of favorable adjustments. The revenues and benefits and expenses for Continental Life reflect an eight-month period for 2006 compared to a full year in 2007.

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

•

Our long-term care insurance business increased $138 million mainly attributable to growth in the in-force block from new sales and renewal premiums and a $65 million increase due to the Continental Life acquisition. Offsetting these increases was a decrease due primarily to higher terminations in Medicare supplement insurance. In addition, there was a $10 million decrease due to the write-down of a premiums receivable resulting from the settlement of a reinsurance dispute.

Net investment income

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

•

Our long-term care insurance business increased $95 million largely as a result of an increase in average invested assets due to growth in the in-force block. The current year also included $14 million of additional investment income from limited partnerships, bond calls and commercial mortgage loan prepayments as compared to the prior year.

Insurance and investment product fees and other

•

Our wealth management business increased $133 million primarily attributable to an increase from the acquisition of AssetMark of $76 million. The increase was also a result of growth in assets under management in our existing platforms and favorable equity market performance.

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

Interest credited

•

Our retirement income business decreased $83 million from lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•	Our institutional business increased $92 million mainly attributable to growth in assets under management and an increase in crediting rates.

•	Our life insurance business increased $5 million mainly due to growth in our universal life insurance in-force block.

•	Our long-term care insurance business increased $18 million from the growth in the account value of our corporate-owned life insurance product.

Acquisition and operating expenses, net of deferrals

•	Our wealth management business increased $97 million attributable to growth of our assets under management in our existing platforms and an increase from the AssetMark acquisition of $54 million.

•	Our life insurance business decreased $13 million primarily from a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

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

Provision for income taxes. The effective tax rate decreased to 31.0% for the year ended December 31, 2007 from 33.3% for the year ended December 31, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Retirement and Protection selected operating performance measures

Wealth management

The following table sets forth selected operating performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Assets under management, beginning of period	$21,584	$17,293	$5,180	$4,291	25%	$12,113	NM (1)
Gross flows	4,892	6,610	3,044	(1,718)	(26)%	3,566	117%
Redemptions	(4,618)	(2,289)	(986)	(2,329)	(102)%	(1,303)	(132)%

Net flows	274	4,321	2,058	(4,047)	(94)%	2,263	110%
Market performance	(6,411)	(30)	945	(6,381)	NM (1)	(975)	(103)%
Acquisition of AssetMark	—	—	9,110	—	—%	(9,110)	(100)%

Assets under management, end of period	$15,447	$21,584	$17,293	$(6,137)	(28)%	$4,291	25%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Advisors Corporation, Genworth Financial Trust Company and Capital Brokerage Corporation.

2008 compared to 2007

The decrease in these assets was primarily due to unfavorable equity market performance in the current year. Gross flows continue to outpace redemptions; however, given the current market conditions, redemptions have increased significantly and gross flows have slowed during the second half of 2008.

2007 compared to 2006

The increase in these assets was primarily due to the acquisition of AssetMark in the fourth quarter of 2006 and higher net flows in wealth management accounts from new and existing clients, as well as favorable equity market performance. The increase in gross and net flows was the result of the AssetMark acquisition, expansion of our distribution network, growth in our sales force and changes in our fee structure. The net flows associated with AssetMark were $1,724 million for the year ended December 31, 2007. As of December 31, 2007, assets under management for AssetMark were $11.5 billion.

Retirement income

Fee-based retail products

The following table sets forth selected operating performance measures regarding our fee-based retail products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$4,535	$2,402	$911	$2,133	89%	$1,491	164%
Deposits	1,984	2,071	1,376	(87)	(4)%	695	51%
Surrenders, benefits and product charges	(467)	(302)	(112)	(165)	(55)%	(190)	(170)%

Net flows	1,517	1,769	1,264	(252)	(14)%	505	40%
Interest credited and investment performance	(818)	364	227	(1,182)	NM (2)	137	60%

Account value, net of reinsurance, end of period	$5,234	$4,535	$2,402	$699	15%	$2,133	89%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,345	$1,780	$1,182	$565	32%	$598	51%
Deposits	345	560	510	(215)	(38)%	50	10%
Surrenders, benefits and product charges	(259)	(195)	(129)	(64)	(33)%	(66)	(51)%

Net flows	86	365	381	(279)	(76)%	(16)	(4)%
Interest credited and investment performance	(675)	200	217	(875)	NM (2)	(17)	(8)%

Account value, net of reinsurance, end of period	$1,756	$2,345	$1,780	$(589)	(25)%	$565	32%

Variable life insurance
Account value, beginning of period	$403	$391	$363	$12	3%	$28	8%
Deposits	17	24	30	(7)	(29)%	(6)	(20)%
Surrenders, benefits and product charges	(43)	(54)	(48)	11	20%	(6)	(13)%

Net flows	(26)	(30)	(18)	4	13%	(12)	(67)%
Interest credited and investment performance	(111)	42	46	(153)	NM (2)	(4)	(9)%

Account value, end of period	$266	$403	$391	$(137)	(34)%	$12	3%

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Income Distribution Series

We experienced an increase in our Income Distribution Series products attributable to continued sales growth of our GMWB rider, partially offset by unfavorable performance of the equity markets.

Traditional variable annuities

In our traditional variable annuities, the decrease was principally the result of the unfavorable performance of the equity markets, partially offset by continued sales.

2007 compared to 2006

Income Distribution Series

We experienced an increase in our Income Distribution Series products attributable to continued sales growth of our variable annuities with a guaranteed minimum withdrawal for life benefit rider and favorable equity markets.

Traditional variable annuities

In our traditional variable annuities, the increase was principally the result of ongoing sales of our traditional variable annuity products and favorable equity markets exceeding surrenders and benefits.

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Fixed annuities
Account value, net of reinsurance, beginning of period	$12,073	$13,972	$15,547	$(1,899)	(14)%	$(1,575)	(10)%
Deposits	1,730	750	1,262	980	131%	(512)	(41)%
Surrenders, benefits and product charges	(2,233)	(3,113)	(3,391)	880	28%	278	8%

Net flows	(503)	(2,363)	(2,129)	1,860	79%	(234)	(11)%
Interest credited	426	464	554	(38)	(8)%	(90)	(16)%

Account value, net of reinsurance, end of period	$11,996	$12,073	$13,972	$(77)	(1)%	$(1,899)	(14)%

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,668	$6,174	$5,680	$494	8%	$494	9%
Premiums and deposits	989	971	1,103	18	2%	(132)	(12)%
Surrenders, benefits and product charges	(1,065)	(817)	(932)	(248)	(30)%	115	12%

Net flows	(76)	154	171	(230)	(149)%	(17)	(10)%
Interest credited	365	340	323	25	7%	17	5%

Account value, net of reinsurance, end of period	$6,957	$6,668	$6,174	$289	4%	$494	8%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,103	$1,011	$871	$92	9%	$140	16%
Premiums and deposits	3	94	149	(91)	(97)%	(55)	(37)%
Surrenders, benefits and product charges	(57)	(59)	(62)	2	3%	3	5%

Net flows	(54)	35	87	(89)	NM (1)	(52)	(60)%
Interest credited	57	57	53	—	—%	4	8%

Account value, net of reinsurance, end of period	$1,106	$1,103	$1,011	$3	—%	$92	9%

Total premiums from spread-based retail products	$564	$558	$736	$6	1%	$(178)	(24)%

Total deposits on spread-based retail products	$2,158	$1,257	$1,778	$901	72%	$(521)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Fixed annuities

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

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Account value, beginning of period	$10,982	$10,483	$9,777	$499	5%	$706	7%
Deposits (1)	2,180	2,914	3,125	(734)	(25)%	(211)	(7)%
Surrenders and benefits (1)	(5,466)	(3,025)	(2,923)	(2,441)	(81)%	(102)	(3)%

Net flows	(3,286)	(111)	202	(3,175)	NM (2)	(313)	(155)%
Interest credited	396	589	504	(193)	(33)%	85	17%
Foreign currency translation	12	21	—	(9)	(43)%	21	NM (2)

Account value, end of period	$8,104	$10,982	$10,483	$(2,878)	(26)%	$499	5%

(1)	“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. In the years ended December 31, 2008, 2007 and 2006, contracts that matured but were redeposited and reflected under “Deposits” amounted to $295 million, $510 million and $475 million, respectively. We have also included in surrenders the early retirement of institutional contracts at a discount to contract values.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

The decrease in account values was primarily the result of maturities of FABNs and GICs outpacing new issuances. The current credit market conditions have made FABNs for large institutional investors less attractive compared to alternative products offering higher yields, credit quality and/or greater liquidity. The decrease in interest credited was driven by lower crediting rates on our floating rate products attributable to a decrease in interest rates compared to 2007.

See “—Trends and conditions affecting our segments” for further discussion of the impact of the current credit market condition on FABNs and funding agreements.

2007 compared to 2006

The increase in account values was primarily the result of the increase in our FABNs, which include the registered note and the GMTN programs. The GMTN program was launched in the first quarter of 2007 and resulted in issuances of $600 million. During 2007, we issued $970 million of our FABN registered note program. Deposits decreased as a result of lower sales given the credit market environment. The increase in interest credited was driven by an increase in account value as well as higher crediting rates on our floating rate products due to an increase in short-term interest rates compared to 2006. These increases were partially offset by scheduled maturities of GICs.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Term life insurance
Net earned premiums	$948	$919	$876	$29	3%	$43	5%
Annualized first-year premiums	91	112	140	(21)	(19)%	(28)	(20)%
Life insurance in-force, net of reinsurance	480,641	464,411	429,803	16,230	3%	34,608	8%
Life insurance in-force before reinsurance	625,766	618,379	595,045	7,387	1%	23,334	4%

Universal and whole life insurance
Net earned premiums and deposits	$545	$578	$471	$(33)	(6)%	$107	23%
Universal life annualized first-year deposits	51	55	41	(4)	(7)%	14	34%
Universal life excess deposits	161	206	98	(45)	(22)%	108	110%
Life insurance in-force, net of reinsurance	43,889	42,181	40,669	1,708	4%	1,512	4%
Life insurance in-force before reinsurance	51,308	51,175	49,572	133	—%	1,603	3%

Total life insurance
Net earned premiums and deposits	$1,493	$1,497	$1,347	$(4)	—%	$150	11%
Annualized first-year premiums	91	112	140	(21)	(19)%	(28)	(20)%
Annualized first-year deposits	51	55	41	(4)	(7)%	14	34%
Excess deposits	161	206	98	(45)	(22)%	108	110%
Life insurance in-force, net of reinsurance	524,530	506,592	470,472	17,938	4%	36,120	8%
Life insurance in-force before reinsurance	677,074	669,554	644,617	7,520	1%	24,937	4%

2008 compared to 2007

Term life insurance

Net earned premiums and insurance in-force increased mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on smaller face amounts.

Universal and whole life insurance

Annualized first-year deposits decreased as the overall universal life insurance market has declined. We also maintained our pricing discipline and focus on smaller face amounts in 2008. The in-force block was relatively flat as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

2007 compared to 2006

Term life insurance

The increase in net earned premiums and insurance in-force in our term life insurance was mainly due to growth of the in-force block of business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as a result of increased price competition and a shift to universal life insurance products by our distributors.

Universal and whole life insurance

Annualized first-year and excess deposits in our universal life insurance increased largely as a result of a shift from term life insurance products by our distributors and new product offerings gaining momentum. The in-force block remained flat mainly as a result of the growth in universal life insurance being offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Net earned premiums:
Long-term care	$1,854	$1,735	$1,647	$119	7%	$88	5%
Medicare supplement and other	273	261	211	12	5%	50	24%

Total	$2,127	$1,996	$1,858	$131	7%	$138	7%

Annualized first-year premiums and deposits	$256	$232	$202	$24	10%	$30	15%

2008 compared to 2007

Net earned premiums increased primarily due to growth in the individual long-term care insurance and Medicare supplement in-force block from new sales.

The increase in annualized first-year premiums and deposits was primarily attributable to growth in our Medicare supplement insurance from the successful launch of a new product in 20 states.

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

International segment

Segment results of operations

The following table sets forth the results of operations relating to our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$2,357	$2,197	$1,795	$160	7%	$402	22%
Net investment income	549	470	314	79	17%	156	50%
Net investment gains (losses)	(24)	(7)	1	(17)	NM (1)	(8)	NM (1)
Insurance and investment product fees and other	25	29	34	(4)	(14)%	(5)	(15)%

Total revenues	2,907	2,689	2,144	218	8%	545	25%

Benefits and expenses:
Benefits and other changes in policy reserves	646	485	339	161	33%	146	43%
Acquisition and operating expenses, net of deferrals	1,031	1,000	850	31	3%	150	18%
Amortization of deferred acquisition costs and intangibles	359	363	283	(4)	(1)%	80	28%
Interest expense	40	28	6	12	43%	22	NM (1)

Total benefits and expenses	2,076	1,876	1,478	200	11%	398	27%

Income from continuing operations before income taxes	831	813	666	18	2%	147	22%
Provision for income taxes	223	233	197	(10)	(4)%	36	18%

Net income	608	580	469	28	5%	111	24%
Adjustments to net income:
Net investment (gains) losses, net of taxes and other adjustments	16	5	(1)	11	NM (1)	6	NM (1)
Expenses related to reorganization, net of taxes	9	—	—	9	NM (1)	—	—%

Net operating income	$633	$585	$468	$48	8%	$117	25%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Net operating income:
International mortgage insurance	$481	$455	$355	$26	6%	$100	28%
Lifestyle protection insurance	152	130	113	22	17%	17	15%

Total net operating income	$633	$585	$468	$48	8%	$117	25%

2008 compared to 2007

Net operating income

•

The year ended December 31, 2008 included increases of $10 million and $9 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth and seasoning of our insurance in-force, particularly in Canada and Australia. The increase also included an $8 million net benefit from periodic updates to international premium recognition and loss factors. The increase was partially offset by an increase in losses as a result of higher delinquencies from a slowing economic environment, particularly in Canada and Europe.

•	The increase in our lifestyle protection insurance business was primarily associated with growth in Europe and continued expansion in new markets.

Revenues

Premiums

•	Our international mortgage insurance business increased $123 million and our lifestyle protection insurance business increased $37 million.

•

The year ended December 31, 2008 included increases of $8 million and $31 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven primarily by the seasoning of our international in-force block of business, partially offset by rescissions related to loss mitigation activities primarily in Spain. Premiums included an increase of $53 million from the release of unearned premiums as a result of a periodic update to the Canadian, Australian and European premium recognition factors in 2008. In 2007, premiums included an increase of $45 million from the release of unearned premiums as a result of a periodic update to the European, Canadian and Australian premium recognition factors.

•

The increase in lifestyle protection insurance business was largely a result of growth in Europe and new markets. Partially offsetting this increase was lower single premium sales as a result of pending anticipated clarifications of related new business regulations in the U.K. and a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums.

Net investment income

•	Our international mortgage insurance business increased $59 million and our lifestyle protection insurance business increased $20 million.

•

The year ended December 31, 2008 included increases of $2 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was largely due to an increase in average invested assets as a result of growth of the business.

•

The increase in our lifestyle protection insurance business was principally attributable to an increase in average invested assets as a result of growth in new business, an increase in reinsurance arrangements accounted for under the deposit method and increased yields.

Insurance and investment product fees and other. Excluding a $4 million increase attributable to changes in foreign exchange rates, the decrease was primarily related to our lifestyle protection insurance business for remeasurement adjustments on non-functional currency transactions attributable to changes in foreign exchange rates during 2008.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $124 million and our lifestyle protection insurance business increased $37 million.

•

The year ended December 31, 2008 included increases of $6 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia as large in-force books season and delinquencies increased in a slowing economic environment. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies and an increase in paid claims, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely due to an increase in claim reserves resulting from the maturity of structured transactions and growth in Europe. Paid claims also increased from higher claim volume. These increases were partially offset by our reinsurance arrangements accounted for under the deposit method increased resulting in lower claim reserves.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $5 million and our lifestyle protection insurance business increased $26 million.

•

The year ended December 31, 2008 included a decrease of $6 million and an increase of $20 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by growth in our international businesses and $6 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions. These increases were partially offset by a decrease in commissions in Europe as a result of lower sales from a declining market.

•

The increase in our lifestyle protection insurance business was largely due to $7 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions. An increase in paid commission and operating expenses driven by growth of the business was offset by a decrease in profit commissions from lower volume as a result of higher claims frequency and a shift to a more single premium business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $23 million and our lifestyle protection insurance business decreased $27 million.

•

The year ended December 31, 2008 included an increase of $2 million and a decrease of $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was mainly due to an increase in amortization of DAC from the growth and seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was attributable to reduced levels of consumer lending in the U.K. and a decrease in structured transactions, partially offset by growth in Europe.

Interest expense. The increase was primarily due to reinsurance arrangements accounted for under the deposit method in our lifestyle protection insurance business.

Provision for income taxes. The effective tax rate decreased to 26.8% for the year ended December 31, 2008 from 28.7% for the year ended December 31, 2007. This decrease in the effective tax rate was primarily attributable to an increase in lower taxed foreign income. The year ended December 31, 2008 also included an increase of $3 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

2007 compared to 2006

Net operating income

•

The year ended December 31, 2007 included increases of $39 million and $13 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was driven by growth of the business and seasoning of our insurance in-force in Canada and Australia. This increase was partially offset by an increase in losses from portfolio seasoning and higher incurred losses from a limited number of Australian and European distribution relationships, particularly in Spain, as well as expenses related to the continued investment in our global expansion. The increase also included an $8 million net benefit from periodic updates to international premium recognition and loss factors.

•

The increase in our lifestyle protection insurance business was primarily associated with an increase in structured transactions, growth in continental Europe and Ireland, expansion into new markets and a lower effective tax rate. These increases were partially offset by lower income in the U.K. as a result of the runoff block of business.

Revenues

Premiums

•	Our international mortgage insurance business increased $206 million and our lifestyle protection insurance business increased $196 million.

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

•

The increase in our lifestyle protection insurance business was largely related to an increase in structured transactions, growth in continental Europe and Ireland and expansion into new markets largely in Poland and Mexico. These increases were partially offset by the continued runoff of low return blocks of business and regulatory pressures.

Net investment income

•	Our international mortgage insurance business increased $106 million and our lifestyle protection insurance business increased $50 million.

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

•

The increase in our lifestyle protection insurance business was primarily attributable to an increase in business accounted for under the deposit method, increased yields and an increase in invested assets as a result of growth in new business.

Insurance and investment product fees and other. The decrease was primarily due to the elimination of Canadian application fees in our international mortgage insurance business in the third quarter of 2006, partially offset by a $2 million increase attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $104 million and our lifestyle protection insurance business increased $42 million.

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

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $52 million and our lifestyle protection insurance business increased $98 million.

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

•

The increase in our lifestyle protection insurance business was a result of an increase in commissions incurred relating to growth in the business and a release of contingent liability resulting from the settlement with one of our distribution relationships in 2006, partially offset by a decrease in commissions on the runoff block of business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $13 million and our lifestyle protection insurance business increased $67 million.

•

The year ended December 31, 2007 included increases of $4 million and $27 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily due to growth and seasoning of our insurance in-force.

•	The increase in our lifestyle protection insurance business was mainly from an increase in structured transactions and higher in-force.

Interest expense. The increase was primarily due to new deposit method reinsurance arrangements in our lifestyle protection insurance business and a $2 million increase attributable to changes in foreign exchange rates.

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

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Primary insurance in-force	$405,400	$477,800	$332,000	$(72,400)	(15)%	$145,800	44%
Risk in-force	130,900	151,400	106,300	(20,500)	(14)%	45,100	42%
New insurance written	78,600	141,500	96,400	(62,900)	(44)%	45,100	47%
Net premiums written	983	1,564	1,041	(581)	(37)%	523	50%
Net premiums earned	975	852	646	123	14%	206	32%

2008 compared to 2007

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years ended December 31, 2008, 2007 and 2006, this factor was 35%.

Our international mortgage insurance primary insurance in-force and risk in-force included decreases of $97.9 billion and $32.5 billion, respectively, attributable to changes in foreign exchange rates as of December 31, 2008. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased as a result of new insurance written in the year, partially offset by policy rescissions in Europe related to loss mitigation activities, particularly in Spain.

New insurance written

New insurance written decreased as a result of lower bulk new insurance written and slowing originations markets in Canada and Australia and declining new business in Europe where we tightened underwriting guidelines and took a more conservative stance. The year ended December 31, 2008 included an increase of $1.6 billion attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2008, our unearned premium reserves decreased to $2.8 billion, including a decrease of $656 million attributable to changes in foreign exchange rates, from $3.4 billion as of December 31, 2007.

Net premiums written decreased primarily due to lower new insurance written driven by slowing originations markets in Canada and Australia and declining new business levels in Europe where we tightened underwriting guidelines and took a more conservative stance and also as a result of policy rescissions, particularly in Spain. The year ended December 31, 2008 included an increase of $13 million attributable to changes in foreign exchange rates.

Net premiums earned increased primarily from the seasoning of our international in-force block of business and growth, partially offset by rescissions related to loss mitigation activities in Spain. Premiums also included $53 million related to a release of unearned premiums as a result of a periodic update to the Canadian, Australian and European premium recognition factors in 2008 as compared to $45 million in 2007. The year ended December 31, 2008 included an increase of $8 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

	As of or for the years ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Loss ratio	39%	30%	24%	9%	6%
Expense ratio	30%	17%	19%	13%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition cost and intangibles.

2008 compared to 2007

The increase in the loss ratio was attributable to higher incurred losses in Canada primarily from the seasoning of large books of insurance in-force in a slowing economic environment, increased losses from higher delinquencies and an increase in paid claims in Europe, particularly in Spain and Ireland.

The increase in the expense ratio was primarily attributable to a decrease in net premiums written. Excluding the effects of the restructuring charges in 2008, our expense ratio would have been 29% in 2008.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Amounts in millions)	2008	2007 (1)	2006 (1)
Loan-to-value ratio:
95.01% and above	$29,578	$30,270	$17,292
90.01% to 95.00%	29,370	33,894	25,964
80.01% to 90.00%	28,192	32,965	27,658
80.00% and below	43,760	54,268	35,341

Total	$130,900	$151,397	$106,255

Loan type (2):
Fixed rate mortgage	$2,956	$3,062	$386
Adjustable rate mortgage	127,944	148,335	105,869

Total	$130,900	$151,397	$106,255

Mortgage term:
15 years and under	$61,484	$65,096	$41,020
More than 15 years	69,416	86,301	65,235

Total	$130,900	$151,397	$106,255

(1)	The amounts previously presented in our 2007 Annual Report on Form 10-K have been revised to include capitalized premiums in the calculation of loan-to-value ratios. The revision had no impact on total risk in-force.
(2)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Risk in-force in all loan-to-value categories increased as a result of continued growth in our flow and bulk new insurance written in our international mortgage insurance business. These increases were more than offset by a decrease attributable to changes in foreign exchange rates and rescissions in Europe related to loss mitigation activities, particularly in Spain. The increase in the highest loan-to-value category was driven by continued mortgage market movement towards high loan-to-value mortgages. The increase in the 80.00% and below category was primarily attributable to sales of our bulk insurance products in Canada.

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

	December 31,
	2008	2007	2006
Primary insurance:
Insured loans in-force	2,899,397	2,789,750	2,437,746
Loans in default	19,246	14,821	10,126
Percentage of loans in default (default rate)	0.66%	0.53%	0.42%

Flow loans in-force	2,362,077	2,263,132	2,156,641
Flow loans in default	17,296	13,843	9,671
Percentage of flow loans in default (default rate)	0.73%	0.61%	0.45%

Bulk loans in-force	537,320	526,618	281,105
Bulk loans in default (1)	1,950	978	455
Percentage of bulk loans in default (default rate)	0.36%	0.19%	0.16%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 1,431, 646 and 324 as of December 31, 2008, 2007 and 2006, respectively.

Primary flow and bulk loans in-force increased largely as a result of our continued growth in our international mortgage insurance business, particularly Canada. Delinquent loans increased from higher delinquencies in Europe, particularly in Spain and Ireland, and as a result of seasoning of our insurance in-force in a slowing economic environment.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance and other related consumer protection insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$2,438	$2,756	$2,162	$(318)	(12)%	$594	27%
Mexico operations gross written premiums	83	78	67	5	6%	11	16%
Net earned premiums	1,382	1,345	1,149	37	3%	196	17%

2008 compared to 2007

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K. market driven by a reduction in consumer lending and lower single premium sales as a result of pending anticipated clarifications of related new business regulations, partially offset by increased sales growth in Europe and continued market penetration in new markets. The year ended December 31, 2008 included an increase of $93 million attributable to changes in foreign exchange rates.

Net earned premiums

The increase in lifestyle protection insurance business was largely a result of growth in Europe and new markets. Partially offsetting this increase was lower single premium sales as a result of pending anticipated clarifications of related new business regulations in the U.K. and a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. The year ended December 31, 2008 included an increase of $31 million attributable to changes in foreign exchange rates.

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

Net earned premiums

The increase in our lifestyle protection insurance business was largely related to an increase in structured transactions, growth in continental Europe and Ireland and expansion into new markets largely in Poland and Mexico. These increases were offset by the continued runoff of low return blocks of business and regulatory pressures. The year ended December 31, 2007 included an increase of $113 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$740	$615	$486	$125	20%	$129	27%
Net investment income	142	147	140	(5)	(3)%	7	5%
Net investment gains (losses)	(58)	6	6	(64)	NM (1)	—	—%
Insurance and investment product fees and other	27	37	26	(10)	(27)%	11	42%

Total revenues	851	805	658	46	6%	147	22%

Benefits and expenses:
Benefits and other changes in policy reserves	1,221	421	141	800	190%	280	199%
Acquisition and operating expenses, net of deferrals	138	131	136	7	5%	(5)	(4)%
Amortization of deferred acquisition costs and intangibles	80	33	30	47	142%	3	10%
Goodwill impairment	22	—	—	22	NM (1)	—	—%

Total benefits and expenses	1,461	585	307	876	150%	278	91%

Income (loss) from continuing operations before income taxes	(610)	220	351	(830)	NM (1)	(131)	(37)%
Provision (benefit) for income taxes	(242)	49	89	(291)	NM (1)	(40)	(45)%

Net income (loss)	(368)	171	262	(539)	NM (1)	(91)	(35)%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	38	(4)	(3)	42	NM (1)	(1)	(33)%

Net operating income (loss)	$(330)	$167	$259	$(497)	NM (1)	$(92)	(36)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Net operating income (loss)

The net operating loss was mainly a result of a significant increase in incurred losses, which was partially offset by reinsurance credit under our lender captive reinsurance arrangements. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and an income tax benefit for 2008. In addition, we had a write-down of DAC and an impairment charge related to goodwill in 2008.

Revenues

Premiums increased primarily driven by an increase in demand for flow private mortgage insurance and higher persistency of our in-force block. Our flow persistency rose to 85% for the year ended December 31, 2008 from 79% in the prior year. The decrease in net investment income was attributable to lower pre-tax yields partially offset by an increase in average invested assets.

Net investment losses were primarily a result of impairments recorded in 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Insurance and investment product fees and other decreased primarily related to lower contract underwriting fees as originations have declined and a decrease in income from the capital maintenance agreement with our European international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $512 million net change in reserves and a $288 million increase in paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in the 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $504 million under our captive reinsurance arrangements. We continued to experience an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Acquisition and operating expenses increased primarily as a result of business growth and included $1 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions.

Amortization of DAC and intangibles increased due to a $30 million write-down of DAC and a $14 million acceleration of amortization of DAC. We also recorded an impairment charge of $22 million related to goodwill in 2008.

Provision (benefit) for income taxes. The effective tax rate increased to 39.7% for the year ended December 31, 2008 from 22.3% for the year ended December 31, 2007. This increase in the effective tax rate was primarily attributable to the current year pre-tax loss and its proportion to tax-exempt investment income.

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

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007 (1)	2006	2008 vs. 2007		2007 vs. 2006
Primary insurance in-force	$162,500	$157,600	$113,400	$4,900	3%	$44,200	39%
Risk in-force	36,200	31,600	23,700	4,600	15%	7,900	33%
New insurance written	39,800	69,600	38,800	(29,800)	(43)%	30,800	79%
Net premiums written	793	647	493	146	23%	154	31%

(1)	The December 31, 2007 amount for risk in-force previously presented in the 2007 Annual Report on Form 10-K has been revised to exclude deductible amounts specific to our GSE Alt-A and portfolio deals where the counterparty was in a first loss position.

2008 compared to 2007

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased as a result of high persistency and flow new insurance written despite a tightening of domestic credit markets and lending guidelines impacting mortgage originations. Our flow persistency was 85% and 79% for the years ended December 31, 2008 and 2007, respectively. We believe that increased persistency combined with moderate growth of new insurance written could lead to growing levels of insurance in-force.

New insurance written

New insurance written decreased primarily driven by the substantial decline in overall mortgage originations, particularly in the fourth quarter of 2008, as a result of continued weak housing markets and the lack of mortgage credit liquidity. In addition, tighter mortgage insurance guidelines and mortgage lender underwriting standards have contributed to a decline in market penetration. Our bulk writings have also decreased in 2008 due to a shutdown of the private mortgage securitization market, lack of liquidity and underwriting guideline changes.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force and higher policy persistency.

2007 compared to 2006

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written and higher policy persistency. Our flow persistency was 79% and 73% for the years ended December 31, 2007 and 2006, respectively. We believe that the increased demand for private mortgage insurance, sustained higher interest rates, increased persistency and our ongoing growth strategy will lead to growing levels of insurance in-force. The increase in primary insurance in-force reflected an increase in our flow and bulk product writings largely attributable to increased market penetration.

New insurance written

New insurance written increased as a result of an increase in demand for flow private mortgage insurance, our expansion of market share, partially offset by a decrease in bulk writings.

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force, higher policy persistency and an increase in new insurance written.

Loss and expense ratios

	As of or for the years ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Loss ratio	165%	68%	29%	97%	39%
Expense ratio	30%	25%	34%	5%	(9)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, amortization of DAC and intangibles and goodwill impairment.

2008 compared to 2007

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

The expense ratio increased as a result of an increase in amortization of DAC and intangibles as a result of a write-down of DAC and an impairment charge related to goodwill, primarily offset by increased premiums written primarily from growth in primary insurance in-force and favorable policy persistency. Excluding the effects of the write-down of DAC, goodwill impairment and the restructuring charge in 2008, the expense ratio would have been 22%.

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

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of the dates indicated:

	December 31,
(Amounts in millions)	2008	2007 (4)	2006 (4)
Primary risk in-force lender concentration (by original applicant)	$35,822	$31,178	$23,237
Top 10 lenders	17,639	12,948	8,829
Top 20 lenders	21,140	16,781	11,456

Loan-to-value ratio:
95.01% and above	$9,084	$8,845	$5,378
90.01% to 95.00%	12,247	9,995	8,139
80.01% to 90.00%	13,691	11,078	9,025
80.00% and below	800	1,260	695

Total	$35,822	$31,178	$23,237

Loan grade:
Prime	$31,838	$27,114	$20,640
A minus and sub-prime	3,984	4,064	2,597

Total	$35,822	$31,178	$23,237

Loan type (1):
Fixed rate mortgage:
Flow	$33,928	$28,616	$21,171
Bulk	779	745	532
Adjustable rate mortgage:
Flow	1,022	1,201	1,313
Bulk	93	616	221

Total	$35,822	$31,178	$23,237

Type of documentation:
Alt-A (2):
Flow	$1,359	$1,566	$1,334
Bulk	324	337	180
Standard (3):
Flow	33,591	28,251	21,150
Bulk	548	1,024	573

Total	$35,822	$31,178	$23,237

Mortgage term:
15 years and under	$428	$354	$439
More than 15 years	35,394	30,824	22,798

Total	$35,822	$31,178	$23,237

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
(2)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans.
(3)	Standard includes loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected default rates consistent with our standard portfolio.

(4)	The December 31, 2007 and 2006 amounts previously presented in the 2007 Annual Report on Form 10-K have been revised to exclude deductible amounts specific to our GSE Alt-A and portfolio deals where the counterparty was in a first loss position.

Loans in default and claims

The claim process in our U.S. Mortgage Insurance segment is similar to the process we follow in our international mortgage insurance business. See “—International Mortgage Insurance—Loans in default and claims.” The following table sets forth the number of loans insured, the number of loans in default and the default rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	December 31,
	2008	2007	2006
Primary insurance:
Insured loans in-force	990,357	963,218	778,311
Loans in default	83,377	40,959	24,296
Percentage of loans in default (default rate)	8.42%	4.25%	3.12%

Flow loans in-force	846,645	769,481	638,833
Flow loans in default	72,166	35,489	22,966
Percentage of flow loans in default (default rate)	8.52%	4.61%	3.59%

Bulk loans in-force	143,712	193,737	139,478
Bulk loans in default (1)	11,211	5,470	1,330
Percentage of bulk loans in default (default rate)	7.80%	2.82%	0.95%

A minus and sub-prime loans in-force	104,845	109,262	75,234
A minus and sub-prime loans in default	23,047	12,863	7,258
Percentage of A minus and sub-prime loans in default (default rate)	21.98%	11.77%	9.65%

Pool insurance:
Insured loans in-force	21,940	19,081	21,597
Loans in default	568	428	402
Percentage of loans in default (default rate)	2.59%	2.24%	1.86%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk loans in default were 4,450, 2,404 and 386 as of December 31, 2008, 2007 and 2006, respectively.

Delinquency and foreclosure levels have increased significantly as the U.S. continues to experience an economic slowdown and weakness in its housing markets. There has also been a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2007, 2006 and 2005. These trends were especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. We have also been experiencing an increase in delinquencies relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Primary insurance default rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary default rates for the various regions of the U.S. and the ten largest states by our risk in-force as of December 31, 2008. Default rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2008	Default rate December 31,
		2008	2007	2006
By Region:
Southeast (1)	23%	11.73%	5.48%	3.36%
South Central (2)	17	7.27%	3.63%	3.18%
Northeast (3)	13	6.72%	3.99%	3.34%
North Central (4)	12	6.90%	3.71%	2.80%
Pacific (5)	11	10.77%	3.51%	1.44%
Great Lakes (6)	8	8.16%	5.60%	4.75%
Plains (7)	6	4.72%	2.87%	2.52%
Mid-Atlantic (8)	5	7.03%	3.23%	2.21%
New England (9)	5	7.03%	3.81%	2.66%

Total	100%	8.42%	4.25%	3.12%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington, D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of December 31, 2008	Default rate December 31,
		2008	2007	2006
By State:
Florida	8%	20.94%	7.04%	2.17%
Texas	7%	6.25%	3.80%	3.89%
New York	6%	5.26%	3.18%	2.59%
California	5%	13.36%	4.24%	0.99%
Illinois	5%	8.92%	4.06%	3.08%
North Carolina	4%	6.74%	4.16%	4.04%
Georgia	4%	10.21%	5.91%	4.22%
Pennsylvania	4%	6.97%	4.73%	4.47%
New Jersey	4%	9.52%	4.51%	3.14%
Arizona	3%	13.31%	3.77%	1.60%

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

The following table sets forth the dispersion of our primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2008:

(Amounts in millions)	Average rate	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
1997 and Prior	8.21%	$1,422	0.9%	$359	1.0%
1998	7.16%	656	0.4	174	0.5
1999	7.32%	804	0.5	202	0.6
2000	8.16%	533	0.3	130	0.4
2001	7.41%	1,765	1.1	449	1.3
2002	6.60%	4,380	2.7	1,087	3.0
2003	5.64%	17,667	10.9	2,940	8.2
2004	5.86%	9,707	6.0	2,111	5.9
2005	5.98%	14,718	9.1	3,668	10.2
2006	6.56%	23,740	14.6	4,988	13.9
2007	6.67%	49,315	30.3	10,579	29.5
2008	6.23%	37,751	23.2	9,135	25.5

Total portfolio	6.37%	$162,458	100.0%	$35,822	100.0%

Claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims are paid during the first two years after loan origination. However, this is not the case with our 2007 and 2006 books. Primary insurance written for the period from January 1, 2001 through December 31, 2005 represented 30% of our primary insurance in-force as of December 31, 2008. This portion of our loan portfolio is in its expected peak claim period with respect to traditional primary loans. We believe our A minus and sub-prime loans will have earlier incidences of default than our prime loans. A minus and sub-prime loans represented 11% and 13% of our primary risk in-force as of December 31, 2008 and 2007, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2008 were $481 million, compared to $193 million and $135 million for the years ended December 31, 2007 and 2006, respectively. Pool insurance claims paid were $1 million or less for the years ended December 31, 2008, 2007 and 2006.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 105%, 99% and 96% for the years ended December 31, 2008, 2007 and 2006, respectively.

Corporate and Other

The following table sets forth the results of operations relating to Corporate and Other activities:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$21	$24	$27	$(3)	(13)%	$(3)	(11)%
Net investment income	39	65	96	(26)	(40)%	(31)	(32)%
Net investment gains (losses)	(79)	(15)	(12)	(64)	NM (1)	(3)	(25)%
Insurance and investment product fees and other	39	(2)	7	41	NM (1)	(9)	(129)%

Total revenues	20	72	118	(52)	(72)%	(46)	(39)%

Benefits and expenses:
Benefits and other changes in policy reserves	2	1	3	1	100%	(2)	(67)%
Acquisition and operating expenses, net of deferrals	54	57	65	(3)	(5)%	(8)	(12)%
Amortization of deferred acquisition costs and intangibles	10	18	5	(8)	(44)%	13	NM (1)
Interest expense	258	242	218	16	7%	24	11%

Total benefits and expenses	324	318	291	6	2%	27	9%

Income (loss) from continuing operations before income taxes	(304)	(246)	(173)	(58)	(24)%	(73)	(42)%
Provision (benefit) for income taxes	(112)	(84)	(52)	(28)	(33)%	(32)	(62)%

Income (loss) from continuing operations	(192)	(162)	(121)	(30)	(19)%	(41)	(34)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	53	7	8	46	NM (1)	(1)	(13)%
Expenses related to reorganization, net of taxes	4	14	—	(10)	(71)%	14	NM (1)

Net operating loss	$(135)	$(141)	$(113)	$6	4%	$(28)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Net operating loss

The decrease in the net operating loss was primarily attributable to an increase in the income tax benefit and gain on the repurchase of debt, partially offset by lower net investment income and higher interest expense.

Revenues

Lower net investment income was a result of lower yields from holding higher cash balances to cover near-term obligations. Net investment losses were primarily a result of impairments recorded in 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The increase in insurance and investment product fees and other was mainly attributable to a $44 million gain from the repurchase of senior notes in the fourth quarter of 2008.

Expenses

The increase in interest expense was primarily due to an additional debt issuance in the second quarter of 2008. The increase in the income tax benefit was primarily driven by a higher pre-tax loss.

The non-operating expenses related to various reorganization activities in 2008 and 2007. In the fourth quarter of 2008, we recorded $7 million, before taxes, related to the plan for workforce reduction and other restructuring actions. In the first quarter of 2007, we recorded a $13 million pre-tax impairment of internal-use software and $8 million of pre-tax severance and other employee termination related expenses.

2007 compared to 2006

Net operating loss

The increase in the net operating loss was primarily attributable to lower net investment income and higher interest expense, partially offset by an increase in the income tax benefit.

Revenues

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

Expenses

The increase in interest expense was primarily due to an additional debt issuance in the fourth quarter of 2006, partially offset by the derecognition of borrowings related to securitization entities in the first quarter of 2006. The increase in income tax benefit was driven by an increase in pre-tax loss and favorable examination developments, which included state income taxes.

The non-operating expenses related to reorganization consisted of a $13 million pre-tax impairment of internal-use software and $8 million of pre-tax severance and other employee termination related expenses in the first quarter of 2007.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable (1)	5.6%	$2,878	6.0%	$3,189	5.8%	$2,930	(0.4)%	$(311)	0.2%	$259
Fixed maturity securities—non-taxable	4.6%	109	4.7%	102	4.7%	122	(0.1)%	7	—%	(20)
Commercial mortgage loans	6.1%	523	6.3%	548	6.4%	507	(0.2)%	(25)	(0.1)%	41
Equity securities	8.2%	29	14.5%	31	12.3%	23	(6.3)%	(2)	2.2%	8
Other invested assets	(0.1)%	(2)	10.6%	97	9.9%	51	(10.7)%	(99)	0.7%	46
Policy loans	9.2%	162	9.1%	144	8.9%	128	0.1%	18	0.2%	16
Restricted investments held by securitization entities	—%	—	—%	—	5.1%	7	—%	—	(5.1)%	(7)
Cash, cash equivalents and short-term investments	2.5%	132	4.2%	119	4.3%	95	(1.7)%	13	(0.1)%	24

Gross investment income before expenses and fees	5.3%	3,831	6.0%	4,230	5.9%	3,863	(0.7)%	(399)	0.1%	367
Expenses and fees	(0.1)%	(101)	(0.1)%	(95)	(0.1)%	(76)	—%	(6)	—%	(19)

Net investment income	5.2%	$3,730	5.9%	$4,135	5.8%	$3,787	(0.7)%	$(405)	0.1%	$348

(1)	Includes $22 million adjustment in the fourth quarter of 2006 related to reinsurance assumed in our lifestyle protection insurance business previously reflected as risk transfer and adjusted to reflect deposit accounting.

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values. Bond calls and commercial mortgage loan prepayments were $33 million, $59 million and $35 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, there was a $16 million release of commercial mortgage loan loss reserves in 2006.

The decrease in overall investment yield in 2008 was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we held higher cash and short-term investment balances to cover near term obligations and portfolio repositioning strategies that have resulted in reduced yields on our investment portfolio. Also contributing to decreased yields were lower valuation marks on limited partnership investments.

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

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Available-for-sale securities:
Realized gains on sale	$133	$36	$72
Realized losses on sale	(250)	(106)	(118)
Impairments	(2,131)	(229)	(8)
Loss on derecognition of securitization entities	—	—	(17)
Trading securities	(43)	(14)	(1)
Commercial mortgage loans	(2)	(11)	—
Derivative instruments	611	(9)	3
Other	(27)	1	—

Net investment gains (losses)	$(1,709)	$(332)	$(69)

2008 compared to 2007

•

Net investment losses increased principally as a result of an increase in impairments. We incurred $1,670 million of credit and/or cash flow related impairments and $461 million related to a change in intent to hold securities to recovery. Of total impairments, $785 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $404 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change of intent to hold securities to recovery. We also had $382 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment gains from derivatives were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, which was partially offset by the losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk during 2008.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2008 and 2007 was $2,285 million and $4,638 million, respectively, which was approximately 93% and 97%, respectively, of book value and primarily driven by the higher interest rate environment, including widening credit spreads.

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

Commercial mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$26	$15	$31
Provision	3	11	1
Release	(6)	—	(17)

Balance as of December 31	$23	$26	$15

The allowance for losses included reserve adjustments associated with commercial mortgage loans that were classified as held-for-sale in our commercial mortgage warehouse facility. During 2008, we transferred the loans within the commercial mortgage warehouse facility to our general account and reclassified the loans as held-for-investment and, as a result, the lower of cost or market reserve was released. The increase in the provision during 2007 was related to growth in the portfolio and a change in reserving assumptions to reflect the current market environment. During 2006, we reduced our reserve for commercial loan losses from $31 million to $15 million reflecting continued strong credit performance in this portfolio.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$32,297	47%	$39,896	54%
Private	10,574	16	15,258	21
Commercial mortgage loans	8,262	12	8,953	12
Other invested assets	7,411	11	4,676	6
Policy loans	1,834	3	1,651	2
Equity securities, available-for-sale	234	—	366	1
Cash and cash equivalents	7,328	11	3,091	4

Total cash, cash equivalents and invested assets	$67,940	100%	$73,891	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of December 31, 2008, approximately 24% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$42,871	$—	$32,311	$10,560
Equity securities, available-for-sale	234	37	137	60
Other invested assets (a)	4,639	—	3,581	1,058

Total investments	$47,744	$37	$36,029	$11,678

(a)	Includes derivatives, trading securities and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following table presents additional information about investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

	Year ended December 31, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets (a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(1,423)	(2)	781	(644)
Included in other comprehensive income (loss)	(1,899)	—	—	(1,899)
Purchases, sales, issuances and settlements, net	(610)	3	(51)	(658)
Transfers in (out) of Level 3	9,698	29	9	9,736

Ending balance as of December 31, 2008	$10,560	$60	$1,058	$11,678

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(1,408)	$(3)	$592	$(819)

(a)	Includes certain trading securities and derivatives.

As included in the Level 3 table above for the year ended December 31, 2008, the fair value of fixed maturity securities classified as Level 3 measurements increased by $5.8 billion primarily as a result of an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of December 31, 2008 but was not previously classified as Level 3 as of January 1, 2008. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed, asset-backed and private placement securities based on the lack of market observable inputs for these securities. Offsetting this increase was a decrease in fair value of mortgage-backed and asset-backed securities. In addition, the sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3.

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

Fixed maturity and equity securities

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Mortgage and asset-backed	11,632	166	(3,013)	8,785

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non-U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non-U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through December 31, 2008 were primarily a result of continued widening credit spreads in 2008, particularly in corporate securities in the finance and insurance sector, as well as mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$185	$—	$(40)	$145
AA	260	—	(110)	150

Subtotal	445	—	(150)	295
A	200	—	(91)	109
BBB	148	—	(61)	87
BB	62	—	(30)	32
B	20	—	(8)	12
CCC and lower	70	1	(19)	52

Total sub-prime securities	$945	$1	$(359)	$587

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

As of December 31, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$171	$—	$—	$171
2005	196	—	—	196
2006	165	—	—	165
2007	55	—	—	55

Total sub-prime securities	$587	$—	$—	$587

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$303	$—	$(98)	$205
AA	168	—	(65)	103

Subtotal	471	—	(163)	308
A	77	3	(30)	50
BBB	109	—	(46)	63
BB	43	—	(15)	28
B	12	—	—	12
CCC and lower	24	8	(2)	30

Total Alt-A securities	$736	$11	$(256)	$491

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

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2008 were primarily a result of widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of December 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of December 31, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$140	$—	$—	$140
2005	214	—	—	214
2006	95	—	—	95
2007	42	—	—	42

Total Alt-A securities	$491	$—	$—	$491

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,589	$44	$(668)	$2,965
AA	690	—	(350)	340

Subtotal	4,279	44	(1,018)	3,305
A	544	1	(285)	260
BBB	293	11	(156)	148
BB	63	—	(28)	35
B	14	—	(6)	8
CCC and lower	4	—	(2)	2
In or near default	1	—	(1)	—

Total commercial mortgage-backed securities	$5,198	$56	$(1,496)	$3,758

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,771	$44	$(69)	$3,746
AA	717	—	(41)	676

Subtotal	4,488	44	(110)	4,422
A	494	1	(46)	449
BBB	297	5	(25)	277
BB	57	4	(3)	58
B	23	5	(1)	27
CCC and lower	30	1	(2)	29
In or near default	1	—	—	1

Total commercial mortgage-backed securities	$5,390	$60	$(187)	$5,263

As of December 31, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,053	$—	$425	$1,628
2005	515	—	41	474
2006	702	—	44	658
2007	488	—	29	459

Total commercial mortgage-backed securities	$3,758	$—	$539	$3,219

As of December 31, 2008, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$885	$—	$399	$486
2005	574	—	297	277
2006	1,103	—	610	493
2007	1,076	—	503	573
2008	311	—	228	83

Total other mortgage-backed and asset-backed securities	$3,949	$—	$2,037	$1,912

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Tax exempt	$915	$(78)	281	$262	$(150)	100
Government—non-U.S.	287	(49)	120	34	(18)	34
U.S. corporate	7,583	(956)	926	6,901	(2,012)	683
Corporate—non-U.S.	4,003	(570)	648	3,004	(1,011)	411
Mortgage and asset-backed	1,818	(441)	371	5,119	(2,572)	863

Subtotal, fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091
Equity securities	62	(45)	15	52	(26)	6

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

% Below cost—fixed maturity securities:
<20% Below cost	$12,427	$(1,031)	1,831	$8,518	$(948)	912
20-50% Below cost	2,059	(888)	442	5,603	(2,759)	818
>50% Below cost	120	(175)	73	1,199	(2,056)	361

Total fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091

% Below cost—equity securities:
20-50% Below cost	41	(20)	11	52	(26)	6
>50% Below cost	21	(25)	4	—	—	—

Total equity securities	62	(45)	15	52	(26)	6

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

Investment grade	$13,719	$(1,908)	2,026	$14,628	$(5,437)	1,908
Below investment grade	949	(231)	335	744	(352)	189

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

The investment securities in an unrealized loss position as of December 31, 2008 consisted of 4,458 securities and accounted for unrealized losses of $7,928 million. Of these unrealized losses of $7,928 million, 93% were investment grade (rated AAA through BBB-) and 25% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 75% of unrealized losses that were more than 20% below cost, approximately 50% were U.S. and non-U.S. corporate securities and approximately 45% were mortgage-backed and asset-backed securities.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more. Virtually all of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S. and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of December 31, 2008.

•

A subset of the securities issued by banks and other financial institutions represent investments in hybrid instruments on which a debt impairment model was employed. The majority of these hybrid securities was with foreign financial institutions and retains a credit rating of investment grade. A small number of these securities are rated below investment grade and therefore on these securities we employ an equity impairment model. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions and the risk that these institutions could be nationalized.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for twelve months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. Rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2008, 1,185 securities were 20% or more below cost, of which 147 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $346 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms.

As of December 31, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The preceding table includes certain hybrid securities with gross unrealized losses of approximately $91 million that were downgraded in early 2009. The rating actions, which were considered by management in our conclusion about whether such securities were other-than-temporarily impaired as of December 31, 2008, occurred after a capital restructuring announced by the issuer in January 2009. These subsequent events included rating downgrades to below investment grade that resulted in the assignment of split ratings by the rating agencies on these securities. As a result, in the first quarter of 2009, it is probable that we will apply the equity impairment model to such securities and application of this equity impairment model would lead us to recognize write-downs on such securities.

Despite the considerable analysis and rigor employed on these investments, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our consolidated financial statements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$2,215	30%	$900	19%
Derivatives counterparty collateral	1,605	22	372	8
Securities lending collateral	1,469	20	2,397	51
Short-term investments	1,119	15	77	2
Limited partnerships	715	10	632	14
Trading securities	169	2	254	5
Other investments	119	1	44	1

Total other invested assets	$7,411	100%	$4,676	100%

Our investments in derivatives and derivative counterparty collateral increased as a result of increased activity in 2008, particularly in the fourth quarter, and an increase in market values driven by the current interest rate environment. Limited partnerships increased primarily from new partnership investments and calls on outstanding commitments. The increase in short-term investments was to cover near term obligations and portfolio repositioning strategies. The increase in other investments was driven by increased activity in bank loans. These increases were offset by a decline in demand for the securities lending program.

Derivatives

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	December 31,
	2008			2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$13,559	$1,116	$185	$23,138	$740	$74
Swaptions	12,000	780	60	—	—	—
Foreign currency swaps	746	166	1	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	659	152	—	979	127	—
Credit default swaps	610	1	27	10	—	—
Financial futures	2,194	—	—	106	—	—

Total derivatives	$29,768	$2,215	$273	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of December 31, 2008 and 2007, the fair value presented in the preceding table included $1,317 million and $147 million, respectively, of derivative assets and $182 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was due to an increase of $12.0 billion of interest rate swaptions used to manage statutory capital requirements related to our life insurance subsidiaries and an increase of $6.6 billion of interest rate swaps to swap fixed rate assets or liabilities to floating rate assets or liabilities. In addition, we had an increase of $2.1 billion in our financial futures programs and an increase of $0.6 billion related to our credit default swap programs. Partially offsetting these increases was a $15.9 billion decrease in forward starting interest rate swaps related to our long-term care insurance business largely due to early terminations to reduce our counterparty credit exposure and increase liquidity.

Consolidated Balance Sheets

Total assets. Total assets decreased $6.9 billion from $114.3 billion as of December 31, 2007 to $107.4 billion as of December 31, 2008.

•

Cash, cash equivalents and invested assets decreased $6.0 billion primarily due to a decrease of $12.3 billion in our fixed maturity securities portfolio which included an increase in net unrealized investment losses of $6.1 billion due to a generally higher interest rate environment, including widening credit spreads. This decrease was partially offset by an increase in cash and cash equivalents of $4.2 billion as we are holding cash to meet scheduled maturities. We also had increases from derivatives and derivatives counterparty collateral of $2.5 billion and short-term investments of $1.0 billion, partially offset by a decrease in our securities lending program of $0.9 billion.

•

Deferred acquisition costs increased $0.8 billion associated with the growth of our insurance in-force, partially offset by an increase in amortization during the current year related to recoverability from market impacts.

•

The deferred tax asset increased $1.0 billion primarily due to lower deferred taxes as a result of an increase in unrealized investment losses. These decreases were partially offset by increased deferred taxes from the current year provision.

•	Separate account assets decreased $3.6 billion primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $2.3 billion from $100.8 billion as of December 31, 2007 to $98.5 billion as of December 31, 2008.

•

Our policyholder-related liabilities increased $1.2 billion as growth of our insurance in-force and increases in our U.S. mortgage insurance reserves from unfavorable loss trends. These increases were partially offset by maturities of our institutional products and a decrease in unearned premiums as a result of unfavorable changes in foreign exchange rates.

•	Short-term borrowings increased $0.9 billion from borrowings under our credit facilities in the fourth quarter of 2008.

•

Long-term borrowings increased $0.4 billion primarily from a $0.6 billion from the issuance of senior notes in the second quarter of 2008, partially offset by debt repurchases of $0.4 billion in the fourth quarter of 2008.

•

The deferred tax liability decreased $1.0 billion as we now have a deferred tax asset, with the exception of our foreign jurisdictions, primarily due to lower deferred taxes from an increase in unrealized investment losses.

•	Separate account liabilities decreased $3.6 billion primarily as a result of unfavorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity decreased $4.6 billion from $13.5 billion as of December 31, 2007 to $8.9 billion as of December 31, 2008.

•

Accumulated other comprehensive income (loss) decreased $3.8 billion primarily attributable to an increase in net unrealized investment losses. Net unrealized investment losses, net of tax and other adjustments, increased $3.5 billion to $4.0 billion driven primarily by a generally higher interest rate environment in 2008, including widening credit spreads. Also, during the 2008, the U.S. dollar strengthened against other currencies resulting in a decrease in foreign currency translation adjustments of $1.0 billion. Derivatives qualifying as hedges, net of tax, increased $0.7 billion primarily attributable to new derivatives entered into during 2008 and changes in interest rates that impact the fair value of our forward starting interest rate swaps.

•	We purchased $0.1 billion of treasury stock during the year ended December 31, 2008.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2008	2007	2006
Net cash from operating activities	$5,443	$4,791	$4,365
Net cash from investing activities	1,965	(1,880)	(2,898)
Net cash from financing activities	(2,913)	(2,295)	(835)

Net increase in cash less foreign exchange effect	$4,495	$616	$632

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities in 2008 was primarily driven by higher claims paid related largely to our U.S. mortgage insurance business and lower net investment income from lower yields, partially offset by increased derivative activity.

In analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities increased in 2008 as proceeds from sales and maturities of investments exceeded purchases of investments as we are holding higher cash balances to cover near-term obligations.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, the issuance and acquisition of debt and equity securities, the issuance and repayment of borrowings and non-recourse funding obligations, as well as dividends to our stockholders and other capital transactions. Total cash used for stock repurchases was $76 million during 2008 as compared to $1,124 million in 2007. Cash from financing activities in 2008 also included net redemptions on investment contracts of $3,918 million as scheduled maturities exceeded new issuances. There were no issuances of non-recourse funding obligations during 2008. In May 2008, we issued senior notes having an aggregate principal amount of $600 million. During the fourth quarter of 2008, we borrowed $930 million under our revolving credit facilities and used a portion of the proceeds to repurchase $361 million in principal of our senior notes maturing in 2009 at a discount. See note 14 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $1.4 billion as of December 31, 2008. As of December 31, 2008, the fair value of collateral held under the securities lending program was $1.5 billion and the offsetting obligation to return collateral of $1.5 billion was included in other liabilities on the consolidated balance sheet.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2008, the fair value of securities pledged under the repurchase program was $866 million and the offsetting repurchase obligation of $836 million was included in other liabilities on the consolidated balance sheet.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash include proceeds from the issuance of debt and equity securities, including commercial paper, borrowings pursuant to our credit facilities, and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock, and, potentially, acquisitions.

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2008, 2007 and 2006, we received dividends from our insurance subsidiaries of $300 million (none of which were deemed “extraordinary”), $750 million ($163 million of which were deemed “extraordinary”) and $587 million ($231 million of which were deemed “extraordinary”), respectively. Based on estimated statutory results as of December 31, 2008, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.7 billion to us in 2009 without obtaining regulatory approval. However, given the current market conditions, we do not expect our insurance subsidiaries to pay dividends of more than $400 million to us in 2009.

We provided capital support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $875 million as of December 31, 2008. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•

A capital support agreement of up to $400 million with one of our insurance subsidiaries domiciled in Bermuda to fund claims under an intercompany reinsurance agreement to support our life insurance business;

•	A capital support agreement of up to $260 million with one of our insurance subsidiaries to fund claims to support our international mortgage insurance business in Mexico; and

•

A capital support agreement of up to $200 million with one of our insurance subsidiaries to fund claims under an excess of loss intercompany reinsurance agreement to support our international mortgage insurance business. This agreement is in addition to the primary excess of loss reinsurance agreement.

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2008.

In addition to capital support, we also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $315 million as of December 31, 2008. We also provide an unlimited guarantee to third parties for the solvency of our mortgage insurance subsidiary located in the U.K.

In connection with our IPO, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation was $358 million as of December 31, 2008.

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted-average price of $22.95. There were no repurchases during the remainder of 2008. In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program indefinitely. As of December 31, 2008, the remaining repurchase capacity under the stock repurchase program was $900 million. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

The following table sets forth our parent company only condensed cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2008	2007	2006
Net cash from operating activities	$164	$895	$380
Net cash from investing activities	(623)	225	(180)
Net cash from financing activities	962	(847)	(448)

Net increase (decrease) in cash less foreign exchange effect	$503	$273	$(248)

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. The decrease in cash provided by operating activities was primarily attributable to lower dividends received from our subsidiaries in 2008.

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. For the year ended December 31, 2008, we received net cash proceeds of $19 million from maturities of fixed maturity securities. During 2008, we made $634 million of capital contributions to our subsidiaries as compared to $399 million in 2007. For the year ended December 31, 2007, we received net cash proceeds of $613 million from the sale of our discontinued operations in May 2007 and $11 million from maturities of fixed maturity securities.

Cash flows from financing activities are affected by payments and proceeds from our borrowings, dividends paid to our stockholders and treasury stock acquisitions. For the year ended December 31, 2008, we acquired $76 million of treasury stock and paid $175 million in dividends to our stockholders. During the fourth quarter of 2008, we borrowed $930 million under our revolving credit facilities and used a portion of the proceeds to repurchase $361 million in principal of our senior notes maturing in 2009 at discount. Additionally, in 2008, we issued senior notes having an aggregate principal amount of $600 million. For the year ended December 31, 2007, we acquired $1,124 million of treasury stock and paid $163 million in dividends to our stockholders. In 2007, we issued senior notes having an aggregate principal amount of $350 million. The net proceeds from the issuance of those senior notes were used to partially repay $500 million of our senior notes that matured in June 2007, with the remainder repaid with cash on hand. In May 2007, Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock for $600 million that was used to repurchase shares of our Class A Common Stock.

In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturity securities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2008, our total cash, cash equivalents and invested assets were $67.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2008.

All of our life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations. However, the impairments in our investment portfolio during 2008 would have had a material adverse impact on the RBC ratios of our life insurance subsidiaries had our holding company not strengthened the capital levels of those subsidiaries. In particular, in connection with the preparation of our statutory financial statements for the third quarter of 2008, our holding company contributed $500 million of additional capital to certain of our life insurance subsidiaries.

As of December 31, 2008, we had $3.5 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

As of December 31, 2008, our institutional business in our Retirement and Protection segment had outstanding $6.7 billion of FABNs and funding agreements, of which $1.3 billion had previously offered options for contractholders to make an election to extend the maturity date of the contract. Recent credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields, credit quality and/or greater liquidity. Therefore, the contractholders with extension options elected not to extend the maturity date on their contracts, and consequently, $1.3 billion will now mature over the next twelve months. Also, none of our funding agreements had put provisions that would provide the contractholder the option to terminate the funding agreement for any reason.

As of December 31, 2008, we had approximately $1.1 billion of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and, therefore, are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of December 31, 2008 was $1.0 billion.

Capital resources and financing activities

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month LIBOR plus margin. LCP had committed $70 million under the August 2012 credit facility and Lehman FSB had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of December 31, 2008, we had borrowings of $930 million under these facilities and we utilized an additional $184 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. We used a portion of the proceeds from borrowings under these facilities to repurchase a portion of our senior notes outstanding. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding AOCI.

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

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements in the current market environment. However, we will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact to us from any further disruptions in the credit markets. For further information about our borrowings, refer to note 14 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Capital and liquidity plans in the current market environment

During 2008, the capital and credit markets experienced extreme volatility and disruption. The volatility and disruptions have intensified significantly with a severity and speed that was not anticipated. This has been driven by, among other things, heightened concerns over the conditions in the U.S. housing market, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. During 2008, among many other events, Fannie Mae and Freddie Mac were placed under federal conservatorship, Lehman Brothers Holdings Inc. filed for bankruptcy, Merrill Lynch and Wachovia were both sold to other banks, Goldman Sachs and Morgan Stanley became bank holding companies subject to regulation by the Federal Reserve, various government support programs were passed and rejected, and the Dow Jones Industrial Average had its largest single day point increase and decrease. All of these events contributed to, or in some cases were caused by, the unprecedented market conditions.

The recent market conditions have also adversely impacted our capital and liquidity plans, results of operations and financial position. These conditions disrupted our plans or certain options in the second half of 2008 to generate liquidity and capital for our operations through issuances of commercial paper and other debt and hybrid securities or sales of investment securities (without realizing material losses). This environment has also made entering into certain types of reinsurance arrangements that transfer significant asset or investment risk that provide additional capital at our insurance subsidiaries challenging. In addition, during 2008, we incurred significant investment losses as a result of impairments, changes in intent to hold securities to recovery and credit-related losses.

We completed several transactions in the fourth quarter of 2008 that helped provide liquidity. We borrowed $930 million under our credit facilities and used a portion of the proceeds to repurchase $361 million in principal of our senior notes maturing in 2009 at a discount. We intend to repay and retire $329 million and $410 million of senior notes that mature in May and June 2009, respectively, with available cash. Additionally, we entered into several reinsurance arrangements to provide additional capital to our insurance subsidiaries. In November 2008, our Board of Directors decided to suspend the payment of dividends on our common stock and suspend repurchases of our common stock under our stock repurchase program indefinitely. In December 2008, we also announced a plan to reduce costs by eliminating approximately 1,000 jobs globally. That plan is expected to be completed by the end of the first quarter of 2009. As discussed below, we are pursuing a variety of other strategies to meet the liquidity and capital raising challenges in the current market environment or under various future market scenarios.

In order to enhance the holding company’s liquidity to meet its obligations when they come due and to be able to provide additional capital to our insurance subsidiaries to the extent they require it in the future and the holding company determines it appropriate to do so, we are actively pursuing a plan that includes various options to increase our liquidity and capital levels or flexibility. The plan includes reducing sales of certain insurance products (to relieve capital requirements, to reflect the economic environment and our risk requirements and to optimize profitability) and further reducing operating expenses. In order to provide us with increased flexibility to address market challenges and developments, our plan also includes potentially the sale of assets (including assets in our investment portfolio or blocks of business), the incurrence of additional debt or access to government funding programs such as TARP. In addition, funding sources could potentially include issuing equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business (including investor perceptions of the likelihood that we will incur material investment losses in the future). In addition, we continue to review strategic alternatives for our U.S. mortgage insurance business. To date, however, we have not identified any immediate alternatives that we find attractive or viable. Therefore, we continue to operate the business in a disciplined fashion with sound risk and capital management practices.

We believe that we will be able to successfully complete one or more of the liquidity and capital enhancing actions described above, and that those actions, together with anticipated cash flows from operations will provide us with sufficient liquidity to meet our anticipated future funding needs. However, we cannot be sure that our funding needs will not unexpectedly increase materially and suddenly, as a result of further general market deterioration, events specific to our operations or otherwise, or that we will be able to successfully implement our plan or with the targeted results or in the time frames needed. Downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company before we have had an opportunity to implement our plan or thereafter could cause us to narrow the scope of our business and/or have a material adverse impact on our business, financial condition and results of operations. For a discussion of the risks associated with implementing our plan and downgrades of our ratings (including those recently announced), see “Item 1A. — Risk Factors.”

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations, as of December 31, 2008, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2009	2010- 2011	2012- 2013	2014 and thereafter
Borrowings and interest (1)	$12,755	$755	$766	$421	$10,813
Operating lease obligations	134	29	44	28	33
Other purchase liabilities (2)	141	69	58	11	3
Securities lending and repurchase obligations (3)	2,306	1,826	240	231	9
Limited partnership commitments (4)	366	133	127	60	46
Insurance liabilities (5)	82,813	7,476	10,558	8,680	56,099
Tax matters agreement (6)	488	27	84	91	286
Unrecognized tax benefits (7)	304	103	31	97	73

Total contractual obligations	$99,307	$10,418	$11,908	$9,619	$67,362

(1)	Includes payments of principal and interest on our short- and long-term borrowings, non-recourse funding obligations and dividend payments on our mandatorily redeemable Series A Preferred Stock, as described in note 14 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake IV, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years.
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2009.
(4)	Includes amounts we are committed to fund interests in limited partnerships.
(5)	Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations recorded in the consolidated balance sheets are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.
(6)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 15 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.
(7)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 15 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2008 and 2007 were $1.5 billion and $1.6 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in the years ended December 31, 2008 and 2007. We recognized an investment loss on the sale of $11 million, net of tax, from a re-securitization transaction in 2006 as further discussed under “Securitization Entities.”

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of December 31, 2008, we provided limited recourse for a maximum of $119 million of credit losses. To date, we have not been required to make any payments under any of the credit support agreements. These agreements will remain in place throughout the life of the related entities.

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

Securitization Entities

GE Capital, our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities, and therefore, makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, GE Capital was required to consolidate the funding conduit because of this financial support. Prior to 2006, GE Capital had an ownership interest in us and we were required to include assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, in our consolidated financial statements because the funding conduit no longer qualified as a third-party. However, as a result of GE Capital no longer having an ownership interest in us, in March 2006, the respective funding conduit re-qualified as a third-party and these securitization entities regained their qualifying status under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our consolidated financial statements. We continue to hold a retained interest in the form of interest-only strips classified as fixed maturity securities available-for-sale in our consolidated balance sheets. We recognized an investment loss on the sale of $11 million, net of tax, from this re-securitization transaction in 2006.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. Mortgage Insurance segment, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in the first and second quarters of the calendar year and increase in the third and fourth quarters. As a result, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. During 2009, however, delinquencies may be higher in the first and second quarters as a result of the current downturn in the U.S. housing market. See “—Business trends and conditions.” In addition, incurred claims for our Medicare supplement insurance are seasonal in nature due to the timing of health care usage and payment of Medicare deductibles, which are both higher in the first half of the year.

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

Credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities during 2008. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

In 2008, the U.S. dollar strengthened against the currencies in our principal international locations (Canada, Australia and Europe). This has resulted in lower levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency rates have had during the year.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2008 and 2007 was $60.6 billion and $70.8 billion, respectively, of which 71% and 78%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2008, 2007 and 2006, 116%, 43% and 35%, respectively, of our income from continuing operations, excluding net investment gains (losses), were generated by our international operations.

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

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, currency exchange rates and equity market prices.

Interest Rate Risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $1.8 billion before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2008.

We also performed a similar sensitivity analysis on our derivative portfolio and embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $671 million for our derivatives portfolio and a decrease of $249 million related to our embedded derivative liabilities as of December 31, 2008.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2008, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our income from continuing operations before income taxes by approximately $61 million.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $81 million as of December 31, 2008. The change in fair value of derivatives may not result in a direct impact to our income from continuing operations as a result of certain derivatives that may be designated as qualifying hedge relationships.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $10 million, based on our equity positions as of December 31, 2008.

We performed a similar sensitivity analysis on our equity market derivatives and embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices resulted in an increase in fair value of $120 million for our equity market derivatives and an increase of $121 million related to our embedded derivative liabilities as of December 31, 2008.

Fluctuations in equity market prices also affect our variable annuity and wealth management products, which depend upon fees that are related primarily to the value of assets under management. Continued equity market volatility could adversely impact our revenues and returns of these products. In addition, material losses in our variable annuity products and associated hedging program could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. We have set individual counterparty limits and consider our exposure to each counterparty by taking into account the specific exposures of each of our subsidiaries to such counterparty on an aggregate basis. If a counterparty exceeds credit exposure limits in terms of amounts owed to us, unless an exception is granted by management, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement.

Swaps and purchased options are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both parties to provide collateral in certain circumstances.

The following table sets forth derivative counterparty credit limits by credit rating as of December 31, 2008:

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007, and share-based payments and pension and other postretirement plan obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

Genworth Financial, Inc.

Consolidated Statements of Income

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues:
Premiums	$6,777	$6,330	$5,802
Net investment income	3,730	4,135	3,787
Net investment gains (losses)	(1,709)	(332)	(69)
Insurance and investment product fees and other	1,150	992	765

Total revenues	9,948	11,125	10,285

Benefits and expenses:
Benefits and other changes in policy reserves	5,806	4,580	4,004
Interest credited	1,293	1,552	1,520
Acquisition and operating expenses, net of deferrals	2,160	2,075	1,858
Amortization of deferred acquisition costs and intangibles	884	831	686
Goodwill impairment	277	—	—
Interest expense	470	481	364

Total benefits and expenses	10,890	9,519	8,432

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(942)	1,606	1,853
Provision (benefit) for income taxes	(370)	452	570

Income (loss) from continuing operations before cumulative effect of accounting change	(572)	1,154	1,283
Income from discontinued operations, net of taxes	—	15	41
Gain on sale of discontinued operations, net of taxes	—	51	—

Income (loss) before cumulative effect of accounting change	(572)	1,220	1,324
Cumulative effect of accounting change, net of taxes	—	—	4

Net income (loss)	$(572)	$1,220	$1,328

Earnings (loss) from continuing operations per common share:
Basic	$(1.32)	$2.62	$2.81

Diluted	$(1.32)	$2.58	$2.73

Earnings (loss) per common share:
Basic	$(1.32)	$2.77	$2.91

Diluted	$(1.32)	$2.73	$2.83

Weighted-average common shares outstanding:
Basic	433.2	439.7	455.9

Diluted	433.2	447.6	469.4

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Balance Sheets

(Amounts in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$42,871	$55,154
Equity securities available-for-sale, at fair value	234	366
Commercial mortgage loans	8,262	8,953
Policy loans	1,834	1,651
Other invested assets	7,411	4,676

Total investments	60,612	70,800
Cash and cash equivalents	7,328	3,091
Accrued investment income	736	773
Deferred acquisition costs	7,786	7,034
Intangible assets	1,147	914
Goodwill	1,316	1,600
Reinsurance recoverable	17,212	16,483
Other assets	1,000	822
Deferred tax asset	1,037	—
Separate account assets	9,215	12,798

Total assets	$107,389	$114,315

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$28,533	$26,740
Policyholder account balances	34,702	36,913
Liability for policy and contract claims	5,322	3,693
Unearned premiums	4,734	5,631
Other liabilities	6,860	6,255
Non-recourse funding obligations	3,455	3,455
Short-term borrowings	1,133	200
Long-term borrowings	4,261	3,903
Deferred tax liability	248	1,249
Separate account liabilities	9,215	12,798

Total liabilities	98,463	100,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 522 million and 521 million shares issued as of December 31, 2008 and 2007, respectively; 433 million and 436 million shares outstanding as of December 31, 2008 and 2007, respectively	1	1
Additional paid-in capital	11,477	11,461

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(4,038)	(526)
Derivatives qualifying as hedges	1,161	473
Foreign currency translation and other adjustments	(185)	780

Total accumulated other comprehensive income (loss)	(3,062)	727
Retained earnings	3,210	3,913
Treasury stock, at cost (88 million and 85 million shares as of December 31, 2008 and 2007, respectively)	(2,700)	(2,624)

Total stockholders’ equity	8,926	13,478

Total liabilities and stockholders’ equity	$107,389	$114,315

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2005	$—	$10,671	$1,404	$1,735	$(500)	$13,310

Cumulative effect of change in accounting, net of income taxes	—	—	(31)	—	—	(31)
Comprehensive income:
Net income	—	—	—	1,328	—	1,328
Net unrealized gains (losses) on investment securities	—	—	(325)	—	—	(325)
Derivatives qualifying as hedges	—	—	(14)	—	—	(14)
Foreign currency translation and other adjustments	—	—	123	—	—	123

Total comprehensive income						1,112
Acquisition of treasury stock	—	—	—	—	(1,000)	(1,000)
Dividends to stockholders	—	—	—	(149)	—	(149)
Stock-based compensation	—	83	—	—	—	83
Other capital contributions	—	5	—	—	—	5

Balances as of December 31, 2006	—	10,759	1,157	2,914	(1,500)	13,330

Cumulative effect of change in accounting, net of income taxes	—	—	—	(54)	—	(54)
Comprehensive income:
Net income	—	—	—	1,220	—	1,220
Net unrealized gains (losses) on investment securities	—	—	(961)	—	—	(961)
Derivatives qualifying as hedges	—	—	98	—	—	98
Foreign currency translation and other adjustments	—	—	433	—	—	433

Total comprehensive income						790
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(1,124)	(1,124)
Dividends to stockholders	—	—	—	(167)	—	(167)
Stock-based compensation	—	99	—	—	—	99
Other capital contributions	—	3	—	—	—	3

Balances as of December 31, 2007	1	11,461	727	3,913	(2,624)	13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	(572)	—	(572)
Net unrealized gains (losses) on investment securities	—	—	(3,512)	—	—	(3,512)
Derivatives qualifying as hedges	—	—	688	—	—	688
Foreign currency translation and other adjustments	—	—	(965)	—	—	(965)

Total comprehensive income (loss)						(4,361)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(131)	—	(131)
Stock-based compensation expense and exercises and other	—	16	—	—	—	16

Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(572)	$1,220	$1,328
Less income from discontinued operations, net of taxes	—	(15)	(41)
Less gain on sale from discontinued operations, net of taxes	—	(51)	—

Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	58	(29)	16
Net investment (gains) losses	1,709	332	69
Charges assessed to policyholders	(409)	(397)	(338)
Acquisition costs deferred	(1,191)	(1,408)	(1,218)
Amortization of deferred acquisition costs and intangibles	884	831	686
Goodwill impairment	277	—	—
Deferred income taxes	(430)	252	365
Cumulative effect of accounting changes, net of taxes	—	—	(4)
Net increase (decrease) in trading and derivative instruments	1,302	(312)	(104)
Stock-based compensation expense	23	41	34
Change in certain assets and liabilities:
Accrued investment income and other assets	52	(65)	(49)
Insurance reserves	3,034	3,361	3,176
Current tax liabilities	(138)	141	51
Other liabilities and other policy-related balances	844	865	347
Cash from operating activities—discontinued operations	—	25	47

Net cash from operating activities	5,443	4,791	4,365

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,787	5,777	6,137
Commercial mortgage loans	857	1,156	1,125
Proceeds from sales of investments:
Fixed maturity and equity securities	4,940	8,224	7,268
Purchases and originations of investments:
Fixed maturity and equity securities	(6,977)	(15,263)	(14,656)
Commercial mortgage loans	(211)	(1,631)	(1,993)
Other invested assets, net	(1,226)	(567)	(82)
Policy loans, net	(183)	(162)	(144)
Payments for businesses purchased, net of cash acquired	(22)	(31)	(511)
Cash received from sale of discontinued operations, net of cash sold	—	514	—
Cash from investing activities—discontinued operations	—	103	(42)

Net cash from investing activities	1,965	(1,880)	(2,898)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	7,604	8,002	7,746
Redemption and benefit payments on investment contracts	(11,522)	(10,118)	(9,511)
Short-term borrowings and other, net	973	(49)	47
Redemption of non-recourse funding obligations	—	(100)	—
Proceeds from issuance of non-recourse funding obligations	—	790	1,365
Repayment and repurchase of long-term borrowings	(319)	(500)	—
Proceeds from issuance of long-term borrowings	597	349	598
Dividends paid to stockholders	(175)	(163)	(145)
Stock-based compensation awards exercised	5	39	49
Acquisition of treasury stock	(76)	(1,124)	(1,000)
Proceeds from issuance of common stock	—	600	—
Capital contribution received from our former parent	—	—	3
Cash from financing activities—discontinued operations	—	(21)	13

Net cash from financing activities	(2,913)	(2,295)	(835)
Effect of exchange rate changes on cash and cash equivalents	(258)	6	(38)

Net change in cash and cash equivalents	4,237	622	594

Cash and cash equivalents at beginning of year	3,091	2,469	1,875

Cash and cash equivalents at end of year	7,328	3,091	2,469
Less cash and cash equivalents of discontinued operations at end of year	—	—	33

Cash and cash equivalents of continuing operations at end of year	$7,328	$3,091	$2,436

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our retirement income and wealth management products include: fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and a variety of managed account programs, financial planning services and mutual funds. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. We primarily offer products in the flow market. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance (formerly referred to as payment protection insurance) products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

During 2005 and 2006, GE completed secondary public offerings of 237.6 million and 71.2 million shares, respectively, of our Class B Common Stock that were automatically converted to Class A Common Stock upon

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

the sale of these shares to the public. Concurrently with one of the 2005 secondary offerings and with the 2006 secondary offering, we repurchased 19.4 million and 15.0 million shares, respectively, of Class B Common Stock from GE at a price of $25.811 and $31.93125 per share (prices equal to the net proceeds per share received by the selling stockholder from the underwriters), respectively, which were recorded at cost as treasury stock in our consolidated balance sheets. As a result of these transactions, GE no longer owns any of our outstanding common stock.

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

Years Ended December 31, 2008, 2007 and 2006

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

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets.

Other-than-temporary impairments on available-for-sale securities

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. For debt securities, the primary factors considered in our evaluation are (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer and (c) whether the debtor is current on contractually obligated interest and principal payments. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we recognize an impairment charge. When there has been an adverse change in underlying future cash flows on lower quality securities that represent an interest in securitized financial assets, we recognize an impairment charge.

Estimating the underlying future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources.

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

In addition to consideration of all available information, we also consider our intent and ability to retain a temporarily depressed security until recovery. We believe that our intent and ability to hold an investment, along with the ability of the investment to generate cash flows that have not changed adversely, are the primary factors in assessing whether we recognize an impairment charge.

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value.

e) Fair Value Measurements

As defined in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

f) Commercial Mortgage Loans

Commercial mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The allowance for loan losses is maintained at a level that management determines is adequate to absorb estimated probable incurred losses in the loan portfolio. Management’s evaluation process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience adjusted for current events, trends and economic conditions. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the consolidated financial statements.

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

g) Securities Lending Activity and Repurchase Agreements

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $1.4 billion and $2.3 billion as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the fair value of collateral held under the securities lending program was $1.5 billion and $2.4 billion, respectively, and the offsetting obligation to return collateral of $1.5 billion and $2.4 billion, respectively, was included in other liabilities on the consolidated balance sheets. We had non-cash collateral of $459 million and $672 million as of December 31, 2008 and 2007, respectively.

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2008, the fair value of securities pledged under the repurchase program was $866 million and the offsetting repurchase obligation of $836 million was included in other liabilities on the consolidated balance sheet.

h) Cash and Cash Equivalents

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

i) Deferred Acquisition Costs

Acquisition costs include costs that vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

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

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the year ended December 31, 2008, we recorded a $30 million charge to DAC as a result of our DAC recoverability testing and $55 million charge to DAC related to our loss recognition testing. For the years ended December 31, 2007 and 2006, there were no charges to income recorded as a result of our DAC recoverability or loss recognition testing.

j) Intangible Assets

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2008, 2007 and 2006, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

Deferred Sales Inducements to Contractholders. We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

k) Goodwill

Goodwill is not amortized but is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test goodwill using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value.

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either: operating income or statutory distributable income, depending on the reporting unit being valued.

The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance, and expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used in our discounted cash flow approach is based on management’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

In 2008, we recorded goodwill impairments of $277 million as a result of our goodwill impairment testing. For the years ended December 31, 2007 and 2006, no charges were recorded as a result of our goodwill impairment testing. See note 9 for additional information related to goodwill impairments recorded.

l) Reinsurance

Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

deferrals, for reinsurance assumed contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.

m) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) forecasted transactions.

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

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

For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of other comprehensive income (loss). The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the consolidated balance sheets at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) are recognized immediately in income. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income (loss) and is recognized when the transaction affects income; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in other comprehensive income (loss) are reclassified into income when income is impacted by the variability of the cash flow of the hedged item.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments are reported in net investment gains (losses).

n) Separate Accounts

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

o) Insurance Reserves

Future Policy Benefits

We account for the liability for future policy benefits in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We include insurance-type contracts, such as traditional life insurance in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

Policyholder Account Balances

We account for the liability for policyholder account balances in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

p) Liability for Policy and Contract Claims

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

For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loan moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserve associated with that potential claim may also increase. The loss reserve factor assumptions related to our U.S mortgage insurance business are reviewed quarterly. The loss reserve factors are adjusted when required to reflect changes in current and projected market and economic conditions that affect the underlying loss reserve factor assumptions.

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

q) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2008 and 2007, we updated our premium recognition factors

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. Adjustments associated with this update resulted in an increase in earned premiums of $53 million in 2008. In 2007, adjustments associated with this update and cancellations resulted in an increase in earned premiums of $45 million.

r) Stock-Based Compensation

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

s) Employee Benefit Plans

We provide employees with a defined contribution pension plan and recognize expense throughout the year based on the employee’s age, service and eligible pay. We make an annual contribution to the plan. We also provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans.

Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through comprehensive income (loss).

t) Income Taxes

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

For periods prior to our corporate reorganization, our non-life insurance entities were included in the consolidated federal income tax return of GE and subject to a tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. For periods prior to 2004, our U.S. life insurance entities filed a consolidated life insurance federal income tax return separate from GE and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. For 2004, through the date of our corporate reorganization, our U.S. life insurance entities were included in the consolidated federal income tax return of GE, and subject to separate company principles similar to those applicable to our non-life insurance entities. Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with our corporate reorganization, our U.S. life insurance entities file a consolidated life insurance federal income tax return, and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. Intercompany balances under all agreements are settled at least annually.

u) Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the consolidated balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange prevailing during the year. Gains and losses from foreign currency transactions are reported in income and have not been material in all years presented in our consolidated statements of income.

v) Variable Interest Entities

We are involved in certain entities that are considered variable interest entities (“VIEs”) as defined under U.S. GAAP, and, accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by beneficial interest holders. We also have retained interests in VIEs where we are the servicer and transferor of certain assets that were sold to a newly created VIE and are also the servicer for certain VIEs. As of December 31, 2008 and 2007, we were not required to consolidate any VIEs as a result of our interest in any of the respective entities.

w) Accounting Changes

Impairment Guidance of EITF Issue No. 99-20

On December 31, 2008, we adopted FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance effective October 1, 2008 for investments that are subject to FASB Emerging Issues Task Force (“EITF”) Issue No. 99-20 to require all available information be used to produce our best estimate of cash flows rather than relying exclusively upon what a market participant would use to determine the current fair value. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Transfers of Financial Assets and Interests in Variable Interest Entities

On December 31, 2008, we adopted FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP amends the disclosure requirements regarding transfers of financial assets and involvement in VIEs to require additional disclosures for public entities. FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial statements.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Credit Derivatives and Certain Guarantees

On December 31, 2008, we adopted FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires certain disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the payment/performance risk of guarantees. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statements.

Other-Than-Temporary Impairments On Available-For-Sale Securities

On October 14, 2008, the Office of the Chief Accountant at the U.S Securities and Exchange Commission, issued a letter to the FASB that stated, given the debt characteristics of hybrid securities, they would not object to the application of a debt impairment model to hybrid investments provided there has been no evidence of deterioration in credit of the issuer. A debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of deterioration in credit of the issuer as of the balance sheet date.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of FSP FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. On October 10, 2008, we adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP provides guidance and clarification on how management’s internal assumptions, observable market information and market quotes are considered when applying SFAS No. 157 in inactive markets. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

Amendment of FASB Interpretation No. 39

On January 1, 2008, we adopted FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

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

Accounting for Defined Benefit, Pension and Other Postretirement Plans

On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, under the prospective method. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Upon adoption, we recorded a $31 million reduction in comprehensive income in our consolidated statement of changes in stockholders’ equity as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income (loss). As of December 31, 2006, we originally reported total comprehensive income of $1,081 million. We have revised our presentation of total comprehensive income to be $1,112 million as of December 31, 2006.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

x) Accounting Pronouncements Not Yet Adopted

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) for the years ended December 31, 2008, 2007 and 2006 by 433.2 million, 439.7 million and 455.9 million weighted average basic shares outstanding and by 433.2 million, 447.6 million and 469.4 million weighted average diluted shares outstanding, respectively.

(Amounts in millions, except per share amounts)	2008	2007	2006
Basic earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.32)	$2.62	$2.81
Income from discontinued operations, net of taxes	—	0.03	0.09
Gain on sale of discontinued operations, net of taxes	—	0.12	—
Cumulative effect of accounting change, net of taxes	—	—	0.01

Basic earnings (loss) per common share (1)	$(1.32)	$2.77	$2.91

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.32)	$2.58	$2.73
Income from discontinued operations, net of taxes	—	0.03	0.09
Gain on sale of discontinued operations, net of taxes	—	0.11	—
Cumulative effect of accounting change, net of taxes	—	—	0.01

Diluted earnings (loss) per common share (1)	$(1.32)	$2.73	$2.83

Weighted-average shares used in basic earnings (loss) per common share calculations	433.2	439.7	455.9
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	3.2	7.7
Stock options, restricted stock units and stock appreciation rights	—	4.7	5.8

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	433.2	447.6	469.4

(1)	May not total due to whole number calculation.
(2)	As a result of our net loss for the year ended December 31, 2008, we were required under SFAS No. 128, Earnings per Share, to use basic weighted average common shares outstanding in the calculation of the 2008 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.7 million would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 434.9 million.

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

Summary operating results of discontinued operations for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006
Revenues	$318	$744

Income before income taxes	$24	$65
Provision for income taxes	9	24

Income from discontinued operations	$15	$41

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(5) Investments

(a) Net Investment Income

Sources of net investment income for the years ended December 31 were as follows:

(Amounts in millions)	2008	2007	2006
Fixed maturity securities—taxable	$2,878	$3,189	$2,930
Fixed maturity securities—non-taxable	109	102	122
Commercial mortgage loans	523	548	507
Equity securities	29	31	23
Other investments (1)	(2)	97	51
Policy loans	162	144	128
Restricted investments held by securitization entities	—	—	7
Cash, cash equivalents and short-term investments	132	119	95

Gross investment income before expenses and fees	3,831	4,230	3,863
Expenses and fees	(101)	(95)	(76)

Net investment income	$3,730	$4,135	$3,787

(1)	Included in other investments was $13 million, $16 million and $6 million of net investment income related to trading securities in 2008, 2007 and 2006, respectively.

(b) Net Investment Gains (Losses)

Net investment gains (losses) for the years ended December 31 were as follows:

(Amounts in millions)	2008	2007	2006
Available-for-sale securities:
Realized gains on sale	$133	$36	$72
Realized losses on sale	(250)	(106)	(118)
Impairments	(2,131)	(229)	(8)
Loss on derecognition of securitization entities	—	—	(17)
Trading securities	(43)	(14)	(1)
Commercial mortgage loans	(2)	(11)	—
Derivative instruments	611	(9)	3
Other	(27)	1	—

Net investment gains (losses)	$(1,709)	$(332)	$(69)

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to PVFP, DAC and sales inducements that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

investment securities reflected as a separate component of accumulated other comprehensive income (loss) as of December 31 were as follows:

(Amounts in millions)	2008	2007	2006
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(7,006)	$(948)	$613
Equity securities	(67)	25	26
Other invested assets	(1)	(22)	15

Subtotal	(7,074)	(945)	654
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	815	128	6
Income taxes, net	2,221	291	(229)
Net unrealized gains on investment securities included in assets associated with discontinued operations, net of deferred taxes of $(0), $(0) and $(2)	—	—	4

Net unrealized investment gains (losses)	$(4,038)	$(526)	$435

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) for the years ended December 31 was as follows:

(Amounts in millions)	2008	2007	2006
Net unrealized investment gains (losses) as of January 1	$(526)	$435	$760
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(8,431)	(1,898)	(573)
Adjustment to deferred acquisition costs	476	77	9
Adjustment to present value of future profits	202	34	20
Adjustment to sales inducements	9	11	2
Provision for income taxes	2,736	625	176

Change in unrealized gains (losses) on investment securities	(5,008)	(1,151)	(366)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(806), $(105) and $(26)	1,496	194	47
Unrealized gains (losses) on investment securities included in assets associated with discontinued operations, net of deferred taxes of $0, $2 and $3	—	(4)	(6)

Net unrealized investment gains (losses) as of December 31	$(4,038)	$(526)	$435

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(d) Fixed Maturity and Equity Securities

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Mortgage and asset-backed	11,632	166	(3,013)	8,785

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$560	$36	$(2)	$594
Tax exempt	2,165	87	(24)	2,228
Government—non-U.S.	2,340	103	(11)	2,432
U.S. corporate	23,806	470	(713)	23,563
Corporate—non-U.S.	12,803	141	(365)	12,579
Mortgage and asset-backed	14,428	134	(804)	13,758

Total fixed maturity securities	56,102	971	(1,919)	55,154
Equity securities	341	34	(9)	366

Total available-for-sale securities	$56,443	$1,005	$(1,928)	$55,520

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists. The aggregate fair value of securities sold at a loss during the twelve months ended December 31, 2008 was $2,285 million, which was approximately 93% of book value.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Tax exempt	$915	$(78)	281	$262	$(150)	100
Government—non-U.S.	287	(49)	120	34	(18)	34
U.S. corporate	7,583	(956)	926	6,901	(2,012)	683
Corporate—non-U.S.	4,003	(570)	648	3,004	(1,011)	411
Mortgage and asset-backed	1,818	(441)	371	5,119	(2,572)	863

Subtotal, fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091
Equity securities	62	(45)	15	52	(26)	6

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

% Below cost—fixed maturity securities:
<20% Below cost	$12,427	$(1,031)	1,831	$8,518	$(948)	912
20-50% Below cost	2,059	(888)	442	5,603	(2,759)	818
>50% Below cost	120	(175)	73	1,199	(2,056)	361

Total fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091

% Below cost—equity securities:
20-50% Below cost	41	(20)	11	52	(26)	6
>50% Below cost	21	(25)	4	—	—	—

Total equity securities	62	(45)	15	52	(26)	6

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

Investment grade	$13,719	$(1,908)	2,026	$14,628	$(5,437)	1,908
Below investment grade	949	(231)	335	744	(352)	189

Total temporarily impaired securities	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

The investment securities in an unrealized loss position as of December 31, 2008 consisted of 4,458 securities and accounted for unrealized losses of $7,928 million. Of these unrealized losses of $7,928 million, 93% were investment grade (rated AAA through BBB-) and 25% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 75% of unrealized losses that were more than 20% below cost, approximately 50% were U.S. and non-U.S. corporate securities and approximately 45% were mortgage-backed and asset-backed securities.

•	Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Virtually all of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S. and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of December 31, 2008.

•

A subset of the securities issued by banks and other financial institutions represent investments in hybrid instruments on which a debt impairment model was employed. The majority of these hybrid securities was with foreign financial institutions and retains a credit rating of investment grade. A small number of these securities are rated below investment grade and therefore on these securities we employ an equity impairment model. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions and the risk that these institutions could be nationalized.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for twelve months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. Rating agencies have actively reviewed the credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2008, 1,185 securities were 20% or more below cost, of which 147 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $346 million. These securities, which were issued primarily by corporations in the communication, consumer cyclical, industrial and financial services industries and residential mortgage-backed securities, were current on all terms.

As of December 31, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The preceding table includes certain hybrid securities with gross unrealized losses of approximately $91 million that were downgraded in early 2009. The rating actions, which were considered by management in our conclusion about whether such securities were other-than-temporarily impaired as of December 31, 2008, occurred after a capital restructuring announced by the issuer in January 2009. These subsequent events included rating downgrades to below investment grade that resulted in the assignment of split ratings by the rating agencies on these securities. As a result, in the first quarter of 2009, it is probable that we will apply the equity impairment model to such securities and application of this equity impairment model would lead us to recognize write-downs on such securities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Despite the considerable analysis and rigor employed on these investments, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our consolidated financial statements.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$72	$(1)	7	$32	$(1)	7
Tax exempt	377	(24)	92	—	—	—
Government—non-U.S.	482	(9)	115	174	(2)	25
U.S. corporate	8,071	(366)	711	4,835	(347)	502
Corporate—non-U.S.	5,241	(179)	598	3,387	(186)	339
Mortgage and asset-backed	7,343	(618)	892	3,050	(186)	435

Subtotal, fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308
Equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

% Below cost—fixed maturity securities:
<20% Below cost	$20,985	$(841)	2,273	$11,247	$(596)	1,238
20-50% Below cost	524	(241)	105	216	(93)	55
>50% Below cost	77	(115)	37	15	(33)	15

Total fixed maturity securities	21,586	(1,197)	2,415	11,478	(722)	1,308

% Below cost—equity securities:
<20% Below cost	14	(2)	7	21	(2)	5
20-50% Below cost	8	(3)	1	3	(2)	2
>50% Below cost	—	—	—	—	—	—

Total equity securities	22	(5)	8	24	(4)	7

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

Investment grade	$20,642	$(1,142)	2,212	$10,983	$(664)	1,224
Below investment grade	955	(59)	205	507	(60)	88
Not rated—fixed maturity securities	11	(1)	6	—	—	—
Not rated—equity securities	—	—	—	12	(2)	3

Total temporarily impaired securities	$21,608	$(1,202)	2,423	$11,502	$(726)	1,315

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The scheduled maturity distribution of fixed maturity securities as of December 31, 2008 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,723	$1,715
Due after one year through five years	10,845	10,091
Due after five years through ten years	8,136	7,241
Due after ten years	17,541	15,039

Subtotal	38,245	34,086
Mortgage and asset-backed	11,632	8,785

Total	$49,877	$42,871

As of December 31, 2008, $5,173 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2008, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 31%, 21% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2008, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2008 and 2007, $586 million and $568 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$2,393	29%	$2,465	27%
Office	2,182	26	2,454	27
Industrial	2,143	26	2,326	26
Apartments	902	11	1,054	12
Mixed use/other	658	8	674	8

Total principal balance	8,278	100%	8,973	100%

Unamortized balance of loan origination fees and costs	7		6
Allowance for losses	(23)		(26)

Total (1)	$8,262		$8,953

(1)	Included $18 million and $125 million of held-for-sale commercial mortgage loans as of December 31, 2008 and 2007, respectively.

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$2,137	26%	$2,339	26%
South Atlantic	1,958	24	2,057	23
Middle Atlantic	1,083	13	1,226	14
East North Central	791	10	874	10
Mountain	746	9	794	9
New England	520	6	514	6
West North Central	434	5	464	5
West South Central	357	4	409	4
East South Central	252	3	296	3

Total principal balance	8,278	100%	8,973	100%

Unamortized balance of loan origination fees and costs	7		6
Allowance for losses	(23)		(26)

Total (1)	$8,262		$8,953

(1)	Included $18 million and $125 million of held-for-sale commercial mortgage loans as of December 31, 2008 and 2007, respectively.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses ($4 million as of December 31, 2008 and none as of December 31, 2007) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition (none as of December 31, 2008 and 2007).

Average investment in specifically impaired loans was $1 million for each of the years ended December 31, 2008, 2007 and 2006 and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$26	$15	$31
Provision	3	11	1
Release	(6)	—	(17)

Balance as of December 31	$23	$26	$15

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

Certain derivative instruments are designated as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded as a component of other comprehensive income (loss). We designate and account for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS No.133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed-rate bond purchases and/or interest income; and (vi) other instruments to hedge the cash flows of various other forecasted transactions.

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Derivatives qualifying as effective accounting hedges as of January 1	$473	$375	$389
Current period increases (decreases) in fair value, net of deferred taxes of $(384), $(62) and $9	701	113	(15)
Reclassification to net (income) loss, net of deferred taxes of $8, $8 and $(1)	(13)	(15)	1

Derivatives qualifying as effective accounting hedges as of December 31	$1,161	$473	$375

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The $1,161 million, net of taxes, recorded in stockholders’ equity as of December 31, 2008 is expected to be reclassified to future income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, less than $1 million, net of income taxes, is expected to be reclassified to income in the year ending December 31, 2009. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to income during the years ended December 31, 2008, 2007 and 2006 in connection with forecasted transactions that were no longer considered probable of occurring. During the fourth quarter of 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance within OCI related to these derivatives will be re-classified into income when the forecasted transactions affects income, as the forecasted transactions are still probable of occurring.

Certain derivative instruments are designated as fair value hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded in income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments; (ii) various types of interest rate swaps to convert fixed rate liabilities into floating rate liabilities; and (iii) other instruments to hedge various other fair value exposures of investments.

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; and (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits.

Positions in derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	December 31,
	2008			2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$13,559	$1,116	$185	$23,138	$740	$74
Swaptions	12,000	780	60	—	—	—
Foreign currency swaps	746	166	1	759	33	14
Forward commitments	—	—	—	2	—	—
Equity index options	659	152	—	979	127	—
Credit default swaps	610	1	27	10	—	—
Financial futures	2,194	—	—	106	—	—

Total derivatives	$29,768	$2,215	$273	$24,994	$900	$88

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of December 31, 2008 and 2007, the fair value presented in the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

preceding table included $1,317 million and $147 million, respectively, of derivative assets and $182 million and $23 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The fair value of embedded derivatives associated with our GMWB product liabilities, not included in the table above, was $860 million and $34 million as of December 31, 2008 and 2007, respectively, and is presented in policyholder account balances with the associated liability.

Income effects of derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through income. Time value of purchased options is the most common example of such elements in instruments we use. The following table provides additional information about the income (loss) effects of derivatives and pre-tax income (loss) effects of such items shown as “amounts excluded from the measure of effectiveness” for the years ended December 31:

(Amounts in millions)	2008		2007		2006
	Cash flow hedges	Fair value hedges	Cash flow hedges	Fair value hedges	Cash flow hedges	Fair value hedges
Ineffectiveness	$25	$(4)	$6	$2	$3	$—
Amounts excluded from the measure of effectiveness	$—	$—	$—	$—	$—	$—

We hold certain derivative instruments that do not qualify for hedge accounting. The changes in fair value of these instruments were recognized currently in net investment gains (losses). For the years ended December 31, 2008, 2007 and 2006, the effect on pre-tax income (loss) was $1,397 million, $(23) million and $5 million, respectively. The effect on pre-tax income (loss) for changes in fair value of embedded derivatives associated with our GMWB liabilities was $(812) million, $(42) million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. We have set individual counterparty limits and consider our exposure to each counterparty by taking into account the specific exposures of each of our subsidiaries to such counterparty on an aggregate basis. If a counterparty exceeds credit exposure limits in terms of amounts owed to us, unless an exception is granted by management, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2008, we could have been allowed to claim up to $407 million from counterparties and required to disburse up to $4 million. This represents the net fair value of gains and losses by counterparty, less $1,605 million of available collateral held. Of the $1,605 million available collateral held, we were over collateralized by $66 million. As of December 31, 2008 and 2007, net fair value gains for each counterparty were $1,946 million and $812 million, respectively. As of December 31, 2008, net fair value losses for each counterparty were $4 million. As of December 31, 2007, there were no net fair value losses for each counterparty.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Swaps and purchased options are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. As of December 31, 2008 and 2007, we retained collateral of $1,605 million and $372 million, respectively, related to these agreements including over collateralization from certain counterparties. As of December 31, 2008 and 2007, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

During 2008, we terminated derivatives with certain counterparties that were subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy in September 2008. Certain terminated derivatives were included in qualifying hedge relationships until the date they were no longer effective. For those derivatives included in cash flow hedging relationships, the qualifying portion of the derivatives’ fair value will remain in other comprehensive income (loss) until the underlying hedged item affects income. Subsequent to the termination, we collected the cash collateral for the majority of the net derivative asset and recorded a receivable for the remaining uncollateralized portion within other assets, net of any estimated uncollectible amounts.

Credit derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing other investments to reproduce characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay, or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps and the par value of debt instruments with embedded credit derivatives. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction. For debt instruments with embedded credit derivatives, the security’s principal is typically reduced by the net amount of default for any referenced entity defaults.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the date indicated:

(Amounts in millions)	December 31, 2008
	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6	$—	$1
AA
Matures after one year through five years	5	—	—
A
Matures after one year through five years	52	—	5
Matures after five years through ten years	15	—	2
BBB
Matures after one year through five years	73	—	7
Matures after five years through ten years	24	—	4

Total single name credit default swaps	$175	$—	$19

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the date indicated:

(Amounts in millions)	December 31, 2008
	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
15% - 30% (current attachment/detachment 14.9% - 30.3%) matures after one year through five years	$177	$1	$2
12% - 22% (current attachment/detachment 12% - 22%) matures after five years through ten years	248	—	6

Total credit default index swaps	$425	$1	$8

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the date indicated:

(Amounts in millions)	December 31, 2008
	Par value	Amortized cost	Fair value
Credit rating:
AAA
Matures one year through five years	$100	$100	$51
Matures after one year through five years	300	332	105

Total available-for-sale fixed maturity securities that included embedded credit derivatives	$400	$432	$156

The embedded credit derivatives included in the available-for-sale fixed maturity securities presented above have AAA credit ratings as of December 31, 2008.

(7) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Unamortized balance as of January 1	$6,933	$6,159	$5,437
Impact of foreign currency translation	(133)	70	58
Costs deferred	1,191	1,408	1,218
Amortization, net of interest accretion	(782)	(704)	(579)
Adjustments (1)	—	—	25

Unamortized balance as of December 31	7,209	6,933	6,159
Accumulated effect of net unrealized investment (gains) losses	577	101	24

Balance as of December 31	$7,786	$7,034	$6,183

(1)	Adjustments in 2006 were the result of a $69 million reclassification from future policy benefits, partially offset by a $44 million decrease related to the reclassification of certain reinsurance assumed determined to be deposit method of accounting.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

We regularly review DAC to determine if it is recoverable from future income. Based on management’s current assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business was not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

Loss recognition testing of our fee-based products in retirement income business resulted in an increase in amortization of DAC of $55 million in 2008 reflecting unfavorable equity market performance.

As of December 31, 2008, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur.

(8) Intangible Assets

The following table presents our intangible assets as of December 31:

(Amounts in millions)	2008		2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$2,385	$(1,638)	$2,183	$(1,578)
Capitalized software	447	(262)	364	(221)
Deferred sales inducements to contractholders	182	(25)	133	(25)
Other	97	(39)	96	(38)

Total	$3,111	$(1,964)	$2,776	$(1,862)

Amortization expense related to present value of future profits, capitalized software and other intangible assets for the years ended December 31, 2008, 2007 and 2006 was $102 million, $127 million and $107 million, respectively. There was no amortization expense related to deferred sales inducements in 2008. Amortization expense related to deferred sales inducements of $12 million and $9 million for the years ended December 31, 2007 and 2006, respectively, was included in benefits and other changes in policy reserves.

In 2007, we recorded an impairment of $13 million related to internal-use software.

Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Unamortized balance as of January 1	$592	$672	$695
Acquisitions	—	10	58
Impact of foreign currency translation	—	(3)	(2)
Interest accreted at 5.7%, 5.4% and 5.4%	32	34	37
Amortization	(92)	(121)	(116)

Unamortized balance as of December 31	532	592	672
Accumulated effect of net unrealized investment (gains) losses	215	13	(21)

Balance as of December 31	$747	$605	$651

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The percentage of the December 31, 2008 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2009	8.4%
2010	8.8%
2011	9.3%
2012	7.9%
2013	6.5%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(9) Goodwill and Significant Acquisitions

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
Balance as of December 31, 2006	$1,456	$124	$22	$—	$1,602
Acquisitions	(41)	—	—	30	(11)
Foreign exchange translation	—	9	—	—	9

Balance as of December 31, 2007	1,415	133	22	30	1,600
Acquisitions	16	—	—	—	16
Impairments	(255)	—	(22)	—	(277)
Foreign exchange translation	—	(23)	—	—	(23)

Balance as of December 31, 2008	$1,176	$110	$—	$30	$1,316

Significant acquisitions

In October 2005, we acquired C.J.M. Planning Corp. and affiliates for an up-front cost of $5 million, plus potential contingent consideration of up to $7 million through 2008. An additional $3 million related to the contingent consideration was recorded to goodwill in 2006. There were no payments in 2007. In 2008, an additional $4 million related to the contingent consideration was recorded to goodwill.

On May 1, 2006, we completed the acquisition of Continental Life Insurance Company of Brentwood, Tennessee (“Continental Life”), for $145 million, plus contingent consideration of $5 million per year for two years based on attaining certain sales production thresholds. At close, the excess purchase price over the fair value of the net assets acquired of $51 million was recorded as goodwill. In addition, $54 million of PVFP was initially recorded in connection with this transaction. The results of operations of Continental Life have been included in our consolidated results beginning May 1, 2006. We recorded a reduction to goodwill of $6 million and an increase to PVFP of $4 million upon finalization of the valuation in 2007.

On October 20, 2006, we acquired AssetMark Investment Services, Inc. (“AssetMark”) of Pleasant Hill, California, for approximately $230 million. Under terms of the agreement, we may pay additional performance-

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

based payments of up to $100 million in three to five years. This acquisition was accounted for using the purchase method and $223 million was initially recorded as goodwill in connection with this transaction. The results of operations of AssetMark have been included in our consolidated results beginning October 20, 2006. In 2007, upon finalization of the valuation, we recorded a reduction to goodwill of $35 million primarily due to the value related to key mutual fund advisor contracts.

On October 31, 2007, we acquired Liberty Reverse Mortgage, Incorporated (“Liberty”), an originator of reverse mortgage loans, for $35 million plus additional contingent consideration. Under terms of the agreement, we may pay an additional $25 million for performance in 2008 and $40 million for performance in 2009. The results of operations of Liberty have been included in our consolidated results beginning November 1, 2007. This acquisition was accounted for using the purchase method and $30 million was recorded as goodwill in connection with this transaction. In September 2008, we amended the stock purchase agreement related to the acquisition of Liberty for various provisions, including termination of the agreement to pay potential performance adjustments of up to $65 million. In November 2008, Liberty was renamed Genworth Financial Home Equity Access, Inc.

On June 20, 2008, we acquired National Eldercare Referral Systems, Inc., a leading provider of long-term care support services in the United States, for approximately $12 million. The results of operations have been included in our consolidated results beginning June 20, 2008. This acquisition was accounted for using the purchase method and $9 million was initially recorded as goodwill. Such estimated values may change as additional information is obtained and the valuation is finalized.

On August 29, 2008, we acquired Quantuvis Consulting, Inc., an investment advisor consulting business, for $3 million plus potential contingent consideration of up to $3 million through 2011. The results of operations have been included in our consolidated results beginning September 1, 2008. This acquisition was accounted for using the purchase method and $3 million was initially recorded as goodwill. Such estimated values may change as additional information is obtained and the valuation is finalized.

Goodwill impairments

During 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. Additionally, as a result of changes in the market environment during the second half of 2008, we performed impairment analyses as of September 30 and December 31. As a result of our analyses, we recorded goodwill impairments related to our U.S. mortgage insurance, institutional and retirement income reporting units of $277 million, as discussed further below. There were no other charges to income as a result of our annual or interim goodwill impairment testing.

Key considerations related to impairments recorded during 2008 were as follows:

•

U.S. mortgage insurance reporting unit. As a result of current U.S. housing market conditions, recent operating losses and decreases in projected income, current fair value determined using a discounted cash flow model was negatively impacted and resulted in a goodwill impairment of the entire goodwill balance of $22 million;

•

Institutional reporting unit (included in our Retirement and Protection segment). As a result of current credit market conditions, recent increases in our credit spreads and our inability to issue new business in the current market environment, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $12 million; and

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

•

Retirement income reporting unit (included in our Retirement and Protection segment). As a result of declining equity market conditions, expected near term industry growth and our recent refined sales strategy, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $243 million in the fourth quarter of 2008.

Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill. More specifically, our risks associated with future goodwill impairments are primarily related to exposure associated with traditional insurance risk, equity market risk, and credit risk. As of December 31, 2008, we have approximately $891 million of goodwill associated with reporting units where the goodwill impairment risk is primarily related to traditional insurance risk. We have approximately $289 million of goodwill associated with reporting units where the goodwill impairment risk is primarily related to equity market risk. The remaining goodwill balance of $136 million is associated with reporting units where the goodwill impairment risk is primarily related to credit risk.

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

As of December 31, 2008, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million. We have a signed, binding letter of intent effective January 1, 2009 to coinsure approximately 60% of our new term life insurance.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2008 and 2007, we have a reinsurance recoverable of $14,849 million and $14,685 million, respectively, associated with those Reinsurance Transactions.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2008	2007	2006
Direct life insurance in-force	$681,202	$672,710	$649,726
Amounts assumed from other companies	1,506	1,597	1,657
Amounts ceded to other companies (1)	(292,295)	(174,128)	(169,221)

Net life insurance in-force	$390,413	$500,179	$482,162

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in millions)	Written			Earned
	2008	2007	2006	2008	2007	2006
Direct:
Life insurance	$1,987	$2,012	$1,987	$2,048	$2,009	$1,949
Accident and health insurance	3,055	2,867	2,569	3,057	2,866	2,646
Property and casualty insurance	83	77	76	79	71	68
Mortgage insurance	1,941	2,338	1,639	1,887	1,601	1,250

Total direct	7,066	7,294	6,271	7,071	6,547	5,913

Assumed:
Life insurance	140	262	341	172	121	274
Accident and health insurance	450	503	516	496	427	393
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	86	90	29	80	85	18

Total assumed	676	855	886	748	633	685

Ceded:
Life insurance	(329)	(329)	(307)	(314)	(219)	(268)
Accident and health insurance	(459)	(409)	(390)	(471)	(406)	(387)
Property and casualty insurance	(6)	(6)	(5)	(6)	(6)	(5)
Mortgage insurance	(250)	(217)	(134)	(251)	(219)	(136)

Total ceded	(1,044)	(961)	(836)	(1,042)	(850)	(796)

Net premiums	$6,698	$7,188	$6,321	$6,777	$6,330	$5,802

Percentage of amount assumed to net				11%	10%	12%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,724 million, $2,024 million and $2,146 million during 2008, 2007 and 2006, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(11) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2008	2007
Long-term care insurance contracts	(a	)	4.5% – 7.5%	$11,114	$9,709
Structured settlements with life contingencies	(b	)	4.0% – 8.5%	9,754	9,827
Annuity contracts with life contingencies	(b	)	4.0% – 8.5%	5,042	4,705
Traditional life insurance contracts	(c	)	2.5% – 6.0%	2,291	2,167
Supplementary contracts with life contingencies	(b	)	4.0% – 8.5%	270	272
Accident and health insurance contracts	(d	)	3.5% – 7.0%	62	60

Total future policy benefits				$28,533	$26,740

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table and 1971 Individual Annuitant Mortality Table.
(c)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality and the 1959 Accidental Death Benefits Table, or 1964 Commissioners Disability Table, or 1956 Intercompany Hospital Table or 1972 TNW Major Medical Male-Female Table and company experience.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2008	2007
Annuity contracts	$15,513	$14,874
GICs, funding agreements and FABNs	8,104	10,982
Structured settlements without life contingencies	2,550	2,645
Supplementary contracts without life contingencies	612	728
Other	45	60

Total investment contracts	26,824	29,289
Universal life insurance contracts	7,878	7,624

Total policyholder account balances	$34,702	$36,913

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Certain Nontraditional Long-duration Contracts

Our variable annuity contracts provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits; we also have some GMWBs and guaranteed annuitization benefits.

As of December 31, 2008 and 2007, our liability associated with certain nontraditional long-duration contracts was approximately $6,963 million and $6,872 million, respectively.

The following table sets forth total account values, net of reinsurance, with death benefit and living benefit guarantees as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2008	2007
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$3,564	$4,146
Net amount at risk	$851	$5
Average attained age of contractholders	69	69

Enhanced death benefits (step-up, roll-up, payment protection) account value	$2,248	$2,514
Net amount at risk	$855	$32
Average attained age of contractholders	69	68

Account values with living benefit guarantees:
Guaranteed minimum withdrawal benefits	$3,072	$3,000
Guaranteed annuitization benefits	$1,168	$1,502

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $33 million and $8 million as of December 31, 2008 and 2007, respectively.

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

The contracts underlying the GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, defined as the greater of the contract value or the protected value, is greater than the account value. As of December 31, 2008 and 2007, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $1,232 million and $18 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is upon annuitization and the amount to be paid by us will either be in the form of a lump sum, or over the annuity period for certain GMWBs and guaranteed annuitization benefits.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Account balances of variable annuity contracts with living benefit guarantees were invested in separate account investment options as follows as of the dates indicated:

	December 31,
(Amounts in millions)	2008	2007
Balanced funds	$2,929	$3,425
Bond funds	637	545
Equity funds	571	466
Money market funds	81	31
Other	22	35

Total	$4,240	$4,502

(12) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$3,693	$3,114	$2,928
Less reinsurance recoverables	(852)	(777)	(764)

Net balance as of January 1	2,841	2,337	2,164

Incurred related to insured events of:
Current year	2,730	2,852	2,037
Prior years	514	101	38

Total incurred	3,244	2,953	2,075

Paid related to insured events of:
Current year	(904)	(1,306)	(890)
Prior years	(1,310)	(1,244)	(1,070)

Total paid	(2,214)	(2,550)	(1,960)

Interest on liability for policy and contract claims	95	71	61
Foreign currency translation	(98)	30	(3)

Net balance as of December 31	3,868	2,841	2,337

Add reinsurance recoverables	1,454	852	777

Balance as of December 31	$5,322	$3,693	$3,114

The increase in incurred losses related to prior years was primarily attributable to our U.S. mortgage insurance business as a result of higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in the 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. We continued to experience an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from the 2005, 2006 and 2007 books of business.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(13) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. In addition, certain company employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2008, we recorded a liability related to these benefits of $25 million, of which $1 million was recognized as a decrease in other comprehensive income (loss). As of December 31, 2007, we recorded a liability related to these benefits of $18 million, of which $9 million was recognized as a decrease in accumulated other comprehensive income (loss).

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive Medigap policy coverage, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. We also provide retiree life insurance benefits, which were provided through our group life and health insurance business prior to its sale in May 2007. The amount of fees recorded by the group life and health insurance business related to the retiree life insurance benefits was insignificant for 2007 and 2006. The plans are funded as claims are incurred. As of December 31, 2008 and 2007, the accumulated postretirement benefit obligation associated with these benefits was $83 million and $78 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. During 2008, we recognized a decrease in other comprehensive income (loss) of $3 million. During 2007, we recognized an increase in other comprehensive income (loss) of $9 million.

Our cost associated with these Genworth plans was $47 million, $55 million and $48 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 4% of the employee’s pay. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by our Retirement and Protection segment. The amount of deposits recorded by our Retirement and Protection segment in relation to this plan option was $2 million in both 2008 and 2007. Employees also have the option of purchasing Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $17 million, $17 million and $18 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Prior to its sale in May 2007, our dental insurance was provided through our group life and health insurance business. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2008, 2007 and 2006.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(14) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program. The notes under the commercial paper program are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. The unfavorable liquidity environment impacted our ability to issue commercial paper during the second half of 2008. On October 7, 2008, the Federal Reserve Board announced details regarding the Commercial Paper Funding Facility (“CPFF”), including that it would begin funding purchases of commercial paper on October 27, 2008. In October 2008, we were approved and participated in the CPFF. However, as a result of the downgrade of our holding company, we are no longer eligible to sell commercial paper to the facility. The outstanding commercial paper that was held by CPFF will continue to be held until maturity.

As of December 31, 2008 and 2007, we had $203 million and $200 million, respectively, of commercial paper outstanding. The commercial paper was fully repaid in February 2009. As of December 31, 2008 and 2007, the weighted average interest rate on commercial paper outstanding was 2.85% and 4.83%, respectively, and the weighted average maturity was 76 days and 42 days, respectively.

Revolving Credit Facilities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 and a $1.0 billion five-year revolving credit facility that matures in August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of December 31, 2008, we had borrowings of $930 million under these facilities and we utilized $184 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. We used a portion of the proceeds from these facilities to repurchase $361 million in principal of our senior notes maturing in 2009 at a discount. As of December 31, 2007, we had no borrowings under these facilities; however, we utilized $173 million of the commitment under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(b) Long-Term Borrowings

Total long-term borrowings as of December 31:

(Amounts in millions)	2008	2007
1.6% Notes (Japanese Yen), due 2011	$629	$510
5.23% Senior Notes, due 2009	329	600
4.75% Senior Notes, due 2009	410	500
5.65% Senior Notes, due 2012	350	350
5.75% Senior Notes, due 2014	599	599
4.95% Senior Notes, due 2015	350	350
6.52% Senior Notes, due 2018	600	—
6.50% Senior Notes, due 2034	296	296
6.15% Junior Notes, due 2066	598	598
Mandatorily redeemable preferred stock	100	100

Total	$4,261	$3,903

Long-term Senior Notes

During the fourth quarter of 2008, we repurchased $271 million of our 5.23% senior notes, plus accrued interest, for a pre-tax gain of $35 million. We also repurchased $90 million of our 4.75% senior notes, plus accrued interest, for a pre-tax gain of $9 million. The senior notes were repaid with the proceeds from our credit facilities borrowings.

In May 2008, we issued senior notes having an aggregate principal amount of $600 million, with an interest rate equal to 6.515% per year payable semi-annually, and maturing in May 2018 (“2018 Notes”). The 2018 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2018 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $597 million from the issuance of the 2018 Notes were used for general corporate purposes.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

In June 2004, we issued senior notes having an aggregate principal amount of $1.9 billion. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. These Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2009 Notes, the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

In June 2001, GEFAHI issued ¥60.0 billion of senior notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We entered into arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $478 million and bearing interest at a rate of 4.84% per annum. The notes are unsecured and mature at par in 2011. As of December 31, 2008, we had $1 million of accrued interest relating to these notes. We assumed this obligation under these notes in 2004 in connection with our corporation formation and IPO.

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

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued $100 million of 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all the Series A Preferred Stock in a public offering concurrent with

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

the IPO. As of December 31, 2008 and 2007, two million shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock and were outstanding. Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share, plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For each of the years ended December 31, 2008, 2007 and 2006, we paid dividends of $5 million which has been recorded as interest expense in the consolidated statements of income. We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

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

The following table sets forth the non-recourse funding obligations (surplus notes) of the River Lake and Rivermont Life Insurance Companies, wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2008	2007
River Lake I (a), due 2033	$570	$570
River Lake I (b), due 2033	500	500
River Lake II (a), due 2035	300	300
River Lake II (b), due 2035	550	550
River Lake III (a), due 2036	430	430
River Lake III (b), due 2036	250	250
River Lake IV (b), due 2028	540	540
Rivermont I (a), due 2050	315	315

Total	$3,455	$3,455

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin. However, in the fourth quarter of 2008, the accrual of interest was based on a fixed rate. In January 2009, the accrual of interest was based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

During 2007, we acquired $100 million of notes secured by our non-recourse funding obligations. We accounted for this transaction as a redemption of our non-recourse funding obligations. The weighted average interest rate on the non-recourse funding obligations as of December 31, 2008 and 2007 was 3.76% and 5.81%, respectively, reflecting the decline in the underlying index rate.

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

•

a $25 ownership interest in our senior notes due 2009 with quarterly interest payable at the annual rate of 3.84% of the principal amount of the notes, to, but excluding May 16, 2007, the purchase contract settlement date. In May 2007, we remarketed these senior notes and the interest rate was reset from 3.84% to 5.23%.

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

Years Ended December 31, 2008, 2007 and 2006

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

(f) Liquidity

Long-term borrowings (including senior notes and mandatorily redeemable preferred stock) and non-recourse funding obligations by maturity were as follows as of December 31, 2008:

(Amounts in millions)	Amount
2009	$739
2010	—
2011	728
2012	350
2013 and thereafter (1)	5,905

Total	$7,722

(1)	Repayment of $3.5 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through our revolving credit facilities and cash flows from operations. As of December 31, 2008, we have an unused credit capacity within our revolving credit facilities of $746 million.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(15) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31 was as follows:

(Amounts in millions)	2008	2007	2006
Current federal income taxes	$(127)	$57	$15
Deferred federal income taxes	(444)	166	346

Total federal income taxes	(571)	223	361

Current state income taxes	3	(9)	8
Deferred state income taxes	(18)	4	3

Total state income taxes	(15)	(5)	11

Current foreign income taxes	184	152	182
Deferred foreign income taxes	32	82	16

Total foreign income taxes	216	234	198

Total provision (benefit) for income taxes	$(370)	$452	$570

Our current income tax payable was $120 million and $257 million as of December 31, 2008 and 2007, respectively, and was included in other liabilities in the consolidated balance sheets.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the years ended December 31 was as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	1.0	(0.2)	0.4
Benefit on tax favored investments	4.3	(4.2)	(2.5)
Effect of foreign operations	6.9	(3.1)	(2.0)
Interest on uncertain tax positions	1.4	0.2	(0.6)
Non-deductible goodwill	(9.5)	—	—
Other, net	0.2	0.4	0.5

Effective rate	39.3%	28.1%	30.8%

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The components of the net deferred income tax (asset) liability as of December 31 were as follows:

(Amounts in millions)	2008	2007
Assets:
Investments	$1,115	$442
Net unrealized losses on investment securities	2,208	291
Accrued commission and general expenses	131	162
Net operating loss carryforwards	246	266
Other	252	243

Gross deferred income tax assets	3,952	1,404
Valuation allowance	(123)	(107)

Total deferred income tax assets	3,829	1,297

Liabilities:
Net unrealized gains on derivatives	638	262
Insurance reserves	344	405
Deferred acquisition costs	1,672	1,570
Present value of future profits	38	13
Other	348	296

Total deferred income tax liabilities	3,040	2,546

Net deferred income tax (asset) liability	$(789)	$1,249

The above valuation allowances of $123 million and $107 million related to state deferred tax assets and foreign net operating losses as of December 31, 2008 and 2007, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $704 million as of December 31, 2008, and, if unused, will expire beginning in 2022. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2008 and 2007, we have recorded on our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $555 million and $575 million, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 15 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the section 338 deductions. We recorded net interest expense of $19 million, $20 million and $22 million for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2008 and 2007, we have recorded the estimated present value of our remaining obligation to GE of $358 million and $360 million, respectively, as a liability on our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates subject to change.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2008, amounted to approximately $1,066 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2008	2007
Balance as of January 1	$389	$362
Tax positions related to the current period:
Gross additions	28	46
Gross reductions	(2)	—
Tax positions related to the prior years:
Gross additions	25	47
Gross reductions	(143)	(64)
Settlements	(11)	—
Lapses of statutes of limitations	—	(2)

Balance as of December 31	$286	$389

The total amount of unrecognized tax benefits was $286 million as of December 31, 2008, of which $154 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $22 and $11 million for benefits related to interest and penalties during 2008 and 2006, respectively, and expenses of $6 million during 2007. We had approximately $17 million and $35 million, respectively, of interest and penalties accrued as of December 31, 2008 and 2007.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service (“IRS”) is currently reviewing our U.S. income tax returns for the 2005 and 2006 tax years. Certain issues from the 2003 and 2004 audit cycle have been timely protested and will be subject to review by the IRS appeals division. For those companies that filed consolidated returns with our former parent, GE, in 2003 and 2004 before the IPO (which included the pre-IPO related transactions), the portion of the GE consolidated return allocated to such companies is still subject to IRS examination. Certain issues from the 2000 through 2002 audit cycle are agreed upon with the IRS appeals division and are in the process of being prepared for review by the Joint Committee of Taxation. HM Revenue and Customs is currently reviewing our U.K. income tax returns for the 2000 through 2004 tax years.

We believe it is reasonably possible that in 2009 as a result of our open audits and appeals, up to approximately $97 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the U.S. and lifestyle protection insurance benefits in the U.K.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(16) Supplemental Cash Flow Information

Net cash paid for taxes was $198 million, $59 million and $159 million and cash paid for interest was $406 million, $435 million and $329 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$(214)	$424	$(5)
Dividends declared not yet paid	—	44	40

Total non-cash transactions	$(214)	$468	$35

(17) Stock-Based Compensation

We grant share-based awards to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We recorded stock-based compensation expense of $23 million, $41 million and $34 million, respectively, for the years ended December 31, 2008, 2007 and 2006. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the fair value of stock-based payment awards on the date of grant, we use the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Management periodically evaluates the assumptions and methodologies used to calculate fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

The following table contains the stock option weighted-average grant-date fair value information and related valuation assumptions for the years ended December 31:

	2008	2007	2006
Fair value per option	$5.71	$9.47	$11.60
Valuation assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	26.4%	26.1%	28.0%
Expected dividend yield	1.8%	1.2%	0.9%
Risk-free interest rate	3.2%	4.6%	4.8%

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

During 2008 and 2007, we granted stock options with exercise prices ranging from $5.30 to $23.91 and $26.04 to $36.96, respectively, which equaled the closing market prices on the date of grant and have an exercise term of ten years. The stock options will vest in 20% annual increments commencing on the first anniversary of the date of grant. Additionally, during 2008 and 2007, we issued RSUs with restriction periods ranging from

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

three to eight years and a fair value of $5.30 to $26.59 and $26.04 to $36.70, respectively, which were measured at the market price of a share of our nonrestricted stock on the grant date. We also granted SARs with exercise prices ranging from $16.31 to $22.80 and $30.52 to $34.27, respectively, during 2008 and 2007.

A summary of stock option activity as of December 31, 2008 and 2007 was as follows:

(Shares in thousands)	Shares subject to option	Weighted average exercise price
Balance as of January 1, 2007	13,962	$23.77
Granted	1,435	$30.68
Exercised	(1,799)	$21.85
Forfeited	(892)	$24.21
Expired	—	$—

Balance as of January 1, 2008	12,706	$24.79
Granted	2,242	$22.49
Exercised	(260)	$19.18
Forfeited	(1,246)	$24.83
Expired	—	$—

Balance as of December 31, 2008	13,442	$24.50

Exercisable as of December 31, 2008	7,533	$23.72

The following table summarizes information about stock options outstanding as of December 31, 2008:

Exercise price range	Outstanding			Exercisable
	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$5.30 – $18.51	696	4.14	$16.64	645	$17.29
$19.45 – $22.67	5,713	5.21	$19.72	4,260	$19.79
$22.80 – $27.95	2,792	7.44	$23.87	661	$27.11
$28.00 – $36.62	4,231	7.15	$32.64	1,965	$33.17
$36.96 – $37.89	10	7.91	$37.00	2	$37.13

	13,442		$24.50	7,533	$23.72

(1)	Average contractual life remaining in years

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

A summary of the status of our other equity-based awards as of December 31, 2008 and 2007 was as follows:

(Awards in thousands)	RSUs		DSUs		SARs
	Number of awards	Weighted average grant date fair value	Number of awards	Weighted average fair value	Number of awards	Weighted average grant date fair value
Balance as of January 1, 2007	2,016	$27.24	46	$32.11	6,076	$22.33
Granted	2,015	$33.42	34	$26.89	791	$30.61
Exercised	(168)	$23.34	—	$—	(989)	$19.67
Terminated	(166)	$30.02	—	$—	(332)	$21.90

Balance as of January 1, 2008	3,697	$30.66	80	$25.48	5,546	$24.01
Granted	1,043	$21.93	168	$12.95	1,048	$22.52
Exercised	(390)	$28.37	—	$—	—	$—
Terminated	(377)	$30.34	—	$—	(46)	$22.80

Balance as of December 31, 2008	3,973	$28.53	248	$2.84	6,548	$23.80

During 2008, we did not grant any vesting performance stock unit awards (“PSUs”). In 2007, we granted approximately 937,300 PSUs which were included in RSUs in the table above, with fair values ranging from $26.59 to $34.85. The PSUs may be earned over a three-year period based upon the achievement of certain performance goals relating to our operating return on equity and net operating income. The PSUs will be payable in Genworth Class Common Stock in March 2010 provided we have attained or exceeded threshold levels related to the performance goals. The PSUs were granted at market price as of the grant date. As of December 31, 2008, we terminated 27,000 PSUs. No PSUs were terminated as of December 31, 2007. During 2008, it was determined that threshold levels of performance would not be achieved for the three-year period. Therefore, none of the PSUs will vest and all expenses related to the PSUs were reversed in 2008.

As of December 31, 2008 and 2007, there was $93 million and $94 million, respectively, of total unrecognized stock-based compensation expense related to non-vested awards not yet recognized. This expense is expected to be recognized over a weighted average period of five years.

Cash received from stock options exercised as of December 31, 2008 and 2007 was $5 million and $39 million, respectively. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of equity based awards was $3 million and $16 million as of December 31, 2008 and 2007, respectively.

(18) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments, limited partnerships accounted for under the cost method and bank loans.

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

Insurance—mortgage and unearned premiums—mortgage. Based on carrying value, which approximates fair value.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following represents the fair value of financial assets and liabilities as of December 31:

(Amounts in millions)	2008					2007
	Notional amount			Carrying amount	Fair value	Notional amount			Carrying amount	Fair value
Assets:
Commercial mortgage loans	$		(a)	$8,262	$7,536	$		(a)	$8,953	$9,285
Other invested assets			(a)	1,316	1,326			(a)	400	428

Liabilities:
Borrowings and related instruments (b):
Short-term borrowings			(a)	1,133	1,133			(a)	200	200
Long-term borrowings			(a)	4,261	2,012			(a)	3,903	3,827
Non-recourse funding obligations			(a)	3,455	2,671			(a)	3,455	3,420
Investment contracts			(a)	26,824	24,250			(a)	29,289	29,159
Performance guarantees, principally letters of credit		119		—	—		119		—	—
Insurance—mortgage			(a)	2,076	2,076			(a)	786	786
Unearned premiums—mortgage			(a)	2,882	2,882			(a)	3,477	3,477

Other firm commitments:
Ordinary course of business lending commitments		—		—	—		151		—	—
Commitments to fund limited partnerships		366		—	—		524		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 14.

Recurring Fair Value Measurements

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

(Amounts in millions)	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$42,871	$—	$32,311	$10,560
Equity securities, available-for-sale	234	37	137	60
Other invested assets (a)	4,639	—	3,581	1,058
Separate account assets	9,215	9,215	—	—

Total assets	$56,959	$9,252	$36,029	$11,678

(a)	Represents derivatives, trading securities and securities held as collateral.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

(Amounts in millions)	December 31, 2008
	Total	Level 1	Level 2	Level 3
Policyholder account balances (a)	$860	$—	$—	$860
Other liabilities (b)	273	—	205	68

Total liabilities	$1,133	$—	$205	$928

(a)	Represents embedded derivatives associated with our GMWB liabilities.
(b)	Represents derivative instruments.

Given the inherent uncertainty of estimating fair value when there is not an active market, the estimated fair values would likely differ, and perhaps significantly, from the value that would have been used had an active market for these investments existed.

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

(Amounts in millions)	Year ended December 31, 2008
	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets (a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(1,423)	(2)	781	(644)
Included in other comprehensive income (loss)	(1,899)	—	—	(1,899)
Purchases, sales, issuances and settlements, net	(610)	3	(51)	(658)
Transfers in (out) of Level 3	9,698	29	9	9,736

Ending balance as of December 31, 2008	$10,560	$60	$1,058	$11,678

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(1,408)	$(3)	$592	$(819)

(a)	Includes certain trading securities and derivatives.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

(Amounts in millions)	Year ended December 31, 2008
	Policyholder account balances (a)	Other liabilities (b)
Beginning balance as of January 1, 2008	$34	$—
Total realized and unrealized (gains) losses:
Included in net (income) loss	810	(172)
Included in other comprehensive (income) loss	—	—
Purchases, sales, issuances and settlements, net	16	240
Transfers in (out) of Level 3	—	—

Ending balance as of December 31, 2008	$860	$68

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$814	$(172)

(a)	Includes embedded derivatives associated with our GMWB liabilities.
(b)	Includes derivatives.

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

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represent the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the table presented above.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that exist as of the reporting date, which were recorded in net investment gains (losses).

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Non-recurring Fair Value Measurements

As of December 31, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of December 31, 2008, all bank loans were recorded at fair value, which was lower than their respective cost. Accordingly, for the year ended December 31, 2008, we recorded $27 million of fair value loss adjustments which were included in net investment gains (losses) in the consolidated statement of income. Fair value for bank loans was determined using inputs based on market observable information and was classified as Level 2.

(19) Securitization Entities

We have used former affiliates and third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As of December 31, 2008 and 2007, assets in these entities, which are qualifying special-purpose entities (“QSPEs”), were $1.5 billion and $1.6 billion, respectively.

Total securitized assets were as follows as of December 31:

(Amounts in millions)	2008	2007
Receivables secured by:
Commercial mortgage loans	$618	$679
Fixed maturity securities	145	184
Other assets	704	727

Total securitized assets	$1,467	$1,590

Off-balance sheet:
Sponsored and supported	$997	$1,082
Other	470	508

Total securitized assets	$1,467	$1,590

We evaluated the economic, liquidity and credit risk related to the above QSPEs and believed that the likelihood was remote that any such arrangements could have had a significant adverse effect on our financial position, results of operations or liquidity. Financial support for certain QSPEs was provided under credit support agreements, in which we provided limited recourse for a maximum of $119 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. For 2008 and 2007, no QSPE has incurred any defaults. We were not required to make any payments under any of the credit support agreements. These agreements remain in place throughout the life of the related entities.

Sales of securitized assets to QSPEs resulted in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our consolidated financial statements related to sales to QSPEs as of December 31 were as follows:

(Amounts in millions)	2008		2007
	Cost	Fair value	Cost	Fair value
Retained interests—assets	$127	$130	$132	$168
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$127	$130	$132	$168

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Servicing assets. Following a securitization transaction, we retained the responsibility for servicing the receivables, and as such, were entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There were no servicing assets nor liabilities recorded as the benefits of servicing the assets were adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements, we provided recourse for credit losses in special purpose entities. We provided for expected credit losses under these agreements and such amounts approximated fair value.

GE Capital, our former indirect majority stockholder, provides credit and liquidity support to a funding conduit it sponsored, which exposes it to a majority of the risks and rewards of the conduit’s activities and, therefore, makes GE Capital the primary beneficiary of the funding conduit. Upon adoption of FIN No. 46, Consolidation of Variable Interest Entities, GE Capital was required to consolidate the funding conduit because of this financial support. As a result, assets and liabilities of certain previously off-balance sheet securitization entities, for which we were the transferor, were required to be included in our consolidated financial statements because the funding conduit no longer qualified as a third-party. The assets and liabilities associated with these securitization entities were reported in the corresponding financial statement captions in our consolidated balance sheet, and the assets are noted as restricted due to the lack of legal control we have over them. We applied the same accounting policies to these restricted assets and liabilities as we do to our unrestricted assets and liabilities.

As a result of GE Capital no longer having an ownership interest in us, in March 2006, the respective funding conduit re-qualified as a third party and these securitization entities regained their qualifying status under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result, the assets were effectively re-securitized and the related assets and liabilities were derecognized from our consolidated financial statements. We continue to hold a retained interest in the form of interest-only strips classified as available-for-sale fixed maturity securities in our consolidated balance sheets. There were no off-balance sheet securitizations in 2008 and 2007. We recognized an investment loss on sale of $11 million, net of tax, from this re-securitization transaction in 2006.

(20) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2008, we estimate our domestic and international insurance companies could pay dividends of approximately $1.7 billion to us in 2009 without obtaining regulatory approval.

Our holding companies received dividends from our domestic insurance subsidiaries of $300 million (none of which were deemed “extraordinary”), $750 million ($163 million of which were deemed “extraordinary”) and $587 million ($231 million of which were deemed “extraordinary”), during 2008, 2007 and 2006, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In addition to the guarantees discussed in notes 19 and 23, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than guarantees provided in connection with derivative contracts, were $315 million and $429 million as of December 31, 2008 and 2007, respectively. Our potential obligations under guarantees of derivative contracts were $5 million and $24 million as of December 31, 2008 and 2007, respectively, which reflects the fair value of such derivative contracts. We also provide an unlimited guarantee to third parties for the solvency of our mortgage insurance subsidiary located in the U.K.

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

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

(Amounts in millions)	Years ended December 31,
	2008	2007 (a)	2006
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(859)	$624	$653
Mortgage insurance subsidiaries	(437)	159	243

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	(1,296)	783	896
Captive life reinsurance subsidiaries combined statutory net loss	(330)	(413)	(895)

Combined statutory net income (loss)	$(1,626)	$370	$1

(Amounts in millions)	As of December 31,
	2008	2007 (a)
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,841	$2,969
Mortgage insurance subsidiaries	2,282	2,546

Combined statutory capital and surplus	$5,123	$5,515

(a)	In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed one of our life insurance subsidiaries to amend their 2007 statutory annual statement filing to reflect a revision to statutory survivorship universal life insurance reserves. The 2007 amounts have been revised to reflect the amended net loss and capital and surplus.

Statutory net income (loss) from our captive life reinsurance subsidiaries relate to their assumption reinsurance of statutorily required term and universal life insurance reserves from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties. Accordingly, the life insurance subsidiaries combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,313 million and $1,082 million as of December 31, 2008 and 2007, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V and River Lake VI, includes surplus notes (non-recourse funding obligations) as further described in note 14. The combined statutory net income from our discontinued operations included in the table above was $30 million for the year ended December 31, 2006. The 2007 statutory net income and capital and surplus in the tables above do not include our discontinued operations as we sold that business in May 2007.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our insurance subsidiaries. As of December 31, 2008 and 2007, each of our insurance subsidiaries exceeded the minimum required RBC levels.

For regulatory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves as of December 31, 2008 for our U.S. mortgage insurance subsidiaries were approximately $1.6 billion.

(21) Operating and Geographic Segments

(a) Operating Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our wealth management products and services, retirement income products, institutional products, life insurance and long-term care insurance; (2) International, which includes international mortgage insurance and lifestyle protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, the results of non-core businesses that are managed outside of our operating segments, and eliminations of inter-segment transactions. Our group life and health insurance business, which we agreed to sell in January 2007, was accounted for as discontinued operations and included in Corporate and Other activities. This business was sold on May 31, 2007.

We allocate net investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments, because they have their own separate investment portfolios, and net investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment results, respectively.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit and/or cash flow related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $25 million after-tax expense recorded in the fourth quarter of 2008 related to reorganization costs and a $14 million after-tax expense recorded in the first quarter of 2007 related to our segment reorganization costs.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2008	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,659	$2,357	$740	$21	$6,777
Net investment income	3,000	549	142	39	3,730
Net investment gains (losses)	(1,548)	(24)	(58)	(79)	(1,709)
Insurance and investment product fees and other	1,059	25	27	39	1,150

Total revenues	6,170	2,907	851	20	9,948

Benefits and other changes in policy reserves	3,937	646	1,221	2	5,806
Interest credited	1,293	—	—	—	1,293
Acquisition and operating expenses, net of deferrals	937	1,031	138	54	2,160
Amortization of deferred acquisition costs and intangibles	435	359	80	10	884
Goodwill impairment	255	—	22	—	277
Interest expense	172	40	—	258	470

Total benefits and expenses	7,029	2,076	1,461	324	10,890

Income (loss) from continuing operations before income taxes	(859)	831	(610)	(304)	(942)
Provision (benefit) for income taxes	(239)	223	(242)	(112)	(370)

Income (loss) from continuing operations	$(620)	$608	$(368)	$(192)	$(572)

Total assets	$88,117	$10,498	$3,978	$4,796	$107,389

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

2007	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,494	$2,197	$615	$24	$6,330
Net investment income	3,453	470	147	65	4,135
Net investment gains (losses)	(316)	(7)	6	(15)	(332)
Insurance and investment product fees and other	928	29	37	(2)	992

Total revenues	7,559	2,689	805	72	11,125

Benefits and other changes in policy reserves	3,673	485	421	1	4,580
Interest credited	1,552	—	—	—	1,552
Acquisition and operating expenses, net of deferrals	887	1,000	131	57	2,075
Amortization of deferred acquisition costs and intangibles	417	363	33	18	831
Interest expense	211	28	—	242	481

Total benefits and expenses	6,740	1,876	585	318	9,519

Income (loss) from continuing operations before income taxes	819	813	220	(246)	1,606
Provision (benefit) for income taxes	254	233	49	(84)	452

Income (loss) from continuing operations	$565	$580	$171	$(162)	$1,154

Total assets	$94,360	$11,892	$3,286	$4,777	$114,315

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

2006	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,494	$1,795	$486	$27	$5,802
Net investment income	3,237	314	140	96	3,787
Net investment gains (losses)	(64)	1	6	(12)	(69)
Insurance and investment product fees and other	698	34	26	7	765

Total revenues	7,365	2,144	658	118	10,285

Benefits and other changes in policy reserves	3,521	339	141	3	4,004
Interest credited	1,520	—	—	—	1,520
Acquisition and operating expenses, net of deferrals	807	850	136	65	1,858
Amortization of deferred acquisition costs and intangibles	368	283	30	5	686
Interest expense	140	6	—	218	364

Total benefits and expenses	6,356	1,478	307	291	8,432

Income (loss) from continuing operations before income taxes	1,009	666	351	(173)	1,853
Provision (benefit) for income taxes	336	197	89	(52)	570

Income (loss) from continuing operations	$673	$469	$262	$(121)	$1,283

(b) Revenues of Major Product Groups

(Amounts in millions)	2008	2007	2006
Wealth management (1)	$330	$336	$199
Retirement income	1,148	1,912	2,161
Institutional	(333)	516	572
Life insurance	1,455	1,959	1,807
Long-term care insurance	3,570	2,836	2,626

Total Retirement and Protection segment’s revenues	6,170	7,559	7,365

International mortgage insurance	1,350	1,161	860
Lifestyle protection insurance	1,557	1,528	1,284

Total International segment’s revenues	2,907	2,689	2,144

U.S. Mortgage Insurance segment’s revenues	851	805	658

Corporate and Other’s revenues	20	72	118

Total revenues	$9,948	$11,125	$10,285

(1)	Formerly referred to as managed money.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(c) Net Operating Income (Loss)

(Amounts in millions)	2008	2007	2006
Wealth management	$43	$44	$20
Retirement income	(246)	212	175
Institutional	80	43	42
Life insurance	264	310	313
Long-term care insurance	160	153	153

Total Retirement and Protection segment’s net operating income	301	762	703

International mortgage insurance	481	455	355
Lifestyle protection insurance	152	130	113

Total International segment’s net operating income	633	585	468

U.S. Mortgage Insurance segment’s net operating income	(330)	167	259

Corporate and Other’s net operating loss	(135)	(141)	(113)

Net operating income	469	1,373	1,317
Net investment gains (losses), net of taxes and other adjustments	(1,016)	(205)	(34)
Expenses related to reorganization, net of taxes	(25)	(14)	—

Income (loss) from continuing operations before cumulative effect of accounting change	(572)	1,154	1,283
Income from discontinued operations, net of taxes	—	15	41
Gain on sale of discontinued operations, net of taxes	—	51	—

Income (loss) before cumulative effect of accounting change	(572)	1,220	1,324
Cumulative effect of accounting change, net of taxes	—	—	4

Net income (loss)	$(572)	$1,220	$1,328

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2008	United States	International	Total
(Amounts in millions)
Total revenues	$7,041	$2,907	$9,948

Income (loss) from continuing operations before accounting change	$(1,180)	$608	$(572)

Total assets	$96,891	$10,498	$107,389

2007	United States	International	Total
(Amounts in millions)
Total revenues	$8,436	$2,689	$11,125

Income from continuing operations before accounting change	$574	$580	$1,154

Total assets	$102,423	$11,892	$114,315

2006	United States	International	Total
(Amounts in millions)
Total revenues	$8,141	$2,144	$10,285

Income from continuing operations before accounting change	$814	$469	$1,283

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(22) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2008 are summarized in the table below.

(Amounts in millions, except per share amounts)	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues (1)	$2,753	$2,398	$2,168	$2,629

Total benefits and expenses (2)	$2,589	$2,576	$2,664	$3,061

Income (loss) from continuing operations	$116	$(109)	$(258)	$(321)

Net income (loss)	$116	$(109)	$(258)	$(321)

Earnings (loss) per share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.27	$(0.25)	$(0.60)	$(0.74)

Basic earnings (loss) per common share	$0.27	$(0.25)	$(0.60)	$(0.74)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.27	$(0.25)	$(0.60)	$(0.74)

Diluted earnings (loss) per common share	$0.27	$(0.25)	$(0.60)	$(0.74)

Shares outstanding:
Basic	433.6	432.9	433.1	433.1
Diluted (3)	436.8	432.9	433.1	433.1

(1)	Included in the three months ended December 31, 2008 were: net investment losses of $149 million, including $815 million of impairments partially offset by $727 million of derivative gains largely related to our long-term care insurance business from a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.
(2)	Included in the three months ended December 31, 2008 were: increased losses in our U.S. mortgage insurance business; a goodwill impairment charge of $243 million; an increase in DAC amortization from loss recognition testing; and restructuring charges of $38 million.
(3)	As a result of our net loss for the three months ended June 30, September 30 and December 31, 2008, we were required under SFAS No. 128, Earnings per Share, to use basic weighted average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 2.9 million, 0.7 million and 0.1 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 435.8 million, 433.8 million and 433.2 million for the three months ended June 30, September 30 and December 31, 2008, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Our unaudited quarterly results of operations for the year ended December 31, 2007 are summarized in the table below.

(Amounts in millions, except per share amounts)	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$2,710	$2,765	$2,875	$2,775

Total benefits and expenses	$2,261	$2,307	$2,425	$2,526

Income from discontinued operations, net of tax	$10	$5	$—	$—
Gain (loss) on sale of discontinued operations, net of taxes	—	53	—	(2)
Income from continuing operations before accounting change	314	321	339	180

Net income	$324	$379	$339	$178

Earnings per share:
Basic earnings per common share:
Income from continuing operations before accounting change	$0.71	$0.73	$0.77	$0.41
Income from discontinued operations, net of taxes	0.02	0.01	—	—
Gain from discontinued operations, net of taxes	—	0.12	—	—

Basic earnings per common share (1)	$0.74	$0.86	$0.77	$0.41

Diluted earnings per common share:
Income from continuing operations before accounting change	$0.69	$0.72	$0.76	$0.41
Income from discontinued operations, net of taxes	0.02	0.01	—	—
Gain from discontinued operations, net of taxes	—	0.12	—	—

Diluted earnings per common share (1)	$0.71	$0.84	$0.76	$0.40

Shares outstanding:
Basic	441.0	439.4	441.1	437.4
Diluted	455.0	449.0	445.6	441.1

(1)	May not total due to whole number calculation.

(23) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Between March and October 2008, we and/or one of our subsidiaries were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary.

In December 2008, the same subsidiary was named along with several other GIC industry participants in an additional class action lawsuit alleging antitrust and other violations (including California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages: Fresno County Financing Authority v. AIG Financial Products Corp, antitrust laws relating to the sale of GICs and seeking monetary damages: County of San Diego v. Bank of America, N.A., et al. (Superior Court of Los Angeles County, California, removed to the United States District Court for Central California); County of San Mateo v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California); and County of Contra Costa v. Bank of America, N.A., et al. (Superior Court of San Francisco, California, removed to the United States District Court for Northern California).et al. (United States District Court for Eastern California). This action has been conditionally transferred by the United States Judicial Panel on Multi-District Litigation to the Southern District of New York for consolidation into In re Municipal Derivatives Antitrust Litigation. We intend to defend the cases vigorously.

In June 2008, one of our U.S. mortgage insurance subsidiaries filed an arbitration proceeding regarding five bulk transactions insuring a lender’s payment option adjustable rate loans seeking a declaration of Genworth’s right to rescind coverage. In December 2008, our mortgage insurance subsidiary invoked its rights and rescinded these bulk policies, reflecting approximately $538 million of risk in-force, and thereafter amended its arbitration demand accordingly. In the amended arbitration demand, our mortgage insurance subsidiary alleges, inter alia, that the lender breached material warranties, breached contractual obligations, committed negligence, made material misrepresentations concerning its underwriting practices, concealed material facts regarding its underwriting practices, and fraudulently induced the issuance of mortgage insurance policies. The amended demand seeks, inter alia, restitution of all amounts paid under the bulk policies, consequential damages, a declaration approving the rescission of the bulk policies, and other relief as may be appropriate. Also in December 2008, the lender filed a counterclaim against our mortgage insurance subsidiary alleging, inter alia, breach of contract, breach of duty of good faith and fair dealing, bad faith denial of coverage, and equitable estoppel. The lender seeks, inter alia, compensatory damages, punitive damages, a declaration that the rescinded bulk insurance policies are valid in-force policies, and other relief as may be appropriate. We intend to prosecute our claims and defend the counterclaims vigorously.

(b) Commitments

As of December 31, 2008, we were committed to fund $366 million in limited partnership investments.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2008.

In December 2008, we entered into a definitive agreement to acquire InterBank, fsb, a thrift headquartered in Maple Grove, Minnesota. The completion of the proposed acquisition is subject to the approval of the Office of Thrift Supervision, Genworth receiving approval to participate in the U.S. Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program, as well as the satisfaction of other customary closing conditions.

(24) Restructuring Charges

In December 2008, we announced actions being taken to advance our strategic goals in response to the current economic downturn. These actions included the elimination of approximately 1,000 jobs globally. We recorded a pre-tax charge of approximately $38 million in the fourth quarter of 2008 for severance, outplacement and other costs associated with the plan for workforce reduction and other restructuring actions. These charges were included in acquisition and operating expenses, net of deferrals, in the consolidated statement of income. As of December 31, 2008, we recorded an accrual for $38 million which was included in other liabilities in the consolidated balance sheet. The plan is expected to be completed by the end of the first quarter of 2009.

A summary of pre-tax restructuring charges by segment for the year ended December 31 was as follows:

(Amounts in millions)	2008
Retirement and Protection	$17
International	13
U.S. Mortgage Insurance	1
Corporate and Other	7

Total restructuring charges	$38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of March 2, 2009, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2008, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$764	$905	$905
Tax exempt	2,529	2,371	2,371
Government—non-U.S.	1,724	1,760	1,760
Public utilities	2,973	2,801	2,801
All other corporate bonds	41,887	35,034	35,034

Total fixed maturity securities	49,877	42,871	42,871
Equity securities	301	234	234
Commercial mortgage loans	8,262	xxxxx	8,262
Policy loans	1,834	xxxxx	1,834
Other invested assets (1)	5,611	xxxxx	7,411

Total investments	$65,885	xxxxx	$60,612

(1)	The amount shown in the consolidated balance sheets for other invested assets differs from amortized cost or cost presented, as other invested assets includes certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2008	2007	2006
Revenues:
Net investment and other income	$61	$14	$17
Net investment gains (losses)	19	(9)	(6)

Total revenues	80	5	11

Benefits and expenses:
Operating expenses	30	29	2
Amortization of intangibles	—	—	1
Interest expense	289	279	245

Total benefits and expenses	319	308	248

Loss before income taxes, equity in income (loss) of subsidiaries, gain on sale of discontinued operations and cumulative effect of accounting change	(239)	(303)	(237)
Benefit from income taxes	(86)	(93)	(94)
Equity in income (loss) of subsidiaries	(419)	1,353	1,467
Gain on sale of discontinued operations, net of taxes	—	77	—
Cumulative effect of accounting change	—	—	4

Net income (loss)	$(572)	$1,220	$1,328

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)
Balance Sheets

(Amounts in millions)

	December 31,
	2008	2007
Assets
Investments:
Investment in subsidiaries	$13,606	$17,577
Fixed maturity securities available-for-sale, at fair value	2	19
Other invested assets	120	15

Total investments	13,728	17,611
Cash and cash equivalents	860	357
Intangible assets	—	—
Deferred tax asset	179	136
Tax receivable from subsidiaries	379	415
Other assets	132	53

Total assets	$15,278	$18,572

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$358	$360
Other liabilities	367	398
Borrowings from subsidiaries	233	233
Short-term borrowings	1,133	200
Long-term borrowings	4,261	3,903

Total liabilities	6,352	5,094

Commitments and contingencies

Total stockholders’ equity	8,926	13,478

Total liabilities and stockholders’ equity	$15,278	$18,572

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(572)	$1,220	$1,328
Less gain on sale from discontinued operations, net of taxes	—	(77)	—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	419	(1,353)	(1,467)
Dividends from subsidiaries	405	895	634
Net investment (gains) losses	(19)	9	6
Amortization of intangibles	—	—	1
Amortization of fixed maturity discounts and premiums	3	1	2
Deferred income taxes	(51)	(3)	(1)
Cumulative effect of accounting changes, net of tax	—	—	(4)
Stock-based compensation expense	23	41	34
Change in certain assets and liabilities:
Accrued investment income and other assets	(37)	27	(15)
Other liabilities and other policy-related balances	(7)	135	(138)

Net cash from operating activities	164	895	380

Cash flows from investing activities:
Proceeds from fixed maturity securities	19	11	117
Purchases of fixed maturity securities	(3)	—	—
Cash received from sale of discontinued operations	—	613	—
Payments for business purchased, net of cash acquired	(5)	—	(223)
Capital contribution paid to subsidiaries	(634)	(399)	(74)

Net cash from investing activities	(623)	225	(180)

Cash flows from financing activities:
Short-term borrowings and other, net	930	(48)	47
Repayment and repurchase of long-term borrowings	(319)	(500)	—
Proceeds from issuance of long-term borrowings	597	349	598
Dividend paid to stockholders	(175)	(163)	(145)
Stock-based compensation awards exercised	5	39	49
Acquisition of treasury stock	(76)	(1,124)	(1,000)
Proceeds from issuance of common stock	—	600	—
Capital contributions received from our former parent	—	—	3

Net cash from financing activities	962	(847)	(448)

Net change in cash and cash equivalents	503	273	(248)
Cash and cash equivalents at beginning of year	357	84	332

Cash and cash equivalents at end of year	$860	$357	$84

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2008, 2007 and 2006

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

On April 3, 2000, GEFAHI issued to a subsidiary a senior unsecured note with a principal amount of $233 million with an interest rate of 7.85% maturing on November 30, 2010. As part of our corporate formation, the note was assumed by Genworth. This note was eliminated in consolidation.

As of December 31, 2008, we issued $3,455 million of non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance businesses. These were the obligations of the River Lake and Rivermont Life Insurance Companies, which are wholly-owned, special purpose consolidated captive insurance subsidiaries.

In addition to the guarantees discussed in notes 19, 20 and 23 to our consolidated financial statements, we provided capital support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling up to $875 million and $794 million as of December 31, 2008 and 2007, respectively. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations.

We provided a limited guarantee to Rivermont Insurance Company (“Rivermont I”), an indirect subsidiary, which was accounted for as a derivative under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and was carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2008 and 2007, the fair value of this derivative was $5 million and $24 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2008, 2007 and 2006, the effect on pre-tax income was $19 million, $(9) million and $(6) million, respectively.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement required that Genworth issue to the trusts either a loan or a letter of credit

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2008, 2007 and 2006

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

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2008.

3. Supplemental Cash Flow Information

Net cash received for taxes was $15 million, $52 million and $119 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash paid for interest was $243 million, $258 million and $206 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Supplemental schedule of non-cash activities:
Capital contributions to subsidiaries	$(100)	$—	$—
Dividends from subsidiaries	104	—	—
Dividends declared not yet paid	—	44	40

Total non-cash transactions	$4	$44	$40

4. Income Taxes

Under the Tax Matters Agreement, Genworth was obligated to pay GE, over approximately 15 years, on an after-tax basis and subject to a maximum of $640 million, which is 80% of the tax savings associated with the Section 338 deductions. As of December 31, 2008 and 2007, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits associated with these deductions of $555 million and $575 million, respectively.

As of December 31, 2008, Genworth also held assets of $472 million in respect of the tax elections, comprised of a $93 million deferred tax asset and a $379 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $86 million of net deferred tax asset as of December 31, 2008 was primarily comprised of nonqualified stock options, net operating loss (“NOL”) carryforwards, alternative minimum tax carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. As of December 31, 2007, Genworth held assets of $516 million in respect of the tax elections, comprised of a $101 million deferred tax asset and a $415 million receivable from our subsidiaries pursuant to the tax allocation agreements. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

NOL carryforwards amounted to $49 million as of December 31, 2008, and, if unused, will expire beginning in 2029.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2008
Retirement and Protection	$6,968	$28,533	$34,683	$3,035	$552
International	795	—	19	572	4,063
U.S. Mortgage Insurance	23	—	—	1,712	119
Corporate and Other	—	—	—	3	—

Total	$7,786	$28,533	$34,702	$5,322	$4,734

December 31, 2007
Retirement and Protection	$5,976	$26,740	$36,877	$2,686	$545
International	992	—	36	537	5,020
U.S. Mortgage Insurance	66	—	—	467	65
Corporate and Other	—	—	—	3	1

Total	$7,034	$26,740	$36,913	$3,693	$5,631

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2008
Retirement and Protection	$3,659	$3,000	$5,230	$354	$1,445	$3,673
International	2,357	549	646	348	1,082	2,212
U.S. Mortgage Insurance	740	142	1,221	80	160	793
Corporate and Other	21	39	2	—	322	20

Total	$6,777	$3,730	$7,099	$782	$3,009	$6,698

December 31, 2007
Retirement and Protection	$3,494	$3,453	$5,225	$320	$1,195	$3,494
International	2,197	470	485	351	1,040	3,025
U.S. Mortgage Insurance	615	147	421	33	131	647
Corporate and Other	24	65	1	—	317	22

Total	$6,330	$4,135	$6,132	$704	$2,683	$7,188

December 31, 2006
Retirement and Protection	$3,494	$3,237	$5,041	$275	$1,040	$3,490
International	1,795	314	339	275	864	2,317
U.S. Mortgage Insurance	486	140	141	29	130	493
Corporate and Other	27	96	3	—	295	21

Total	$5,802	$3,787	$5,524	$579	$2,329	$6,321

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	50	Chairman of the Board, President and Chief Executive Officer
Thomas H. Mann	58	Executive Vice President—Genworth
Pamela S. Schutz	54	Executive Vice President—Genworth
Kevin D. Schneider	47	Senior Vice President—Genworth
Ronald P. Joelson	50	Senior Vice President—Chief Investment Officer
Patrick B. Kelleher	51	Senior Vice President—Chief Financial Officer
Michael S. Laming	57	Senior Vice President—Human Resources
Scott J. McKay	47	Senior Vice President—Chief Information Officer
Joseph J. Pehota	47	Senior Vice President—Corporate Development
Michel G. Perreault	49	Senior Vice President—Chief Risk Officer
Leon E. Roday	55	Senior Vice President, General Counsel and Secretary
Frank J. Borelli	73	Director, member of Audit and Nominating and Corporate Governance Committees
Nancy J. Karch	61	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
J. Robert Kerrey	65	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Risa J. Lavizzo-Mourey	54	Director, member Audit and Legal and Public Affairs Committees
James A. Parke	63	Director
James S. Riepe	65	Lead Director, member of Management Development and Compensation and Audit Committees
Barrett A. Toan	61	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Thomas B. Wheeler	72	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer has been our Chairman of the Board, President and Chief Executive Officer since the completion of our initial public offering (“IPO”) in May 2004. Prior to our IPO, he had served as a Vice President of GE since December 1995 and a Senior Vice President of GE since June 2000. Mr. Fraizer was Chairman of the Board of GE Financial Assurance Holdings, Inc. (“GEFAHI”) from November 1996 to May 2004 and President and Chief Executive Officer of GEFAHI from April 1997 to May 2004. Mr. Fraizer led the Consumer Savings and Insurance Group, a predecessor of GEFAHI, from February 1996 until the formation of GEFAHI in October 1996. From July 1993 to December 1996, Mr. Fraizer served in various capacities at GE including: President and Chief Executive Officer of GE Capital Commercial Real Estate; Vice President—Portfolio Acquisitions and Ventures of GE Capital Commercial Real Estate; President and Managing Director, GE Japan; and as a member of GE’s Corporate Audit Staff. Mr. Fraizer serves as a trustee of the Virginia Foundation for Independent Colleges and on the boards of the American Council of Life Insurers, the Financial Services Roundtable and the Andre Agassi Charitable Foundation. Mr. Fraizer received a B.A. in Political Science from Carleton College.

Thomas H. Mann has been our Executive Vice President—Genworth responsible for our International segment since July 2008. Prior thereto, he served as Executive Vice President—Genworth responsible for our

International and U.S. Mortgage Insurance segments since January 2007. Mr. Mann had served as the President and Chief Executive Officer—Mortgage Insurance since the completion of our IPO in May 2004 and has been President, Chief Executive Officer and a Director of Genworth Mortgage Insurance Corporation, a subsidiary of our company, since May 1996. Prior to the IPO, he was a Vice President of GE since April 1996. From March 1990 to April 1996, Mr. Mann served as Vice President of GE Capital and General Manager of GE Capital Vendor Financial Services. Prior to that time, he served as Executive Vice President—Operations with GE Mortgage from August 1986 to March 1990. From November 1984 to August 1986, Mr. Mann served as Manager—Finance Operations at GE Capital’s Real Estate Financial Services Division, and from August 1976 to November 1984, he served in various capacities as a member of GE’s Corporate Audit Staff. Mr. Mann received a B.S. in Business Administration from the University of North Carolina at Chapel Hill. He is a member of the Housing Policy Council Executive Committee, part of the Financial Services Roundtable.

Pamela S. Schutz has been our Executive Vice President—Genworth responsible for our Retirement and Protection segment since January 2007. Prior thereto, Ms. Schutz had served as the President and Chief Executive Officer—Retirement Income and Investments since the completion of our IPO in May 2004 and has been President and Chief Executive Officer of Genworth Life and Annuity Insurance Company, a subsidiary of our company, since June 1998. Prior to the IPO, she was a Vice President of GE since October 2000. From May 1997 to July 1998, Ms. Schutz served as President of The Harvest Life Insurance Company, then an affiliate of our company. Prior to that time, Ms. Schutz served in various capacities with GE Capital Commercial Real Estate from February 1978 to May 1997, attaining the position of President, GE Capital Realty Group in May 1994. Ms. Schutz received a B.A. in Urban Planning from Briarcliff College and an M.S. in Business from American University. She is a member of the board for Bon Secours Richmond Health System.

Kevin D. Schneider has been our Senior Vice President – Genworth responsible for our U.S. Mortgage Insurance segment since July 1, 2008. Prior thereto, Mr. Schneider served as the President and Chief Executive Officer of our U.S. mortgage insurance businesses since the completion of our IPO in May 2004. Prior to the IPO, he was a Senior Vice President and Chief Commercial Officer of Genworth Mortgage Insurance Corporation since April 2003. From January 2003 to April 2003, Mr. Schneider was the Chief Quality Officer for GE Commercial Finance—Americas. From September 2001 to December 2002, he was a Quality Leader for GE Capital Corporate. From April 1998 to September 2001, Mr. Schneider was an Executive Vice President with GE Capital Rail Services. Prior thereto, he had been with GATX Corp. where he was a Vice President—Sales from November 1994 to April 1998 and a Regional Manager from October 1992 to November 1994. From July 1984 to October 1992, Mr. Schneider was with Ryder System where he held various positions. Mr. Schneider received a B.S. degree in Industrial Labor Relations from Cornell University and an M.B.A. from the Kellogg Business School.

Patrick B. Kelleher has been our Chief Financial Officer since March 2, 2007 and a Senior Vice President since the end of January 2007. Mr. Kelleher also served as our Acting Controller from February 2008 through March 2008. Prior to joining our company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance and pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a B.S. degree from Franklin & Marshall College.

Ronald P. Joelson has been our Senior Vice President—Chief Investment Officer since December 2008. Prior to joining our company, Mr. Joelson had been the Managing Director of Insurance Strategic Markets of JP Morgan Chase, from July 2007 until November 2008. Prior thereto, he had been with Prudential Financial where he served as the Senior Vice President and Chief Investment Officer, Asset Liability and Risk Management from June 2000 to July 2007. From January 1984 to May 2000, Mr. Joelson held a number of financial positions at Prudential Financial. Mr. Joelson graduated from Hamilton College in Clinton, NY with a B.S. degree in Economics and Government. He earned his M.B.A. from Columbia University’s Graduate School of Business.

Michael S. Laming has been our Senior Vice President—Human Resources since the completion of our IPO in May 2004 and prior to the IPO was a Senior Vice President of GE Insurance, a business unit of GE Capital, since August 2001 and a Vice President of GE since April 2003. From July 1996 to August 2001, Mr. Laming was a Senior Vice President at GEFAHI and its predecessor companies. Prior thereto, he held a broad range of human resource positions in operating units of GE and at GE corporate headquarters. He graduated from the GE Manufacturing Management Program. Mr. Laming received both a B.S. in Business Administration and a Masters of Organization Development from Bowling Green State University.

Scott J. McKay has been our Senior Vice President—Chief Information Officer since January 2009. He had served as our Senior Vice President—Operations & Quality and Chief Information Officer since August 2004. Prior thereto, he was Senior Vice President—Operations & Quality since the completion of our IPO in May 2004 to August 2004. Prior to the IPO, he was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania.

Joseph J. Pehota has been our Senior Vice President—Corporate Development since January 2009. He had served as our Senior Vice President—Mergers & Acquisitions since January 2007. Prior thereto, he had served as Senior Vice President—Business Development since the completion of our IPO in May 2004, and prior to the IPO, he was Senior Vice President—Business Development of GEFAHI since August 1998. From February 1996 to July 1998, he was the Chief Risk Manager for GE Equity. Prior thereto, Mr. Pehota was Vice President and Manager of Global Distribution for the GE Capital Structured Finance Group from January 1995 to February 1996. From March to December 1994, he was the Vice President of Restructuring and Underwriting—North America, for GE Capital’s Aviation Services business. Prior thereto, Mr. Pehota held various leadership positions with GE Capital’s Structured Finance Group from July 1988 to February 1994. Mr. Pehota received a B.S. in Finance from the University of Connecticut and an M.B.A. from New York University.

Michel G. Perreault will be our Senior Vice President – Chief Risk Officer effective March 2, 2009. Prior to joining our company, Mr. Perreault had been the Senior Vice President, Chief Actuary and Chief Insurance Risk Officer of ING U.S. Retail Annuity Business from February 2007 until February 2009. Prior thereto, he had been with Old Mutual U.S. Life Holdings where he served as the Senior Vice President and Chief Actuary from July 2001 until December 2006. From June 1994 to June 2001, Mr. Perreault was the Senior Vice President and Chief Actuary with Fidelity and Guaranty Life. Prior thereto, he was the Senior Vice President and Chief Actuary of The Holden Group (Security First Life) from September 1987 until May 1994. Mr. Perreault graduated from LAVAL University in Quebec, Canada with a B.A. in Actuarial Sciences; he is a Fellow of the Society of Actuaries.

Leon E. Roday has been our Senior Vice President, General Counsel and Secretary since the completion of our IPO in May 2004 and prior to the IPO was Senior Vice President, General Counsel, Secretary and a director of GEFAHI and its predecessor companies since May 1996 and a Vice President of GE since November 2002. From October 1982 through May 1996, Mr. Roday was at the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP, and he was a partner at that firm from 1991 to 1996. Mr. Roday received a B.A. in Political Science from the University of California at Santa Barbara and a J.D. from Brooklyn Law School. Mr. Roday is a member of the New York Bar.

Frank J. Borelli has served as a member of our board of directors since June 2004. Mr. Borelli has been a Senior Advisor to Stone Point Capital, a former wholly-owned subsidiary of Marsh & McLennan Companies, Inc., since his retirement from Marsh & McLennan in January 2001. Prior thereto, he was Senior Vice President of Marsh & McLennan from April to December 2000 and Senior Vice President and Chief Financial Officer from September 1984 to April 2000. He is a director and Audit Committee Chairman of Express Scripts, Inc. and is a director of the Interpublic Group of Companies. Mr. Borelli is a Trustee of St. Thomas Aquinas College. Mr. Borelli received a B.B.A. in Business Administration from Bernard M. Baruch College, City University of New York.

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

J. Robert “Bob” Kerrey has served as a member of our board of directors since June 2004. Mr. Kerrey has been the President of The New School University since 2001. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of Honor. He serves on the boards of Jones Apparel Group, Inc., Scientific Games Corporation and Tenet Healthcare Corporation. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska.

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

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Lead Director in February 2009. Mr. Riepe was the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Mr. Riepe also served as a director of the T. Rowe Price Group, Inc. and as Chairman and director of the T. Rowe Price Funds until April 2006. He held various positions during his tenure at T. Rowe Price Group, Inc., which began in 1982, including serving as Chairman of all of the T. Rowe Price funds on which he served as a director or trustee. Prior thereto, Mr. Riepe was an Executive Vice President of The Vanguard Group. Mr. Riepe serves as a director of The NASDAQ OMX Group, Inc. and LPL Investment Holdings, Inc. He is the chairman of the University of Pennsylvania’s Board of Trustees and the T. Rowe Price Program for Charitable Giving. He is also a trustee of the James S. and Gail P. Riepe Charitable Foundation and the Baltimore Museum of Art. Mr. Riepe received an M.B.A. and a B.S. from the University of Pennsylvania.

Barrett A. Toan has served as a member of our board of directors since July 2006. Mr. Toan was the Chairman of Express Scripts, Inc. from November 2000 until May 2006 and the Chief Executive Officer of Express Scripts, Inc. from March 1992 until his retirement in March 2005. Mr. Toan was an executive officer of Express Scripts, Inc. from May 1989 until his retirement and served as the President from October 1990 to April 2002. Prior thereto, he was an Executive Director and Chief Operating Officer of Sanus Health Plan of St. Louis. Mr. Toan continues to serve as a director of Express Scripts, Inc. and is also a director of Sigma-Aldrich Corporation. He also serves as a director on a number of charitable organizations, including the St. Louis Art Museum and the Missouri Botanical Garden. Mr. Toan received an M.P.A. from the Wharton School of Finance and Commerce at the University of Pennsylvania and an A.B. from Kenyon College.

Thomas B. Wheeler has served as a member of our board of directors since June 2004. Mr. Wheeler retired as Chairman of the Massachusetts Mutual (now known as MassMutual Financial Group) in December 2000 and as Chief Executive Officer in January 1999. He served as Chairman and Chief Executive Officer of MassMutual beginning in March 1996, President and Chief Executive Officer of MassMutual beginning in October 1988, and President and Chief Operating Officer of MassMutual beginning in January 1987. He served as Executive Vice President of MassMutual’s insurance and financial management line from July 1983 to December 1986 and MassMutual’s field sales force from May 1962 to June 1983, serving as Agent and General Agent. Mr. Wheeler is a director of EstateWorks, Inc. and a director of Textron, Inc. He is a trustee of Woods Hole Oceanographic Institution. Mr. Wheeler received a B.A. in American Studies from Yale University.

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

1.     Financial Statements (see Item 8. Financial Statements and Supplementary Data)

2.     Financial Statement Schedules

3.     Exhibits

Number	Description
2.1	Stock Purchase Agreement, dated as of January 10, 2007, by and between Genworth Financial, Inc. and Sun Life Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 12, 2007)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 9, 2008)

3.3	Certificate of Designations, Powers, Preferences and Rights of 5.25% Series A Cumulative Preferred Stock of Genworth, Financial, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, by and among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture between GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description
4.5	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 14, 2006)

4.6	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 14, 2006)

4.7	ISDA Master Agreement, dated as of March 2, 2000, between Morgan Stanley Derivative Products Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.8	Confirmation Letter, dated as of September 29, 2003, from Morgan Stanley Derivative Products Inc. to GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.9	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.10	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.11	Indenture between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.12	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.13	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 19, 2005)

4.14	Supplemental Indenture No. 3, dated as of June 12, 2007, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2007)

4.15	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 22, 2008)

10.1	Master Agreement among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2005)

10.2	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

Number	Description
10.3	Canadian Tax Matters Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.4	European Tax Matters Agreement among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.5	Australian Tax Matters Agreement between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.6	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (filed herewith)

10.7	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (filed herewith)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (filed herewith)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (filed herewith)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (filed herewith)

10.11	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (filed herewith)

10.12	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.12.1	Amendments to Retrocession Agreement (filed herewith)

Number	Description
10.13	Retrocession Agreement, dated as of April 15, 2004 by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.13.1	Amendments to Retrocession Agreement (filed herewith)

10.14	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.14.1	Amendment to Reinsurance Agreement (filed herewith)

10.15	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.15.1	Amendment to Reinsurance Agreement (filed herewith)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now know as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.17	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.22	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.23	Amended and Restated Five-Year Credit Agreement, dated as of May 25, 2006, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 31, 2006)

Number	Description
10.24	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2007, among Genworth Financial, Inc., as borrower, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2007)

10.25*	Master Confirmation and related Supplemental Confirmation, dated May 17, 2007, relating to Genworth Financial, Inc.’s Accelerated Stock Repurchase Agreement with Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.26	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2006)

10.27§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.27.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.28§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.52.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.29§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.30§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.31.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.31.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.31.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.31.4§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.31.5§	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.32§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed July 21, 2006)

10.33§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Number	Description
10.34§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (filed herewith)

10.35§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (filed herewith)

10.36§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (filed herewith)

10.37§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (filed herewith)

10.38§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.38.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.38.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (filed herewith)

10.39	Director Compensation Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 5, 2005)

10.40§	Separation Agreement & Release, effective February 1, 2007, between Genworth Financial, Inc. and its affiliates and George R. Zippel (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.41§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Patrick B. Kelleher (filed herewith)

10.42§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Leon E. Roday (filed herewith)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Patrick B. Kelleher (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher (filed herewith)

§	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Dated: March 2, 2009

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 2, 2009

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK B. KELLEHER Patrick B. Kelleher	Senior Vice President—Chief Financial Officer (Principal Financial Officer)

/S/ AMY R. CORBIN Amy R. Corbin	Vice President and Controller (Principal Accounting Officer)

* Frank J. Borelli	Director

* Nancy J. Karch	Director

* J. Robert Kerrey	Director

* Risa J. Lavizzo-Mourey	Director

* James A. Parke	Director

* James S. Riepe	Director

* Barrett A. Toan	Director

* Thomas B. Wheeler	Director

*By	/S/ MICHAEL D. FRAIZER
Michael D. Fraizer Attorney-in-Fact