Form 10-Q
period 2009-03-31
GENWORTH FINANCIAL INC
filed 2009-05-08
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 5, 2009, 433,201,332 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Premiums	$1,502	$1,717
Net investment income	711	1,002
Net investment gains (losses)	(770)	(226)
Insurance and investment product fees and other	291	260

Total revenues	1,734	2,753

Benefits and expenses:
Benefits and other changes in policy reserves	1,508	1,401
Interest credited	275	345
Acquisition and operating expenses, net of deferrals	441	528
Amortization of deferred acquisition costs and intangibles	247	203
Interest expense	96	112

Total benefits and expenses	2,567	2,589

Income (loss) before income taxes	(833)	164
Provision (benefit) for income taxes	(364)	48

Net income (loss)	$(469)	$116

Earnings (loss) per common share:
Basic	$(1.08)	$0.27

Diluted	$(1.08)	$0.27

Weighted-average common shares outstanding:
Basic	433.2	433.6

Diluted	433.2	436.8

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$41,319	$42,871
Equity securities available-for-sale, at fair value	221	234
Commercial mortgage loans	8,023	8,262
Policy loans	1,842	1,834
Other invested assets	6,080	7,411

Total investments	57,485	60,612
Cash and cash equivalents	7,064	7,328
Accrued investment income	821	736
Deferred acquisition costs	7,716	7,786
Intangible assets	1,142	1,147
Goodwill	1,314	1,316
Reinsurance recoverable	17,398	17,212
Other assets	998	1,000
Deferred tax asset	1,631	1,037
Separate account assets	8,576	9,215

Total assets	$104,145	$107,389

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$28,763	$28,533
Policyholder account balances	33,196	34,702
Liability for policy and contract claims	5,815	5,322
Unearned premiums	4,482	4,734
Other liabilities	6,316	6,860
Non-recourse funding obligations	3,443	3,455
Short-term borrowings	930	1,133
Long-term borrowings	4,131	4,261
Deferred tax liability	264	248
Separate account liabilities	8,576	9,215

Total liabilities	95,916	98,463

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 522 million shares issued as of March 31, 2009 and December 31, 2008; 433 million shares outstanding as of March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	11,485	11,477

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(4,095)	(4,038)
Derivatives qualifying as hedges	1,061	1,161
Foreign currency translation and other adjustments	(264)	(185)

Total accumulated other comprehensive income (loss)	(3,298)	(3,062)
Retained earnings	2,741	3,210
Treasury stock, at cost (88 million shares as of March 31, 2009 and December 31, 2008)	(2,700)	(2,700)

Total stockholders’ equity	8,229	8,926

Total liabilities and stockholders’ equity	$104,145	$107,389

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	116	—	116
Net unrealized gains (losses) on investment securities	—	—	(953)	—	—	(953)
Derivatives qualifying as hedges	—	—	147	—	—	147
Foreign currency translation and other adjustments	—	—	44	—	—	44

Total comprehensive income (loss)						(646)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(43)	—	(43)
Stock-based compensation expense and exercises and other	—	12	—	—	—	12

Balances as of March 31, 2008	$1	$11,473	$(35)	$3,986	$(2,700)	$12,725

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926

Comprehensive income (loss):
Net income (loss)	—	—	—	(469)	—	(469)
Net unrealized gains (losses) on investment securities	—	—	(57)	—	—	(57)
Derivatives qualifying as hedges	—	—	(100)	—	—	(100)
Foreign currency translation and other adjustments	—	—	(79)	—	—	(79)

Total comprehensive income (loss)						(705)
Stock-based compensation expense and exercises and other	—	8	—	—	—	8

Balances as of March 31, 2009	$1	$11,485	$(3,298)	$2,741	$(2,700)	$8,229

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(469)	$116

Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	82	(8)
Net investment losses (gains)	770	226
Charges assessed to policyholders	(103)	(100)
Acquisition costs deferred	(194)	(331)
Amortization of deferred acquisition costs and intangibles	247	203
Deferred income taxes	(502)	25
Net increase (decrease) in trading and derivative instruments	(56)	(37)
Stock-based compensation expense	8	9
Change in certain assets and liabilities:
Accrued investment income and other assets	(70)	(190)
Insurance reserves	468	1,209
Current tax liabilities	83	(25)
Other liabilities and other policy-related balances	519	28

Net cash from operating activities	783	1,125

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	901	974
Commercial mortgage loans	239	254
Proceeds from sales of investments:
Fixed maturity and equity securities	947	922
Purchases and originations of investments:
Fixed maturity and equity securities	(825)	(1,544)
Commercial mortgage loans	—	(121)
Other invested assets, net	—	(77)
Policy loans, net	(8)	(3)
Payments for businesses purchased, net of cash acquired	—	(5)

Net cash from investing activities	1,254	400

Cash flows from financing activities:
Proceeds from issuance of investment contracts	773	1,547
Redemption and benefit payments on investment contracts	(2,803)	(2,207)
Short-term borrowings and other, net	(82)	(19)
Repayment and repurchase of long-term borrowings	(79)	—
Redemption of non-recourse funding obligations	(12)	—
Dividends paid to stockholders	—	(44)
Stock-based compensation awards exercised	—	2
Acquisition of treasury stock	—	(76)

Net cash from financing activities	(2,203)	(797)
Effect of exchange rate changes on cash and cash equivalents	(98)	(51)

Net change in cash and cash equivalents	(264)	677
Cash and cash equivalents at beginning of period	7,328	3,091

Cash and cash equivalents at end of period	$7,064	$3,768

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003. The accompanying condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or economic interest, which we refer to as the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

We have the following three operating segments:

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs, financial planning services and mutual funds, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K.

(2) Accounting Pronouncements

Recently adopted

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

Business Combinations

On January 1, 2009, we adopted SFAS No. 141R, Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.

Noncontrolling Interest in Consolidated Financial Statements

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

Effective Date of FASB Statement No. 157

On January 1, 2009, we adopted FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which adopts SFAS No. 157, Fair Value Measurements, for fair value measurements of certain nonfinancial assets and liabilities, such as impairment testing of goodwill and indefinite-lived intangible assets. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

Not yet adopted

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for determining fair value when the volume or level of activity for an asset or liability has significantly decreased and identifies circumstances that indicate a transaction is not orderly. This FSP will be effective for us on April 1, 2009. We have not yet determined the impact the adoption of FSP FAS 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

securities and modifies the presentation and disclosure requirements for other-than-temporary impairment disclosures for debt and equity securities. The FSP amends the requirement for an entity to positively assert the ability and intent to hold a debt security to recovery to determine whether an other-than-temporary impairment exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery. Additionally, the FSP modifies the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss within income that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). This FSP will be effective for us on April 1, 2009. Upon adoption of FSP FAS 115-2 and FAS 124-2, we expect to record a cumulative effect adjustment of approximately $400 million, after-tax but before the impact of deferred acquisition costs and other adjustments, to retained earnings with an offset to accumulated other comprehensive income (loss).

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends the fair value disclosure requirements for certain financial instruments to require the disclosures during interim reporting periods of publicly traded entities in addition to annual financial statements. This FSP will be effective for us on April 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial statements.

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2009	2008
Basic earnings (loss) per common share	$(1.08)	$0.27

Diluted earnings (loss) per common share	$(1.08)	$0.27

Weighted-average shares used in basic earnings (loss) per common share calculations	433.2	433.6
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	3.2

Weighted-average shares used in diluted earnings (loss) per common share calculations(1)	433.2	436.8

(1)

As a result of our net loss for the three months ended March 31, 2009, we were required under SFAS No. 128, Earnings per Share, to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 53,858 would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have remained at 433.2 million given the insignificant impact of the antidilutive shares.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2009	2008
Available-for-sale securities:
Realized gains on sale	$29	$14
Realized losses on sale	(63)	(10)
Impairments	(597)	(187)
Trading securities	(12)	(7)
Commercial mortgage loans	(6)	2
Derivative instruments	(121)	(34)
Other	—	(4)

Net investment gains (losses)	$(770)	$(226)

Fixed Maturity and Equity Securities

As of March 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$933	$62	$(1)	$994
Tax exempt	2,570	85	(191)	2,464
Government—non-U.S.	1,636	95	(59)	1,672
U.S. corporate	21,237	141	(3,236)	18,142
Corporate—non-U.S.	11,057	251	(1,494)	9,814
Mortgage and asset-backed	10,907	158	(2,832)	8,233

Total fixed maturity securities	48,340	792	(7,813)	41,319
Equity securities	282	2	(63)	221

Total available-for-sale securities	$48,622	$794	$(7,876)	$41,540

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$—	$—	—	$7	$(1)	1
Tax exempt	533	(32)	144	396	(159)	149
Government—non-U.S.	247	(32)	94	80	(27)	51
U.S. corporate	5,431	(632)	657	8,692	(2,604)	919
Corporate—non-U.S.	1,952	(310)	402	4,070	(1,184)	554
Mortgage and asset-backed	1,238	(180)	342	5,213	(2,652)	876

Subtotal, fixed maturity securities	9,401	(1,186)	1,639	18,458	(6,627)	2,550
Equity securities	97	(43)	18	30	(20)	8

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

% Below cost—fixed maturity securities:
<20% Below cost	$8,240	$(572)	1,299	$11,421	$(1,245)	1,300
20-50% Below cost	1,070	(465)	267	5,567	(2,633)	823
>50% Below cost	91	(149)	73	1,470	(2,749)	427

Total fixed maturity securities	9,401	(1,186)	1,639	18,458	(6,627)	2,550

% Below cost—equity securities:
<20% Below cost	45	(4)	7	—	—	—
20-50% Below cost	31	(14)	9	30	(20)	8
>50% Below cost	21	(25)	2	—	—	—

Total equity securities	97	(43)	18	30	(20)	8

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

Investment grade	$8,740	$(1,085)	1,321	$17,369	$(5,907)	2,275
Below investment grade	758	(144)	336	1,119	(740)	283
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

The investment securities in an unrealized loss position as of March 31, 2009 consisted of 4,215 securities and accounted for unrealized losses of $7,876 million. Of these unrealized losses of $7,876 million, 89% were investment grade (rated AAA through BBB-) and 23% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities that were greater than 20% below cost represented 77% of unrealized losses, of which approximately 56% were U.S. and non-U.S. corporate securities and approximately 40% were mortgage-backed and asset-backed securities. The following provides additional information regarding these securities that were more than 20% below cost.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more. Virtually all of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S. and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of March 31, 2009.

•

A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized.

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

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2009, 1,258 securities were 20% or more below cost, of which 200 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $683 million. These securities, which were issued primarily by corporations in the finance and insurance, capital goods and non-cyclical industries, as well as structured securities, were current on all terms.

As of March 31, 2009, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, currency exchange rates and other asset prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibition on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$354	$501	Other liabilities	$53	$54
Foreign currency swaps	Other invested assets	68	120	Other liabilities	1	1

Total cash flow hedges		422	621		54	55

Fair value hedges:
Interest rate swaps	Other invested assets	211	231	Other liabilities	33	36
Foreign currency swaps	Other invested assets	20	46	Other liabilities	—	—

Total fair value hedges		231	277		33	36

Total derivatives designated as hedges		653	898		87	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	422	384	Other liabilities	54	95
Interest rate swaptions	Other invested assets	527	780	Other liabilities	49	60
Credit default swaps	Other invested assets	—	1	Other liabilities	41	27
Equity index options	Other invested assets	154	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	7	—
Other foreign currency contracts	Other invested assets	5	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable(a)	18	18	Policyholder account balances(b)	923	878

Total derivatives not designated as hedges		1,126	1,335		1,074	1,060

Total derivatives		$1,779	$2,233		$1,161	$1,151

(a)	Represents the account value associated with the reinsured portion of GMWB embedded derivatives.
(b)	Represents the account value associated with GMWB embedded derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other invested assets, respectively.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for equity index options, the change between periods is best illustrated by the number of contracts, and for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	March 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$183	$5	$4,179
Foreign currency swaps	Notional	559	326	338	547

Total cash flow hedges		4,560	509	343	4,726

Fair value hedges:
Interest rate swaps	Notional	3,098	—	51	3,047
Foreign currency swaps	Notional	187	—	78	109

Total fair value hedges		3,285	—	129	3,156

Total derivatives designated as hedges		7,845	509	472	7,882

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	950	200	7,210
Interest rate swaptions	Notional	12,000	—	—	12,000
Credit default swaps	Notional	610	—	—	610
Financial futures	Notional	2,194	1,995	2,194	1,995
Inflation indexed coupon swaps	Notional	—	127	—	127
Other foreign currency contracts	Notional	—	360	—	360

Total derivatives not designated as hedges		21,264	3,432	2,394	22,302

Total derivatives		$29,109	$3,941	$2,866	$30,184

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	March 31, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	—	75,000	457,000
GMWB embedded derivatives	Policies	43,677	1,089	419	44,347

Cash flow hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of other comprehensive income (loss). We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed-rate bond purchases and/or interest income; and (vi) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into income from OCI(a)	Classification of gain (loss) reclassified into income	Gain (loss) recognized in income (loss)(b)	Classification of gain (loss) recognized in income (loss)
Interest rate swaps hedging assets	$(145)	$5	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(12)	(3)	Interest expense	—	Net investment gains (losses)

Total	$(157)	$5		$(6)

(a)

Amounts include $3 million of gains reclassified into income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into income (loss) when the underlying hedge item affects income.

(b)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $1,061 million, net of taxes, recorded in stockholders’ equity as of March 31, 2009 is expected to be reclassified to future income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $8 million, net of taxes, is expected to be reclassified to income in the next twelve months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to income during the three months ended March 31, 2009 in connection with forecasted transactions that were no longer considered probable of occurring. During 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance within OCI related to these derivatives will be reclassified into income when the forecasted transactions affect income, as the forecasted transactions are still probable of occurring.

Fair value hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; and (iii) other instruments to hedge various fair value exposures of investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in income (loss)	Classification of gain (loss) recognized in income (loss)	Other impacts to income (loss)	Classification of other impacts to income (loss)	Gain (loss) recognized in income (loss)	Classification of gain (loss) recognized in income (loss)
Interest rate swaps hedging assets	$(7)	Net investment gains (losses)	$(4)	Net investment income	$7	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	Net investment gains (losses)	19	Interest credited	—	Net investment gains (losses)
Foreign currency swaps	(11)	Net investment gains (losses)	—	Interest credited	10	Net investment gains (losses)

Total	$(18)		$15		$17

The difference between the gain (loss) recognized for the derivative instrument and the hedged item presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the income effects of the derivative instruments that are presented in the same location as the income activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

Derivatives not designated as hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; and (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives.

The following table provides information about the pre-tax income (loss) effects of derivatives not designated as hedges for the three months ended March 31, 2009:

(Amounts in millions)	Gain (loss) recognized in income (loss)	Classification of gain (loss) recognized in income (loss)
Interest rate swaps	$82	Net investment gains (losses)
Interest rate swaptions	(242)	Net investment gains (losses)
Credit default swaps	(14)	Net investment gains (losses)
Equity index options	16	Net investment gains (losses)
Financial futures	79	Net investment gains (losses)
Inflation indexed swaps	(7)	Net investment gains (losses)
Other foreign currency contracts	8	Net investment gains (losses)
GMWB embedded derivatives	(39)	Net investment gains (losses)

Total derivatives not designated as hedges	$(117)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivative counterparty credit risk

As of March 31, 2009 and December 31, 2008, net fair value assets by counterparty totaled $1,533 million and $1,946 million, respectively. As of March 31, 2009 and December 31, 2008, net fair value liabilities by counterparty totaled $10 million and $4 million, respectively. As of March 31, 2009 and December 31, 2008, we retained collateral of $1,248 million and $1,605 million, respectively, related to these agreements, including over collateralization of $49 million and $66 million, respectively, from certain counterparties. As of March 31, 2009, we provided $3 million of collateral to derivative counterparties. As of December 31, 2008, we provided no collateral to derivative counterparties.

All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2009 and December 31, 2008, we could have been allowed to claim up to $285 million and $407 million, respectively, from counterparties and required to disburse up to $7 million and $4 million, respectively. This represents the net fair value of gains and losses by counterparty, less available collateral held.

As a result of rating agency actions taken in April 2009, credit downgrade provisions were triggered in our master swap agreements with certain derivative counterparties where the derivatives represent net fair value assets by counterparty totaling $296 million with a total notional value of $6.9 billion as of March 31, 2009. Of the derivatives that can be terminated as a result of the downgrade provision, approximately $5.7 billion of notional value was terminated during April 2009 that resulted in us receiving $134 million from decreases in fair value subsequent to March 31, 2009.

Credit derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing securities to reproduce characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps and the par value of debt instruments with embedded credit derivatives. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction. For debt instruments with embedded credit derivatives, the security’s principal is typically reduced by the net amount of default for any referenced entity defaults.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6	$—	$1	$6	$—	$1
AA
Matures after one year through five years	5	—	—	5	—	—
A
Matures after one year through five years	47	—	7	52	—	5
Matures after five years through ten years	15	—	1	15	—	2
BBB
Matures after one year through five years	78	—	6	73	—	7
Matures after five years through ten years	24	—	3	24	—	4

Total credit default swaps on single name reference entities	$175	$—	$18	$175	$—	$19

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
15% – 30% matures after five years through ten years(a)	$177	$—	$7	$177	$1	$2
12% – 22% matures after five years through ten years(b)	248	—	16	248	—	6

Total credit default swaps on index tranches	$425	$—	$23	$425	$1	$8

(a)	The current attachment/detachment as of March 31, 2009 and December 31, 2008 was 14.9% – 30.3%.
(b)	The current attachment/detachment as of March 31, 2009 and December 31, 2008 was 12% – 22%.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	March 31, 2009			December 31, 2008
(Amounts in millions)	Par value	Amortized cost	Fair value	Par value	Amortized cost	Fair value
Credit rating:
AAA
Matures after one year through five years	$100	$100	$61	$100	$100	$51
Matures after five years through ten years	300	332	129	300	332	105

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$400	$432	$190	$400	$432	$156

The embedded credit derivatives included in the available-for-sale fixed maturity securities presented above have AAA credit ratings as of March 31, 2009.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) Fair Value Measurements

Recurring fair value measurements

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$41,319	$—	$30,316	$11,003
Equity securities, available-for-sale	221	43	117	61
Other invested assets(a)	3,369	—	2,507	862
Reinsurance recoverable(b)	18	—	—	18
Separate account assets	8,576	8,576	—	—

Total assets	$53,503	$8,619	$32,940	$11,944

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$42,871	$—	$32,311	$10,560
Equity securities, available-for-sale	234	37	137	60
Other invested assets(a)	4,639	—	3,581	1,058
Reinsurance recoverable(b)	18	—	—	18
Separate account assets	9,215	9,215	—	—

Total assets(c)	$56,977	$9,252	$36,029	$11,696

(a)	Represents derivatives, trading securities and securities held as collateral.
(b)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of December 31, 2008 has been revised to include this amount.
(c)	Total assets have been revised to include the reinsured portion of our GMWB liabilities.

The following tables set forth our liabilities that were measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$923	$—	$—	$923
Other liabilities(b)	238	—	165	73

Total liabilities	$1,161	$—	$165	$996

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$878	$—	$—	$878
Other liabilities(b)	273	—	205	68

Total liabilities	$1,151	$—	$205	$946

(a)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balances as of December 31, 2008 have been revised to exclude the impact of reinsurance.
(b)	Represents derivative instruments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended March 31, 2009
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Reinsurance recoverable(b)	Total
Beginning balance as of January 1, 2009	$10,560	$60	$1,058	$18	$11,696
Total realized and unrealized gains (losses):
Included in net income (loss)	(292)	—	(251)	1	(542)
Included in other comprehensive income (loss)	260	—	—	—	260
Purchases, sales, issuances and settlements, net	(311)	1	(21)	(1)	(332)
Transfers in to Level 3	2,697	—	76	—	2,773
Transfers out of Level 3	(1,911)	—	—	—	(1,911)

Ending balance as of March 31, 2009	$11,003	$61	$862	$18	$11,944

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(296)	$—	$(271)	$1	$(566)

	Three months ended March 31, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(95)	1	36	(58)
Included in other comprehensive income (loss)	(404)	(3)	—	(407)
Purchases, sales, issuances and settlements, net	(25)	(1)	35	9
Transfers in to Level 3	1,211	4	11	1,226
Transfers out of Level 3	(711)	(3)	—	(714)

Ending balance as of March 31, 2008	$4,770	$28	$401	$5,199

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(95)	$—	$36	$(59)

(a)	Represents trading securities and derivatives.
(b)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended March 31, 2009
(Amounts in millions)	Policyholder account balances(a)	Other liabilities(b)
Beginning balance as of January 1, 2009(c)	$878	$68
Total realized and unrealized (gains) losses:
Included in net (income) loss	39	5
Included in other comprehensive (income) loss	—	—
Purchases, sales, issuances and settlements, net	6	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance as of March 31, 2009	$923	$73

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$44	$5

	Three months ended March 31, 2008
(Amounts in millions)	Policyholder account balances(a)	Other liabilities(b)
Beginning balance as of January 1, 2008	$34	$—
Total realized and unrealized (gains) losses:
Included in net (income) loss	78	—
Included in other comprehensive (income) loss	—	—
Purchases, sales, issuances and settlements, net	3	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance as of March 31, 2008	$115	$—

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$78	$—

(a)	Represents embedded derivatives associated with our GMWB liabilities.
(b)	Represents derivatives.
(c)	The policyholder account balances as of January 1, 2009 have been revised to exclude the impact of reinsurance.

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the condensed consolidated statements of income or other comprehensive income (loss) within stockholders’ equity based on the appropriate accounting treatment for the instrument.

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

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represents the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the tables presented above.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, which were recorded in net investment gains (losses).

Non-recurring fair value measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of March 31, 2009, no bank loans were recorded at fair value; therefore, there were no fair value loss adjustments. As of December 31, 2008, all bank loans were recorded at fair value, which was lower than their respective cost. Accordingly, we recorded $3 million of fair value loss adjustments which were included in net investment gains (losses) in the condensed consolidated statements of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

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

(b) Commitments

As of March 31, 2009, we were committed to fund $302 million in limited partnership investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8) Borrowings and Other Financings

Commercial Paper Facility

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. However, during the second half of 2008, the unfavorable liquidity environment impacted our ability to issue commercial paper and the downgrade of our holding company resulted in us being ineligible to participate in the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) which went into effect in October 2008. The $203 million of outstanding commercial paper as of December 31, 2008 was held by CPFF until maturity and was fully repaid in February 2009. In the current market environment, we do not anticipate issuing commercial paper.

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

As of March 31, 2009, we had borrowings of $930 million under these facilities and we utilized $202 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. As of December 31, 2008, we had borrowings of $930 million under these facilities and we utilized $184 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. As of March 31, 2009, we had an unused credit capacity under our revolving credit facilities of $728 million. In April 2009, we utilized an additional $70 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our life insurance subsidiaries. In May 2009, we terminated the $170 million letter of credit under these facilities that benefited one of our U.S. mortgage insurance subsidiaries.

Long-term Senior Notes

During the first quarter of 2009, we repurchased $79 million of our 4.75% senior notes, plus accrued interest. We have $329 million and $331 million of our outstanding senior notes maturing in May and June 2009, respectively.

Non-recourse Funding Obligations

As of March 31, 2009, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency actions on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On March 25, 2009, River Lake Insurance Company IV Limited, our wholly-owned subsidiary, repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

As of March 31, 2009 and December 31, 2008, the weighted-average interest rates on our non-recourse funding obligations were 1.69% and 3.76%, respectively, reflecting the decline in the underlying index rate.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.5	0.4
Benefit on tax favored investments	4.3	(3.5)
Effect of foreign operations	4.8	(3.8)
Interest on uncertain tax positions	(0.3)	2.2
Other, net	(0.6)	(1.0)

Effective rate	43.7%	29.3%

The effective tax rate increased significantly from the prior year due to an expected full year loss in the current year compared to expected full year income for the prior year. Additional tax benefits for the year were recognized in the current quarter due to the increased proportion of the current year losses to the expected full year losses over the corresponding proportion of the prior year income to the prior year expected full year income pursuant to Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting.

(10) Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our life insurance, long-term care insurance, wealth management products and services, retirement income products and institutional products; (2) International, which includes international mortgage and lifestyle protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, the results of non-core businesses that are managed outside of our operating segments and eliminations of inter-segment transactions.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery and credit and/or cash flow related gains and losses, the timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies.

In 2009, we began reporting our equity access business in our long-term care insurance business included in our Retirement and Protection segment. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans and was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts have not been re-presented.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2009	2008
Revenues:
Retirement and Protection	$972	$1,756
International	590	751
U.S. Mortgage Insurance	188	229
Corporate and Other	(16)	17

Total revenues	$1,734	$2,753

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2009	2008
Retirement and Protection	$63	$162
International	101	160
U.S. Mortgage Insurance	(135)	(36)
Corporate and Other	(15)	(42)

Net operating income	14	244
Net investment gains (losses), net of taxes and other adjustments	(483)	(128)

Net income (loss)	$(469)	$116

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2009	December 31, 2008
Assets:
Retirement and Protection	$86,809	$88,117
International	10,068	10,498
U.S. Mortgage Insurance	4,292	3,978
Corporate and Other	2,976	4,796

Total assets	$104,145	$107,389

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including adverse capital and credit market conditions, downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, the impact of the U.S. government’s plan to purchase illiquid mortgage-backed and other securities, our ability to access the U.S. government’s financial support programs, interest rate fluctuations, the valuation of fixed maturity, equity and trading securities, defaults, downgrades or impairments of our fixed maturity securities portfolio, goodwill impairments, the soundness of other financial institutions, our inability to access our credit facilities, declines in risk-based capital, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, intense competition, availability and adequacy of reinsurance, defaults by counterparties, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or compromise of the security of our computer systems and the occurrence of natural or man-made disasters or a pandemic;

•

Risks relating to our Retirement and Protection segment, including changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, reputational risks as a result of rate increases on certain in-force long-term care insurance products, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements and the failure of demand for long-term care insurance to increase as we expect;

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, unexpected increases in mortgage insurance default rates or severity of defaults, decreases in the volume of high loan-to-value international mortgage originations, increased competition with government-owned and government-sponsored enterprises offering mortgage insurance and changes in regulations;

•

Risks relating to our U.S. Mortgage Insurance segment, including our review of strategic alternatives for the segment, increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, the effect of the conservatorship of Fannie Mae and Freddie Mac on mortgage originations, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance, changes in regulations, legal actions under the Real Estate Settlement Practices Act of 1974 (“RESPA”) and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the risk that adverse market or other conditions might delay or impede the planned initial public offering (“IPO”) of our mortgage insurance operations in Canada, the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under our tax matters agreement with GE even if our corresponding tax savings are never realized and our payments could be accelerated in the event of certain changes in control and provisions of our certificate of incorporation and bylaws and our tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including the suspension of dividends and stock price fluctuation.

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

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs, financial planning services and mutual funds, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended March 31, 2009, our Retirement and Protection segment’s net loss was $385 million and net operating income was $63 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. We primarily offer products in the flow market. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2009, our International segment’s net income and net operating income were $91 million and $101 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended March 31, 2009, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $148 million and $135 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. For the three months ended March 31, 2009, Corporate and Other activities’ net loss and net operating loss were $27 million and $15 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends discussed in our 2008 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and trends in profitability of our businesses. Globally, we are experiencing slowing economies, rising unemployment, falling real estate values, reduced consumer spending and reductions in credit availability and liquidity, all of which contributed to a recessionary economic environment and both weak and volatile financial markets. Although these and other macroeconomic factors continued their negative trend in early 2009, there was a more modest deterioration in the U.S. housing markets in the first quarter of 2009 as compared to the second half of 2008.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their consumption, debt and risk profiles in response to these conditions. This is evident in the slow down of mortgage originations and consumer lending. We have experienced an elevated incidence of claims in our U.S. and international mortgage and lifestyle protection insurance businesses. In addition, we may experience an increase in lapses or surrenders of policies in our life and long-term care insurance businesses given our policyholders’ cash needs. Other factors such as government spending, the volatility and strength of the capital markets and inflation also affect the business and economic environment. We have seen an adverse impact on sales, revenues and profitability trends of certain insurance and investment products in early 2009 related to these market conditions as well as other factors discussed within each segment discussion herein. If these trends continue, we could see further adverse impacts.

In response to these current market conditions, we have tightened underwriting guidelines to reduce mortgage insurance exposures globally. We have also increased pricing in targeted markets and products in our U.S., Australian and European mortgage insurance businesses, as well as in our lifestyle protection insurance business. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. In addition, we have refined our product and distribution management strategies to better fit with our strengths, profitability targets and risk tolerance. These and other company actions seek to enhance our capital and liquidity as discussed under “—Liquidity and Capital Resources.”

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Barack Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. The U.S. government,

Federal Reserve and other legislative and regulatory bodies have taken or are considering a variety of other actions, such as interest rate reductions, to address the financial crisis. These include various mortgage restructuring programs under consideration or implemented by the GSEs, lenders and the U.S. government. Outside of the U.S., various governments have taken actions to stimulate economies, stabilize financial systems and reduce interest rates. There can be no assurance as to what impact any of these actions will have on the economic and financial markets, including the high levels of volatility currently being experienced. Continued weak global economic performance and poor performance of investment markets could materially and adversely affect our business, financial condition and results of operations.

On April 9, 2009, we were informed by the U.S. Department of the Treasury (“Treasury”) that the deadline for approval by the Office of Thrift Supervision (“OTS”) of our application to become a savings and loan holding company passed before OTS completed its review of our application and Treasury would not be extending the deadline. We will, therefore, not complete the intended acquisition of InterBank, fsb of Maple Grove, Minnesota, nor will we be eligible to participate in Treasury’s Capital Purchase Program (“CPP”) established for companies that own a thrift.

Volatility in credit and investment markets. Credit markets continue to experience re-pricing of risk, mixed performance, illiquidity and volatility. In this connection, we have experienced widening credit spreads in several assets classes and more credit downgrade events indicating increased probability of default. While these trends began mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, these trends have spread to other asset classes and financial sectors.

In connection with this uncertainty, we believe investors and lenders have retreated from investing in asset-backed securities, including those associated with non-agency residential mortgage loans and commercial mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

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

As a result of the current economic downturn, the marketplace has experienced an increase in corporate bankruptcies, financial restructurings and the number of companies defaulting on their debt obligations and a decline in the performance of collateral underlying certain structured securities. These factors and other performance characteristics have resulted in declines in the value of our investment portfolio and contributed to $597 million of impairments and $107 million of losses related to limited partnership investments in the first quarter of 2009. However, impairments recorded in 2009 were lower than the trends experienced in the fourth quarter of 2008. As a result of the challenging market conditions and expected further weakening in the economic environment, we expect to see further volatility in the valuation of these investments, as well as the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities. Although these economic conditions negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform and default rates remain at historically low levels for many of the impacted asset classes.

We believe that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Trends and conditions affecting our segments

Retirement and Protection

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution and customer service. As a result of a competitive pricing environment, our discipline to achieve targeted returns and our refined target market, we have experienced lower term life insurance sales. We anticipate that sales will continue to decline as we maintain our pricing discipline and focus on our strategic shift to the “main street” market characterized by face amounts of $1 million or below. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue) and expect this trend to continue for a period of time as certain blocks of business reach the post-level rate period.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions, including the use of securitization, letter of credit and other financing transactions, to reduce the capital impact of these regulations. Market conditions since late 2007 adversely affected the availability of securitization transactions and heightened the need for us to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private financing transactions or changes in product designs and offerings. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Although our sales in the current quarter have been adversely impacted primarily by the general economic conditions experienced over the past several months and lower sales through financial institutions, the decline has been mitigated by the strength of our career force, breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings. For example, we continued to experience sales growth in our Medicare supplement insurance and have expanded our product offerings to include linked-benefits products. The impact of lower termination rates, in particular lapse rates on older issued policies, some with expiring reinsurance coverage, have caused higher benefits and other changes in policy reserves, resulting in lower net operating income for older blocks of business. However, in the first quarter of 2009, termination rates increased on the new and old blocks of business. If this trend continues, this would result in lower benefits and other changes in policy reserves, resulting in higher net operating income. In addition, the continued low interest rate environment may negatively impact our net operating income.

In response to these trends, we intend to continue to pursue multiple growth initiatives, continue investing in case management improvements, maintain tight expense management, actively explore reinsurance and capital market solutions, execute effective investment strategies and, if appropriate, consider other actions to improve profitability of the overall block. During 2007 and 2008, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases. The rate increase has been approved in 43 states.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. Growth in the asset management industry has slowed significantly in the current market environment. The decline and volatility in the equity markets has negatively impacted our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. If the first quarter market conditions continue or equity markets worsen, we would expect to see further negative performance in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends on many factors, including product features, ratings and competitive strength. We provide various product features such as current and minimum crediting rates on spread-based products, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products that provide a guaranteed death or living benefit to the consumer.

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

During the second half of 2008 and into 2009, we experienced lower variable annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty by shifting to cash, government securities and other products. We also experienced a decline in fixed annuity sales that began in December 2008 and continued into 2009. Due to recent adverse market conditions, our operating results and ratings downgrades, certain firms have elected to suspend sales of fixed and variable annuity products issued by one or more of our subsidiaries. In addition, we have scaled back certain product features, targeted distributors and sales personnel supporting certain product lines due to the adverse market conditions and future risk appetite, profitability and capital considerations. Such suspensions, market turbulence and company strategic actions have impacted our ability to generate new sales in certain annuity products and channels, although first quarter sales achieved our desired goals in the current market. Current market pressures are also increasing our expected claim costs, the costs of our hedging programs and the level of capital we may need to support these products.

We believe there may be further declines in equity markets and interest rates and ongoing equity market volatility that may impact the costs and effectiveness of our hedging programs and new sales. Additionally, the significant declines and increased volatility in the equity markets in 2009 have negatively impacted our results in the first quarter of 2009 through accelerated amortization of deferred acquisition costs and increased reserves. Continued weak equity market performance and volatility could result in additional losses in our variable annuity products and associated hedging program which will negatively impact our results of operations.

In response to the declines in equity markets, we will continue offering annuity products with living benefit features, such as those described above; however, certain product features will be scaled back to reduce risk and costs could be increased to the consumer. We do not believe that this will impact our competitive position as these benefits will still be attractive to the consumer within our target markets. We also see competitors taking similar actions.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. As a result of market turmoil and investors’ need for higher yields, credit quality and/or greater liquidity, we do not anticipate writing new institutional business in the current market environment.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. We have seen a decline in housing markets, a slowdown in mortgage origination levels and an increase in unemployment in virtually all of our international markets. As a result of these economic trends and slowing mortgage origination volume, we anticipate continued lower levels of new insurance written and increased losses, which will adversely impact the growth of our revenues and our results of operations with variations seen by individual country.

Canada and Australia comprise approximately 96% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 67% as of March 31, 2009. In these markets, our international mortgage insurance business has expanded with favorable operating results; however, we expect higher loss levels over time as recent books of insurance in-force season in a period of higher unemployment and low or declining home price appreciation. High-risk lending practices such as sub-prime and 100% loan-to-value lending are far less common in international markets than in the United States, and there is significantly less reliance on capital market funding for liquidity needs. We have also taken steps over the past 12 to 18 months to tighten our underwriting requirements, increase prices in targeted areas or products and enhance loss mitigation strategies in light of the slowing economies and housing markets. We expect that our established international mortgage insurance business in Canada and Australia will contribute the majority of total revenues and profits of this business. As global economies continue to slow, entry into and growth in developing international markets will be selective and we may withdraw from certain markets.

In Canada, government actions such as reductions in interest rates, the expansion of the Canadian Mortgage Bond Program and the establishment of a $125.0 billion mortgage purchase program have helped mitigate the impact of the economic slowdown in the Canadian housing market. In Australia, government actions were taken in the second half of 2008, such as providing aid to first-time home buyers, establishing temporary liquidity facilities to purchase residential mortgage-backed securities directly from lenders and the implementation of several interest rate cuts, to help offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment. Interest rate cuts have continued into 2009 with the Bank of Canada lowering its overnight rate by 125 basis points and the Reserve Bank of Australia lowering its cash rate by the same amount, both since the beginning of 2009. Additionally, the Australian government has indicated it will continue to take action to stimulate the slowing economy.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent on economic conditions, including consumer lending levels, client account penetration, the number of countries and markets we enter and mortality, morbidity and unemployment trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products. In the first quarter of 2009, sales decreased primarily as a result of slowing economies across Europe, as well as a decline in consumer lending, principally in the U.K., Ireland and Spain. We have also experienced lower single premium sales related in part to the adoption of new business regulations of sales practices in the U.K. In the U.K., there were generally lower lending levels by banks and financial institutions as lenders struggle in the slowing economy. Depending on the severity and length of these trends, we may experience additional sales declines.

In the first quarter of 2009, unemployment rates increased across Europe as the economy continued to deteriorate. Consequently, we have seen a significant increase in incurred claims, particularly in Spain, Ireland and the U.K. In addition, we saw an increase in sickness and accident claims which partially correlate to economic cycles. If these trends continue, we could incur additional losses which would negatively impact our results of operations.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weakening global economy.

As seen in the first quarter of 2009, we expect unemployment levels to further increase as the U.S. economy continues to slow into 2009 and beyond. Home price appreciation remains negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest, primarily Illinois and Michigan, continue to experience an economic slowdown that could be exacerbated by the potential upheaval from within the U.S. auto industry. Over time, these areas have seen a more pronounced weakness in their housing markets, as well as declines in home prices.

Despite a moderate first quarter slowdown in delinquency development, delinquency and foreclosure levels continue to remain high which contributed to the increased housing supply levels and have further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is adversely affecting the performance of our entire portfolio across all product lines in all markets, but with particular impact in certain states and product types. We anticipate that the difficult conditions in the financial markets are not likely to improve in the near future and ongoing volatility in these markets is likely. We expect the current slowdown along with further declines in the U.S. housing market to continue for the next 12 to 18 months.

The foregoing factors continue to contribute to an increase in paid claims and an increase in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. These trends are also evident in all products across all regions of the country, particularly in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the U.S. we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. This continued economic slowdown and the resulting impact on the housing market contributed to our increasing delinquencies. We are also experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans including payment option adjustable rate mortgages and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business. We are also seeing evidence of a slowdown in the cure rate of delinquent loans resulting from the worsening economic conditions. As housing inventories rise, home values decline and credit liquidity tightens, the ability to cure a delinquent loan is more difficult to achieve.

However, due to various government-sponsored and lender foreclosure moratoria, we have seen a lag in the rate at which delinquent loans are both entering into foreclosure as well as progressing through the foreclosure process. Beginning in March, as these moratoria have begun to be suspended, we expect to see an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As these loans go through foreclosure, our paid claims would increase accordingly. Currently, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs and various lenders, which may help us mitigate losses on loans we insure. We are actively participating in and support these various programs.

During the first quarter of 2009, our loss mitigation activities, including those relating to workouts and pre-sales, have resulted in a reduction of loss exposure of approximately $57 million as of March 31, 2009. In the process, we approved approximately 5,800 workouts, loan modifications and pre-sales during this period. The workouts and loan modifications could be subject to potential re-default by the underlying borrowers. In addition, as a result of investigation activities on certain insured delinquent loans, we found significant levels of fraud, misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies. During the quarter, these findings resulted in rescission actions that reflect approximately $96 million of further reduction in our exposure for future losses as of March 31, 2009. Our investigations process and rescission actions are expected to continue; however, going forward, there is no assurance that these activities will continue at the same levels.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the three months ended March 31, 2009, we recorded a reinsurance recovery of $119 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to the 2005, 2006 and 2007 books of business. We have exhausted certain captive reinsurance tiers for these book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we would be responsible for any additional losses incurred. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only consider participation in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements were in runoff with no new books of business being added going forward. We will continue to benefit from captive reinsurance on our 2005 through 2007 books of business.

A weak housing market and the lack of liquidity in the general credit markets have also resulted in a tighter mortgage origination market in 2009. We believe demand for private mortgage insurance has increased as the conventional conforming mortgage market and the credit environment has caused investors to value mortgage insurance. Despite this increased demand, the mortgage insurance penetration rate and the mortgage insurance market size has been driven down by lack of liquidity, tight underwriting guidelines, growth in Federal Housing Administration (“FHA”) originations and weak housing markets. This trend may potentially offset the increase in demand for private mortgage insurance.

We are controlling production volume and the quality of our current book of business through tightened underwriting guidelines. We are beginning to see the benefit of the previously announced rate increase of 20% on average for our flow products. We have also reduced maximum loan-to-value ratios with a particular focus on constraining loan-to-value levels in specified declining markets and, in some cases, have exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products.

Our level of market penetration and eventual market size could also be affected by any actions taken by the GSEs or the FHA. The Housing and Economic Recovery Act of 2008 provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

The appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement.

As we continue our strategic review of our U.S. mortgage insurance business, we are operating the business in a disciplined fashion with sound risk and capital management practices. We are benefiting from recent changes in regulation, such as the clarification to adjust the risk to capital calculation to exclude the risk in-force with an established loss reserve, which have increased flexibility in the current environment.

Ratings

Rating agencies continue to review both the life and mortgage insurance industries. There were no downgrades during the first quarter of 2009 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on March 2, 2009. However, we have experienced further downgrades subsequent to the end of the first quarter of 2009. The following list summarizes major ratings actions affecting Genworth subsequent to the end of the first quarter of 2009:

•

On April 3, 2009, Moody’s Investors Service (“Moody’s”) downgraded the insurance financial strength ratings of our primary life insurance subsidiaries to “A2” from “A1,” with negative outlook, concluding the review for possible downgrade that was initiated on February 10, 2009.

•

On April 8, 2009, Standard and Poor’s (“S&P”) downgraded our U.S. mortgage insurance business to “BBB+” from “A+,” with a stable outlook, concluding the CreditWatch with negative implications review on these companies initiated on December 5, 2008. At the same time, S&P downgraded our European mortgage insurance business to “BBB+” from “A” and kept the rating on CreditWatch with negative implications.

•	On April 9, 2009, S&P affirmed the “AA-” rating with stable outlook for our Australian mortgage insurance business.

•

On April 23, 2009, S&P initiated ratings on our principal lifestyle protection insurance subsidiaries, Financial Assurance Company Limited and Financial Insurance Company Limited. Both entities are rated “A-” with a stable outlook.

•

On April 24, 2009, Moody’s affirmed and withdrew its “Baa2” rating on our subsidiary, Genworth Financial Assurance Corporation. The withdrawal of this rating was done at our request and has no bearing on any of our other ratings.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,502	$1,717	$(215)	(13)%
Net investment income	711	1,002	(291)	(29)%
Net investment gains (losses)	(770)	(226)	(544)	NM (1)
Insurance and investment product fees and other	291	260	31	12%

Total revenues	1,734	2,753	(1,019)	(37)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,508	1,401	107	8%
Interest credited	275	345	(70)	(20)%
Acquisition and operating expenses, net of deferrals	441	528	(87)	(16)%
Amortization of deferred acquisition costs and intangibles	247	203	44	22%
Interest expense	96	112	(16)	(14)%

Total benefits and expenses	2,567	2,589	(22)	(1)%

Income (loss) before income taxes	(833)	164	(997)	NM (1)
Provision (benefit) for income taxes	(364)	48	(412)	NM (1)

Net income (loss)	$(469)	$116	$(585)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment decreased $85 million primarily due to a $120 million decrease in our retirement income business partially offset by a $34 million increase in our long-term care insurance business.

•

Our International segment decreased $113 million as a result of a $33 million decrease in our international mortgage insurance business and a decrease of $80 million in our lifestyle protection insurance business. The three months ended March 31, 2009 included a decrease of $120 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $13 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 4.1% for the three months ended March 31, 2009 from 5.6% for the three months ended March 31, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments, losses on limited partnerships and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•

Net investment income for the three months ended March 31, 2009 included a $107 million loss related to limited partnerships as compared to a $6 million gain in the three months ended March 31, 2008 reflecting current year losses from limited partnerships accounted for under the equity method.

•	The three months ended March 31, 2009 included a decrease of $28 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments and unrealized and realized gains and losses from our trading securities and derivative instruments. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We incurred $597 million of other-than-temporary impairments during the three months ended March 31, 2009 compared to $187 million for the three months ended March 31, 2008. Of total impairments, $202 million and $116 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows for the three months ended March 31, 2009 and 2008, respectively. We also had $240 million of impairments related to financial hybrid securities primarily from banks in the U.K. and Ireland and $58 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives increased $87 million primarily related to losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position which was partially offset by lower losses in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

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

•

Our Retirement and Protection segment increased $41 million largely driven by a $71 million increase in our institutional business. This increase was partially offset by a decrease of $22 million in our wealth management business and a decrease of $10 million in our retirement income business.

•

Our International segment decreased $6 million as a result of a decrease in our lifestyle protection insurance business. The three months ended March 31, 2009 included a decrease of $1 million attributable to changes in foreign exchange rates.

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

•

Our Retirement and Protection segment decreased $65 million primarily attributable to a $96 million decrease in our retirement income business. This decrease was partially offset by a $17 million increase in our life insurance business and a $14 million increase in our long-term care insurance business.

•

Our International segment increased $29 million as a result of an increase in our international mortgage insurance business of $18 million and an increase of $11 million in our lifestyle protection insurance business. The three months ended March 31, 2009 included a decrease of $49 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $144 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $70 million primarily due to a $74 million decrease related to our institutional business and a $4 million decrease in our retirement income business, partially offset by an increase in our long-term care insurance business of $7 million.

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

•

Our Retirement and Protection segment decreased $22 million primarily attributable to a $15 million decrease in our wealth management business, a decrease of $6 million from our retirement income business and a $4 million decrease in our life insurance business. These decreases were partially offset by an increase of $3 million in our long-term care insurance business.

•

Our International segment decreased $63 million related to a $16 million decrease in our international mortgage insurance business and a $47 million decrease in our lifestyle protection insurance business. The three months ended March 31, 2009 included a decrease of $36 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $5 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $76 million primarily due to an increase of $56 million from our retirement income business and an $18 million increase in our long-term care insurance business.

•

Our International segment decreased $29 million related to a decrease in our lifestyle protection insurance business. The three months ended March 31, 2009 included a decrease of $18 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $4 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $21 million primarily related to our life insurance business.

•	Corporate and other activities increased $4 million.

Provision (benefit) for income taxes. The effective tax rate increased to 43.7% for the three months ended March 31, 2009 from 29.3% for the three months ended March 31, 2008. The increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, the increase in lower taxed foreign income and tax favored investment benefits were recognized in the current quarter due to the increased proportion of these tax benefits to expected full year losses, as compared to the prior year tax benefits in proportion to the prior year expected full year income recorded under Accounting Principles

Board (“APB”) Opinion No. 28, Interim Financial Reporting. This increase was partially offset by a prior year state income tax adjustment in the current year. The three months ended March 31, 2009 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net income (loss). The net loss in the first quarter of 2009 was largely the result of investment impairments recorded during the current quarter and losses incurred in our U.S Mortgage Insurance segment. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net loss was a decrease of $28 million, net of tax, attributable to changes in foreign exchange rates.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2009	2008
Earnings (loss) per common share:
Basic	$(1.08)	$0.27

Diluted	$(1.08)	$0.27

Weighted-average common shares outstanding:
Basic	433.2	433.6

Diluted(1)	433.2	436.8

(1)

As a result of our net loss for the three months ended March 31, 2009, we were required under Statement of Financial Accounting Standards No. 128, Earnings per Share, to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 53,858 would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have remained at 433.2 million given the insignificant impact of the antidilutive shares.

Weighted-average shares outstanding declined reflecting repurchases of 38.2 million shares since the beginning of the first quarter of 2008 through March 31, 2009. Diluted weighted-average shares outstanding for both the 2009 and 2008 quarters reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, including changes in intent to hold securities to recovery, and credit and/or cash flow related gains and losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss).

In 2009, we began reporting our equity access business in our long-term care insurance business included in our Retirement and Protection segment. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans, and was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts have not been re-presented.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$835	$920	$(85)	(9)%
Net investment income	575	807	(232)	(29)%
Net investment gains (losses)	(718)	(210)	(508)	NM (1)
Insurance and investment product fees and other	280	239	41	17%

Total revenues	972	1,756	(784)	(45)%

Benefits and expenses:
Benefits and other changes in policy reserves	914	979	(65)	(7)%
Interest credited	275	345	(70)	(20)%
Acquisition and operating expenses, net of deferrals	205	227	(22)	(10)%
Amortization of deferred acquisition costs and intangibles	165	89	76	85%
Interest expense	26	47	(21)	(45)%

Total benefits and expenses	1,585	1,687	(102)	(6)%

Income (loss) before income taxes	(613)	69	(682)	NM (1)
Provision (benefit) for income taxes	(228)	25	(253)	NM (1)

Net income (loss)	(385)	44	(429)	NM (1)
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	448	118	330	NM (1)

Net operating income	$63	$162	$(99)	(61)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
Life insurance	$38	$65	$(27)	(42)%
Long-term care insurance	40	38	2	5%
Wealth management	6	12	(6)	(50)%
Retirement income	(46)	36	(82)	NM (1)
Institutional	25	11	14	127%

Total net operating income	$63	$162	$(99)	(61)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

•

Our life insurance business decreased $27 million primarily from a decrease in net investment income from negative valuation marks on limited partnerships, as well as, the interest rate spread between interest expense on our non-recourse funding obligations supporting certain term and universal life insurance reserves and income earned on the assets backing those obligations decreased.

•

Our long-term care insurance business remained relatively flat as growth of the in-force block and favorable in-force performance were partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnership investments.

•	Our wealth management business decreased $6 million from the impact of declines in the equity markets and negative net flows on assets under management.

•

Our retirement income business decreased $82 million primarily as a result of lower net investment income from negative valuation markets on limited partnership investments and lower yields. Results of our fee-based products were adversely impacted by the equity markets which increased amortization of deferred acquisition costs and increased reserves.

•

Our institutional business increased $14 million largely attributable to income from the early retirement of institutional contracts at a discount to contract values and lower interest credited from the impact of lower interest rates on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. This increase was partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnership investments.

Revenues

Premiums

•	Our life insurance business was relatively flat as in-force growth of our term life insurance from new sales and renewal premiums was partially offset by reinsurance transactions with a new reinsurer.

•	Our long-term care insurance business increased $34 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions.

•	Our retirement income business decreased $120 million primarily attributable to lower life contingent sales of our spread-based retail products in the current market environment.

Net investment income

•

Our life insurance business decreased $50 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year included a $17 million loss related to limited partnerships as compared to a $3 million gain in the prior year reflecting current year losses from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $9 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year also included a $15 million loss related to limited partnerships reflecting losses from limited partnerships accounted for under the equity method.

•

Our retirement income business decreased $66 million primarily as a result of limited partnership losses. Net investment income in the current year included a $61 million loss related to limited partnerships as compared to a $2 million gain in the prior year reflecting current year losses from limited partnerships accounted for under the equity method. The decrease was also attributable to lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•

Our institutional business decreased $124 million attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. Additionally, we had negative valuation marks on limited partnerships accounted for under the equity method in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Our life insurance business decreased $134 million primarily due to higher impairments recorded in the current year.

•

Our long-term care insurance business decreased $184 million primarily related to higher impairments and derivative losses related to our derivative strategy to mitigate the interest rate risk associated with our statutory capital position recorded in the current year.

•

Our retirement income business decreased $104 million primarily due to higher impairments related to our spread-based retail products, partially offset by lower derivative losses related to embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

•	Our institutional business decreased $85 million primarily due to higher impairments recorded in the current year.

Insurance and investment product fees and other

•

Our wealth management business decreased $22 million primarily attributable to declines in the equity markets and negative net flows as redemptions have increased and gross flows have slowed in the current market environment.

•

Our retirement income decreased $10 million mainly due to the unfavorable market impact on our fee-based products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008.

•	Our institutional business increased $71 million related to income from the early retirement of institutional contracts at a discount to contract values.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $17 million principally attributable to in-force growth of our term and universal life insurance. These increases were partially offset by a prior year increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies, reinsurance transactions with a new reinsurer and an unfavorable reserve adjustment related to universal life insurance products in the current year.

•

Our long-term care insurance business increased $14 million mainly as a result of the aging and growth of the in-force block, partially offset by higher terminations in the current year. The prior year also included an $8 million update in factors associated with mortality notifications that did not recur.

•

Our retirement income business decreased $96 million largely attributable to our life contingent spread-based products driven by a decline in sales which was partially offset by lower amortization of sales inducements as a result of higher net investment losses. Our fee-based products increased related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by declines in the equity markets.

Interest credited

•	Our long-term care insurance business increased $7 million as a result of growth in the account value of our corporate-owned life insurance product.

•

Our retirement income business decreased $4 million from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

•

Our institutional business decreased $74 million mainly attributable to the impact of lower interest rates on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $4 million primarily from higher ceded commissions related to new reinsurance treaties in first quarter 2009 and cost saving initiatives taken in the current year.

•	Our long-term care insurance business increased $3 million due to growth in our insurance in-force block of business.

•	Our wealth management business decreased $15 million from lower asset-based expenses as assets under management decreased from declines in the equity markets and negative net flows.

•	Our retirement income business decreased $6 million driven by a decrease in costs associated with lower production, particularly in our spread-based products.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $18 million due to growth of the in-force block and higher terminations in the current year.

•

Our retirement income business increased $56 million primarily related to an increase of $72 million in our fee-based products attributable to higher amortization of deferred acquisition costs from declines in equity markets, including $54 million from loss recognition testing in the current year. This increase was partially offset by a decrease of $16 million in our spread-based products mainly from lower amortization of deferred acquisition costs attributable to higher net investment losses.

Interest expense. Interest expense decreased $21 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 37.2% for the three months ended March 31, 2009 from 36.2% for the three months ended March 31, 2008. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, an increase in tax favored investment benefits was recognized in the current quarter due to the increased proportion of these tax benefits to expected full year losses, as compared to the prior year tax benefits in proportion to the prior year expected full year income recorded under APB No. 28.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Term life insurance
Net earned premiums	$237	$236	$1	—%
Annualized first-year premiums	19	23	(4)	(17)%
Life insurance in-force, net of reinsurance	489,723	476,503	13,220	3%
Life insurance in-force before reinsurance	625,503	619,086	6,417	1%

Universal and whole life insurance
Net earned premiums and deposits	$124	$142	$(18)	(13)%
Universal life annualized first-year deposits	9	13	(4)	(31)%
Universal life excess deposits	28	43	(15)	(35)%
Life insurance in-force, net of reinsurance	43,901	42,590	1,311	3%
Life insurance in-force before reinsurance	51,201	51,534	(333)	(1)%

Total life insurance
Net earned premiums and deposits	$361	$378	$(17)	(5)%
Annualized first-year premiums	19	23	(4)	(17)%
Annualized first-year deposits	9	13	(4)	(31)%
Excess deposits	28	43	(15)	(35)%
Life insurance in-force, net of reinsurance	533,624	519,093	14,531	3%
Life insurance in-force before reinsurance	676,704	670,620	6,084	1%

Term life insurance

Net earned premiums remained relatively flat as growth of insurance in-force was partially offset by reinsurance transactions with a new reinsurer. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on smaller face amounts.

Universal and whole life insurance

Annualized first-year deposits decreased as we maintained our focus on smaller face amounts. The in-force block was relatively flat as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2009	2008	2009 vs. 2008
Net earned premiums:
Long-term care	$475	$443	$32	7%
Medicare supplement and other	70	68	2	3%

Total	$545	$511	$34	7%

Annualized first-year premiums and deposits	$47	$62	$(15)	(24)%

Net earned premiums increased mainly from growth in the in-force block from new sales and renewal premiums and rate actions. The decrease in annualized first-year premiums and deposits was primarily attributable to a decrease in our individual long-term care insurance products as our sales in the current quarter have been adversely impacted primarily by the general economic conditions experienced over the past several months. This decrease was partially offset by growth in our Medicare supplement insurance from new product offerings in 23 states as well as distribution expansion.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2009	2008
Assets under management, beginning of period	$15,447	$21,584
Gross flows	796	1,280
Redemptions	(1,274)	(1,080)

Net flows	(478)	200
Market performance	(759)	(1,323)

Assets under management, end of period	$14,210	$20,461

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Advisors Corporation and Genworth Financial Trust Company.

The decrease in these assets was primarily due to unfavorable equity market performance in the current year. Given the current market conditions, redemptions have increased as gross flows have slowed during 2009 resulting in negative net flows during the first quarter of 2009.

Retirement income

Fee-based retail products

The following table sets forth selected operating performance measures regarding our fee-based retail products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2009	2008
Income Distribution Series(1)
Account value, net of reinsurance, beginning of period	$5,234	$4,535
Deposits	125	595
Surrenders, benefits and product charges	(106)	(105)

Net flows	19	490
Interest credited and investment performance	(160)	(148)

Account value, net of reinsurance, end of period	$5,093	$4,877

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,756	$2,345
Deposits	19	108
Surrenders, benefits and product charges	(63)	(59)

Net flows	(44)	49
Interest credited and investment performance	(70)	(153)

Account value, net of reinsurance, end of period	$1,642	$2,241

Variable life insurance
Account value, beginning of period	$266	$403
Deposits	4	5
Surrenders, benefits and product charges	(11)	(10)

Net flows	(7)	(5)
Interest credited and investment performance	(11)	(27)

Account value, end of period	$248	$371

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

Income Distribution Series

We experienced an increase in assets under management attributable to continued sales of our GMWB rider, partially offset by unfavorable volatility in the equity markets. However, sales have slowed under the current market conditions.

Traditional variable annuities

In our traditional variable annuities, the decrease in assets under management was principally the result of the unfavorable volatility in the equity markets and surrenders outpacing sales.

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2009	2008
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,996	$12,073
Deposits	242	436
Surrenders, benefits and product charges	(508)	(474)

Net flows	(266)	(38)
Interest credited	103	106

Account value, net of reinsurance, end of period	$11,833	$12,141

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,957	$6,668
Premiums and deposits	111	291
Surrenders, benefits and product charges	(236)	(267)

Net flows	(125)	24
Interest credited	93	89

Account value, net of reinsurance, end of period	$6,925	$6,781

Structured settlements
Account value, net of reinsurance, beginning of period	$1,106	$1,103
Premiums and deposits	4	2
Surrenders, benefits and product charges	(23)	(14)

Net flows	(19)	(12)
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,101	$1,105

Total premiums from spread-based retail products	$47	$167

Total deposits on spread-based retail products	$310	$562

Fixed annuities

Surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. Sales of this product have slowed significantly in the current market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Single premium immediate annuities

Surrenders exceeded deposits and premiums as sales of this product have slowed significantly in the current market conditions.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2009	2008
Account value, beginning of period	$8,104	$10,982
Deposits(1)	—	251
Surrenders and benefits(1)	(1,466)	(727)

Net flows	(1,466)	(476)
Interest credited	61	117
Foreign currency translation	(22)	32

Account value, end of period	$6,677	$10,655

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. In the three months ended March 31, 2008, contracts that matured but were redeposited and reflected under “Deposits” amounted to $100 million.

The decrease in account values was primarily the result of scheduled maturities of GICs and FABNs. The current credit market conditions have made these products less attractive compared to alternative products offering higher yields or more liquidity. The decrease in interest credited was driven by lower interest rates on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. We have also included in surrenders the early retirement of institutional contracts at a discount to contract value.

International segment

Segment results of operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$496	$609	$(113)	(19)%
Net investment income	104	138	(34)	(25)%
Net investment gains (losses)	(15)	(7)	(8)	(114)%
Insurance and investment product fees and other	5	11	(6)	(55)%

Total revenues	590	751	(161)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	192	163	29	18%
Acquisition and operating expenses, net of deferrals	195	258	(63)	(24)%
Amortization of deferred acquisition costs and intangibles	74	103	(29)	(28)%
Interest expense	8	7	1	14%

Total benefits and expenses	469	531	(62)	(12)%

Income before income taxes	121	220	(99)	(45)%
Provision for income taxes	30	64	(34)	(53)%

Net income	91	156	(65)	(42)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	10	4	6	150%

Net operating income	$101	$160	$(59)	(37)%

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
International mortgage insurance	$90	$122	$(32)	(26)%
Lifestyle protection insurance	11	38	(27)	(71)%

Total net operating income	$101	$160	$(59)	(37)%

Net operating income

•

The three months ended March 31, 2009 included decreases of $28 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven an increase in losses as a result of higher delinquencies from large recent in-force blocks seasoning in a slowing global economic environment.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of slowing economic conditions, as well as lower premiums from reduced levels of consumer lending, lower single premium sales related to new business regulations and the slowing economic environment.

Revenues

Premiums

•	Our international mortgage insurance business decreased $33 million and our lifestyle protection insurance business decreased $80 million.

•

The three months ended March 31, 2009 included decreases of $59 million and $61 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to Canada from seasoning of our in-force block of business. This increase was partially offset by rescissions related to loss mitigation activities in Europe, particularly in Spain.

•

The decrease in our lifestyle protection insurance business was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending, lower single premium sales related to new business regulations and a slowing economic environment. We also experienced a decrease from our runoff block of business and reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. These decreases were partially offset by growth in Europe and Mexico.

Net investment income

•	Our international mortgage insurance business decreased $20 million and our lifestyle protection insurance business decreased $14 million.

•

The three months ended March 31, 2009 included decreases of $20 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, net investment income was flat in our international mortgage insurance business as an increase in average invested assets was offset by lower yields primarily from holding higher cash balances.

•	The decrease in our lifestyle protection insurance business was principally attributable to lower yields and lower income from reinsurance arrangements accounted for under the deposit method.

Insurance and investment product fees. The decrease was related to our lifestyle protection insurance business as a result of a client exit fee and reinsurance agreement that was finalized in the first quarter of 2008 and a decrease of $1 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $18 million and our lifestyle protection insurance business increased $11 million.

•

The three months ended March 31, 2009 included decreases of $28 million and $21 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia as large in-force books season and delinquencies increase in a slowing economic environment. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency in Spain, Ireland and the U.K. as a result of increasing unemployment rates. These increases were partially offset by an increase in reinsurance arrangements accounted for under the deposit method.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $16 million and our lifestyle protection insurance business decreased $47 million.

•

The three months ended March 31, 2009 included decreases of $6 million and $30 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The decrease in our international mortgage insurance business was primarily a result of certain cost saving initiatives in the current year.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims, particularly in the U.K., and lower operating expenses relating to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business was flat and our lifestyle protection insurance business decreased $29 million.

•

The three months ended March 31, 2009 included decreases of $4 million and $14 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage business increased as a result of an increase in amortization of deferred acquisition costs from the growth and seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations, a decrease in structured transactions and an increase in reinsurance arrangements accounted for under the deposit method, partially offset by growth in Europe.

Provision for income taxes. The effective tax rate decreased to 24.8% for the three months ended March 31, 2009 from 29.1% for the three months ended March 31, 2008. This decrease in the effective tax rate was primarily attributable to the recognition of tax benefits from lower taxed foreign income. The three months ended March 31, 2009 also included a decrease of $13 million attributable to changes in foreign exchange rates for our international mortgage business.

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Primary insurance in-force	$400,600	$492,000	$(91,400)	(19)%
Risk in-force	130,300	155,700	(25,400)	(16)%
New insurance written	10,300	20,800	(10,500)	(50)%
Net premiums written	138	245	(107)	(44)%
Net premiums earned	214	247	(33)	(13)%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ended March 31, 2009 and 2008, this factor was 35%.

Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of new insurance written during the first quarter of 2009, partially offset by policy rescissions in Europe related to loss mitigation activities, particularly in Spain. Primary insurance in-force and risk in-force included decreases of $107.8 billion and $35.2 billion, respectively, attributable to changes in foreign exchange rates as of March 31, 2009.

New insurance written

New insurance written decreased as a result of slowing originations and lower market share in Canada and Australia. In addition, new insurance written declined in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The three months ended March 31, 2009 included a decrease of $3.3 billion attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2009, our unearned premium reserves decreased to $2.6 billion, including a decrease of $656 million attributable to changes in foreign exchange rates, from $3.4 billion as of March 31, 2008.

Net premiums written decreased primarily driven by a decrease in new insurance in Canada as a result of slowing originations markets and lower market share. The decrease was partially offset by an increase in Australia from an increase in average price. The three months ended March 31, 2009 included a decrease of $43 million attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, net premiums earned increased primarily from seasoning of our in-force block of business in Canada. These increases were partially offset by rescissions related to loss mitigation activities in Europe, particularly in Spain. The three months ended March 31, 2009 included a decrease of $59 million attributable to changes in foreign exchange rates.

Loss and expense ratios

	Three months ended March 31,		Increase (decrease)
	2009	2008	2009 vs. 2008
Loss ratio	51%	37%	14%
Expense ratio	42%	31%	11%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio was primarily attributable to higher incurred losses in Canada and Australia as large in-force books season and delinquencies increase in a slowing economic environment. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain. Contributing to the loss ratio increase was a decrease in premiums earned, principally in Australia and Europe.

The increase in the expense ratio was primarily attributable to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Primary insurance
Insured loans in-force	2,897,483	2,899,397	2,836,533
Delinquent loans	21,681	19,246	16,517
Percentage of delinquent loans (delinquency rate)	0.75%	0.66%	0.58%

Flow loans in-force	2,369,292	2,362,077	2,308,921
Flow delinquent loans	19,026	17,296	15,227
Percentage of flow delinquent loans (delinquency rate)	0.80%	0.73%	0.66%

Bulk loans in-force	528,191	537,320	527,612
Bulk delinquent loans(1)	2,655	1,950	1,290
Percentage of bulk delinquent loans (delinquency rate)	0.50%	0.36%	0.24%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,061 as of March 31, 2009, 1,431 as of December 31, 2008 and 902 as of March 31, 2008.

Primary flow and bulk loans in-force remained relatively flat sequentially. Delinquent loans increased from higher delinquencies in Canada, Australia and Europe, particularly in Spain, and as a result of seasoning of our insurance in-force in a slowing economic environment.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$407	$639	$(232)	(36)%
Mexico operations gross written premiums	16	21	(5)	(24)%
Net earned premiums	282	362	(80)	(22)%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K., Spain and Ireland markets as a result of slowing economic conditions and new business regulations resulting in lower single premium sales. The three months ended March 31, 2009 included a decrease of $95 million attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended March 31, 2009, the decrease was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending and lower single premium sales as a result of new business regulations. In addition, we experienced a decrease in our runoff block of business. Reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. These decreases were partially offset by growth in Europe and Mexico.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$170	$183	$(13)	(7)%
Net investment income	33	37	(4)	(11)%
Net investment gains (losses)	(19)	1	(20)	NM (1)
Insurance and investment product fees and other	4	8	(4)	(50)%

Total revenues	188	229	(41)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	403	259	144	56%
Acquisition and operating expenses, net of deferrals	32	37	(5)	(14)%
Amortization of deferred acquisition costs and intangibles	5	9	(4)	(44)%

Total benefits and expenses	440	305	135	44%

Loss before income taxes	(252)	(76)	(176)	NM (1)
Benefit for income taxes	(104)	(41)	(63)	(154)%

Net loss	(148)	(35)	(113)	NM (1)
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	13	(1)	14	NM (1)

Net operating loss	$(135)	$(36)	$(99)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

Our U.S. mortgage insurance segment had a net operating loss in the first quarter of 2009 mainly as a result of significant incurred losses that were partially offset by reinsurance credit under our lender captive reinsurance arrangements. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2009, as well as the aging of those delinquencies as they progress through a slowing foreclosure process. Higher paid claims have also had an adverse impact on losses. These losses were partially offset by a higher income tax benefit for the first quarter of 2009.

Revenues

Premiums decreased primarily driven by lower net premiums written as a result of lower market penetration and policy coverage rescission activity. Our flow persistency was 83% for the three months ended March 31, 2009 and 2008.

Net investment income decreased as a result of a loss related to limited partnerships accounted for under the equity method and lower investment yields as a result of holding higher cash balances. Partially offsetting these decreases were higher average invested assets.

Net investment gains (losses) increased as a result of impairments recorded during the three months ended March 31, 2009.

Insurance and investment product fees and other income decreased primarily from lower contract underwriting fees as a result of lower originations from tighter mortgage insurance guidelines and a weak housing market.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $29 million net change in reserves and a $114 million increase in net paid claims. The increase in reserves continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, including policy coverage rescissions. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada, resulting in a strengthening of reserves in the 2005, 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $119 million under our captive reinsurance arrangements.

Acquisition and operating expenses decreased primarily as a result of a decrease in operating expenses relating to a decrease in net premiums written as a result of the current economic recession and cost saving initiatives taken during the current year.

Amortization of deferred acquisition costs and intangibles decreased due to our acceleration of amortization of deferred acquisition costs during 2008 resulting in a lower deferred acquisition cost balance and from a decrease in production as a result of the current economic recession.

Benefit for income taxes. The effective tax rate decreased to 41.3% for the three months ended March 31, 2009 from 53.9% for the three months ended March 31, 2008. This decrease in the effective tax rate was primarily attributable to tax favored investment benefits recognized in proportion to the current year losses to expected full year losses, as compared to the prior year losses in proportion to the prior year expected full year losses recorded under APB No. 28.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008(1)	2009 vs. 2008
Primary insurance in-force	$159,800	$166,700	$(6,900)	(4)%
Risk in-force	35,200	34,100	1,100	3%
New insurance written	3,700	15,200	(11,500)	(76)%
Net premiums written	171	202	(31)	(15)%

(1)

The March 31, 2008 amount for risk in-force previously presented in the first quarter of 2008 Quarterly Report on Form 10-Q has been revised to exclude deductible amounts specific to our GSE Alt-A and portfolio deals where the counterparty was in a first loss position.

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a decrease in flow new insurance written due to a tightening of domestic credit markets and lending guidelines negatively impacting mortgage originations.

Risk in-force increased due to continued flow new insurance written during the first half of 2008 despite tighter mortgage insurance guidelines and mortgage lender underwriting standards as well as a weak housing market and the lack of mortgage credit liquidity. Our flow persistency was 83% for the three months ended March 31, 2009 and 2008.

New insurance written

New insurance written decreased during the three months ended March 31, 2009 primarily driven by the substantial decline in overall mortgage originations as a result of a weak housing market and the lack of mortgage credit liquidity. In addition, tighter mortgage insurance guidelines and mortgage lender underwriting standards have contributed to a decline in mortgage insurance market penetration.

Net premiums written

Net premiums written decreased principally from lower new insurance written as a result of the current economic recession.

Loss and expense ratios

	Three months ended March 31,		Increase (decrease)
	2009	2008	2009 vs. 2008
Loss ratio	237%	142%	95%
Expense ratio	22%	23%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio was primarily attributable to an increase in the number of delinquencies, including the aging of those delinquencies as they progress through a slowing foreclosure process, higher reserves per delinquency associated with higher loan balances and an increase in paid claims. This was a result of further weakening in home prices, combined with an increase in unemployment and loss development in certain states with high median-priced homes that we insure, primarily in the Southeast, South Central and Pacific regions.

The expense ratio decreased as a result of a decrease in amortization of deferred acquisition costs and intangibles due to our 2008 acceleration of amortization resulting in a lower deferred acquisition cost balance, a decrease in product writings as a result of the current economic recession and a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Primary insurance:
Insured loans in-force	973,988	990,357	1,001,430
Delinquent loans	92,964	83,377	46,526
Percentage of delinquent loans (delinquency rate)	9.54%	8.42%	4.65%

Flow loans in-force	826,663	846,645	812,061
Flow delinquent loans	79,349	72,166	38,316
Percentage of flow delinquent loans (delinquency rate)	9.60%	8.52%	4.72%

Bulk loans in-force	147,325	143,712	189,369
Bulk delinquent loans(1)	13,615	11,211	8,210
Percentage of bulk delinquent loans (delinquency rate)	9.24%	7.80%	4.34%

A minus and sub-prime loans in-force	101,413	104,845	112,383
A minus and sub-prime delinquent loans	23,448	23,047	13,254
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	23.12%	21.98%	11.79%

Pool insurance:
Insured loans in-force	21,870	21,940	19,536
Delinquent loans	586	568	415
Percentage of delinquent loans (delinquency rate)	2.68%	2.59%	2.12%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 7,561 as of March 31, 2009, 4,450 as of December 31, 2008 and 3,768 as of March 31, 2008.

Delinquency and foreclosure levels have increased significantly as the U.S. continues to experience an economic recession and weakness in its housing markets. There has also been a continued increase in delinquencies and foreclosures in our more recent books of business, particularly those of the 2005, 2006 and 2007 books of business. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products.

Primary insurance delinquency rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the U.S. and the ten largest states by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of March 31, 2009	Delinquency rate
		March 31, 2009	December 31, 2008	March 31, 2008
By Region:
Southeast(1)	24%	13.34%	11.73%	6.16%
South Central(2)	17	8.07%	7.27%	3.77%
Northeast(3)	13	7.61%	6.72%	3.97%
North Central(4)	11	7.78%	6.90%	3.89%
Pacific(5)	11	13.66%	10.77%	5.11%
Great Lakes(6)	8	8.22%	8.16%	5.51%
Plains(7)	6	5.27%	4.72%	2.91%
Mid-Atlantic(8)	5	8.25%	7.03%	3.70%
New England(9)	5	8.10%	7.03%	4.21%

Total	100%	9.54%	8.42%	4.65%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of March 31, 2009	Delinquency rate
		March 31, 2009	December 31, 2008	March 31, 2008
By State:
Florida	8%	24.49%	20.94%	9.61%
Texas	7%	6.10%	6.25%	3.62%
New York	6%	6.04%	5.26%	3.07%
California	5%	16.70%	13.36%	6.63%
Illinois	5%	10.27%	8.92%	4.37%
North Carolina	4%	7.37%	6.74%	3.89%
Georgia	4%	11.33%	10.21%	5.88%
Pennsylvania	4%	7.29%	6.97%	4.56%
New Jersey	4%	11.63%	9.52%	4.95%
Arizona	3%	16.92%	13.31%	5.21%

Corporate and Other

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1	$5	$(4)	(80)%
Net investment income	(1)	20	(21)	(105)%
Net investment gains (losses)	(18)	(10)	(8)	(80)%
Insurance and investment product fees and other	2	2	—	—%

Total revenues	(16)	17	(33)	(194)%

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	—	(1)	NM (1)
Acquisition and operating expenses, net of deferrals	9	6	3	50%
Amortization of deferred acquisition costs and intangibles	3	2	1	50%
Interest expense	62	58	4	7%

Total benefits and expenses	73	66	7	11%

Loss before income taxes	(89)	(49)	(40)	(82)%
Benefit for income taxes	(62)	—	(62)	NM (1)

Net loss	(27)	(49)	22	45%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	12	7	5	71%

Net operating loss	$(15)	$(42)	$27	64%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased principally attributable to an increase in the income tax benefit, partially offset by lower investment income and an increase in operating expenses.

Lower investment income was primarily driven by a $6 million loss related to limited partnerships and a decrease in yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. An increase in operating expenses resulted from an increase in interest expense related to the borrowings on our credit facilities that occurred in the fourth quarter of 2008.

The increase in the income tax benefit was primarily driven by a higher allocation of benefits to Corporate and Other activities related to the increased proportion of current period losses to expected full year losses as compared to the prior period income in proportion to the prior year expected full year income recorded under APB No. 28. This increase was partially offset by a prior year state income tax adjustment in the current year.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2009		2008		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.4%	$623	5.7%	$764	(0.3)%	$(141)
Fixed maturity securities—non-taxable	4.6%	30	4.6%	25	—%	5
Commercial mortgage loans	5.6%	114	6.4%	143	(0.8)%	(29)
Equity securities	4.6%	3	11.2%	10	(6.6)%	(7)
Other invested assets	(15.8)%	(99)	7.2%	24	(23.0)%	(123)
Policy loans	9.6%	44	9.4%	39	0.2%	5
Cash, cash equivalents and short-term investments	0.8%	17	2.9%	25	(2.1)%	(8)

Gross investment income before expenses and fees	4.2%	732	5.8%	1,030	(1.6)%	(298)
Expenses and fees	(0.1)%	(21)	(0.2)%	(28)	0.1%	7

Net investment income	4.1%	$711	5.6%	$1,002	(1.5)%	$(291)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2009, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations and negative valuation marks on limited partnership investments. Additionally, we are holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio. Net investment income for the three months ended March 31, 2009 included a $107 million loss related to limited partnerships as compared to a $6 million gain in the three months ended March 31, 2008 reflecting current year losses from limited partnerships accounted for under the equity method.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2009	2008
Available-for-sale securities:
Realized gains on sale	$29	$14
Realized losses on sale	(63)	(10)
Impairments	(597)	(187)
Trading securities	(12)	(7)
Commercial mortgage loans	(6)	2
Derivative instruments	(121)	(34)
Other	—	(4)

Net investment gains (losses)	$(770)	$(226)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

•

We incurred $597 million of other-than-temporary impairments during the three months ended March 31, 2009 compared to $187 million for the three months ended March 31, 2008. Of total impairments, $202 million and $116 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows for the three months ended March 31, 2009 and 2008, respectively. We also had $240 million of impairments related to financial hybrid securities primarily from banks in the U.K. and Ireland and $58 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives increased $87 million primarily related to losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position which was partially offset by lower losses in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2009 and 2008 was $373 million and $444 million, respectively, which was approximately 86% and 98%, respectively, of book value. The loss on sales of securities in the three months ended March 31, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that change our intent to hold specific securities and thus results in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended March 31, 2009, the average period of time those securities had been continuously in an unrealized position was approximately nine months.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$30,764	48%	$32,297	47%
Private	10,555	16	10,574	16
Commercial mortgage loans	8,023	12	8,262	12
Other invested assets	6,080	10	7,411	11
Policy loans	1,842	3	1,834	3
Equity securities, available-for-sale	221	—	234	—
Cash and cash equivalents	7,064	11	7,328	11

Total cash, cash equivalents and invested assets	$64,549	100%	$67,940	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2009, approximately 27% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following tables set forth our investments that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$41,319	$—	$30,316	$11,003
Equity securities, available-for-sale	221	43	117	61
Other invested assets(a)	3,369	—	2,507	862

Total investments	$44,909	$43	$32,940	$11,926

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$42,871	$—	$32,311	$10,560
Equity securities, available-for-sale	234	37	137	60
Other invested assets(a)	4,639	—	3,581	1,058

Total investments	$47,744	$37	$36,029	$11,678

(a)	Represents derivatives, trading securities and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables set forth the fair value of our fixed maturity securities portfolio by pricing source as of the dates indicated:

	March 31, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$34,380	$—	$27,053	$7,327
Priced via indicative market prices	705	—	—	705
Priced via internally developed models	6,234	—	3,263	2,971

Total fixed maturity securities	$41,319	$—	$30,316	$11,003

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$35,878	$—	$30,647	$5,231
Priced via indicative market prices	846	—	—	846
Priced via internally developed models	6,147	—	1,664	4,483

Total fixed maturity securities	$42,871	$—	$32,311	$10,560

The following tables present additional information about investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended March 31, 2009
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2009	$10,560	$60	$1,058	$11,678
Total realized and unrealized gains (losses):
Included in net income (loss)	(292)	—	(251)	(543)
Included in other comprehensive income (loss)	260	—	—	260
Purchases, sales, issuances and settlements, net	(311)	1	(21)	(331)
Transfers in to Level 3	2,697	—	76	2,773
Transfers out of Level 3	(1,911)	—	—	(1,911)

Ending balance as of March 31, 2009	$11,003	$61	$862	$11,926

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(296)	$—	$(271)	$(567)

	Three months ended March 31, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$4,794	$30	$319	$5,143
Total realized and unrealized gains (losses):
Included in net income (loss)	(95)	1	36	(58)
Included in other comprehensive income (loss)	(404)	(3)	—	(407)
Purchases, sales, issuances and settlements, net	(25)	(1)	35	9
Transfers in to Level 3	1,211	4	11	1,226
Transfers out of Level 3	(711)	(3)	—	(714)

Ending balance as of March 31, 2008	$4,770	$28	$401	$5,199

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(95)	$—	$36	$(59)

(a)	Represents certain trading securities and derivatives.

As included in the Level 3 tables above, the total fixed maturity securities classified as Level 3 measurements increased by $443 million and decreased by $24 million for the three months ended March 31, 2009 and 2008, respectively. The sales and declines in fair value of securities classified as Level 3 contributed to the decrease in fixed maturity securities classified as Level 3. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of March 31, 2009 and 2008 but was not previously classified as Level 3. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

The current market conditions for these securities have resulted in little or no trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

As of March 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$933	$62	$(1)	$994
Tax exempt	2,570	85	(191)	2,464
Government—non-U.S.	1,636	95	(59)	1,672
U.S. corporate	21,237	141	(3,236)	18,142
Corporate—non-U.S.	11,057	251	(1,494)	9,814
Mortgage and asset-backed	10,907	158	(2,832)	8,233

Total fixed maturity securities	48,340	792	(7,813)	41,319
Equity securities	282	2	(63)	221

Total available-for-sale securities	$48,622	$794	$(7,876)	$41,540

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

Fixed maturity securities decreased $1.6 billion as a result of lower assets backing liabilities associated with our institutional business from scheduled maturities, impairments recorded during the three months ended March 31, 2009 and lower purchases as we continue to hold more liquid assets. Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2008 through March 31, 2009 remained relatively flat as continued widening credit spreads, particularly in corporate securities, as well as mortgage-backed and asset-backed securities were offset by lower asset balances.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	March 31, 2009		December 31, 2008
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$994	2%	$905	2%
Tax exempt	2,464	6	2,371	6
Government—non-U.S.	1,672	4	1,760	4
U.S. corporate	18,142	44	19,074	45
Corporate—non-U.S.	9,814	24	9,976	23
Mortgage and asset-backed(1)	8,233	20	8,785	20

Total fixed maturity securities	$41,319	100%	$42,871	100%

(1)

As of March 31, 2009 and December 31, 2008, we had $2,619 million and $2,937 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $477 million and $587 million, respectively, were collateralized by sub-prime residential mortgage loans and $414 million and $491 million, respectively, were collateralized by Alt-A residential mortgage loans.

As of March 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$128	$1	$(43)	$86
AA	120	—	(58)	62

Subtotal	248	1	(101)	148
A	240	—	(113)	127
BBB	128	1	(67)	62
BB	43	—	(19)	24
B	86	—	(45)	41
CCC and lower	88	3	(16)	75

Total sub-prime securities	$833	$5	$(361)	$477

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

As of March 31, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value levels were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$139	$—	$—	$139
2005	151	—	—	151
2006	142	—	—	142
2007	45	—	—	45

Total sub-prime securities	$477	$—	$—	$477

As of March 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$133	$—	$(27)	$106
AA	74	—	(22)	52

Subtotal	207	—	(49)	158
A	62	5	(24)	43
BBB	57	1	(35)	23
BB	100	—	(55)	45
B	101	—	(33)	68
CCC and lower	73	6	(2)	77

Total Alt-A securities	$600	$12	$(198)	$414

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

Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased as a result of impairments of $74 million and $128 million, respectively, recorded during the three months ended

March 31, 2009. Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of March 31, 2009 were primarily a result of widening spreads as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. As of March 31, 2009, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of March 31, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$133	$—	$—	$133
2005	168	—	—	168
2006	78	—	—	78
2007	35	—	—	35

Total Alt-A securities	$414	$—	$—	$414

As of March 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,402	$38	$(563)	$2,877
AA	674	—	(344)	330

Subtotal	4,076	38	(907)	3,207
A	509	—	(275)	234
BBB	349	6	(191)	164
BB	111	—	(52)	59
B	38	—	(21)	17
CCC and lower	4	1	(1)	4

Total commercial mortgage-backed securities	$5,087	$45	$(1,447)	$3,685

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,589	$44	$(668)	$2,965
AA	690	—	(350)	340

Subtotal	4,279	44	(1,018)	3,305
A	544	1	(285)	260
BBB	293	11	(156)	148
BB	63	—	(28)	35
B	14	—	(6)	8
CCC and lower	4	—	(2)	2
In or near default	1	—	(1)	—

Total commercial mortgage-backed securities	$5,198	$56	$(1,496)	$3,758

As of March 31, 2009, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,067	$—	$12	$2,055
2005	451	—	—	451
2006	692	—	—	692
2007	475	—	27	448

Total commercial mortgage-backed securities	$3,685	$—	$39	$3,646

As of March 31, 2009, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$763	$—	$11	$752
2005	412	—	8	404
2006	1,052	—	13	1,039
2007	1,099	—	4	1,095
2008	313	—	8	305
2009	18	—	1	17

Total other mortgage-backed and asset-backed securities	$3,657	$—	$45	$3,612

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$—	$—	—	$7	$(1)	1
Tax exempt	533	(32)	144	396	(159)	149
Government—non-U.S.	247	(32)	94	80	(27)	51
U.S. corporate	5,431	(632)	657	8,692	(2,604)	919
Corporate—non-U.S.	1,952	(310)	402	4,070	(1,184)	554
Mortgage and asset-backed	1,238	(180)	342	5,213	(2,652)	876

Subtotal, fixed maturity securities	9,401	(1,186)	1,639	18,458	(6,627)	2,550
Equity securities	97	(43)	18	30	(20)	8

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

% Below cost—fixed maturity securities:
<20% Below cost	$8,240	$(572)	1,299	$11,421	$(1,245)	1,300
20-50% Below cost	1,070	(465)	267	5,567	(2,633)	823
>50% Below cost	91	(149)	73	1,470	(2,749)	427

Total fixed maturity securities	9,401	(1,186)	1,639	18,458	(6,627)	2,550

% Below cost—equity securities:
<20% Below cost	45	(4)	7	—	—	—
20-50% Below cost	31	(14)	9	30	(20)	8
>50% Below cost	21	(25)	2	—	—	—

Total equity securities	97	(43)	18	30	(20)	8

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

Investment grade	$8,740	$(1,085)	1,321	$17,369	$(5,907)	2,275
Below investment grade	758	(144)	336	1,119	(740)	283
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$9,498	$(1,229)	1,657	$18,488	$(6,647)	2,558

The investment securities in an unrealized loss position as of March 31, 2009 consisted of 4,215 securities and accounted for unrealized losses of $7,876 million. Of these unrealized losses of $7,876 million, 89% were investment grade (rated AAA through BBB-) and 23% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities.

Securities that were greater than 20% below cost represented 77% of unrealized losses, of which approximately 56% were U.S. and non-U.S. corporate securities and approximately 40% were mortgage-backed and asset-backed securities. The following provides additional information regarding these securities that were more than 20% below cost.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more. Virtually all of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S. and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of March 31, 2009.

•

A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized.

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

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2009, 1,258 securities were 20% or more below cost, of which 200 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $683 million. These securities, which were issued primarily by corporations in the finance and insurance, capital goods and non-cyclical industries, as well as structured securities, were current on all terms.

As of March 31, 2009, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our consolidated financial statements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,761	29%	$2,215	30%
Derivatives counterparty collateral	1,248	20	1,605	22
Short-term investments	1,099	18	1,119	15
Securities lending collateral	1,069	18	1,469	20
Limited partnerships	658	11	715	10
Trading securities	156	3	169	2
Other investments	89	1	119	1

Total other invested assets	$6,080	100%	$7,411	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Also contributing to the decrease in derivatives was a decrease in the market value of cross currency swaps. Securities lending collateral decreased primarily from a decline in demand for the securities lending program. Limited partnerships decreased primarily from unrealized depreciation and returned capital, partially offset by calls on outstanding commitments.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$354	$501	Other liabilities	$53	$54
Foreign currency swaps	Other invested assets	68	120	Other liabilities	1	1

Total cash flow hedges		422	621		54	55

Fair value hedges:
Interest rate swaps	Other invested assets	211	231	Other liabilities	33	36
Foreign currency swaps	Other invested assets	20	46	Other liabilities	—	—

Total fair value hedges		231	277		33	36

Total derivatives designated as hedges		653	898		87	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	422	384	Other liabilities	54	95
Interest rate swaptions	Other invested assets	527	780	Other liabilities	49	60
Credit default swaps	Other invested assets	—	1	Other liabilities	41	27
Equity index options	Other invested assets	154	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	7	—
Other foreign currency contracts	Other invested assets	5	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable(a)	18	18	Policyholder account balances(b)	923	878

Total derivatives not designated as hedges		1,126	1,335		1,074	1,060

Total derivatives		$1,779	$2,233		$1,161	$1,151

(a)	Represents the account value associated with the reinsured portion of GMWB embedded derivatives.
(b)	Represents the account value associated with GMWB embedded derivatives.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for equity index options, the change between periods is best illustrated by the number of contracts, and for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	March 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$183	$5	$4,179
Foreign currency swaps	Notional	559	326	338	547

Total cash flow hedges		4,560	509	343	4,726

Fair value hedges:
Interest rate swaps	Notional	3,098	—	51	3,047
Foreign currency swaps	Notional	187	—	78	109

Total fair value hedges		3,285	—	129	3,156

Total derivatives designated as hedges		7,845	509	472	7,882

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	950	200	7,210
Interest rate swaptions	Notional	12,000	—	—	12,000
Credit default swaps	Notional	610	—	—	610
Financial futures	Notional	2,194	1,995	2,194	1,995
Inflation indexed coupon swaps	Notional	—	127	—	127
Other foreign currency contracts	Notional	—	360	—	360

Total derivatives not designated as hedges		21,264	3,432	2,394	22,302

Total derivatives		$29,109	$3,941	$2,866	$30,184

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	March 31, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	—	75,000	457,000
GMWB embedded derivatives	Policies	43,677	1,089	419	44,347

The increase in the notional value of derivatives was primarily due to a $750 million notional increase in non-qualifying interest rate swaps related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position. Also contributing to the increase in the notional value was the addition of a foreign exchange currency option related to our Yen debt.

Consolidated Balance Sheets

Total assets. Total assets decreased $3.3 billion from $107.4 billion as of December 31, 2008 to $104.1 billion as of March 31, 2009.

•

Cash, cash equivalents and invested assets decreased $3.4 billion primarily due to a decrease of $1.6 billion in our fixed maturity securities portfolio from an increase in sales and maturities as compared to purchases. Cash decreased $0.3 billion primarily from repayment of our commercial paper and a portion of our senior notes. Commercial mortgage loans decreased $0.2 billion from a decrease in originations given the current economic environment. We also had decreases from derivatives and derivatives counterparty collateral of $0.8 billion and from our securities lending program of $0.4 billion.

•	The deferred tax asset increased $0.6 billion primarily due to current year net operating losses and additional impairments related to investments.

•	Separate account assets decreased $0.6 billion primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $2.6 billion from $98.5 billion as of December 31, 2008 to $95.9 billion as of March 31, 2009.

•

Our policyholder-related liabilities decreased $1.0 billion largely attributable to scheduled maturities of institutional contracts and a decrease in unearned premiums primarily related to unfavorable changes in foreign exchange rates. These decreases were partially offset by an increase in reserves related to our U.S. mortgage insurance business as a result of delinquencies and growth in our long-term care insurance business.

•

Other liabilities decreased $0.5 billion primarily due to a decrease in derivatives counterparty collateral driven by a decrease in asset positions from the long-term interest rate environment and a decrease in our securities lending program.

•	Separate account liabilities decreased $0.6 billion primarily as a result of unfavorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity decreased $0.7 billion from $8.9 billion as of December 31, 2008 to $8.2 billion as of March 31, 2009.

•	We reported a net loss of $0.5 billion for the three months ended March 31, 2009.

•

Accumulated other comprehensive income (loss) decreased $0.2 billion primarily attributable to a decline in derivatives qualifying as hedges, net of tax, due to changes in interest rates that impact the fair value of our forward starting interest rate swaps. Also, during the first quarter of 2009, the U.S. dollar strengthened against other currencies resulting in lower foreign currency translation adjustments. Net unrealized investment losses, net of tax and other adjustments, remained relatively flat as continued widening credit spreads, particularly in corporate securities, as well as mortgage-backed and asset-backed securities, were offset by lower asset balances.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2009	2008
Net cash from operating activities	$783	$1,125
Net cash from investing activities	1,254	400
Net cash from financing activities	(2,203)	(797)

Net increase (decrease) in cash before foreign exchange effect	$(166)	$728

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily driven by higher claims paid related largely to our U.S. mortgage insurance business and lower net investment income from lower yields, partially offset by an increase in proceeds from derivative repositioning.

In analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as purchases of investments in the current quarter have decreased as we are holding higher cash balances to cover near term obligations and to offset illiquid conditions in certain areas of the financial markets.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; as well as dividends to our stockholders and other capital transactions. Cash from financing activities for the three months ended March 31, 2009 included net redemptions on investment contracts of $2,030 million as scheduled maturities exceeded new issuances. Also contributing to the decrease in cash flows from financing activities was the repayment of $203 million of commercial paper and the repurchase of $79 million of senior notes in the current quarter. There were no stock repurchases or dividends paid during the three months ended March 31, 2009.

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $1.1 billion as of March 31, 2009. As of March 31, 2009, the fair value of collateral held under the securities lending program was $1.1 billion and the offsetting obligation to return collateral of $1.1 billion was included in other liabilities on the condensed consolidated balance sheet.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2009, the fair value of securities pledged under the repurchase program was $1,101 million and the offsetting repurchase obligation of $944 million was included in other liabilities on the condensed consolidated balance sheet.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash include proceeds from the issuance of debt and equity securities, including commercial paper, borrowings pursuant to our credit facilities and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock and, potentially, acquisitions.

Our holding company had $768 million and $860 million of cash and cash equivalents as of March 31, 2009 and December 31, 2008, respectively. During the first quarter of 2009, we received a $210 million dividend from one of our non-U.S. subsidiaries.

In November 2008, to enhance our liquidity and capital position in the current challenging markets, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

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

Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2009, our total cash, cash equivalents and invested assets were $64.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 39% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2009.

As of March 31, 2009, we had approximately $1.1 billion of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of March 31, 2009 was $983 million.

Due to our recent ratings downgrades, in May 2009, we obtained letters of credit in an aggregate amount of $462 million for the benefit of certain of our wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

Capital resources and financing activities

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. However, during the second half of 2008, the unfavorable liquidity environment impacted our ability to issue commercial paper and the downgrade of our holding company resulted in us being ineligible to participate in the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) which went into effect in October 2008. The $203 million of outstanding commercial paper as of December 31, 2008 was held by CPFF until maturity and was fully repaid in February 2009. In the current market environment, we do not anticipate issuing commercial paper.

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of March 31, 2009, we had borrowings of $930 million under these facilities and we utilized $202 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. As of March 31, 2009, we have an unused credit capacity under our revolving credit facilities of $728 million. In April 2009, we utilized an additional $70 million of the commitment under these facilities for the issuance of a letter of credit for the benefit of one of our life insurance subsidiaries. In May 2009, we terminated the $170 million letter of credit under these facilities that benefited one of our U.S. mortgage insurance subsidiaries. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

During the first quarter of 2009, we repurchased $79 million of our 4.75% senior notes, plus accrued interest. We intend to repay and retire $329 million and $331 million of the outstanding senior notes that mature in May and June 2009, respectively, with available cash.

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements in the current market environment. However, we actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We cannot predict with any certainty the impact to us from any further disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company.

Capital and liquidity plans in the current market environment

During 2008, the capital and credit markets experienced extreme volatility and disruption. This was driven by heightened concerns over the conditions in the U.S. housing market, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. While there was a modest deterioration in the U.S. housing markets, concerns over the other conditions have continued or intensified in the first quarter of 2009. These market conditions continue to adversely impact our capital and liquidity plans, results of operations and financial position. Sales of investment securities (without realizing material losses) and our ability to issue debt or hybrid securities continue to be impacted by these conditions. During the first quarter of 2009, we incurred significant investment losses as a result of impairments and credit-related losses; however, impairments recorded in 2009 were lower than the trends experienced in the second half of 2008. This environment has also made entering into certain types of reinsurance arrangements that transfer significant asset or investment risk that provide additional capital at our insurance subsidiaries challenging.

In order to enhance the holding company’s liquidity to meet its obligations when they come due and to be able to provide additional capital to our insurance subsidiaries to the extent they require it in the future and the holding company determines it appropriate to do so, we have actively pursued strategies or considered various options that provide or could provide additional levels of liquidity and capital. These include:

•	reducing sales of certain insurance products (to reduce capital requirements, reflect the economic environment and our risk requirements or optimize profitability over time);

•	reducing operating expenses;

•	selling selected assets (including assets in our investment portfolio, blocks of business or interests in subsidiaries);

•	accessing the capital markets; or

•	accessing certain government support programs.

In the first quarter of 2009, we completed several transactions as part of our plan to increase our liquidity and capital levels. We reduced sales of certain insurance products as part of the refinement of our specialist strategy. In December 2008, we announced a plan to reduce costs by eliminating approximately 1,000 jobs globally which we completed in the first quarter of 2009. We have also undertaken cost saving initiatives throughout the organization to reduce operating expenses. Additionally, we entered into several reinsurance arrangements in the first quarter of 2009 to provide additional capital capacity to our insurance subsidiaries.

On May 7, 2009, we announced our plans to sell a minority stake in our Canadian mortgage insurance operations in an IPO in Canada, subject to regulatory review and market conditions. We expect to sell up to 49% of our ownership interest in the business and plan to hold the majority position for the foreseeable future.

Additional funding sources could potentially include issuing debt or equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business (including investor perceptions of the likelihood that we will incur material investment losses in the future).

On April 9, 2009, we were informed by the Treasury that the deadline for approval by the OTS of our application to become a savings and loan holding company passed before OTS completed its review of our application and Treasury would not be extending the deadline. We will, therefore, not complete the intended acquisition of InterBank, fsb of Maple Grove, Minnesota, nor will we be eligible to participate in Treasury’s CPP established for companies that own a thrift. Our participation in CPP was only one of the options we had considered to provide additional capital flexibility and our capital plans did not depend on it.

There are risks associated with implementing our plan. Further deteriorating market conditions could hinder the completion of our plan. We also cannot be sure that our funding needs will not unexpectedly increase materially and suddenly, as a result of further general market deterioration, events specific to our operations or otherwise, or that we will be able to successfully implement our plan or with the targeted results or in the time frames needed. Downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company before we have had an opportunity to implement our plan or thereafter could cause us to narrow the scope of our business and/or have a material adverse impact on our business, financial condition and results of operations. For a further discussion of the risks associated with implementing our plan and downgrades of our ratings, see “Item 1A” of our 2008 Annual Report on Form 10-K that describe various risks and uncertainties to which we are or may become subject.

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

In the second quarter of 2009, we have approximately $660 million of our senior notes maturing. We expect to pay these notes with cash available at our holding company.

We have $1.3 billion of funding agreements and FABNs scheduled to mature in the next twelve months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2008 Annual Report on Form 10-K filed on March 2, 2009.

Securitization Entities

There were no off-balance sheet securitization transactions in the three months ended March 31, 2009 or 2008.

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

Credit markets continued to experience reduced liquidity, higher volatility and widening credit spreads across all asset classes during the first quarter of 2009. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

In the first quarter of 2009, the U.S. dollar strengthened against the currencies in our principal international locations (Canada, Australia and Europe). This has resulted in lower levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency rates have had during the year.

There were no other material changes in these risks since December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2009

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2008 Annual Report on Form 10-K. In addition, there were no new material legal proceedings during the quarter.

As previously identified, one of our subsidiaries was named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations involving the sale of GICs to municipalities. The putative class action initiated in December 2008, which case was removed to the United States District Court for Central California, Fresno County Financing Authority, et al. v. AIG Financial Products Corp., et al, has now been fully transferred by the United States Judicial Panel on Multi-District Litigation to the Southern District of New York for consolidation into In re Municipal Derivatives Antitrust Litigation. Also, as previously identified, certain plaintiffs filed a consolidated amended class action complaint, which our subsidiary (along with many other defendants) moved to dismiss. On April 30, 2009, the Court dismissed all the claims from that complaint, but provided the plaintiffs twenty days to amend their complaint.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2008 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2009.

Adverse market or other conditions might delay or impede the planned IPO of our mortgage insurance operations in Canada.

On May 7, 2009, we announced our plans to sell a minority stake in our Canadian mortgage insurance operations in an IPO in Canada. We expect this transaction to provide additional capital flexibility for our holding company to handle unforeseen contingencies through the global economic downturn. However, an IPO execution is subject to customary regulatory reviews and equity and capital market conditions. While we expect this transaction is achievable based on our preparatory work, there can be no assurance that this transaction can be executed within the targeted timeframe or on the desired terms.

Item 6. Exhibits

10	Director Compensation Summary

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 8, 2009
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)