Form 10-Q
period 2009-06-30
GENWORTH FINANCIAL INC
filed 2009-07-31
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 28, 2009, 433,211,005 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Premiums	$1,502	$1,709	$3,004	$3,426
Net investment income	781	953	1,492	1,955
Net investment gains (losses)	(53)	(518)	(823)	(744)
Insurance and investment product fees and other	253	254	544	514

Total revenues	2,483	2,398	4,217	5,151

Benefits and expenses:
Benefits and other changes in policy reserves	1,492	1,386	3,000	2,787
Interest credited	263	320	538	665
Acquisition and operating expenses, net of deferrals	456	551	897	1,079
Amortization of deferred acquisition costs and intangibles	212	209	459	412
Interest expense	114	110	210	222

Total benefits and expenses	2,537	2,576	5,104	5,165

Loss before income taxes	(54)	(178)	(887)	(14)
Benefit for income taxes	(4)	(69)	(368)	(21)

Net income (loss)	$(50)	$(109)	$(519)	$7

Earnings (loss) per common share:
Basic	$(0.11)	$(0.25)	$(1.20)	$0.02

Diluted	$(0.11)	$(0.25)	$(1.20)	$0.02

Weighted-average common shares outstanding:
Basic	433.2	432.9	433.2	433.3

Diluted	433.2	432.9	433.2	434.8

Supplemental disclosures:
Total other-than-temporary impairments	$(476)	$(552)	$(1,073)	$(739)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	324	—	324	—

Net other-than-temporary impairments	(152)	(552)	(749)	(739)
Other investment gains (losses)	99	34	(74)	(5)

Total net investment gains (losses)	$(53)	$(518)	$(823)	$(744)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$44,322	$42,871
Equity securities available-for-sale, at fair value	252	234
Commercial mortgage loans	7,872	8,262
Policy loans	2,087	1,834
Other invested assets	5,305	7,411

Total investments	59,838	60,612
Cash and cash equivalents	5,374	7,328
Accrued investment income	639	736
Deferred acquisition costs	7,591	7,786
Intangible assets	1,079	1,147
Goodwill	1,325	1,316
Reinsurance recoverable	17,412	17,212
Other assets	967	1,000
Deferred tax asset	996	1,037
Separate account assets	9,605	9,215

Total assets	$104,826	$107,389

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$29,016	$28,533
Policyholder account balances	31,356	34,702
Liability for policy and contract claims	6,250	5,322
Unearned premiums	4,734	4,734
Other liabilities	5,787	6,860
Non-recourse funding obligations	3,443	3,455
Short-term borrowings	930	1,133
Long-term borrowings	3,484	4,261
Deferred tax liability	251	248
Separate account liabilities	9,605	9,215

Total liabilities	94,856	98,463

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 522 million shares issued as of June 30, 2009 and December 31, 2008; 433 million shares outstanding as of June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	11,492	11,477

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(2,748)	(4,038)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(275)	—

Net unrealized investment gains (losses)	(3,023)	(4,038)

Derivatives qualifying as hedges	948	1,161
Foreign currency translation and other adjustments	206	(185)

Total accumulated other comprehensive income (loss)	(1,869)	(3,062)
Retained earnings	3,046	3,210
Treasury stock, at cost (88 million shares as of June 30, 2009 and December 31, 2008)	(2,700)	(2,700)

Total stockholders’ equity	9,970	8,926

Total liabilities and stockholders’ equity	$104,826	$107,389

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	7	—	7
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,197)	—	—	(1,197)
Derivatives qualifying as hedges	—	—	75	—	—	75
Foreign currency translation and other adjustments	—	—	124	—	—	124

Total comprehensive income (loss)						(991)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(87)	—	(87)
Stock-based compensation expense and exercises and other	—	21	—	—	—	21

Balances as of June 30, 2008	$1	$11,482	$(271)	$3,833	$(2,700)	$12,345

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6
Comprehensive income (loss):
Net income (loss)	—	—	—	(519)	—	(519)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,378	—	—	1,378
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(14)	—	—	(14)
Derivatives qualifying as hedges	—	—	(213)	—	—	(213)
Foreign currency translation and other adjustments	—	—	391	—	—	391

Total comprehensive income (loss)						1,023
Stock-based compensation expense and exercises and other	—	15	—	—	—	15

Balances as of June 30, 2009	$1	$11,492	$(1,869)	$3,046	$(2,700)	$9,970

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(519)	$7
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	106	—
Net investment losses (gains)	823	744
Charges assessed to policyholders	(211)	(196)
Acquisition costs deferred	(368)	(669)
Amortization of deferred acquisition costs and intangibles	459	412
Deferred income taxes	(591)	54
Net increase (decrease) in trading, held-for-sale investments and derivative instruments	116	(117)
Stock-based compensation expense	15	15
Change in certain assets and liabilities:
Accrued investment income and other assets	30	(190)
Insurance reserves	1,520	2,149
Current tax liabilities	197	(175)
Other liabilities and other policy-related balances	(208)	86

Net cash from operating activities	1,369	2,120

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,892	2,318
Commercial mortgage loans	381	490
Proceeds from sales of investments:
Fixed maturity and equity securities	1,663	2,026
Purchases and originations of investments:
Fixed maturity and equity securities	(2,700)	(3,655)
Commercial mortgage loans	—	(166)
Other invested assets, net	(348)	3
Policy loans, net	(253)	(155)
Payments for businesses purchased, net of cash acquired	—	(17)

Net cash from investing activities	635	844

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,271	4,010
Withdrawals from universal life and investment contracts	(4,231)	(4,541)
Short-term borrowings and other, net	(330)	(18)
Repayment and repurchase of long-term borrowings	(739)	—
Redemption of non-recourse funding obligations	(12)	—
Proceeds from the issuance of long-term debt	—	597
Dividends paid to stockholders	—	(88)
Stock-based compensation awards exercised	—	5
Acquisition of treasury stock	—	(76)

Net cash from financing activities	(4,041)	(111)
Effect of exchange rate changes on cash and cash equivalents	83	(83)

Net change in cash and cash equivalents	(1,954)	2,770
Cash and cash equivalents at beginning of period	7,328	3,091

Cash and cash equivalents at end of period	$5,374	$5,861

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

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. Our products predominately insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K. Any material subsequent events have been considered for disclosure through the filing date of this Quarterly Report on Form 10-Q.

(2) Accounting Pronouncements

Recently Adopted

Subsequent Events

On June 30, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

On April 1, 2009, we adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and modifies the presentation and disclosure requirements for other-than-temporary impairment disclosures for debt and equity securities. The FSP amends the requirement for management to positively assert the ability and intent to hold a debt security to recovery to determine whether an other-than-temporary impairment exists and replaces this provision with the assertion that we do not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Additionally, the FSP modifies the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss in net income (loss) that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented in other comprehensive income (loss) (“OCI”). As of April 1, 2009, we recorded a net cumulative effect adjustment of $355 million to retained earnings with an offset to accumulated other comprehensive income (loss) of $349 million. The following summarizes the components for the cumulative effect adjustment:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Investment securities	$(588)	$588	$—
Adjustment to deferred acquisition costs	33	(26)	7
Adjustment to present value of future profits	9	(7)	2
Adjustment to sales inducements	5	(5)	—
Adjustment to certain benefit reserves	—	1	1
Provision for income taxes	192	(196)	(4)

Net cumulative effect adjustment	$(349)	$355	$6

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interim Disclosures About Fair Value of Financial Instruments

On April 1, 2009, we adopted the FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. This FSP amends the fair value disclosure requirements for certain financial instruments to require disclosures during interim reporting periods of publicly traded entities in addition to requiring them in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for determining fair value when the volume or level of activity for an asset or liability has significantly decreased and identifies circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

Effective Date of FASB Statement No. 157

On January 1, 2009, we adopted FSP FAS 157-2, Effective Date of FASB Statement No. 157, which adopts SFAS No. 157, Fair Value Measurements, for fair value measurements of certain nonfinancial assets and liabilities, such as impairment testing of goodwill and indefinite-lived intangible assets. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The statement amends the current guidance on transfers of financial assets by eliminating the qualifying special-purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. This statement will be effective for us on January 1, 2010. We have not yet determined the impact the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement provides guidance for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires additional disclosures about involvement in variable interest entities. This statement will be effective for us on January 1, 2010. We have not yet determined the impact the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This standard establishes two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature will become nonauthoritative. This statement will be effective for us on July 1, 2009. The adoption will not have any impact on our consolidated financial statements.

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2009 (1)	2008 (2)	2009 (1)	2008 (2)
Basic earnings (loss) per common share	$(0.11)	$(0.25)	$(1.20)	$0.02

Diluted earnings (loss) per common share	$(0.11)	$(0.25)	$(1.20)	$0.02

Weighted-average shares used in basic earnings (loss) per common share calculations	433.2	432.9	433.2	433.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	—	—	1.5

Weighted-average shares used in diluted earnings (loss) per common share calculations	433.2	432.9	433.2	434.8

(1)

Under SFAS No. 128, Earnings per Share, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three and six months ended June 30, 2009, the inclusion of 1.2 million and 0.6 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three and six months ended June 30, 2009, dilutive potential common shares would have been 434.4 million and 433.8 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)

Under SFAS No. 128, we were required to use basic weighted-average common shares outstanding in the calculation of the 2008 diluted loss per share as a result of our net loss for the three months ended June 30, 2008. For the three and six months ended June 30, 2008, the inclusion of 2.9 million and 3.0 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended June 30, 2008, dilutive potential common shares would have been 435.8 million for the three months ended June 30, 2008 and 436.3 million for the six months ended June 30, 2008.

(4) Investments

Other-Than-Temporary Impairments On Available-For-Sale Securities

As of each balance sheet date, we evaluate securities in an unrealized loss position for other-than-temporary impairments. For debt securities, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. More specifically for mortgage-backed and asset-backed securities, we also utilize performance indicators of the underlying assets including default or delinquency rates, loan to collateral value ratios, third-party credit enhancements, current levels of subordination, vintage and other relevant characteristics of the security or underlying assets to develop our estimate of cash flows. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources.

Prior to adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, we generally recognized an other-than-temporary impairment on debt securities in an unrealized loss position when we did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in net income (loss) as an adjustment to the amortized cost of the security.

Beginning on April 1, 2009, we recognize other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	we do not expect full recovery of our amortized cost based on the estimate of cash flows expected to be collected,

•	we intend to sell a security or

•	it is more likely than not that we will be required to sell a security prior to recovery.

Total other-than-temporary impairments are calculated as the difference between the amortized cost and fair value. For other-than-temporarily impaired securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, total other-than-temporary impairments are adjusted by the portion of other-than-temporary impairments recorded in OCI (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represent the credit loss on the other-than-temporarily impaired securities with the offset recorded as an adjustment to the amortized cost to determine the new amortized cost basis of the securities. For other-than-temporary impairments recognized during the period, we present the total other-than-temporary impairments, the portion of other-than-temporary impairments included in OCI and the net other-than-temporary impairments as supplemental disclosure presented on the face of our consolidated statements of income.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represents the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security is recorded in OCI until the security is sold or an other-than-temporary impairment is recorded for the entire unrealized loss.

To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, we determine our best estimate of the present value of the cash flows expected to be collected from a security by discounting these cash flows by the current effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows is lower than the amortized cost of the security, the difference between the present value and amortized cost represents the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit other-than-temporary impairment in OCI.

The evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period.

While the other-than-temporary impairment model for debt securities generally includes fixed maturity securities, there are certain hybrid securities that are classified as fixed maturity securities where the application of a debt impairment model depends on whether there has been any evidence of deterioration in credit of the issuer. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity impairment model.

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Investment Income

Sources of net investment income for the periods indicated were as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Fixed maturity securities—taxable	$604	$715	$1,227	$1,479
Fixed maturity securities—non-taxable	28	26	58	51
Commercial mortgage loans	109	136	223	279
Equity securities	3	10	6	20
Other invested assets	(7)	12	(106)	36
Policy loans	52	40	96	79
Cash, cash equivalents and short-term investments	14	41	31	66

Gross investment income before expenses and fees	803	980	1,535	2,010
Expenses and fees	(22)	(27)	(43)	(55)

Net investment income	$781	$953	$1,492	$1,955

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Available-for-sale securities:
Realized gains on sale	$21	$49	$50	$63
Realized losses on sale	(48)	(25)	(111)	(35)
Impairments:
Total other-than-temporary impairments	(476)	(552)	(1,073)	(739)
Portion of other-than-temporary impairments included in OCI	324	—	324	—

Net other-than-temporary impairments	(152)	(552)	(749)	(739)

Trading securities	11	2	(1)	(5)
Commercial mortgage loans	(5)	(2)	(11)	—
Derivative instruments	114	8	(7)	(26)
Other	6	2	6	(2)

Net investment gains (losses)	$(53)	$(518)	$(823)	$(744)

See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2009 and 2008 was $367 million and $680 million, respectively, which was approximately 89% and 96%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2009 and 2008 was $737 million and $1,071 million, respectively, which was approximately 87% and 97%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of the periods indicated:

(Amounts in millions)	As of or for the three and six months ended June 30, 2009
Cumulative credit loss beginning balance	$—
Adoption of FSP FAS 115-2 and FAS 124-2	1,204
Additions:
Other-than-temporary impairments not previously recognized	56
Increases related to other-than-temporary impairments previously recognized	95
Reductions:
Securities sold, paid down or disposed	(270)

Cumulative credit loss ending balance	$1,085

Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to present value of future profits, deferred acquisition costs and sales inducements that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) as of the dates indicated were as follows:

(Amounts in millions)	June 30, 2009	December 31, 2008
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(5,236)	$(7,006)
Equity securities	(18)	(67)
Other invested assets	(39)	(1)

Subtotal	(5,293)	(7,074)
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	608	815
Income taxes, net	1,662	2,221

Net unrealized investment gains (losses)	$(3,023)	$(4,038)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) for the periods indicated was as follows:

(Amounts in millions)	As of or for the three months ended June 30, 2009	As of or for the six months ended June 30, 2009
Beginning balance	$(4,095)	$(4,038)
Cumulative effect of change in accounting	(349)	(349)
Activity during the period:
Unrealized gains (losses) on securities	2,261	1,558
Adjustment to deferred acquisition costs	(164)	(184)
Adjustment to present value of future profits	(79)	(70)
Adjustment to sales inducements	1	—
Provision for income taxes	(714)	(467)

Change in unrealized gains (losses)	1,305	837
Reclassification adjustments to net investment (gains) losses, net of taxes of $(63) and $(284)	116	527

Ending balance	$(3,023)	$(3,023)

Fixed Maturity and Equity Securities

As of June 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains on securities		Gross unrealized losses on securities
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$1,239	$33	$—	$(23)	$—	$1,249
Tax exempt	2,479	80	—	(153)	—	2,406
Government—non-U.S.	1,809	81	—	(36)	—	1,854
U.S. corporate	21,341	292	6	(1,936)	(12)	19,691
Corporate—non-U.S.	11,465	189	7	(784)	(3)	10,874
Residential mortgage-backed	3,753	50	9	(777)	(391)	2,644
Commercial mortgage-backed	5,111	34	2	(1,443)	(72)	3,632
Other asset-backed	2,361	8	—	(391)	(6)	1,972

Total fixed maturity securities	49,558	767	24	(5,543)	(484)	44,322
Equity securities	270	15	—	(33)	—	252

Total available-for-sale securities	$49,828	$782	$24	$(5,576)	$(484)	$44,574

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$594	$(23)	34	$—	$—	—
Tax exempt	363	(17)	101	444	(136)	150
Government—non-U.S.	219	(14)	63	128	(22)	55
U.S. corporate	2,787	(204)	337	9,421	(1,744)	876
Corporate—non-U.S.	1,297	(79)	214	4,307	(708)	483
Residential mortgage-backed	677	(455)	296	1,019	(713)	326
Commercial mortgage-backed	400	(96)	115	2,862	(1,419)	462
Other asset-backed	105	(20)	22	1,707	(377)	120

Subtotal, fixed maturity securities	6,442	(908)	1,182	19,888	(5,119)	2,472
Equity securities	38	(17)	7	54	(16)	11

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

% Below cost—fixed maturity securities:
<20% Below cost	$5,757	$(245)	842	$14,263	$(1,174)	1,487
20-50% Below cost	517	(244)	162	4,797	(2,316)	613
>50% Below cost	168	(419)	178	828	(1,629)	372

Total fixed maturity securities	6,442	(908)	1,182	19,888	(5,119)	2,472

% Below cost—equity securities:
<20% Below cost	—	—	—	18	(2)	1
20-50% Below cost	38	(15)	6	36	(14)	10
>50% Below cost	—	(2)	1	—	—	—

Total equity securities	38	(17)	7	54	(16)	11

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

Investment grade	$5,742	$(448)	830	$18,118	$(4,244)	2,088
Below investment grade	738	(477)	359	1,824	(891)	395

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

The investment securities in an unrealized loss position as of June 30, 2009 consisted of 3,672 securities and accounted for unrealized losses of $6,060 million. Of these unrealized losses of $6,060 million, 77% were

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

investment grade (rated AAA through BBB-) and 23% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of June 30, 2009 was $484 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $66 million have been in an unrealized loss position for more than 12 months.

Securities that were greater than 20% below cost represented 77% of unrealized losses, of which approximately 37% were U.S. and non-U.S. corporate securities and approximately 59% were mortgage-backed and asset-backed securities. The following provides additional information regarding these securities that were more than 20% below cost.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for 12 months or more. Virtually all of these securities retain a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of June 30, 2009.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of June 30, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of June 30, 2009, 995 securities were 20% or more below cost, of which 227 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $785 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $18 million was recorded in OCI.

While certain securities included in the chart above were considered other-than-temporarily impaired, we expected to recover the new amortized cost based on our estimate of cash flows expected to be collected. As of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. We expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

The preceding table includes unrealized losses of approximately $60 million on securities related to a financial services company for which market activity indicated that such securities may have become other-than-temporarily impaired subsequent to June 30, 2009. Due to these activities, in July 2009, we subsequently changed our intent and began reducing our exposure to these securities for which we will recognize losses in the third quarter of 2009.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Tax exempt	$915	$(78)	281	$262	$(150)	100
Government—non-U.S.	287	(49)	120	34	(18)	34
U.S. corporate	7,583	(956)	926	6,901	(2,012)	683
Corporate—non-U.S.	4,003	(570)	648	3,004	(1,011)	411
Residential mortgage-backed	690	(186)	155	1,005	(667)	320
Commercial mortgage-backed	847	(183)	166	2,411	(1,313)	403
Other asset-backed	281	(72)	50	1,703	(592)	140

Subtotal, fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091
Equity securities	62	(45)	15	52	(26)	6

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

% Below cost—fixed maturity securities:
<20% Below cost	$12,427	$(1,031)	1,831	$8,518	$(948)	912
20-50% Below cost	2,059	(888)	442	5,603	(2,759)	818
>50% Below cost	120	(175)	73	1,199	(2,056)	361

Total fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091

% Below cost—equity securities:
20-50% Below cost	41	(20)	11	52	(26)	6
>50% Below cost	21	(25)	4	—	—	—

Total equity securities	62	(45)	15	52	(26)	6

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

Investment grade	$13,719	$(1,908)	2,026	$14,628	$(5,437)	1,908
Below investment grade	949	(231)	335	744	(352)	189

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,781	$1,764
Due after one year through five years	11,648	11,429
Due after five years through ten years	7,608	7,334
Due after ten years	17,296	15,547

Subtotal	38,333	36,074
Residential mortgage-backed	3,753	2,644
Commercial mortgage-backed	5,111	3,632
Other asset-backed	2,361	1,972

Total	$49,558	$44,322

As of June 30, 2009, $5,374 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2009, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 29%, 22% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2009, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibition on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks. While we use derivatives to mitigate or reduce risks, certain derivatives do not meet the accounting requirements to be designated as hedging instruments and are denoted as “derivatives not designated as hedges” in the following disclosures. For derivatives that meet the accounting requirements to be designated as hedges, the following disclosures for these derivatives are denoted as “derivatives designated as hedges,” which include both cash flow and fair value hedges.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$188	$501	Other liabilities	$11	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	2	—
Foreign currency swaps	Other invested assets	76	120	Other liabilities	—	1

Total cash flow hedges		264	621		13	55

Fair value hedges:
Interest rate swaps	Other invested assets	150	231	Other liabilities	19	36
Foreign currency swaps	Other invested assets	20	46	Other liabilities	—	—

Total fair value hedges		170	277		19	36

Total derivatives designated as hedges		434	898		32	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	475	384	Other liabilities	34	95
Interest rate swaptions	Other invested assets	161	780	Other liabilities	156	60
Credit default swaps	Other invested assets	2	1	Other liabilities	9	27
Equity index options	Other invested assets	110	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	4	—
Other foreign currency contracts	Other invested assets	8	—	Other liabilities	2	—
GMWB embedded derivatives	Reinsurance recoverable (1)	2	18	Policyholder account balances (2)	435	878

Total derivatives not designated as hedges		758	1,335		640	1,060

Total derivatives		$1,192	$2,233		$672	$1,151

(1)	Represents the embedded derivatives associated with the reinsured portion of our GMWB liabilities.

(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	June 30, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$1,726	$505	$5,222
Inflation indexed swaps	Notional	—	128	—	128
Foreign currency swaps	Notional	559	491	559	491

Total cash flow hedges		4,560	2,345	1,064	5,841

Fair value hedges:
Interest rate swaps	Notional	3,098	—	321	2,777
Foreign currency swaps	Notional	187	—	96	91

Total fair value hedges		3,285	—	417	2,868

Total derivatives designated as hedges		7,845	2,345	1,481	8,709

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	745	1,872	5,333
Interest rate swaptions	Notional	12,000	—	4,500	7,500
Credit default swaps	Notional	610	—	20	590
Financial futures	Notional	2,194	1,846	2,194	1,846
Inflation indexed swaps	Notional	—	128	—	128
Other foreign currency contracts	Notional	—	534	—	534

Total derivatives not designated as hedges		21,264	3,253	8,586	15,931

Total derivatives		$29,109	$5,598	$10,067	$24,640

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	June 30, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	1,333,000	175,000	1,690,000
GMWB embedded derivatives	Policies	43,677	2,341	799	45,219

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed-rate bond purchases and/or interest income; and (vi) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(177)	$3	Net investment income	$(4)	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	(5)	Interest expense	—	Net investment gains (losses)

Total	$(178)	$—		$(4)

(1)

Amounts include $2 million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(322)	$8	Net investment income	$(10)	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(13)	(8)	Interest expense	—	Net investment gains (losses)

Total	$(335)	$5		$(10)

(1)

Amounts include $5 million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total of derivatives designated as cash flow hedges of $948 million, net of taxes, recorded in stockholders’ equity as of June 30, 2009 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $(1) million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the six months ended June 30, 2009 in connection with forecasted transactions that were no longer considered probable of occurring. During 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance in OCI related to these derivatives will be reclassified into net income (loss) when the forecasted transactions affect net income (loss), as the forecasted transactions are still probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income (loss). In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in net income (loss). We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; (iii) cross currency swaps to convert non-U.S. dollar fixed rate liabilities to floating rate U.S. dollar liabilities; and (iv) other instruments to hedge various fair value exposures of investments.

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$4	Net investment gains (losses)	$(4)	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(50)	Net investment gains (losses)	23	Interest credited	51	Net investment gains (losses)
Foreign currency swaps	(2)	Net investment gains (losses)	—	Interest credited	1	Net investment gains (losses)

Total	$(48)		$19		$46

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$6	Net investment gains (losses)	$(8)	Net investment income	$(10)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(59)	Net investment gains (losses)	42	Interest credited	62	Net investment gains (losses)
Foreign currency swaps	(13)	Net investment gains (losses)	1	Interest credited	11	Net investment gains (losses)

Total	$(66)		$35		$63

The difference between the gain (loss) recognized for the derivative instrument and the hedged item presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the net income (loss) effects of the derivative instruments that are presented in the same location as the income activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

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

The following table provides information about the pre-tax income (loss) effects of derivatives not designated as hedges for the periods indicated:

	Gain (loss) recognized in net income (loss)
(Amounts in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$164	$246	Net investment gains (losses)
Interest rate swaptions	(338)	(579)	Net investment gains (losses)
Credit default swaps	35	21	Net investment gains (losses)
Equity index options	(71)	(55)	Net investment gains (losses)
Financial futures	(163)	(84)	Net investment gains (losses)
Inflation indexed swaps	4	(4)	Net investment gains (losses)
Foreign currency swaps	—	6	Net investment gains (losses)
Other foreign currency contracts	8	10	Net investment gains (losses)
GMWB embedded derivatives	479	440	Net investment gains (losses)

Total derivatives not designated as hedges	$118	$1

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Counterparty Credit Risk

As of June 30, 2009 and December 31, 2008, net fair value assets by counterparty totaled $966 million and $1,946 million, respectively. As of June 30, 2009 and December 31, 2008, net fair value liabilities by counterparty totaled $13 million and $4 million, respectively. As of June 30, 2009 and December 31, 2008, we retained collateral of $833 million and $1,605 million, respectively, related to these agreements, including over collateralization of $23 million and $66 million, respectively, from certain counterparties. As of June 30, 2009, we provided $14 million of collateral to derivative counterparties, including over collateralization of $2 million. As of December 31, 2008, we provided no collateral to derivative counterparties.

All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2009 and December 31, 2008, we could have been allowed to claim up to $156 million and $407 million, respectively, from counterparties and required to disburse up to $1 million and $4 million, respectively. This represents the net fair value of gains and losses by counterparty, less available collateral held.

As a result of rating agency actions taken in April 2009, credit downgrade provisions were triggered in our master swap agreements with certain derivative counterparties and we terminated $6.9 billion notional value, of which $2.3 billion was replaced or renegotiated. Approximately $1.1 billion of notional value remained with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $94 million as of June 30, 2009. Additionally, we terminated $1.7 billion in derivatives that were not directly impacted by the credit downgrade provisions but were offsetting certain terminated derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6	$—	$—	$6	$—	$1
AA
Matures after one year through five years	5	—	—	5	—	—
A
Matures after one year through five years	32	—	2	52	—	5
Matures after five years through ten years	15	—	—	15	—	2
BBB
Matures after one year through five years	73	1	2	73	—	7
Matures after five years through ten years	24	—	—	24	—	4

Total credit default swaps on single name reference entities	$155	$1	$4	$175	$—	$19

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
15% – 30% matures after five years through ten years (1)	$177	$1	$3	$177	$1	$2
12% – 22% matures after five years through ten years (2)	248	—	2	248	—	6

Total credit default swaps on index tranches	$425	$1	$5	$425	$1	$8

(1)	The current attachment/detachment as of June 30, 2009 and December 31, 2008 was 14.9% – 30.3%.
(2)	The current attachment/detachment as of June 30, 2009 and December 31, 2008 was 12% – 22%.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	June 30, 2009			December 31, 2008
(Amounts in millions)	Par value	Amortized cost	Fair value	Par value	Amortized cost	Fair value
Credit rating:
AAA
Matures after one year through five years	$100	$100	$65	$100	$100	$51
Matures after five years through ten years	200	232	120	300	332	105
AA
Matures after five years through ten years	100	100	80	—	—	—

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$400	$432	$265	$400	$432	$156

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) Fair Value Measurements

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

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

The following represents the fair value of financial assets and liabilities as of the periods indicated:

(Amounts in millions)	June 30, 2009				December 31, 2008
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$7,872	$7,003		$(1)	$8,262	$7,536
Other invested assets		(1)	1,668	1,656		(1)	1,316	1,326
Liabilities:
Borrowings and related instruments (2):
Short-term borrowings		(1)	930	930		(1)	1,133	1,133
Long-term borrowings		(1)	3,484	2,236		(1)	4,261	2,012
Non-recourse funding obligations		(1)	3,443	1,522		(1)	3,455	2,671
Investment contracts		(1)	23,414	22,813		(1)	26,824	24,250
Performance guarantees, principally letters of credit	119		—	—	119		—	—
Other firm commitments:
Commitments to fund limited partnerships	290		—	—	366		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recurring Fair Value Measurements

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

For assets carried at fair value, the non-performance of the counterparties is considered in the determination of fair value measurement for those assets. Similarly, the fair value measurement of a liability must reflect the entity’s own non-performance risk. Therefore, the impact of non-performance risk, as well as any potential credit enhancements (e.g., collateral), has been considered in the fair value measurement of both assets and liabilities. The liabilities recorded at fair value include derivative and GMWB liabilities.

For derivative liabilities, we consider the counterparty collateral arrangements and rights of set-off when determining whether any incremental adjustment should be made for our non-performance risk. As a result of these counterparty arrangements, we determined no adjustment was required to the $237 million and $273 million derivative liability to adjust for our non-performance risk as of June 30, 2009 and December 31, 2008, respectively.

For GMWB liabilities recorded at fair value of $435 million and $878 million as of June 30, 2009 and December 31, 2008, respectively, non-performance risk is integrated into the discount rate. The discount rate utilized in our valuation was based on the swap curve, which included the credit risk of an instrument rated AA and incorporated the non-performance risk of our GMWB liabilities. The impact of non-performance risk on our GMWB valuation was $6 million and $29 million as of June 30, 2009 and December 31, 2008, respectively, as a result of our discount rate being higher than the U.S. treasury curve.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To determine whether the use of the swap curve was the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit market can be viewed as a hypothetical transfer of the liability to another similarly rated insurance company which would closely resemble a reinsurance transaction. Another hypothetical exit market transaction can be viewed as a hypothetical transaction from the perspective of the GMWB policyholder. After considering all relevant factors in assessing whether any additional adjustment to the discount rate for non-performance risk was necessary, including assumptions we expect market participants would utilize in a hypothetical exit market transaction, we determined that no incremental adjustment to the discount rate was necessary for our GMWB liabilities that are recorded at fair value. We believe that a hypothetical exit market participant would use a similar discount rate to value the liabilities and would not incorporate changes in non-performance risk in the discount rate other than the implied credit spread incorporated in the swap curve.

We continually assess the non-performance risk on our liabilities recorded at fair value and will make adjustments in future periods as additional information is obtained that would indicate such an adjustment is necessary to accurately present the fair value measurement in accordance with U.S. GAAP.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$1,249	$—	$892	$357
Tax exempt	2,406	—	2,404	2
Government—non-U.S.	1,854	—	1,832	22
U.S. corporate	19,691	—	18,283	1,408
Corporate—non-U.S.	10,874	—	10,107	767
Residential mortgage-backed	2,644	—	1,021	1,623
Commercial mortgage-backed	3,632	—	504	3,128
Other asset-backed	1,972	—	909	1,063

Total fixed maturity securities	44,322	—	35,952	8,370

Equity securities	252	46	145	61

Other invested assets:
Trading securities	163	—	30	133
Derivative assets	1,190	—	904	286
Securities lending collateral	958	—	958	—
Derivatives counterparty collateral	54	—	54	—

Total other invested assets	2,365	—	1,946	419

Reinsurance recoverable (1)	2	—	—	2
Separate account assets	9,605	9,605	—	—

Total assets	$56,546	$9,651	$38,043	$8,852

Liabilities
Policyholder account balances (2)	$435	$—	$—	$435
Derivative liabilities	237	—	76	161

Total liabilities	$672	$—	$76	$596

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$905	$—	$880	$25
Tax exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Reinsurance recoverable (1)	18	—	—	18
Separate account assets	9,215	9,215	—	—

Total assets (2)	$56,977	$9,252	$36,029	$11,696

Liabilities
Policyholder account balances (3)	$878	$—	$—	$878
Derivative liabilities	273	—	205	68

Total liabilities	$1,151	$—	$205	$946

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of December 31, 2008 has been revised to include this amount.
(2)	Total assets have been revised to include the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balance as of December 31, 2008 has been revised to exclude the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and unrealized gains (losses)
	Beginning balance as of April 1, 2009	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$19	$—	$(37)	$4	$389	$(18)	$357	$—
Tax exempt	5	—	—	—	2	(5)	2	—
Government—non-U.S.	35	—	2	3	—	(18)	22	—
U.S. corporate	1,658	(14)	140	(70)	240	(546)	1,408	6
Corporate—non-U.S.	1,136	(10)	25	(23)	204	(565)	767	1
Residential mortgage-backed	2,602	(106)	66	(44)	4	(899)	1,623	(88)
Commercial mortgage-backed	3,647	(10)	7	(27)	27	(516)	3,128	(11)
Other asset-backed	1,901	(8)	137	(98)	8	(877)	1,063	(4)

Total fixed maturity securities	11,003	(148)	340	(255)	874	(3,444)	8,370	(96)

Equity securities	61	—	—	—	—	—	61	—

Other invested assets:
Trading securities	156	15	—	(5)	—	(33)	133	13
Derivative assets	706	(256)	—	(164)	—	—	286	(237)

Total other invested assets	862	(241)	—	(169)	—	(33)	419	(224)

Reinsurance recoverable	18	(16)	—	—	—	—	2	(16)

Total Level 3 assets	$11,944	$(405)	$340	$(424)	$874	$(3,477)	$8,852	$(336)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Total realized and unrealized gains (losses)
	Beginning balance as of April 1, 2008	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities	$4,770	$(403)	$214	$(233)	$1,613	$(1,280)	$4,681	$(404)
Equity securities	28	—	2	(21)	—	—	9	—
Other invested assets (1)	401	(19)	—	27	—	—	409	(20)

Total Level 3 assets	$5,199	$(422)	$216	$(227)	$1,613	$(1,280)	$5,099	$(424)

(1)	Includes certain trading securities and derivatives.

		Total realized and unrealized gains (losses)
	Beginning balance as of January 1, 2009	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$25	$—	$(38)	$13	$389	$(32)	$357	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	—	9	—	(18)	22	—
U.S. corporate	2,734	(16)	111	(111)	377	(1,687)	1,408	5
Corporate—non-U.S.	1,560	(33)	142	11	404	(1,317)	767	(27)
Residential mortgage-backed	1,957	(331)	164	(154)	885	(898)	1,623	(313)
Commercial mortgage-backed	3,219	(39)	43	(106)	532	(521)	3,128	(39)
Other asset-backed	1,034	(22)	180	(232)	981	(878)	1,063	(18)

Total fixed maturity securities	10,560	(441)	602	(565)	3,570	(5,356)	8,370	(392)

Equity securities	60	—	—	1	—	—	61	—

Other invested assets:
Trading securities	125	1	—	(15)	54	(32)	133	—
Derivative assets	933	(494)	—	(175)	22	—	286	(474)

Total other invested assets	1,058	(493)	—	(190)	76	(32)	419	(474)

Reinsurance recoverable	18	(17)	—	1	—	—	2	(17)

Total Level 3 assets	$11,696	$(951)	$602	$(753)	$3,646	$(5,388)	$8,852	$(883)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Total realized and unrealized gains (losses)
	Beginning balance as of January 1, 2008	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities	$4,794	$(498)	$(190)	$(258)	$2,824	$(1,991)	$4,681	$(499)
Equity securities	30	1	—	(23)	4	(3)	9	—
Other invested assets (1)	319	16	—	62	12	—	409	16

Total Level 3 assets	$5,143	$(481)	$(190)	$(219)	$2,840	$(1,994)	$5,099	$(483)

(1)	Includes certain trading securities and derivatives.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and unrealized (gains) losses
	Beginning balance as of April 1, 2009	Included in net (income) loss	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
Policyholder account balances (1)	$923	$(495)	$—	$7	$—	$—	$435	$(490)
Other liabilities (2)	73	137	—	(49)	—	—	161	105

Total Level 3 liabilities	$996	$(358)	$—	$(42)	$—	$—	$596	$(385)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Total realized and unrealized (gains) losses
	Beginning balance as of April 1, 2008	Included in net (income) loss	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total (gains) losses included in net (income) loss attributable to liabilities still held
Policyholder account balances (1)	$115	$(40)	$—	$3	$—	$—	$78	$(40)

Total Level 3 liabilities	$115	$(40)	$—	$3	$—	$—	$78	$(40)

(1)	Represents embedded derivatives associated with our GMWB liabilities.

		Total realized and unrealized (gains) losses
	Beginning balance as of January 1, 2009 (3)	Included in net (income) loss	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
Policyholder account balances (1)	$878	$(456)	$—	$13	$—	$—	$435	$(445)
Other liabilities (2)	68	142	—	(49)	—	—	161	110

Total Level 3 liabilities	$946	$(314)	$—	$(36)	$—	$—	$596	$(335)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.
(3)	The policyholder account balances as of January 1, 2009 have been revised to exclude the impact of reinsurance.

		Total realized and unrealized (gains) losses
	Beginning balance as of January 1, 2008	Included in net (income) loss	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total (gains) losses included in net (income) loss attributable to liabilities still held
Policyholder account balances (1)	$34	$38	$—	$6	$—	$—	$78	$39

Total Level 3 liabilities	$34	$38	$—	$6	$—	$—	$78	$39

(1)	Represents embedded derivatives associated with our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the condensed consolidated statements of income or OCI within stockholders’ equity based on the appropriate accounting treatment for the instrument.

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

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, accretion on certain fixed maturity securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, which were recorded in net investment gains (losses).

Non-Recurring Fair Value Measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of June 30, 2009, no bank loans were recorded at fair value as cost was lower than their respective fair values. As of December 31, 2008, we recorded $78 million of bank loans at fair value which was lower than their respective cost. In the three and six months ended June 30, 2009, there were no fair value loss adjustments. In the three months ended June 30, 2008, there were no fair value loss adjustments. In the six months ended June 30, 2008, we recorded $3 million of fair value loss adjustments which were included in net investment gains (losses) in the condensed consolidated statements of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As previously identified, one of our subsidiaries was named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations involving the sale of GICs to municipalities. The putative class action initiated in December 2008, which case was removed to the United States District Court for Central California, Fresno County Financing Authority, et al. v. AIG Financial Products Corp., et al, has now been fully transferred by the United States Judicial Panel on Multi-District Litigation to the Southern District of New York for consolidation into In re Municipal Derivatives Antitrust Litigation. Also, as previously identified, certain plaintiffs filed a consolidated amended class action complaint, which our subsidiary (along with many other defendants) moved to dismiss. In April 2009, the court dismissed all the claims from that complaint, but provided the plaintiffs twenty days to amend their complaint. In June 2009, plaintiffs filed a Second Consolidated Amended Complaint, which did not name any Genworth entity as a defendant. In addition, as previously disclosed, beginning in July 2008, and ending in December 2008, one of our subsidiaries was named along with several other GIC industry participants as a defendant in several separate California class and non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages. These lawsuits were removed to the appropriate federal courts. By April 2009, the Judicial Panel on Multidistrict Litigation had transferred all of these actions to the United States District Court for the Southern District of New York. These actions are still pending.

As previously reported, one of our U.S. mortgage insurance subsidiaries is involved in an arbitration proceeding with a lender regarding five bulk transactions (reflecting approximately $531 million of risk in-force) that, until their rescission by us in December 2008, had insured certain of such lender’s payment option adjustable rate loans. The arbitration hearing is scheduled to begin in September 2009, with a non-binding mediation of the dispute currently in process.

One of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company, United States District Court for the Central District of California. The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleges that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. The plaintiff does not specify the amount of damages he seeks to recover. We intend to vigorously defend this action but cannot predict its outcome.

(b) Commitments

As of June 30, 2009, we were committed to fund $290 million in limited partnership investments.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2009 and December 31, 2008, we had borrowings of $930 million under these facilities. As of June 30, 2009, we utilized $105 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2008, we utilized $184 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries.

Long-Term Senior Notes

During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until 2011.

Non-Recourse Funding Obligations

As of June 30, 2009, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency actions on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates.

On March 25, 2009, River Lake Insurance Company IV Limited, our wholly-owned subsidiary, repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

As of June 30, 2009 and December 31, 2008, the weighted-average interest rates on our non-recourse funding obligations were 1.48% and 3.76%, respectively, reflecting the decline in the underlying index rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(5.1)	0.3	0.2	(1.1)
Benefit on tax favored investments	(3.5)	(5.7)	3.8	(30.6)
Effect of foreign operations	(18.6)	(0.1)	3.3	43.8
Interest on uncertain tax positions	(1.8)	9.0	(0.4)	100.3
Other, net	1.4	0.3	(0.4)	2.6

Effective rate	7.4%	38.8%	41.5%	150.0%

The effective tax rate decreased significantly from the prior year due to favorable examination developments recognized in the prior year, partially offset by the timing of tax benefits related to lower taxed foreign income and tax favored investments recognized in the current year pursuant to Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting.

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the timing of which can vary significantly depending on market credit cycles. In addition,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies.

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Revenues:
Retirement and Protection	$1,663	$1,363	$2,635	$3,119
International	639	808	1,229	1,559
U.S. Mortgage Insurance	196	238	384	467
Corporate and Other	(15)	(11)	(31)	6

Total revenues	$2,483	$2,398	$4,217	$5,151

The following table reflects net operating income (loss) of our segments and Corporate and Other activities determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Retirement and Protection	$127	$150	$190	$312
International	87	183	188	343
U.S. Mortgage Insurance	(134)	(59)	(269)	(95)
Corporate and Other	(71)	(62)	(86)	(104)

Net operating income	9	212	23	456
Net investment gains (losses), net of taxes and other adjustments	(59)	(321)	(542)	(449)

Net income (loss)	$(50)	$(109)	$(519)	$7

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2009	December 31, 2008
Assets:
Retirement and Protection	$86,327	$88,117
International	11,230	10,498
U.S. Mortgage Insurance	4,436	3,978
Corporate and Other	2,833	4,796

Total assets	$104,826	$107,389

(11) Canadian Initial Public Offering

On July 7, 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada.

At an exchange rate of 0.88 United States dollar to 1 Canadian dollar, the Offering and the Over-Allotment Option generated net proceeds of approximately US$705 million (net of expenses directly related to the transaction, including underwriting commissions, taxes and other items) which excludes US$22 million remaining in Genworth Canada.

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

•

Retirement and Protection. We offer a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs, financial planning services and mutual funds, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended June 30, 2009, our Retirement and Protection segment’s net income and net operating income were $81 million and $127 million, respectively. For the six months ended June 30, 2009, our Retirement and Protection segment’s net loss was $304 million and net operating income was $190 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. Our products predominately insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2009, our International segment’s net income and net operating income were $90 million and $87 million, respectively. For the six months ended June 30, 2009, our International segment’s net income and net operating income were $181 million and $188 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended June 30, 2009, our U.S. Mortgage Insurance segment’s net loss and net operating loss were both $134 million. For the six months ended June 30, 2009, our U.S. Mortgage Insurance segment’s net loss and net operating loss were $282 million and $269 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. For the three months ended June 30, 2009, Corporate and Other activities’ net loss and net operating loss were $87 million and $71 million, respectively. For the six months ended June 30, 2009, Corporate and Other activities’ net loss and net operating loss were $114 million and $86 million, respectively.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and trends in profitability of our businesses. Globally, we are experiencing slowing economies, rising unemployment, falling real estate values and reduced consumer spending, all of which contributed to a recessionary economic environment. Although these and other macroeconomic factors maintained their negative trend in the first half of 2009, there was a more modest deterioration in the U.S. housing markets in the first half of 2009 as compared to the second half of 2008.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their consumption, debt and risk profiles in response to these conditions. This is evident in the slow down of mortgage originations and consumer lending in the majority of our target markets. We have also experienced an elevated incidence of claims in our U.S. and international mortgage and lifestyle protection insurance businesses. In addition, we could experience an increase in lapses or surrenders of policies in our life and long-term care insurance businesses given our policyholders’ cash needs. Other factors such as government spending, the volatility and strength of the capital markets and inflation also affect the business and economic environment. We have seen an adverse impact on sales, revenues and profitability trends of certain insurance and investment products in early 2009 related to these market conditions, as well as other factors discussed within each segment discussion herein. However, in certain markets, we have seen an increase in sales and assets under management which indicate certain trends may be reversing. We could see further adverse or more positive impacts on our results depending on the direction these trends take.

In response to these current market conditions, we have tightened underwriting guidelines to reduce mortgage insurance exposures globally. We have also increased pricing in targeted markets and products in our U.S., Australian and European mortgage insurance businesses, as well as in our lifestyle protection insurance business. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. In addition, we have refined our product and distribution management strategies to best fit with our strengths, profitability targets and risk tolerance. These and other company actions seek to enhance our competitive position as well as our capital and liquidity flexibility as discussed under “—Liquidity and Capital Resources.”

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority to, among other things, purchase up to $700.0 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. Since the end of the first quarter of 2009, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken or are continuing to consider a variety of other actions. These include various mortgage restructuring programs under consideration or implemented by the GSEs, lenders and the U.S. government. Outside of the U.S., various governments have taken actions to stimulate economies, stabilize financial systems and reduce interest rates. There can be no assurance as to what impact any of these actions will have on the economic and financial markets, including the high levels of volatility currently being experienced. Further weak global economic performance could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Credit market conditions showed signs of improvement in the second quarter of 2009. Bank capital stress test results in the U.S. and U.K. led to improved stability in the financial markets. Those results combined with more opportunistic economic data contributed to improved equity and credit market performance. Investor appetite for riskier assets began to return, resulting in a narrowing of credit spreads and improved liquidity across many asset classes. Despite the overall improvement, marketplace uncertainty continued to impact other asset classes such as sub-prime and Alt-A residential mortgage loans. The weak economic climate has begun to impact performance in prime residential mortgage loans and commercial real estate mortgages, which have seen delinquencies rise off a relatively low base.

As a result, the marketplace has experienced a decline in the performance of collateral underlying certain structured securities and losses related to limited partnership investments have increased, while corporate impairments have decreased significantly. These factors and other performance characteristics have contributed to net other-than-temporary impairments of $152 million and $33 million of losses related to limited partnership investments in the second quarter of 2009. Impairments recorded in the second quarter of 2009 were lower than the trends experienced in the second half of 2008 and the first quarter of 2009 as the current downturn appears to be at or near the bottom of the cycle. Although economic conditions may continue to negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform.

We believe that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Trends and conditions affecting our segments

Retirement and Protection

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution and customer service. As a result of our discipline to achieve targeted returns and our refined target market, we have experienced lower term life insurance sales. We anticipate that sales may decline as we focus on our strategic shift to the “main street” market characterized by face amounts of $1 million or below. However, during 2009, we have seen certain competitors increase prices in this market, particularly in policies with longer guarantee periods and no lapse guarantees, which could benefit our competitiveness and returns over time. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue) and expect this trend to continue for a period of time as certain blocks of business reach the post-level rate period.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life and certain universal life insurance, we have implemented capital management actions, including the use of letters of credit and other financing transactions, such as reinsurance, to reduce the capital impact of these regulations. These solutions have become more limited and expensive, which will impact our returns given increased financing costs. We are evaluating product modifications to minimize the excess reserves, thereby improving the competitiveness and reducing the financing costs associated with additional statutory reserve requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance. In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Although our sales in the current year have been adversely impacted primarily by the general economic conditions and lower sales through financial institutions, the decline has been partially mitigated by the strength of our career force, breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings, including an additional group long-term care insurance product and linked benefit offerings. In 2008, the impact of lower termination rates, in particular lapse rates on older issued policies, some with expiring reinsurance coverage caused higher benefits and other changes in policy reserves, resulting in lower net operating income for older blocks of business. However, in the first half of 2009, termination rates increased on the new and old blocks of business resulting in lower benefits and other changes in policy reserves that contributed to higher net operating income. Previously, we filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing these rate increases. The rate increase has been approved in 45 states and has contributed to higher revenue and net operating income. In response to these trends, we continue pursuing multiple growth initiatives, investing in case management improvements, maintaining tight expense management, actively exploring reinsurance and capital market solutions, executing effective investment strategies and, if appropriate, considering other actions to improve profitability of the overall block.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market fluctuations. Growth in the asset management industry has slowed significantly in the recent market environment. In the second half of 2008 through early 2009, the decline and volatility in the equity markets negatively impacted our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. With the improvement in the equity markets in the second quarter of 2009, as well as the offering of new investment strategies, we had higher sales, positive net flows and higher assets under management. Depending upon the direction market conditions or equity markets take in the future, we would expect to see a correlated impact on performance in these areas.

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

During the second half of 2008 and into 2009, we experienced lower variable annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty by shifting to cash, government securities and other products. We also experienced a decline in fixed annuity sales that began in December 2008 and extended into 2009. We have scaled back certain product features, targeted distributors and sales personnel supporting certain product lines due to the adverse market conditions and future risk appetite, profitability and capital considerations. In addition, due to adverse market conditions, our operating results and recent ratings downgrades, certain firms elected to suspend sales of fixed and variable annuity products issued by one or more of our subsidiaries. The largest impact of these suspensions was on our fixed annuity offerings through large financial institutions. However, as a result of the recent market recovery and our financial performance, certain firms have lifted their suspension and are once again offering our products. Market pressures in late 2008 and early 2009 are also increasing our expected claim costs, the costs of our hedging programs and the level of capital we may need to support these products, which will fluctuate, depending on market conditions.

Despite the improved market performance in the second quarter of 2009, we believe there could be declines in equity markets and interest rates and ongoing equity market volatility that could impact the costs and effectiveness of our hedging programs and new sales. Additionally, the significant declines and increased volatility in the equity markets during different stages of the first half of 2009 negatively impacted our results through accelerated amortization of deferred acquisition costs and increased reserves. Equity market performance and volatility could result in additional losses in our variable annuity products and associated hedging program which would negatively impact our results of operations.

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

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. As a result of market turmoil and investors’ need for higher yields, credit quality and/or greater liquidity, we do not anticipate writing new institutional business in the current market environment. Therefore, we expect liabilities associated with these products to decline as existing contracts mature. In addition, we have not experienced any significant levels of early termination requests in 2009.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Over the past 12 months, we have seen a slowdown in mortgage origination levels and an increase in unemployment in virtually all of our international markets. As a result of these economic trends and slowing mortgage origination volume, we anticipate continued lower levels of new insurance written and increased losses, which will adversely impact the growth of our revenues and our results of operations with variations seen by individual country. In the first half of 2009, we have observed increased housing stability, particularly in Canada and Australia, as lower mortgage rates and lower home prices have increased home sales activity. As a result, home prices, in aggregate, have modestly increased in these markets during the first half of 2009.

Canada and Australia comprise approximately 96% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 67% as of June 30, 2009. We expect that these established markets will continue to contribute the majority of total revenues and profits of this business. As global economies remain pressured, our entry and growth in developing international markets will be selective and we may withdraw from certain markets.

In Canada and Australia, our international mortgage insurance business has expanded with favorable operating results; however, we expect higher loss levels over time as recent books of insurance in-force season in a period of higher unemployment and lower or declining levels of home price appreciation. High-risk lending practices such as sub-prime and 100% loan-to-value lending are far less common in international markets than in the United States, and there has been significantly less reliance on capital market funding for liquidity needs. We have also taken steps over the past 12 to 18 months to tighten our underwriting requirements, increase prices in targeted areas or products and enhance loss mitigation strategies in light of the slowing economies and housing markets. For example, during 2008, we implemented a price increase with certain lenders in our European mortgage insurance business, and we implemented an approximate 17% price increase in our Australian mortgage insurance business. During 2009, we again increased prices for certain accounts in Europe, and are in the process of implementing an approximate 20% increase in Australia. In addition, we have significantly expanded our focus on, and the resources devoted to, our loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that will keep delinquent borrowers in their homes. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain both their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. During the first half of 2009, there has been an increase in the number of loans subject to our loss mitigation initiatives, which we believe has had a favorable impact on our results of operations and we expect this trend to continue.

In Canada, government actions such as reductions in interest rates, the expansion of the Canadian Mortgage Bond Program and the establishment of a $125.0 billion mortgage purchase program have helped mitigate the impact of the economic slowdown in the Canadian housing market. In Australia, government actions were taken in the second half of 2008, such as providing aid to first-time home buyers, establishing temporary liquidity facilities to purchase residential mortgage-backed securities directly from lenders and the implementation of several interest rate cuts, to help offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment. Interest rate cuts have continued into 2009 with the Bank of Canada lowering its overnight rate by 125 basis points and the Reserve Bank of Australia lowering its cash rate by the same amount, both since the beginning of 2009. In Australia, as a result of lower interest rates and specific government programs, there has been an increase in mortgage originations by first-time home buyers. The Australian government recently extended its first-time home buyer program through the end of 2009, although at reduced levels, which may impact first-time home buyer demand and our level of new insurance written in the second half of 2009.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

In the first half of 2009, sales decreased primarily as a result of slowing economies across Europe, as well as a decline in consumer lending, particularly in the U.K., Ireland and Spain. We have also experienced lower single premium sales due in part to the adoption of new business regulations of sales practices in the U.K. Depending on the severity and length of these trends, we may experience additional sales declines.

In the second half of 2008 and the first half of 2009, unemployment rates increased across Europe as the economy further deteriorated. Consequently, we have seen a significant increase in claim registrations on unemployment related policies, particularly in Spain, Ireland and the U.K. Since the peak of new unemployment claim registrations witnessed in March 2009, we have seen new claim registrations stabilize in recent months. We expect unemployment rates in Europe to peak in mid-2010, albeit at a slower rate of increase than that experienced in late 2008 and early 2009. Significant price or contract changes are being made to both new and eligible in-force policies and the majority of these actions are expected to be completed by the end of 2009. Collectively, these strategies will help absorb the impact of increased unemployment and are expected to improve future results. In addition, significant loss mitigation resources have been added to ensure that all claims are handled in a timely and accurate fashion.

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

As seen in the first quarter of 2009, we expect unemployment levels to further increase as the U.S. economy slows into 2009 and beyond. Home price appreciation remains negative in the majority of U.S. markets. Certain regions around the country, particularly surrounding the Great Lakes area of the upper Midwest, primarily Illinois and Michigan, continue to experience an economic slowdown that is being exacerbated by the upheaval from within the U.S. auto industry. Over time, these areas have seen a more pronounced weakness in their housing markets, as well as declines in home prices.

Delinquency and foreclosure levels have increased from the prior quarter and remain high which contributed to the increased housing supply levels and have further pressured home prices downward resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is adversely affecting the performance of our entire portfolio across all product lines in all markets, but with particular impact in certain vintage years, states and product types. We anticipate that the difficult conditions in the economy are not likely to significantly improve in the near future and ongoing volatility in these markets is likely. We expect the U.S. housing market to remain pressured in certain areas while showing a potential stabilization in others.

The foregoing factors contributed to an increase in paid claims and loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006 and 2007. These trends are also evident in all products across all regions of the country, particularly in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. This economic slowdown and the resulting impact on the housing market contributed to our increasing delinquencies. We are still experiencing an increase in delinquencies, offset partially by lower new delinquencies, and associated reserves relating to adjustable rate loans including payment option ARMs and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business. We have seen evidence of a slowdown in the cure rate of delinquent loans resulting from the current economic conditions. As housing inventories continue to rise, home values continue to decline and credit liquidity remains tight, the ability to cure a delinquent loan is more difficult to achieve.

Even though various government-sponsored and lender foreclosure moratoria have been suspended, we are seeing a lag in the rate at which delinquent loans are both entering into foreclosure as well as progressing through the foreclosure process. Consequently, we expect to see an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As these loans go through foreclosure, our paid claims would increase accordingly. Currently, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs and various lenders, which may help us mitigate losses on loans we insure. We are actively participating in and supporting these various programs. The increased number of delinquent loans requiring servicing has strained the resources of servicers, reducing or limiting their ability to undertake loss mitigation efforts that could help limit our claim loss exposure. We continue pursuing ways to support the servicers in their efforts to increase the impact from our loss mitigation activities.

During the first half of 2009, our loss mitigation activities, including those relating to workouts and pre-sales, have resulted in a reduction of loss exposure of approximately $118 million as of June 30, 2009. In the process, we approved approximately 12,100 workouts, loan modifications and pre-sales during this period. The workouts and loan modifications could be subject to potential re-default by the underlying borrowers. In addition, as a result of investigation activities on certain insured delinquent loans, we found significant levels of fraud, misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies. During 2009, these findings resulted in rescission actions that reflect approximately $215 million of further reduction in our exposure for future losses as of June 30, 2009. Our investigations process and rescission actions are expected to continue; however, going forward, there is no assurance regarding what specific level of benefits will result.

We participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the six months ended June 30, 2009, we recorded a reinsurance recovery of $195 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to the 2005, 2006 and 2007 books of business. We have exhausted certain captive reinsurance tiers for these book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we would be responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only consider participation in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005 through 2007 books of business.

A weak housing market and the lack of liquidity in the general credit markets continue to drive a tighter mortgage origination market in 2009. We believe demand for private mortgage insurance has increased as the conventional conforming mortgage market and the credit environment has caused investors to value mortgage insurance. Despite this increased demand, the mortgage insurance penetration rate and the mortgage insurance market size has been driven down by lack of liquidity, tight underwriting guidelines, growth in Federal Housing Administration (“FHA”) originations and weak housing markets. Going forward, this trend may potentially offset the increase in demand for private mortgage insurance.

We continue controlling production volume and the quality of our current book of business through tightened underwriting guidelines, which we may modify from time to time when circumstances warrant such changes. We are also seeing the benefit of the previously announced rate increase of 20% on average for our flow products. We have also reduced maximum loan-to-value ratios with a particular focus on constraining loan-to-value levels in specified declining markets and, in some cases, have exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We also continue to monitor our declining market policy and to adjust those markets accordingly as areas of the U.S. housing market begin to stabilize. Recently, we reduced our declining market count by 160, which should positively impact new production going forward.

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

The appointment of a conservator may increase the likelihood that the charters of Fannie Mae and Freddie Mac will be changed by new federal legislation. Such changes could allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement. On the other hand, the conservator could validate the benefit that private mortgage insurance brings to the marketplace.

We are operating this business in a disciplined fashion with sound risk and capital management practices. We are benefiting from recent changes in regulation, such as the clarification to adjust the risk to capital calculation to exclude the risk in-force with an established loss reserve, which have increased flexibility in the current environment. Legislation was signed into law recently in North Carolina granting discretion to the regulator through mid-2011 allowing a well capitalized mortgage insurer to exceed the 25:1 requirement under certain circumstances which would allow for a potential increase in new business in 35 states.

Ratings

Rating actions affecting Genworth during the first half of 2009 were previously disclosed in our Annual Report on Form 10-K filed on March 2, 2009 or in our Quarterly Report on Form 10-Q filed on May 8, 2009. The following list summarizes additional ratings actions affecting Genworth in the second quarter of 2009 that were not previously disclosed:

•

On May 21, 2009, Standard and Poor’s (“S&P”) downgraded the insurance financial strength (“IFS”) ratings of our European mortgage insurance business to “BBB” from “BBB+” with a negative outlook and removed the rating from CreditWatch with negative implications.

•	On June 5, 2009, Moody’s Investors Service placed our European mortgage insurance business on review for possible downgrade.

•	On June 10, 2009, S&P downgraded the IFS ratings of our Canadian mortgage insurance business to “AA-” from “AA” and changed the outlook to stable from negative.

Critical Accounting Estimates

Our 2008 Annual Report on Form 10-K contains a detailed discussion of our critical accounting estimates that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The following updates the critical accounting estimate previously provided and, accordingly, should be read in conjunction with our 2008 Annual Report on Form 10-K.

Other-than-temporary impairments on available-for-sale securities. As of each balance sheet date, we evaluate securities in an unrealized loss position for other-than-temporary impairments. For debt securities, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. More specifically for mortgage-backed and asset-backed securities, we also utilize performance indicators of the underlying assets including default or delinquency rates, loan to collateral value ratios, third-party credit enhancements, current levels of subordination, vintage and other relevant characteristics of the security or underlying assets to develop our estimate of cash flows. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources.

Prior to adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, on April 1, 2009, we generally recognized an other-than-temporary impairment on debt securities in an unrealized loss position when we did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in net income (loss) as an adjustment to the amortized cost of the security.

Beginning on April 1, 2009, we recognize other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	we do not expect full recovery of our amortized cost based on the estimate of cash flows expected to be collected,

•	we intend to sell a security or

•	it is more likely than not that we will be required to sell a security prior to recovery.

Total other-than-temporary impairments are calculated as the difference between the amortized cost and fair value. For other-than-temporarily impaired securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, total other-than-temporary impairments are adjusted by the portion of other-than-temporary impairments recorded in other comprehensive income (loss) (“OCI”) (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represents the credit loss on the other-than-temporarily impaired securities with the offset recorded as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.

For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represents the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security is recorded in OCI until the security is sold or an other-than-temporary impairment is recorded for the entire unrealized loss.

To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, we determine our best estimate of the present value of the cash flows expected to be collected from a security by discounting these cash flows by the current effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows is lower than the amortized cost of the security, the difference between the present value and amortized cost represents the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit other-than-temporary impairment in OCI.

FSP FAS 115-2 and FAS 124-2 also amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery in determining whether an impairment was other-than-temporary and replaced that provision with the assertion that management does not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Prior to the adoption of the FSP, management would only authorize the sale of securities not deemed to be other-than-temporarily impaired in response to unforeseen events. If evidence of the conditions or events resulting in our change of intent to hold to recovery was insufficient to prove the events could not have been foreseen, the sale of the security would have been prohibited to ensure consistency with management’s previous assertion of having the intent and ability to hold the security to recovery. Subsequent to the adoption of the FSP, management may decide to sell certain securities as a part of our normal portfolio management.

The evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is recognized in the proper period.

In its letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings after October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of a deterioration in credit of the issuer as of the balance sheet date. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity impairment model. The majority of our hybrid securities are with foreign financial institutions and virtually all retain a credit rating of investment grade. Despite their high credit quality, fair value of these securities remains depressed due to uncertainty surrounding the level and type of government support including the risk that these institutions could be nationalized.

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,502	$1,709	$(207)	(12)%
Net investment income	781	953	(172)	(18)%
Net investment gains (losses)	(53)	(518)	465	90%
Insurance and investment product fees and other	253	254	(1)	—%

Total revenues	2,483	2,398	85	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,492	1,386	106	8%
Interest credited	263	320	(57)	(18)%
Acquisition and operating expenses, net of deferrals	456	551	(95)	(17)%
Amortization of deferred acquisition costs and intangibles	212	209	3	1%
Interest expense	114	110	4	4%

Total benefits and expenses	2,537	2,576	(39)	(2)%

Loss before income taxes	(54)	(178)	124	70%
Benefit for income taxes	(4)	(69)	65	94%

Net loss	$(50)	$(109)	$59	54%

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment decreased $56 million primarily due to a $73 million decrease in our retirement income business and a $9 million decrease in our life insurance business, partially offset by a $26 million increase in our long-term care insurance business.

•

Our International segment decreased $120 million as a result of a $91 million decrease in our lifestyle protection insurance business and a $29 million decrease in our international mortgage insurance business. The three months ended June 30, 2009 included a decrease of $92 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $26 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 4.6% for the three months ended June 30, 2009 from 5.3% for the three months ended June 30, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments, reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities and losses on limited partnerships.

•	The three months ended June 30, 2009 included a decrease of $23 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale or impairment of our investments and unrealized and realized gains and losses from our trading securities and derivative instruments. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We incurred $152 million of net other-than-temporary impairments during the three months ended June 30, 2009 compared to $552 million for the three months ended June 30, 2008. Of total impairments, $96 million and $516 million related to residential mortgage-backed and asset-backed securities for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, we also had $5 million of impairments related to financial hybrid securities that were a result of concerns about the issuer’s ability to continue to make contractual payments. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains from derivatives increased $106 million primarily from gains related to our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

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

•

Our Retirement and Protection segment increased $9 million largely driven by a $30 million increase in our institutional business and a $7 million increase in our life insurance business. These increases were partially offset by a decrease of $19 million in our wealth management business and a decrease of $12 million in our retirement income business.

•	Our U.S. Mortgage Insurance segment decreased $14 million.

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

•

Our Retirement and Protection segment decreased $35 million primarily attributable to a $62 million decrease in our retirement income business, partially offset by a $28 million increase in our long-term care insurance business.

•

Our International segment increased $66 million as a result of an increase in our international mortgage insurance business of $41 million and an increase of $25 million in our lifestyle protection insurance business. The three months ended June 30, 2009 included a decrease of $42 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $76 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $57 million primarily due to a $56 million decrease related to our institutional business and a $5 million decrease in our retirement income business, partially offset by an increase in our long-term care insurance business of $5 million.

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

•

Our Retirement and Protection segment decreased $17 million primarily attributable to a $12 million decrease in our wealth management business, a decrease of $7 million from our retirement income business and a $3 million decrease in our life insurance business. These decreases were partially offset by an increase of $6 million in our long-term care insurance business.

•

Our International segment decreased $76 million related to a $56 million decrease in our lifestyle protection insurance business and a $20 million decrease in our international mortgage insurance business. The three months ended June 30, 2009 included a decrease of $30 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $3 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $39 million primarily due to an increase of $41 million from our retirement income business and a $9 million increase in our long-term care insurance business. These increases were partially offset by a decrease of $11 million in our life insurance business.

•

Our International segment decreased $31 million related to a decrease in our lifestyle protection insurance business. The three months ended June 30, 2009 included a decrease of $13 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $6 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $15 million primarily related to our life insurance business.

•

Our International segment increased $16 million related to an increase in our lifestyle protection insurance business. The three months ended June 30, 2009 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $3 million.

Benefit for income taxes. The effective tax rate decreased to 7.4% for the three months ended June 30, 2009 from 38.8% for the three months ended June 30, 2008. This decrease in the effective tax rate was primarily attributable to the timing of tax benefits related to lower taxed foreign income and tax favored investments recognized in the current quarter pursuant to Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, and an increase in the prior year effective tax rate from favorable examination developments. The three months ended June 30, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net loss. The decrease in the net loss in the three months ended June 30, 2009 was largely the result of lower investment impairments recorded during the current quarter that were partially offset by additional losses incurred in our U.S. Mortgage Insurance segment. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss was a decrease of $21 million, net of tax, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$3,004	$3,426	$(422)	(12)%
Net investment income	1,492	1,955	(463)	(24)%
Net investment gains (losses)	(823)	(744)	(79)	(11)%
Insurance and investment product fees and other	544	514	30	6%

Total revenues	4,217	5,151	(934)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,000	2,787	213	8%
Interest credited	538	665	(127)	(19)%
Acquisition and operating expenses, net of deferrals	897	1,079	(182)	(17)%
Amortization of deferred acquisition costs and intangibles	459	412	47	11%
Interest expense	210	222	(12)	(5)%

Total benefits and expenses	5,104	5,165	(61)	(1)%

Loss before income taxes	(887)	(14)	(873)	NM (1)
Benefit for income taxes	(368)	(21)	(347)	NM (1)

Net income (loss)	$(519)	$7	$(526)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment decreased $141 million primarily due to a $193 million decrease in our retirement income business and an $8 million decrease in our life insurance business, partially offset by a $60 million increase in our long-term care insurance business.

•

Our International segment decreased $233 million as a result of a $171 million decrease in our lifestyle protection insurance business and a $62 million decrease in our international mortgage insurance business. The six months ended June 30, 2009 included a decrease of $212 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $39 million.

Net investment income

•

Weighted-average investment yields decreased to 4.3% for the six months ended June 30, 2009 from 5.4% for the six months ended June 30, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments, losses on limited partnerships and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•	The six months ended June 30, 2009 included a decrease of $51 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We incurred $749 million of net other-than-temporary impairments during the six months ended June 30, 2009 compared to $739 million for the six months ended June 30, 2008. Of total impairments, $333 million and $642 million related to residential mortgage-backed and asset-backed securities for the six months ended June 30, 2009 and 2008, respectively. We also had $245 million of impairments related to financial hybrid securities primarily from banks in the U.K. and Ireland and $59 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment losses from derivatives decreased $19 million primarily related to gains in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year which were partially offset by losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $50 million largely driven by a $101 million increase in our institutional business and a $7 million increase in our life insurance business. These increases were partially offset by a decrease of $41 million in our wealth management business and a decrease of $22 million in our retirement income business.

•

Our International segment decreased $8 million as a result of a decrease in our lifestyle protection insurance business. The six months ended June 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $18 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment decreased $100 million primarily attributable to a $158 million decrease in our retirement income business. This decrease was partially offset by a $42 million increase in our long-term care insurance business and a $16 million increase in our life insurance business.

•

Our International segment increased $95 million as a result of an increase in our international mortgage insurance business of $59 million and an increase of $36 million in our lifestyle protection insurance business. The six months ended June 30, 2009 included a decrease of $91 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $220 million.

Interest credited. Interest credited related to our Retirement and Protection segment decreased $127 million primarily due to a $130 million decrease related to our institutional business and a $9 million decrease in our retirement income business, partially offset by an increase in our long-term care insurance business of $12 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment decreased $39 million primarily attributable to a $27 million decrease in our wealth management business, a decrease of $13 million from our retirement income business and a $7 million decrease in our life insurance business. These decreases were partially offset by an increase of $9 million in our long-term care insurance business.

•

Our International segment decreased $139 million related to a $103 million decrease in our lifestyle protection insurance business and a $36 million decrease in our international mortgage insurance business. The six months ended June 30, 2009 included a decrease of $66 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $8 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $115 million primarily due to an increase of $97 million from our retirement income business and a $27 million increase in our long-term care insurance business. These increases were partially offset by a decrease of $10 million in our life insurance business.

•

Our International segment decreased $60 million related to a decrease in our lifestyle protection insurance business. The six months ended June 30, 2009 included a decrease of $31 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $10 million.

Interest expense

•	Our Retirement and Protection segment decreased $36 million primarily related to our life insurance business.

•

Our International segment increased $17 million related to an increase in our lifestyle protection insurance business. The six months ended June 30, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $7 million.

Benefit for income taxes. The effective tax rate decreased to 41.5% for the six months ended June 30, 2009 from 150.0% for the six months ended June 30, 2008. This decrease in the effective tax rate was attributable to favorable examination developments recognized in the prior year, partially offset by the timing of tax benefits related to lower taxed foreign income and tax favored investments recognized in the current year pursuant to APB Opinion No. 28. The six months ended June 30, 2009 included a decrease of $19 million attributable to changes in foreign exchange rates.

Net income (loss). The net loss for the six months ended June 30, 2009 was largely the result of losses incurred in our U.S. Mortgage Insurance segment and declines in our International and Retirement and Protection segments. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss was a decrease of $49 million, net of tax, attributable to changes in foreign exchange rates.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2009 (1)	2008 (2)	2009 (1)	2008 (2)
Basic earnings (loss) per common share	$(0.11)	$(0.25)	$(1.20)	$0.02

Diluted earnings (loss) per common share	$(0.11)	$(0.25)	$(1.20)	$0.02

Weighted-average common shares outstanding:
Basic	433.2	432.9	433.2	433.3

Diluted	433.2	432.9	433.2	434.8

(1)

Under the Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share. Therefore, as a result of our net loss for the three and six months ended June 30, 2009, the inclusion of 1.2 million and 0.6 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three and six months ended June 30, 2009, dilutive potential common shares would have been 434.4 million and 433.8 million, respectively.

(2)

Under SFAS No. 128, we were required to use basic weighted-average common shares outstanding in the calculation of the 2008 diluted loss per share as a result of our net loss for the three months ended June 30, 2008. For the three and six months ended June 30, 2008, the inclusion of 2.9 million and 3.0 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended June 30, 2008, dilutive potential common shares would have been 435.8 million for the three months ended June 30, 2008 and 436.3 million for the six months ended June 30, 2008.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss).

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

Retirement and Protection segment

Segment results of operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$829	$885	$(56)	(6)%
Net investment income	622	755	(133)	(18)%
Net investment gains (losses)	(31)	(511)	480	94%
Insurance and investment product fees and other	243	234	9	4%

Total revenues	1,663	1,363	300	22%

Benefits and expenses:
Benefits and other changes in policy reserves	895	930	(35)	(4)%
Interest credited	263	320	(57)	(18)%
Acquisition and operating expenses, net of deferrals	212	229	(17)	(7)%
Amortization of deferred acquisition costs and intangibles	139	100	39	39%
Interest expense	24	39	(15)	(38)%

Total benefits and expenses	1,533	1,618	(85)	(5)%

Income (loss) before income taxes	130	(255)	385	151%
Provision (benefit) for income taxes	49	(88)	137	156%

Net income (loss)	81	(167)	248	149%
Adjustment to net income (loss):
Net investment (gains) losses, net of taxes and other adjustments	46	317	(271)	(85)%

Net operating income	$127	$150	$(23)	(15)%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
Life insurance	$58	$87	$(29)	(33)%
Long-term care insurance	43	34	9	26%
Wealth management	7	11	(4)	(36)%
Retirement income	13	13	—	—%
Institutional	6	5	1	20%

Total net operating income	$127	$150	$(23)	(15)%

Net operating income

•

Our life insurance business decreased $29 million mainly attributable to a prior year favorable tax examination development that did not recur in the current year and lower net investment income primarily from negative valuation marks on limited partnership investments.

•

Our long-term care insurance business increased $9 million due to growth of the in-force block, favorable in-force performance and cost saving initiatives taken in the current year, partially offset by an increase in Medicare supplement claims.

•	Our wealth management business decreased $4 million from lower assets under management due to market declines.

•

Our retirement income business remained flat. Our fee-based products increased $5 million mainly from a favorable adjustment of $8 million related to the cumulative impact for amortization of deferred acquisition costs related to loss recognition testing that was previously reported in net operating income. Our spread-based products decreased $5 million largely from the adverse impact of the current market conditions on sales and lower net investment income from lower yields and negative valuation markets on limited partnership investments.

•

Our institutional business remained relatively flat as lower interest credited primarily from a decrease in average outstanding liabilities and income from the early retirement of institutional contracts in the current year were offset by a decrease in net investment income from lower yields.

Revenues

Premiums

•

Our life insurance business decreased $9 million due to lower production and increased ceded reinsurance in the current year. These decreases were partially offset by in-force growth of our term life insurance products.

•	Our long-term care insurance business increased $26 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions.

•	Our retirement income business decreased $73 million primarily attributable to lower life contingent sales of our spread-based retail products in the current market environment.

Net investment income

•

Our life insurance business decreased $40 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves and holding higher cash balances. Net investment income in the current year also included $8 million of higher losses from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $31 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•

Our retirement income business decreased $33 million primarily as a result of lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year also included $11 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our institutional business decreased $90 million attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations.

Net investment gains (losses)

•	Our life insurance business increased $38 million primarily due to lower impairments recorded in the current year resulting in lower net investment losses.

•

Our retirement income business increased $177 million primarily due to lower impairments related to our spread-based retail products and higher gains related to embedded derivatives associated with our variable annuity products with GMWBs recorded in the current year.

•	Our institutional business increased $267 million primarily due to lower impairments recorded in the current year resulting in lower net investment losses.

Insurance and investment product fees and other

•

Our life insurance business increased $7 million primarily due to higher cost of insurance charges in the current year, partially offset by an adjustment in the current year to estimated gross profits.

•	Our wealth management business decreased $19 million primarily attributable to lower assets under management due to market declines.

•

Our retirement income business decreased $12 million mainly due to the unfavorable market impact on our fee-based products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008.

•	Our institutional business increased $30 million related to income from the early retirement of institutional contracts at a discount to contract values.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business remained relatively flat as favorable mortality related to our universal and whole life insurance products in the current year and an increase in ceded reinsurance were offset by an increase in reserves in the current year on our term life insurance products.

•

Our long-term care insurance business increased $28 million mainly as a result of the aging and growth of the in-force block, an increase in Medicare supplement claims and an increase in reserves in the current year, partially offset by higher terminations in the current year.

•

Our retirement income business decreased $62 million largely attributable to our life contingent spread-based products driven by a decline in sales in the current year. Our fee-based products also decreased related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by improved market performance.

Interest credited

•	Our long-term care insurance business increased $5 million as a result of growth in the account value of our corporate-owned life insurance product.

•	Our retirement income business decreased $5 million from lower account values on fixed annuities and lower crediting rates.

•

Our institutional business decreased $56 million mainly attributable to a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $3 million primarily from higher ceded commissions related to new reinsurance treaties and cost saving initiatives taken in the current year.

•	Our long-term care insurance business increased $6 million due to growth in our insurance in-force block of business, partially offset by cost saving initiatives taken in the current year.

•	Our wealth management business decreased $12 million from lower asset-based expenses as assets under management decreased from market declines.

•	Our retirement income business decreased $7 million driven by a decrease in costs associated with a decline in sales of our spread-based products.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $11 million primarily from an adjustment of $14 million in the current year to estimated gross profits, partially offset by increases in amortization driven by higher lapses on our term life insurance products.

•	Our long-term care insurance business increased $9 million due to growth of the in-force block of business and higher terminations in the current year.

•

Our retirement income business increased $41 million primarily as a result of an increase of $31 million in our fee-based products attributable to higher amortization of deferred acquisition costs from an increase in gains related to embedded derivatives associated with our variable annuity products with GMWBs in the current year. Our spread-based products increased $10 million mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year, partially offset by a decrease in amortization due to lower lapses and spreads on these products.

Interest expense. Interest expense decreased $15 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 37.7% for the three months ended June 30, 2009 from 34.5% for the three months ended June 30, 2008. This increase in the effective tax rate was primarily attributable to the timing of tax benefits related to tax favored investments recognized in the current quarter pursuant to APB Opinion No. 28. This was partially offset by an increase in the prior year effective tax rate from favorable examination developments.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,664	$1,805	$(141)	(8)%
Net investment income	1,197	1,562	(365)	(23)%
Net investment gains (losses)	(749)	(721)	(28)	(4)%
Insurance and investment product fees and other	523	473	50	11%

Total revenues	2,635	3,119	(484)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,809	1,909	(100)	(5)%
Interest credited	538	665	(127)	(19)%
Acquisition and operating expenses, net of deferrals	417	456	(39)	(9)%
Amortization of deferred acquisition costs and intangibles	304	189	115	61%
Interest expense	50	86	(36)	(42)%

Total benefits and expenses	3,118	3,305	(187)	(6)%

Loss before income taxes	(483)	(186)	(297)	(160)%
Benefit for income taxes	(179)	(63)	(116)	(184)%

Net loss	(304)	(123)	(181)	(147)%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	494	435	59	14%

Net operating income	$190	$312	$(122)	(39)%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
Life insurance	$96	$152	$(56)	(37)%
Long-term care insurance	83	72	11	15%
Wealth management	13	23	(10)	(43)%
Retirement income	(33)	49	(82)	(167)%
Institutional	31	16	15	94%

Total net operating income	$190	$312	$(122)	(39)%

Net operating income

•

Our life insurance business decreased $56 million primarily from lower net investment income from negative valuation marks on limited partnership investments and lower yields, a favorable tax examination development in the prior year and lower persistency on our term life insurance products.

•

Our long-term care insurance business increased $11 million mainly related to growth of the in-force block, favorable in-force performance and cost saving initiatives taken in the current year. These increases were partially offset by an increase in Medicare supplement claims, an update in factors associated with mortality notifications in the prior year and a decrease in net investment income from lower yields and negative valuation marks on limited partnership investments.

•	Our wealth management business decreased $10 million from lower assets under management due to market declines.

•

Our retirement income business decreased $82 million primarily as a result of lower net investment income from negative valuation markets on limited partnership investments and lower yields. Results of our fee-based products decreased $32 million attributable to impacts of the equity markets in the current year. Results of our spread-based products decreased $50 million primarily from the adverse impact of the current market conditions which decreased sales.

•

Our institutional business increased $15 million largely attributable to lower interest credited from a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities. In addition, there was higher income from the early retirement of institutional contracts at a discount to contract values in the current year. These increases were partially offset by a decrease in net investment income from lower yields and negative valuation marks on limited partnership investments.

Revenues

Premiums

•

Our life insurance business decreased $8 million due to lower production and an increase in ceded reinsurance in the current year. These decreases were partially offset by in-force growth of our term life insurance products.

•	Our long-term care insurance business increased $60 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions.

•	Our retirement income business decreased $193 million primarily attributable to lower life contingent sales of our spread-based retail products in the current market environment.

Net investment income

•

Our life insurance business decreased $90 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year also included a $26 million loss as compared to a $3 million gain in the prior year related to limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $40 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year also included $15 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our retirement income business decreased $99 million primarily as a result of limited partnership losses and lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year included $73 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our institutional business decreased $214 million attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. Additionally, we had negative valuation marks on limited partnerships accounted for under the equity method in the current year.

Net investment gains (losses)

•	Our life insurance business decreased $96 million primarily due to higher impairments recorded in the current year resulting in lower net investment losses.

•

Our long-term care insurance business decreased $187 million primarily related to higher impairments and losses related to our derivative strategy to mitigate the interest rate risk associated with our statutory capital position recorded in the current year.

•

Our retirement income business increased $73 million primarily attributable to gains related to embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year compared to losses in the prior year. This increase was partially offset by higher impairments recorded in the current year related to our spread-based retail products.

•	Our institutional business increased $182 million primarily due to lower impairments recorded in the current year resulting in lower net investment losses.

Insurance and investment product fees and other

•

Our life insurance business increased $7 million primarily due to higher cost of insurance charges in the current year, partially offset by an adjustment in the current year to estimated gross profits.

•	Our wealth management business decreased $41 million primarily attributable to lower assets under management due to market declines.

•

Our retirement income business decreased $22 million mainly due to the unfavorable market impact on our fee-based products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008.

•	Our institutional business increased $101 million related to income from the early retirement of institutional contracts at a discount to contract values.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $16 million principally attributable to in-force growth of our term and universal life insurance, partially offset by favorable mortality related to our universal and whole life insurance products in the current year and an increase in ceded reinsurance. In addition, the prior year included an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies.

•

Our long-term care insurance business increased $42 million mainly as a result of the aging and growth of the in-force block and an increase in Medicare supplement claims, partially offset by higher terminations in the current year. The prior year also included an $8 million update in factors associated with mortality notifications that did not recur.

•

Our retirement income business decreased $158 million largely attributable to our life contingent spread-based products driven by a decline in sales in the current year. This was partially offset by an increase in our fee-based products related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by declines in the equity markets.

Interest credited

•	Our long-term care insurance business increased $12 million as a result of growth in the account value of our corporate-owned life insurance product.

•	Our retirement income business decreased $9 million from lower account values on fixed annuities and lower crediting rates.

•

Our institutional business decreased $130 million mainly attributable to a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $7 million primarily from higher ceded commissions related to new reinsurance treaties and cost saving initiatives taken in the current year.

•	Our long-term care insurance business increased $9 million primarily due to growth in our insurance in-force block of business, partially offset by cost saving initiatives taken in the current year.

•	Our wealth management business decreased $27 million from lower asset-based expenses as assets under management decreased from market declines.

•	Our retirement income business decreased $13 million driven by a decrease in costs associated with a decline in sales of our spread-based products in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $10 million primarily from an adjustment of $14 million in the current year to estimated gross profits, partially offset by increases in amortization driven by higher lapses on our term life insurance products.

•	Our long-term care insurance business increased $27 million due to growth of the in-force block and higher terminations in the current year.

•

Our retirement income business increased $97 million primarily related to an increase of $103 million in our fee-based products attributable to higher amortization of deferred acquisition costs from an increase in gains related to embedded derivatives associated with our variable annuity products with GMWBs and included $54 million from loss recognition testing in the current year. These increases were partially offset by a decrease of $6 million in our spread-based products mainly from lower amortization of deferred acquisition costs attributable to lower spreads and lapses on these products and higher net investment losses in the current year.

Interest expense. Interest expense decreased $36 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Benefit for income taxes. The effective tax rate increased to 37.1% for the six months ended June 30, 2009 from 33.9% for the six months ended June 30, 2008. This increase in the effective tax rate was primarily attributable to the timing of tax benefits related to tax favored investments recognized in the current year pursuant to APB Opinion No. 28, partially offset by favorable examination developments in the prior year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Term life insurance
Net earned premiums	$238	$245	$(7)	(3)%	$475	$481	$(6)	(1)%
Annualized first-year premiums	18	25	(7)	(28)%	37	48	(11)	(23)%

Universal and whole life insurance
Net earned premiums and deposits	$116	$141	$(25)	(18)%	$240	$284	$(44)	(15)%
Universal life annualized first-year deposits	8	14	(6)	(43)%	17	27	(10)	(37)%
Universal life excess deposits	23	46	(23)	(50)%	51	89	(38)	(43)%

Total life insurance
Net earned premiums and deposits	$354	$386	$(32)	(8)%	$715	$765	$(50)	(7)%
Annualized first-year premiums	18	25	(7)	(28)%	37	48	(11)	(23)%
Annualized first-year deposits	8	14	(6)	(43)%	17	27	(10)	(37)%
Excess deposits	23	46	(23)	(50)%	51	89	(38)	(43)%

	As of June 30,		Percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Term life insurance
Life insurance in-force, net of reinsurance	$477,759	$481,430	(1)%
Life insurance in-force before reinsurance	623,139	621,221	—%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$43,800	$42,833	2%
Life insurance in-force before reinsurance	50,994	51,851	(2)%

Total life insurance
Life insurance in-force, net of reinsurance	$521,559	$524,263	(1)%
Life insurance in-force before reinsurance	674,133	673,072	—%

Term life insurance

Net earned premiums decreased due to lower production and an increase in ceded reinsurance in the current year, partially offset by growth in the insurance in-force. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on smaller face amounts.

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Net earned premiums:
Long-term care	$478	$459	$19	4%	$953	$902	$51	6%
Medicare supplement and other	72	65	7	11%	142	133	9	7%

Total	$550	$524	$26	5%	$1,095	$1,035	$60	6%

Annualized first-year premiums and deposits	$44	$66	$(22)	(33)%	$91	$128	$(37)	(29)%

Net earned premiums increased mainly from growth in the in-force block from new sales and renewal premiums and rate actions. The decrease in annualized first-year premiums and deposits was primarily attributable to a decrease in our individual long-term care insurance products as our sales in the current year have been adversely impacted primarily by the general economic conditions and lower sales through financial institutions. This decrease was partially offset by growth in our Medicare supplement insurance from new product offerings and distribution expansion.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Assets under management, beginning of period	$14,210	$20,461	$15,447	$21,584
Gross flows	1,113	1,405	1,909	2,685
Redemptions	(953)	(1,044)	(2,227)	(2,124)

Net flows	160	361	(318)	561
Market performance	1,539	(537)	780	(1,860)

Assets under management, end of period	$15,909	$20,285	$15,909	$20,285

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Advisors Corporation, Genworth Financial Trust Company and Quantuvis Consulting, Inc.

The decrease in these assets from the prior year was primarily due to unfavorable equity market performance particularly in the second half of 2008 and the first quarter of 2009. In the second quarter of 2009, net flows were positive as gross inflows exceeded redemptions and there was favorable equity market performance.

Retirement income

Fee-based retail products

The following table sets forth selected operating performance measures regarding our fee-based retail products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$5,093	$4,877	$5,234	$4,535
Deposits	133	596	258	1,191
Surrenders, benefits and product charges	(109)	(112)	(215)	(217)

Net flows	24	484	43	974
Interest credited and investment performance	169	(53)	9	(201)

Account value, net of reinsurance, end of period	$5,286	$5,308	$5,286	$5,308

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,642	$2,241	$1,756	$2,345
Deposits	16	105	35	213
Surrenders, benefits and product charges	(60)	(63)	(123)	(122)

Net flows	(44)	42	(88)	91
Interest credited and investment performance	198	(5)	128	(158)

Account value, net of reinsurance, end of period	$1,796	$2,278	$1,796	$2,278

Variable life insurance
Account value, beginning of period	$248	$371	$266	$403
Deposits	3	5	7	10
Surrenders, benefits and product charges	(9)	(10)	(20)	(20)

Net flows	(6)	(5)	(13)	(10)
Interest credited and investment performance	29	7	18	(20)

Account value, end of period	$271	$373	$271	$373

(1)

The Income Distribution Series products are comprised of our deferred and immediate variable annuity products with rider options that provide guaranteed income benefits including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced a decrease in assets under management from the prior year attributable to a decline in sales from the current market conditions.

Traditional variable annuities

In our traditional variable annuities, the decrease in assets under management from the prior year was principally the result of surrenders outpacing sales, partially offset by improved equity market performance.

Spread-based retail products

The following table sets forth selected operating performance measures regarding our spread-based retail products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,833	$12,141	$11,996	$12,073
Deposits	229	333	471	769
Surrenders, benefits and product charges	(394)	(449)	(902)	(923)

Net flows	(165)	(116)	(431)	(154)
Interest credited	102	105	205	211

Account value, net of reinsurance, end of period	$11,770	$12,130	$11,770	$12,130

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,925	$6,781	$6,957	$6,668
Premiums and deposits	101	188	212	479
Surrenders, benefits and product charges	(289)	(278)	(525)	(545)

Net flows	(188)	(90)	(313)	(66)
Interest credited	90	90	183	179

Account value, net of reinsurance, end of period	$6,827	$6,781	$6,827	$6,781

Structured settlements
Account value, net of reinsurance, beginning of period	$1,101	$1,105	$1,106	$1,103
Premiums and deposits	6	1	10	3
Surrenders, benefits and product charges	(5)	(13)	(28)	(27)

Net flows	1	(12)	(18)	(24)
Interest credited	15	14	29	28

Account value, net of reinsurance, end of period	$1,117	$1,107	$1,117	$1,107

Total premiums from spread-based retail products	$38	$111	$85	$278

Total deposits on spread-based retail products	$298	$411	$608	$973

Fixed annuities

Surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. Sales of this product have slowed significantly in the current market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Single premium immediate annuities

Surrenders exceeded deposits and premiums as sales of this product have slowed significantly in the current market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Account value, beginning of period	$6,677	$10,655	$8,104	$10,982
Deposits (1)	—	1,128	—	1,379
Surrenders and benefits (1)	(1,177)	(1,099)	(2,643)	(1,826)

Net flows	(1,177)	29	(2,643)	(447)
Interest credited	52	96	113	213
Foreign currency translation	3	(7)	(19)	25

Account value, end of period	$5,555	$10,773	$5,555	$10,773

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. There were no contracts that matured and were redeposited in 2009. In the three and six months ended June 30, 2008, contracts that matured but were redeposited and reflected under “Deposits” amounted to $195 million and $295 million, respectively.

The decrease in account values was primarily the result of scheduled maturities and the early retirement of institutional contracts. The current credit market conditions have made these products less attractive compared to alternative products offering higher yields or more liquidity. The decrease in interest credited was driven by a decrease in average outstanding liabilities and lower interest rates on our floating rate policyholder liabilities. We have also included in surrenders the early retirement of institutional contracts at a discount to contract value.

International segment

Segment results of operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$508	$628	$(120)	(19)%
Net investment income	122	148	(26)	(18)%
Net investment gains (losses)	4	25	(21)	(84)%
Insurance and investment product fees and other	5	7	(2)	(29)%

Total revenues	639	808	(169)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	226	160	66	41%
Acquisition and operating expenses, net of deferrals	197	273	(76)	(28)%
Amortization of deferred acquisition costs and intangibles	66	97	(31)	(32)%
Interest expense	24	8	16	200%

Total benefits and expenses	513	538	(25)	(5)%

Income before income taxes	126	270	(144)	(53)%
Provision for income taxes	36	71	(35)	(49)%

Net income	90	199	(109)	(55)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	(3)	(16)	13	81%

Net operating income	$87	$183	$(96)	(52)%

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
International mortgage insurance	$83	$134	$(51)	(38)%
Lifestyle protection insurance	4	49	(45)	(92)%

Total net operating income	$87	$183	$(96)	(52)%

Net operating income

•

The three months ended June 30, 2009 included decreases of $20 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven by an increase in losses as a result of higher delinquencies from large recent in-force blocks seasoning in a slowing global economic environment. The decrease was also attributable to a lower allocation of tax benefits in the current year related to an intra-segment loan.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of rising unemployment rates, as well as lower premiums from reduced levels of consumer lending and lower single premium sales in the U.K. related to new business regulations. These decreases were partially offset by a higher allocation of tax benefits in the current year related to an intra-segment loan.

Revenues

Premiums

•	Our international mortgage insurance business decreased $29 million and our lifestyle protection insurance business decreased $91 million.

•

The three months ended June 30, 2009 included decreases of $42 million and $50 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to seasoning of our in-force block of business in Canada and Australia. This increase was partially offset by rescissions related to loss mitigation activities in Europe.

•

The decrease in our lifestyle protection insurance business was primarily attributable to cancellations related to our structured runoff block of business, lower single premium sales related to new business regulations in the U.K. and a slowing economic environment, which impacted the level of consumer lending.

Net investment income

•	Our international mortgage insurance business decreased $22 million and our lifestyle protection insurance business decreased $4 million.

•

The three months ended June 30, 2009 included decreases of $15 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The decrease in our international mortgage insurance business was primarily attributable to lower yields primarily from holding higher cash balances.

•

Excluding the effects of foreign exchange, the increase in our lifestyle protection insurance business was primarily attributable to a reclassification adjustment to interest expense related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position, partially offset by lower yields as a result of holding higher cash balances.

Net investment gains (losses). Our international mortgage insurance business decreased $21 million as a result of gains on the sale of investment securities in the second quarter of 2008 that did not recur in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $41 million and our lifestyle protection insurance business increased $25 million.

•

The three months ended June 30, 2009 included decreases of $23 million and $19 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia. These businesses have large in-force books of business that are seasoning in periods of rising unemployment and slowing or declining levels of home prices giving rise to increased levels of losses. In Australia, we resolved a number of outstanding claim requests with a lender in the current year as part of our loss mitigation efforts resulting in a favorable reserve adjustment that was partially offset by an increase in claims paid. There were also increased losses in Europe, particularly in Ireland and Italy, from higher delinquencies, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency and an increase in claim reserves particularly in Spain, Ireland and the U.K. as a result of increasing unemployment rates. These increases were partially offset by a favorable reserve adjustment in the second quarter of 2009.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $20 million and our lifestyle protection insurance business decreased $56 million.

•

The three months ended June 30, 2009 included decreases of $5 million and $25 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily a result of the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business and certain cost savings initiatives in the current year.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims and lower operating expenses relating to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business was flat and our lifestyle protection insurance business decreased $31 million.

•

The three months ended June 30, 2009 included decreases of $4 million and $9 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage business increased as a result of an increase in amortization of deferred acquisition costs from the seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and cancellations related to our structured runoff block of business.

Interest expense. The increase was related to our lifestyle protection insurance business as a result of a reclassification adjustment from net investment income related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position and a decrease of $4 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 28.6% for the three months ended June 30, 2009 from 26.3% for the three months ended June 30, 2008. This increase in the effective tax rate was primarily attributable to a favorable examination development recognized in the prior year, partially offset by the increased proportion of lower taxed foreign income in the current year. The three months ended June 30, 2009 included decreases of $5 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,004	$1,237	$(233)	(19)%
Net investment income	226	286	(60)	(21)%
Net investment gains (losses)	(11)	18	(29)	(161)%
Insurance and investment product fees and other	10	18	(8)	(44)%

Total revenues	1,229	1,559	(330)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	418	323	95	29%
Acquisition and operating expenses, net of deferrals	392	531	(139)	(26)%
Amortization of deferred acquisition costs and intangibles	140	200	(60)	(30)%
Interest expense	32	15	17	113%

Total benefits and expenses	982	1,069	(87)	(8)%

Income before income taxes	247	490	(243)	(50)%
Provision for income taxes	66	135	(69)	(51)%

Net income	181	355	(174)	(49)%
Adjustment to net income:
Net investment (gains) losses, net of taxes and other adjustments	7	(12)	19	158%

Net operating income	$188	$343	$(155)	(45)%

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income:
International mortgage insurance	$173	$256	$(83)	(32)%
Lifestyle protection insurance	15	87	(72)	(83)%

Total net operating income	$188	$343	$(155)	(45)%

Net operating income

•

The six months ended June 30, 2009 included decreases of $48 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven by an increase in losses as a result of higher delinquencies from large recent in-force blocks seasoning in a slowing global economic environment, partially offset by an increase in premiums primarily driven by seasoning of our insurance in-force in Canada and Australia and loss mitigation activities in Europe.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of slowing economic conditions. In addition, premiums were lower from reduced levels of consumer lending, lower single premium sales in the U.K. related to new business regulations and the slowing economic environment.

Revenues

Premiums

•	Our international mortgage insurance business decreased $62 million and our lifestyle protection insurance business decreased $171 million.

•

The six months ended June 30, 2009 included decreases of $101 million and $111 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to Canada and Australia from seasoning of our in-force blocks of business and higher net premiums written in Australia. These increases were partially offset by rescissions related to loss mitigation activities in Europe, particularly in Spain.

•

The decrease in our lifestyle protection insurance business was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending, lower single premium sales related to new business regulations and a slowing economic environment, primarily in Spain, Italy and Portugal. We also experienced a decrease from our structured runoff block of business from cancellations.

Net investment income

•	Our international mortgage insurance business decreased $42 million and our lifestyle protection insurance business decreased $18 million.

•

The six months ended June 30, 2009 included decreases of $35 million and $16 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The decrease in our international mortgage insurance business was a result of lower yields primarily from holding higher cash balances.

•

The decrease in our lifestyle protection insurance business was principally attributable to lower yields as a result of holding higher cash balances, partially offset by a reclassification adjustment to interest expense related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position.

Net investment gains (losses)

•	Our international mortgage insurance business decreased $16 million and our lifestyle protection insurance business decreased $13 million.

•	The six months ended June 30, 2009 included an increase of $4 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•	Our international mortgage insurance business decreased as a result of higher gains on the sale of investment securities in the prior year.

•	Our lifestyle protection insurance business decreased largely as a result of higher losses on the sale of investment securities in the current year.

Insurance and investment product fees. The decrease was related to our lifestyle protection insurance business as a result of our runoff block of business, a client exit fee and a reinsurance agreement that was finalized in the first quarter of 2008. The six months ended June 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $59 million and our lifestyle protection insurance business increased $36 million.

•

The six months ended June 30, 2009 included decreases of $51 million and $40 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia. These businesses have large in-force books of business that are seasoning in periods of rising unemployment and slowing or declining levels of home prices giving rise to increased levels of losses. In Australia, we resolved a number of outstanding claim requests with a lender in the current year as part of our loss mitigation efforts resulting in a favorable reserve adjustment that was partially offset by an increase in claims paid. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies and seasoning of the books of business, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency and an increase in claim reserves particularly in Spain, Ireland and the U.K. as a result of increasing unemployment rates. These increases were partially offset by favorable reserve adjustments in 2009.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $36 million and our lifestyle protection insurance business decreased $103 million.

•

The six months ended June 30, 2009 included decreases of $11 million and $55 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily a result of the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business and certain cost saving initiatives in the current year.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims, particularly in the U.K., and lower operating expenses related to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business was flat and our lifestyle protection insurance business decreased $60 million.

•

The six months ended June 30, 2009 included decreases of $8 million and $23 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business increased as a result of an increase in amortization of deferred acquisition costs from the seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and cancellations related to our structured runoff block of business.

Interest expense. The increase was related to our lifestyle protection insurance business as a result of a reclassification adjustment from net investment income related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position and a decrease of $6 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 26.7% for the six months ended June 30, 2009 from 27.6% for the six months ended June 30, 2008. This decrease in the effective tax rate was primarily attributable to the increased proportion of lower taxed foreign income in the current year, partially offset by a favorable examination development in the prior year. The six months ended June 30, 2009 also included decreases of $18 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Primary insurance in-force	$452,800	$515,500	$(62,700)	(12)%
Risk in-force	148,000	164,100	(16,100)	(10)%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
New insurance written	$13,000	$21,500	$(8,500)	(40)%	$23,300	$42,300	$(19,000)	(45)%
Net premiums written	181	292	(111)	(38)%	319	537	(218)	(41)%
Net premiums earned	224	253	(29)	(11)%	438	500	(62)	(12)%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ended June 30, 2009 and 2008, this factor was 35%.

Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of new insurance written. Primary insurance in-force and risk in-force included decreases of $75.4 billion and $24.7 billion, respectively, attributable to changes in foreign exchange rates as of June 30, 2009.

New insurance written

For the three months ended June 30, 2009, new insurance written decreased primarily as a result of slowing originations and lower account penetration in Canada as a result of tightened underwriting guidelines. For the six months ended June 30, 2009, new insurance written decreased primarily as a result of slowing originations in Canada and Australia and lower account penetration in Canada as a result of tightened underwriting guidelines. In addition, new insurance written declined in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The three and six months ended June 30, 2009 included decreases of $2.7 billion and $6.0 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2009, our unearned premium reserves decreased to $2.9 billion, including a decrease of $452 million attributable to changes in foreign exchange rates, from $3.5 billion as of June 30, 2008.

For the three months ended June 30, 2009, net premiums written decreased primarily driven by a decline in new insurance written in Canada. The decrease was partially offset by an increase in average price and new insurance written in Australia. For the six months ended June 30, 2009, net premiums written decreased primarily driven by a decline in new insurance written in Canada and Australia. The decrease was partially offset by an increase in average price in Australia. The three and six months ended June 30, 2009 included decreases of $38 million and $81 million, respectively, attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, net premiums earned increased primarily related to Canada and Australia from seasoning of our in-force blocks of business and higher net premiums written in Australia. These increases were partially offset by rescissions related to loss mitigation activities in Europe, particularly in Spain. The three and six months ended June 30, 2009 included decreases of $42 million and $101 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Loss ratio	56%	33%	23%	53%	35%	18%
Expense ratio	30%	25%	5%	35%	28%	7%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three and six months ended June 30, 2009 was primarily attributable to higher incurred losses in Canada and Australia. These businesses have large in-force books of business that are seasoning in periods of rising unemployment and slowing or declining levels of home prices giving rise to increased levels of losses. In Australia, we resolved a number of outstanding claim requests with a lender in the current year as part of our loss mitigation efforts resulting in a favorable reserve adjustment that was partially offset by an increase in claims paid. There were also increased losses in Europe, particularly in Spain and Ireland, from higher delinquencies, partially offset by an increase in net premiums earned, principally in Australia and Canada, and a favorable reserve release related to ongoing loss mitigation activities in Spain.

The increase in the expense ratio for the three and six months ended June 30, 2009 was primarily attributable to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Primary insurance
Insured loans in-force	2,918,570	2,899,397	2,880,895
Delinquent loans	23,962	19,246	17,215
Percentage of delinquent loans (delinquency rate)	0.82%	0.66%	0.60%

Flow loans in-force	2,392,425	2,362,077	2,348,860
Flow delinquent loans	20,782	17,296	15,877
Percentage of flow delinquent loans (delinquency rate)	0.87%	0.73%	0.68%

Bulk loans in-force	526,145	537,320	532,035
Bulk delinquent loans (1)	3,180	1,950	1,338
Percentage of bulk delinquent loans (delinquency rate)	0.60%	0.36%	0.25%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,547 as of June 30, 2009, 1,431 as of December 31, 2008 and 934 as of June 30, 2008.

Primary flow and bulk loans in-force remained relatively flat. Delinquent loans increased primarily from higher delinquencies in Europe, Mexico and Canada as a result of seasoning of our insurance in-force in a slowing economic environment.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$456	$721	$(265)	(37)%	$863	$1,360	$(497)	(37)%
Mexico operations gross written premiums	16	20	(4)	(20)%	32	41	(9)	(22)%
Net earned premiums	284	375	(91)	(24)%	566	737	(171)	(23)%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K., Spain and Ireland markets as a result of slowing economic conditions and new business regulations resulting in lower single premium sales. The three and six months ended June 30, 2009 included decreases of $82 million and $177 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended June 30, 2009, the decrease was primarily attributable to cancellations related to our structured runoff block of business, lower single premium sales related to new business regulations in the U.K. and a slowing economic environment, which impacted the level of consumer lending. For the six months ended June 30, 2009, the decrease was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending, lower single premium sales related to new business regulations and a slowing economic environment, primarily in Spain, Italy and Portugal. We also experienced a decrease from our runoff block of business and reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$164	$190	$(26)	(14)%
Net investment income	35	36	(1)	(3)%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	(3)	11	(14)	(127)%

Total revenues	196	238	(42)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	371	295	76	26%
Acquisition and operating expenses, net of deferrals	33	36	(3)	(8)%
Amortization of deferred acquisition costs and intangibles	5	11	(6)	(55)%

Total benefits and expenses	409	342	67	20%

Loss before income taxes	(213)	(104)	(109)	(105)%
Benefit for income taxes	(79)	(45)	(34)	(76)%

Net loss	(134)	(59)	(75)	(127)%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating loss	$(134)	$(59)	$(75)	(127)%

Net operating loss

The increase in the net operating loss was a result of significant incurred losses driven by higher delinquencies during 2009 that were partially offset by reinsurance credit under our lender captive reinsurance arrangements and increasing loss mitigation activities.

Revenues

Premiums decreased primarily driven by lower net premiums written as a result of policy coverage rescission activity and lower market penetration. Our flow persistency was 81% for the three months ended June 30, 2009 compared to 85% in the prior year.

Insurance and investment product fees and other income decreased primarily from the cancellation of our capital maintenance agreement with our European international mortgage insurance business and lower contract underwriting fees as a result of lower originations resulting from tighter mortgage insurance guidelines and a weak housing market.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $98 million increase in net paid claims that was partially offset by a lower net change in reserves of $20 million. The increase in incurred losses continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts and policy coverage rescissions. The increase in the number of delinquencies that have progressed to foreclosure, particularly in Florida, California, Arizona and Nevada, resulted in a strengthening of reserves in the 2005, 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was also attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. Benefits and other changes in reserves included a reinsurance credit under our captive reinsurance arrangements of $76 million and $110 million for the three months ended June 30, 2009 and 2008, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written as a result of the current economic recession, as well as cost saving initiatives taken during the current year.

Amortization of deferred acquisition costs and intangibles decreased due to a lower average deferred acquisition cost balance in the current year and from a decrease in production as a result of the current economic recession.

Benefit for income taxes. The effective tax rate decreased to 37.1% for the three months ended June 30, 2009 from 43.3% for the three months ended June 30, 2008. This decrease in the effective tax rate was primarily attributable to the timing of tax benefits related to tax favored investments pursuant to APB Opinion No. 28.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$334	$373	$(39)	(10)%
Net investment income	68	73	(5)	(7)%
Net investment gains (losses)	(19)	2	(21)	NM (1)
Insurance and investment product fees and other	1	19	(18)	(95)%

Total revenues	384	467	(83)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	774	554	220	40%
Acquisition and operating expenses, net of deferrals	65	73	(8)	(11)%
Amortization of deferred acquisition costs and intangibles	10	20	(10)	(50)%

Total benefits and expenses	849	647	202	31%

Loss before income taxes	(465)	(180)	(285)	(158)%
Benefit for income taxes	(183)	(86)	(97)	(113)%

Net loss	(282)	(94)	(188)	(200)%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	13	(1)	14	NM (1)

Net operating loss	$(269)	$(95)	$(174)	(183)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The increase in the net operating loss was mainly attributable to significant incurred losses driven by higher delinquencies during 2009 that were partially offset by reinsurance credit under our lender captive reinsurance arrangements and increasing loss mitigation activities.

Revenues

Premiums decreased primarily driven by lower net premiums written as a result of lower market penetration and policy coverage rescission activity. Our flow persistency was 82% for the six months ended June 30, 2009 compared to 83% in the prior year.

Net investment income decreased as a result of a loss related to limited partnerships accounted for under the equity method and lower investment yields as a result of holding higher cash balances. Partially offsetting these decreases were higher average invested assets.

Net investment gains (losses) were attributable to impairments recorded during the first quarter of 2009.

Insurance and investment product fees and other income decreased primarily from the cancellation of our capital maintenance agreement with our European international mortgage insurance business and lower contract underwriting fees as a result of lower originations from tighter mortgage insurance guidelines and a weak housing market.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $212 million increase in net paid claims and an $8 million increase in net change in reserves. The increase in incurred losses continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts and policy coverage rescissions. The increase in the number of delinquencies that have progressed to foreclosure, particularly in Florida, California, Arizona and Nevada, resulted in a strengthening of reserves in the 2005, 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was also attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. Benefits and other changes in reserves included a reinsurance credit under our captive reinsurance arrangements of $195 million and $129 million for the six months ended June 30, 2009 and 2008, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written as a result of the current economic recession, as well as cost saving initiatives taken during the current year.

Amortization of deferred acquisition costs and intangibles decreased due to a lower average deferred acquisition cost balance in the current year and from a decrease in production as a result of the current economic recession.

Benefit for income taxes. The effective tax rate decreased to 39.4% for the six months ended June 30, 2009 from 47.8% for the six months ended June 30, 2008. This decrease in the effective tax rate was primarily attributable to timing of tax benefits related to tax favored investments pursuant to APB Opinion No. 28.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Primary insurance in-force	$155,200	$174,900	$(19,700)	(11)%
Risk in-force	33,900	36,400	(2,500)	(7)%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
New insurance written	$3,400	$14,600	$(11,200)	(77)%	$7,100	$29,800	$(22,700)	(76)%
Net premiums written	160	214	(54)	(25)%	331	416	(85)	(20)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a decrease in flow new insurance written due to a tightening of domestic credit markets and lending guidelines negatively impacting mortgage originations. Risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 82% and 83% for the six months ended June 30, 2009 and 2008, respectively.

New insurance written

New insurance written decreased during the three and six months ended June 30, 2009 primarily driven by tighter mortgage insurance guidelines and mortgage lender underwriting standards which have contributed to a decline in our mortgage insurance market share and penetration as a result of a weak housing market and limited mortgage credit liquidity. Partially offsetting the decrease was an increase in mortgage originations attributable to an increase in refinance originations.

Net premiums written

Net premiums written decreased principally from lower new insurance written during the three and six months ended June 30, 2009 as a result of the current economic recession.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Loss ratio	225%	155%	70%	231%	149%	82%
Expense ratio	24%	22%	2%	23%	22%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three and six months ended June 30, 2009 was primarily attributable to an increase in the number of delinquencies, including the aging of those delinquencies as they progress through a slowing foreclosure process, higher reserves per delinquency associated with higher loan balances and an increase in paid claims. This was a result of further weakening in home prices, combined with an increase in unemployment and loss development in certain states with high median-priced homes that we insure, primarily in the Southeast, South Central and Pacific regions.

The increase in the expense ratio for the three and six months ended June 30, 2009 was primarily related to the decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Primary insurance:
Insured loans in-force	947,777	990,357	1,034,697
Delinquent loans	102,800	83,377	57,805
Percentage of delinquent loans (delinquency rate)	10.85%	8.42%	5.59%

Flow loans in-force	796,633	846,645	849,292
Flow delinquent loans	87,590	72,166	46,700
Percentage of flow delinquent loans (delinquency rate)	11.00%	8.52%	5.50%

Bulk loans in-force	151,144	143,712	185,405
Bulk delinquent loans (1)	15,210	11,211	11,105
Percentage of bulk delinquent loans (delinquency rate)	10.06%	7.80%	5.99%

A minus and sub-prime loans in-force	97,271	104,845	110,979
A minus and sub-prime delinquent loans	25,271	23,047	16,171
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	25.98%	21.98%	14.57%

Pool insurance:
Insured loans in-force	21,166	21,940	20,266
Delinquent loans	632	568	464
Percentage of delinquent loans (delinquency rate)	2.99%	2.59%	2.29%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 10,294 as of June 30, 2009, 4,450 as of December 31, 2008 and 4,475 as of June 30, 2008.

While the rate of increase in delinquencies and foreclosures has slowed in the first half of 2009, delinquency and foreclosure levels remain high, particularly in our 2005, 2006 and 2007 books of business, as the U.S. continues to experience an economic recession and weakness in its housing markets. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products and we are beginning to see such trends in our other products.

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

	Percent of primary risk in-force as of June 30, 2009	Delinquency rate
		June 30, 2009	December 31, 2008	June 30, 2008
By Region:
Southeast (1)	24%	14.98%	11.73%	7.54%
South Central (2)	17	9.27%	7.27%	4.52%
Northeast (3)	13	8.78%	6.72%	4.52%
North Central (4)	11	9.08%	6.90%	4.55%
Pacific (5)	11	16.14%	10.77%	7.11%
Great Lakes (6)	8	8.58%	8.16%	6.12%
Plains (7)	6	6.16%	4.72%	3.13%
Mid-Atlantic (8)	5	9.63%	7.03%	4.60%
New England (9)	5	9.38%	7.03%	4.83%

Total	100%	10.85%	8.42%	5.59%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of June 30, 2009	Delinquency rate
		June 30, 2009	December 31, 2008	June 30, 2008
By State:
Florida	8%	26.81%	20.94%	12.57%
Texas	7%	6.76%	6.25%	4.02%
New York	6%	7.03%	5.26%	3.42%
California	5%	19.08%	13.36%	9.28%
Illinois	5%	12.11%	8.92%	5.30%
North Carolina	4%	8.44%	6.74%	4.31%
Georgia	4%	13.06%	10.21%	6.72%
Pennsylvania	4%	8.41%	6.97%	5.05%
New Jersey	4%	13.31%	9.52%	5.95%
Ohio	3%	6.94%	7.37%	5.49%

Corporate and Other

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1	$6	$(5)	(83)%
Net investment income	2	14	(12)	(86)%
Net investment gains (losses)	(26)	(33)	7	21%
Insurance and investment product fees and other	8	2	6	NM (1)

Total revenues	(15)	(11)	(4)	(36)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	14	13	1	8%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%
Interest expense	66	63	3	5%

Total benefits and expenses	82	78	4	5%

Loss before income taxes	(97)	(89)	(8)	(9)%
Benefit for income taxes	(10)	(7)	(3)	(43)%

Net loss	(87)	(82)	(5)	(6)%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	16	20	(4)	(20)%

Net operating loss	$(71)	$(62)	$(9)	(15)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss increased principally attributable to lower net investment income and an increase in interest expense, partially offset by an increase in the income tax benefit.

Lower net investment income was primarily driven by lower average invested assets. An increase in interest expense resulted from the borrowings on our credit facilities that occurred in the fourth quarter of 2008.

The increase in the income tax benefit was related to an increase in the pre-tax loss, partially offset by tax expense allocated to Corporate and Other activities which offset tax benefits reported by the operating business segments.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$2	$11	$(9)	(82)%
Net investment income	1	34	(33)	(97)%
Net investment gains (losses)	(44)	(43)	(1)	(2)%
Insurance and investment product fees and other	10	4	6	150%

Total revenues	(31)	6	(37)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	1	(2)	(200)%
Acquisition and operating expenses, net of deferrals	23	19	4	21%
Amortization of deferred acquisition costs and intangibles	5	3	2	67%
Interest expense	128	121	7	6%

Total benefits and expenses	155	144	11	8%

Loss before income taxes	(186)	(138)	(48)	(35)%
Benefit for income taxes	(72)	(7)	(65)	NM (1)

Net loss	(114)	(131)	17	13%
Adjustment to net loss:
Net investment (gains) losses, net of taxes and other adjustments	28	27	1	4%

Net operating loss	$(86)	$(104)	$18	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased principally attributable to an increase in the income tax benefit, partially offset by lower net investment income and an increase in interest expense.

Lower net investment income was primarily driven by lower average invested assets, decrease in yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities and a $7 million increase in losses related to limited partnership investments. The increase in interest expense related to the borrowings on our credit facilities that occurred in the fourth quarter of 2008.

The increase in the income tax benefit was primarily driven by tax benefits allocated to Corporate and Other activities which offset tax expense reported by the operating business segments, partially offset by a prior year state income tax adjustment in the current year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2009		2008		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.2%	$604	5.4%	$715	(0.2)%	$(111)
Fixed maturity securities—non-taxable	4.6%	28	4.5%	26	0.1%	2
Commercial mortgage loans	5.5%	109	6.2%	136	(0.7)%	(27)
Equity securities	3.6%	3	10.3%	10	(6.7)%	(7)
Other invested assets	(1.3)%	(7)	3.3%	12	(4.6)%	(19)
Policy loans	10.5%	52	9.2%	40	1.3%	12
Cash, cash equivalents and short-term investments	0.7%	14	3.3%	41	(2.6)%	(27)

Gross investment income before expenses and fees	4.7%	803	5.4%	980	(0.7)%	(177)
Expenses and fees	(0.1)%	(22)	(0.1)%	(27)	—%	5

Net investment income	4.6%	$781	5.3%	$953	(0.7)%	$(172)

	Six months ended June 30,				Increase (decrease)
	2009		2008		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.3%	$1,227	5.5%	$1,479	(0.2)%	$(252)
Fixed maturity securities—non-taxable	4.6%	58	4.5%	51	0.1%	7
Commercial mortgage loans	5.5%	223	6.3%	279	(0.8)%	(56)
Equity securities	4.1%	6	10.8%	20	(6.7)%	(14)
Other invested assets	(9.3)%	(106)	5.3%	36	(14.6)%	(142)
Policy loans	10.0%	96	9.2%	79	0.8%	17
Cash, cash equivalents and short-term investments	0.8%	31	3.1%	66	(2.3)%	(35)

Gross investment income before expenses and fees	4.4%	1,535	5.6%	2,010	(1.2)%	(475)
Expenses and fees	(0.1)%	(43)	(0.2)%	(55)	0.1%	12

Net investment income	4.3%	$1,492	5.4%	$1,955	(1.1)%	$(463)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and six months ended June 30, 2009, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations and from holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio. Net investment income for the three months ended June 30, 2009 and 2008 included $33 million and $10 million, respectively, of losses related to limited partnerships accounted for under the equity method. Net investment income for the six months ended June 30, 2009 and 2008 included $140 million and $4 million, respectively, of losses related to limited partnerships accounted for under the equity method.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2009	2008	2009	2008
Available-for-sale securities:
Realized gains on sale	$21	$49	$50	$63
Realized losses on sale	(48)	(25)	(111)	(35)
Impairments:
Total other-than-temporary impairments	(476)	(552)	(1,073)	(739)
Portion of other-than-temporary impairments included in OCI	324	—	324	—

Net other-than-temporary impairments	(152)	(552)	(749)	(739)

Trading securities	11	2	(1)	(5)
Commercial mortgage loans	(5)	(2)	(11)	—
Derivative instruments	114	8	(7)	(26)
Other	6	2	6	(2)

Net investment gains (losses)	$(53)	$(518)	$(823)	$(744)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

•

We incurred $152 million of net other-than-temporary impairments during the three months ended June 30, 2009 compared to $552 million for the three months ended June 30, 2008. Of total impairments, $96 million and $516 million related to residential mortgage-backed and asset-backed securities for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, we also had $5 million of impairments related to financial hybrid securities that were a result of concerns about the issuer’s ability to continue to make contractual payments. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains from derivatives increased $106 million primarily related to gains on our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2009 and 2008 was $367 million from the sale of 106 securities and $680 million from the sale of 130 securities, respectively, which was approximately 89% and 96%, respectively, of book value. The loss on sales of securities in the three months ended June 30, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended June 30, 2009, the average period of time those securities had been continuously in an unrealized position was approximately nine months. Of the securities that were sold at a loss, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

•	We incurred $749 million of net other-than-temporary impairments during the six months ended June 30, 2009 compared to $739 million for the six months ended June 30, 2008. Of total impairments,

$333 million and $642 million related to residential mortgage-backed and asset-backed securities for the six months ended June 30, 2009 and 2008, respectively. We also had $245 million of impairments related to financial hybrid securities primarily from banks in the U.K. and Ireland and $59 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment losses from derivatives decreased $19 million primarily related to gains in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year which were partially offset by losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2009 and 2008 was $737 million from the sale of 199 securities and $1,071 million from the sale of 205 securities, respectively, which was approximately 87% and 97%, respectively, of book value. The loss on sales of securities in the six months ended June 30, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the six months ended June 30, 2009, the average period of time those securities had been continuously in an unrealized position was approximately nine months. The securities sold at a loss during the six months ended June 30, 2009 included one in the financial services sector that was sold for a total loss of $10 million due to portfolio repositioning. Of the securities that were sold at a loss in the six months ended June 30, 2008, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$33,284	51%	$32,297	47%
Private	11,038	17	10,574	16
Commercial mortgage loans	7,872	12	8,262	12
Other invested assets	5,305	8	7,411	11
Policy loans	2,087	3	1,834	3
Equity securities, available-for-sale	252	1	234	—
Cash and cash equivalents	5,374	8	7,328	11

Total cash, cash equivalents and invested assets	$65,212	100%	$67,940	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2009, approximately 19% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and was classified as Level 3 measurements.

The following tables set forth our investments that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$1,249	$—	$892	$357
Tax exempt	2,406	—	2,404	2
Government—non-U.S.	1,854	—	1,832	22
U.S. corporate	19,691	—	18,283	1,408
Corporate—non-U.S.	10,874	—	10,107	767
Residential mortgage-backed	2,644	—	1,021	1,623
Commercial mortgage-backed	3,632	—	504	3,128
Other asset-backed	1,972	—	909	1,063

Total fixed maturity securities	44,322	—	35,952	8,370

Equity securities	252	46	145	61

Other invested assets:
Trading securities	163	—	30	133
Derivative assets	1,190	—	904	286
Securities lending collateral	958	—	958	—
Derivatives counterparty collateral	54	—	54	—

Total other invested assets	2,365	—	1,946	419

Total investments	$46,939	$46	$38,043	$8,850

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$905	$—	$880	$25
Tax exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Total investments	$47,744	$37	$36,029	$11,678

Securities lending and derivatives counterparty collateral presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables set forth the fair value of our fixed maturity securities portfolio by pricing source as of the dates indicated:

	June 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry-standard pricing methodologies	$36,655	$—	$31,958	$4,697
Priced via indicative market prices	1,078	—	—	1,078
Priced via internally developed models	6,589	—	3,994	2,595

Total fixed maturity securities	$44,322	$—	$35,952	$8,370

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry-standard pricing methodologies	$35,878	$—	$30,647	$5,231
Priced via indicative market prices	846	—	—	846
Priced via internally developed models	6,147	—	1,664	4,483

Total fixed maturity securities	$42,871	$—	$32,311	$10,560

The following tables present additional information about investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and unrealized gains (losses)
	Beginning balance as of April 1, 2009	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$19	$—	$(37)	$4	$389	$(18)	$357	$—
Tax exempt	5	—	—	—	2	(5)	2	—
Government—non-U.S.	35	—	2	3	—	(18)	22	—
U.S. corporate	1,658	(14)	140	(70)	240	(546)	1,408	6
Corporate—non-U.S.	1,136	(10)	25	(23)	204	(565)	767	1
Residential mortgage-backed	2,602	(106)	66	(44)	4	(899)	1,623	(88)
Commercial mortgage-backed	3,647	(10)	7	(27)	27	(516)	3,128	(11)
Other asset-backed	1,901	(8)	137	(98)	8	(877)	1,063	(4)

Total fixed maturity securities	11,003	(148)	340	(255)	874	(3,444)	8,370	(96)

Equity securities	61	—	—	—	—	—	61	—

Other invested assets:
Trading securities	156	15	—	(5)	—	(33)	133	13
Derivative assets	706	(256)	—	(164)	—	—	286	(237)

Total other invested assets	862	(241)	—	(169)	—	(33)	419	(224)

Total Level 3 assets	$11,926	$(389)	$340	$(424)	$874	$(3,477)	$8,850	$(320)

		Total realized and unrealized gains (losses)
	Beginning balance as of April 1, 2008	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities	$4,770	$(403)	$214	$(233)	$1,613	$(1,280)	$4,681	$(404)
Equity securities	28	—	2	(21)	—	—	9	—
Other invested assets (1)	401	(19)	—	27	—	—	409	(20)

Total Level 3 assets	$5,199	$(422)	$216	$(227)	$1,613	$(1,280)	$5,099	$(424)

(1)	Includes certain trading securities and derivatives.

		Total realized and unrealized gains (losses)
	Beginning balance as of January 1, 2009	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$25	$—	$(38)	$13	$389	$(32)	$357	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	—	9	—	(18)	22	—
U.S. corporate	2,734	(16)	111	(111)	377	(1,687)	1,408	5
Corporate—non-U.S.	1,560	(33)	142	11	404	(1,317)	767	(27)
Residential mortgage-backed	1,957	(331)	164	(154)	885	(898)	1,623	(313)
Commercial mortgage-backed	3,219	(39)	43	(106)	532	(521)	3,128	(39)
Other asset-backed	1,034	(22)	180	(232)	981	(878)	1,063	(18)

Total fixed maturity securities	10,560	(441)	602	(565)	3,570	(5,356)	8,370	(392)

Equity securities	60	—	—	1	—	—	61	—

Other invested assets:
Trading securities	125	1	—	(15)	54	(32)	133	—
Derivative assets	933	(494)	—	(175)	22	—	286	(474)

Total other invested assets	1,058	(493)	—	(190)	76	(32)	419	(474)

Total Level 3 assets	$11,678	$(934)	$602	$(754)	$3,646	$(5,388)	$8,850	$(866)

		Total realized and unrealized gains (losses)
	Beginning balance as of January 1, 2008	Included in net income (loss)	Included in OCI	Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
Fixed maturity securities	$4,794	$(498)	$(190)	$(258)	$2,824	$(1,991)	$4,681	$(499)
Equity securities	30	1	—	(23)	4	(3)	9	—
Other invested assets (1)	319	16	—	62	12	—	409	16

Total Level 3 assets	$5,143	$(481)	$(190)	$(219)	$2,840	$(1,994)	$5,099	$(483)

(1)	Includes certain trading securities and derivatives.

As included in the Level 3 tables above, the total fixed maturity securities classified as Level 3 measurements decreased by $2,633 million and $2,190 million for the three and six months ended June 30, 2009, respectively. The decrease in fixed maturity securities classified as Level 3 was primarily due to an increase in the activity for certain securities causing these securities to no longer require Level 3 classification as a result of being illiquid. Also contributing to the decrease was sales of securities classified as Level 3.

For the securities classified as Level 3 at the end of the period, the current market conditions for these securities have resulted in little or no trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

As of June 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains on securities		Gross unrealized losses on securities
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$1,239	$33	$—	$(23)	$—	$1,249
Tax exempt	2,479	80	—	(153)	—	2,406
Government—non-U.S.	1,809	81	—	(36)	—	1,854
U.S. corporate	21,341	292	6	(1,936)	(12)	19,691
Corporate—non-U.S.	11,465	189	7	(784)	(3)	10,874
Residential mortgage-backed	3,753	50	9	(777)	(391)	2,644
Commercial mortgage-backed	5,111	34	2	(1,443)	(72)	3,632
Other asset-backed	2,361	8	—	(391)	(6)	1,972

Total fixed maturity securities	49,558	767	24	(5,543)	(484)	44,322
Equity securities	270	15	—	(33)	—	252

Total available-for-sale securities	$49,828	$782	$24	$(5,576)	$(484)	$44,574

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

Fixed maturity securities increased $1.5 billion primarily as a result of lower unrealized losses. Gross unrealized losses in our fixed maturity securities portfolio from December 31, 2008 through June 30, 2009 decreased primarily from an improvement in market performance.

We allocate net unrealized investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net unrealized investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments, because they have their own separate investment portfolios, and net unrealized investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment balance sheets, respectively. The majority of our unrealized losses relate to securities held within our Retirement and Protection segment. Unrealized losses on the investments held within our U.S. Mortgage Insurance segment were $97 million and $237 million as of June 30, 2009 and December 31, 2008, respectively.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	June 30, 2009		December 31, 2008
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$1,249	3	$905	2%
Tax exempt	2,406	5	2,371	6
Government—non-U.S.	1,854	4	1,760	4
U.S. corporate	19,691	44	19,074	45
Corporate—non-U.S.	10,874	25	9,976	23
Residential mortgage-backed (1)	2,644	6	2,937	7
Commercial mortgage-backed	3,632	8	3,758	9
Other asset-backed	1,972	5	2,090	4

Total fixed maturity securities	$44,322	100%	$42,871	100%

(1)

As of June 30, 2009 and December 31, 2008, our residential mortgage-backed securities were $403 million and $587 million, respectively, collateralized by sub-prime residential mortgage loans and $376 million and $491 million, respectively, were collateralized by Alt-A residential mortgage loans.

As of June 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$68	$—	$(22)	$46
AA	128	—	(65)	63

Subtotal	196	—	(87)	109
A	194	—	(104)	90
BBB	82	—	(48)	34
BB	131	1	(73)	59
B	107	—	(68)	39
CCC and lower	233	1	(162)	72

Total sub-prime securities	$943	$2	$(542)	$403

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

As of June 30, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value levels were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$129	$—	$—	$129
2005	131	—	—	131
2006	111	—	—	111
2007	32	—	—	32

Total sub-prime securities	$403	$—	$—	$403

As of June 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$74	$—	$(15)	$59
AA	87	—	(36)	51

Subtotal	161	—	(51)	110
A	73	—	(25)	48
BBB	81	—	(48)	33
BB	124	—	(77)	47
B	147	—	(77)	70
CCC and lower	171	5	(108)	68

Total Alt-A securities	$757	$5	$(386)	$376

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

As of June 30, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$110	$—	$—	$110
2005	151	—	—	151
2006	78	—	—	78
2007	37	—	—	37

Total Alt-A securities	$376	$—	$—	$376

Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased as a result of impairments of $39 million and $27 million, respectively, recorded during the three months ended June 30, 2009. Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased as a result of impairments of $114 million and $154 million, respectively, recorded during the six months ended June 30, 2009. Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of June 30, 2009 were primarily a result of widening spreads as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. As of June 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it was not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. Accordingly, we determined that the unrealized losses on these securities represented temporary impairments as of June 30, 2009.

As of June 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,313	$27	$(490)	$2,850
AA	649	—	(348)	301

Subtotal	3,962	27	(838)	3,151
A	482	—	(278)	204
BBB	427	6	(250)	183
BB	187	—	(116)	71
B	47	1	(31)	17
CCC and lower	6	2	(2)	6

Total commercial mortgage-backed securities	$5,111	$36	$(1,515)	$3,632

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,589	$44	$(668)	$2,965
AA	690	—	(350)	340

Subtotal	4,279	44	(1,018)	3,305
A	544	1	(285)	260
BBB	293	11	(156)	148
BB	63	—	(28)	35
B	14	—	(6)	8
CCC and lower	4	—	(2)	2
In or near default	1	—	(1)	—

Total commercial mortgage-backed securities	$5,198	$56	$(1,496)	$3,758

As of June 30, 2009, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,097	$—	$431	$1,666
2005	459	—	36	423
2006	616	—	38	578
2007	460	—	—	460

Total commercial mortgage-backed securities	$3,632	$—	$505	$3,127

As of June 30, 2009, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$711	$—	$419	$292
2005	422	—	184	238
2006	979	—	513	466
2007	1,208	—	519	689
2008	345	—	255	90
2009	172	—	40	132

Total other mortgage-backed and asset-backed securities	$3,837	$—	$1,930	$1,907

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$594	$(23)	34	$—	$—	—
Tax exempt	363	(17)	101	444	(136)	150
Government—non-U.S.	219	(14)	63	128	(22)	55
U.S. corporate	2,787	(204)	337	9,421	(1,744)	876
Corporate—non-U.S.	1,297	(79)	214	4,307	(708)	483
Residential mortgage-backed	677	(455)	296	1,019	(713)	326
Commercial mortgage-backed	400	(96)	115	2,862	(1,419)	462
Other asset-backed	105	(20)	22	1,707	(377)	120

Subtotal, fixed maturity securities	6,442	(908)	1,182	19,888	(5,119)	2,472
Equity securities	38	(17)	7	54	(16)	11

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

% Below cost—fixed maturity securities:
<20% Below cost	$5,757	$(245)	842	$14,263	$(1,174)	1,487
20-50% Below cost	517	(244)	162	4,797	(2,316)	613
>50% Below cost	168	(419)	178	828	(1,629)	372

Total fixed maturity securities	6,442	(908)	1,182	19,888	(5,119)	2,472

% Below cost—equity securities:
<20% Below cost	—	—	—	18	(2)	1
20-50% Below cost	38	(15)	6	36	(14)	10
>50% Below cost	—	(2)	1	—	—	—

Total equity securities	38	(17)	7	54	(16)	11

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

Investment grade	$5,742	$(448)	830	$18,118	$(4,244)	2,088
Below investment grade	738	(477)	359	1,824	(891)	395

Total for securities in an unrealized loss position	$6,480	$(925)	1,189	$19,942	$(5,135)	2,483

The investment securities in an unrealized loss position as of June 30, 2009 consisted of 3,672 securities and accounted for unrealized losses of $6,060 million. Of these unrealized losses of $6,060 million, 77% were investment grade (rated AAA through BBB-) and 23% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of June 30, 2009 was $484 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $66 million have been in an unrealized loss position for more than 12 months.

Securities that were greater than 20% below cost represented 77% of unrealized losses, of which approximately 37% were U.S. and non-U.S. corporate securities and approximately 59% were mortgage-backed and asset-backed securities. The following provides additional information regarding these securities that were more than 20% below cost.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for 12 months or more. Virtually all of these securities retain a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of June 30, 2009.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on the evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of June 30, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of June 30, 2009, 995 securities were 20% or more below cost, of which 227 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $785 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $18 million was recorded in OCI.

While certain securities included in the chart above were considered other-than-temporarily impaired, we expected to recover the new amortized cost based on our estimate of cash flows expected to be collected. As of June 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. We expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated of cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

The preceding table includes unrealized losses of approximately $60 million on securities related to a financial services company for which market activity indicated that such securities may have become other-than-temporarily impaired subsequent to June 30, 2009. Due to these activities, in July 2009, we subsequently changed our intent and began reducing our exposure to these securities for which we will recognize losses in the third quarter of 2009.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$1,471	28%	$1,119	15%
Derivatives	1,190	22	2,215	30
Securities lending collateral	958	18	1,469	20
Derivatives counterparty collateral	833	16	1,605	22
Limited partnerships	610	11	715	10
Trading securities	163	3	169	2
Other investments	80	2	119	1

Total other invested assets	$5,305	100%	$7,411	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Securities lending collateral decreased primarily from a decline in demand for the securities lending program. Limited partnership investments decreased primarily from unrealized depreciation and returned capital, partially offset by calls on outstanding commitments. Partially offsetting these decreases was an increase in purchases of short-term investments.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$188	$501	Other liabilities	$11	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	2	—
Foreign currency swaps	Other invested assets	76	120	Other liabilities	—	1

Total cash flow hedges		264	621		13	55

Fair value hedges:
Interest rate swaps	Other invested assets	150	231	Other liabilities	19	36
Foreign currency swaps	Other invested assets	20	46	Other liabilities	—	—

Total fair value hedges		170	277		19	36

Total derivatives designated as hedges		434	898		32	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	475	384	Other liabilities	34	95
Interest rate swaptions	Other invested assets	161	780	Other liabilities	156	60
Credit default swaps	Other invested assets	2	1	Other liabilities	9	27
Equity index options	Other invested assets	110	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	4	—
Other foreign currency contracts	Other invested assets	8	—	Other liabilities	2	—
GMWB embedded derivatives	Reinsurance recoverable (1)	2	18	Policyholder account balances (2)	435	878

Total derivatives not designated as hedges		758	1,335		640	1,060

Total derivatives		$1,192	$2,233		$672	$1,151

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	June 30, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$1,726	$505	$5,222
Inflation indexed swaps	Notional	—	128	—	128
Foreign currency swaps	Notional	559	491	559	491

Total cash flow hedges		4,560	2,345	1,064	5,841

Fair value hedges:
Interest rate swaps	Notional	3,098	—	321	2,777
Foreign currency swaps	Notional	187	—	96	91

Total fair value hedges		3,285	—	417	2,868

Total derivatives designated as hedges		7,845	2,345	1,481	8,709

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	745	1,872	5,333
Interest rate swaptions	Notional	12,000	—	4,500	7,500
Credit default swaps	Notional	610	—	20	590
Financial futures	Notional	2,194	1,846	2,194	1,846
Inflation indexed swaps	Notional	—	128	—	128
Other foreign currency contracts	Notional	—	534	—	534

Total derivatives not designated as hedges		21,264	3,253	8,586	15,931

Total derivatives		$29,109	$5,598	$10,067	$24,640

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	June 30, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	1,333,000	175,000	1,690,000
GMWB embedded derivatives	Policies	43,677	2,341	799	45,219

The decrease in the notional value of derivatives was primarily due to a $5.6 billion notional decline in non-qualifying interest rate swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position. Also contributing to the decrease in the notional value was a $0.8 billion notional decline in open equity futures positions and non-qualifying interest rate swaps related to a GMWB product hedging strategy. The decrease in notional was partially offset by a $1.7 billion notional increase in qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products.

Consolidated Balance Sheets

Total assets. Total assets decreased $2.6 billion from $107.4 billion as of December 31, 2008 to $104.8 billion as of June 30, 2009.

•

Cash, cash equivalents and invested assets decreased $2.7 billion primarily due to a decrease in cash of $2.0 billion primarily from the scheduled maturities and early retirement of institutional contracts and repayment of our senior notes. Also contributing to the decrease was a $2.1 billion decrease in other invested assets primarily driven by a decrease in derivatives counterparty collateral and a decrease in our securities lending program. These decreases were partially offset by an increase of $1.5 billion in our fixed maturity securities portfolio from a decrease in unrealized investment losses from improved market performance.

•	Separate account assets increased $0.4 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $3.6 billion from $98.5 billion as of December 31, 2008 to $94.9 billion as of June 30, 2009.

•

Our policyholder-related liabilities decreased $1.9 billion largely attributable to scheduled maturities and early retirement of institutional contracts. These decreases were partially offset by an increase in reserves related to our U.S. mortgage insurance business as a result of delinquencies and growth in our long-term care insurance business.

•

Other liabilities decreased $1.1 billion primarily due to a decrease in derivatives counterparty collateral driven by a decrease in asset positions from the long-term interest rate environment and a decrease in our securities lending program.

•

Long-term borrowings decreased $0.8 billion primarily as a result of the repayment of principal of $660 million of our senior notes that matured in the second quarter of 2009 and the repurchase of principal of $79 million of our senior notes in the first quarter of 2009.

•	Separate account liabilities increased $0.4 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $1.1 billion from $8.9 billion as of December 31, 2008 to $10.0 billion as of June 30, 2009.

•	We reported a net loss of $0.5 billion for the six months ended June 30, 2009.

•

Accumulated other comprehensive income (loss) decreased $1.2 billion primarily attributable to a decrease in net unrealized investment losses from an improvement in market performance during the second quarter of 2009. Also, during the second quarter of 2009, the U.S. dollar weakened against other currencies resulting in higher foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2009	2008
Net cash from operating activities	$1,369	$2,120
Net cash from investing activities	635	844
Net cash from financing activities	(4,041)	(111)

Net increase (decrease) in cash before foreign exchange effect	$(2,037)	$2,853

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily driven by higher claims paid related largely to our U.S. mortgage insurance business and lower net investment income from lower yields, partially offset by an increase in proceeds from derivative repositioning.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 from an increase in the purchase of short-term investments. We have had an overall decline in the purchase of investments as we have been holding higher cash balances to cover near term obligations under various market scenarios and to offset illiquid conditions experienced over the past six to nine months in certain areas of the financial markets.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; as well as dividends to our stockholders and other capital transactions. Cash from financing activities for the six months ended June 30, 2009 included net redemptions on universal life insurance and investment contracts of $2,960 million from scheduled maturities and the early retirement of institutional contracts. Also contributing to the decrease in cash flows from financing activities was the repayment of principal of $660 million of our senior notes that matured in May and June 2009, the repayment of $203 million of commercial paper and the repurchase of principal of $79 million of senior notes in the first quarter of 2009. There were no stock repurchases or common stock dividends paid during the six months ended June 30, 2009.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the condensed consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. We are currently fully indemnified against counterparty credit risk by the intermediary. The fair value of securities loaned under the securities lending program was $1.0 billion as of June 30, 2009 consisting of $0.7 billion in the U.S. and $0.3 billion in Canada. As of June 30, 2009, the fair value of collateral held under the securities lending program was $1.1 billion and the offsetting obligation to return collateral of $1.0 billion was included in other liabilities on the condensed consolidated balance sheet.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2009, the fair value of securities pledged under the repurchase program was $1.1 billion and the offsetting repurchase obligation of $1.0 billion was included in other liabilities on the condensed consolidated balance sheet.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash may include proceeds from the issuance of debt and equity securities, including commercial paper, borrowings pursuant to our credit facilities and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock and, potentially, acquisitions.

Our holding company had $145 million and $860 million of cash and cash equivalents as of June 30, 2009 and December 31, 2008, respectively. During the first half of 2009, we received dividends of $210 million from our non-U.S. subsidiaries. On July 29, 2009, we received an additional dividend of $637 million from one of our non-U.S. subsidiaries in connection with the proceeds from the initial public offering of our Canadian mortgage insurance business.

In November 2008, in order to enhance our liquidity and capital position, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2009, our total cash, cash equivalents and invested assets were $65.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 39% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2009.

As of June 30, 2009, we had approximately $1.0 billion of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. We have not experienced any significant levels of early termination requests in 2009.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The fair value of those securities as of June 30, 2009 was $1.0 billion.

Due to our recent ratings downgrades, in May 2009, one of our wholly-owned life insurance subsidiaries provided security in an aggregate amount of $462 million for the benefit of certain of its wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

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

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of June 30, 2009, we had borrowings of $930 million under these facilities and we utilized $105 million of the commitment under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of June 30, 2009, we had an unused credit capacity under our revolving credit facilities of $825 million. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until 2011.

Update to our capital and liquidity strategy

In order to enhance the holding company’s capital flexibility and liquidity, we have actively pursued various strategies. These include:

•	reducing sales of certain insurance products (to reduce capital requirements, reflect the economic environment and our risk requirements or optimize profitability over time);

•	reducing operating expenses;

•	selling selected assets (including assets in our investment portfolio, blocks of business or interests in subsidiaries);

•	accessing the capital markets at appropriate times; or

•	accessing certain government support programs.

In the first half of 2009, we completed several transactions as part of our plan to increase our liquidity and capital levels. We reduced sales of certain insurance products as part of the refinement of our specialist strategy. In December 2008, we announced a plan to reduce costs by eliminating approximately 1,000 jobs globally which we completed in the first quarter of 2009. We have also undertaken cost saving initiatives throughout the organization to reduce operating expenses. Additionally, we utilized reinsurance arrangements in the first half of 2009 to provide some additional capital capacity to our insurance subsidiaries.

In April 2009, we were informed by the Treasury that the deadline for approval by the Office of Thrift Supervision (“OTS”) of our application to become a savings and loan holding company passed before OTS completed its review of our application and Treasury would not be extending the deadline. Consequently, as previously announced, we did not complete the intended acquisition of InterBank, fsb of Maple Grove, Minnesota, nor did we participate in Treasury’s Capital Purchase Program (“CPP”) established for companies that own a thrift. As outlined above, our participation in CPP was only one of the options we had considered to provide additional capital flexibility and our capital plans did not depend on it.

On July 7, 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada. At an exchange rate of 0.88 United States dollar to 1 Canadian dollar, the Offering and the Over-Allotment Option generated net proceeds of approximately US$705 million (net of expenses directly related to the transaction, including underwriting commissions, taxes and other items) which excludes US$22 million remaining in Genworth Canada.

We may also consider additional funding sources that could include executing reinsurance transactions or issuing debt or equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers, our credit ratings and credit capacity and the performance of and outlook for our business (including investor perceptions of the likelihood and level of investment losses in the future).

We believe our revolving credit facilities and anticipated cash flows from operations, combined with our pursuit of additional funding strategies, will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. In addition, we actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. However, we cannot predict with any certainty the impact to us from any further disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company.

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

During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until 2011.

We have $861 million of funding agreements and FABNs scheduled to mature in the next six months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2008 Annual Report on Form 10-K filed on March 2, 2009.

Securitization Entities

There were no off-balance sheet securitization transactions in the six months ended June 30, 2009 or 2008. However, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

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

The second quarter of 2009 showed signs of improved equity and credit market performance, as well as improved liquidity across many asset classes. Despite the overall improvement, marketplace uncertainty continued to impact other asset classes such as sub-prime and Alt-A residential mortgage loans. The continued weak economic climate has begun to impact performance in prime residential mortgage loans and commercial real estate mortgages, which have seen delinquencies rise off a relatively low base. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

In the second quarter of 2009, the currencies in our principal international locations (Canada, Australia and Europe) strengthened against the U.S. dollar. This has resulted in higher levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements as compared to the first quarter of 2009, however, significantly lower when compared to the levels reported in 2008. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency rates have had during the year.

There were no other material changes in these risks since December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2009

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2008 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. In addition, except as set forth below, there were no new material legal proceedings during the quarter.

As previously identified, one of our subsidiaries was named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations involving the sale of GICs to municipalities. The putative class action initiated in December 2008, which case was removed to the United States District Court for Central California, Fresno County Financing

Authority, et al. v. AIG Financial Products Corp., et al, has now been fully transferred by the United States Judicial Panel on Multi-District Litigation to the Southern District of New York for consolidation into In re Municipal Derivatives Antitrust Litigation. Also, as previously identified, certain plaintiffs filed a consolidated amended class action complaint, which our subsidiary (along with many other defendants) moved to dismiss. In April 2009, the court dismissed all the claims from that complaint, but provided the plaintiffs twenty days to amend their complaint. In June 2009, plaintiffs filed a Second Consolidated Amended Complaint, which did not name any Genworth entity as a defendant. In addition, as previously disclosed, beginning in July 2008, and ending in December 2008, one of our subsidiaries was named along with several other GIC industry participants as a defendant in several separate California class and non-class action lawsuits brought by municipalities alleging fraud and violations of California’s antitrust laws relating to the sale of GICs to each municipality and seeking monetary damages. These lawsuits were removed to the appropriate federal courts. By April 2009, the Judicial Panel on Multidistrict Litigation had transferred all of these actions to the United States District Court for the Southern District of New York. These actions are still pending.

As previously reported, one of our U.S. mortgage insurance subsidiaries is involved in an arbitration proceeding with a lender regarding five bulk transactions (reflecting approximately $531 million of risk in-force) that, until their rescission by us in December 2008, had insured certain of such lender’s payment option adjustable rate loans. The arbitration hearing is scheduled to begin in September 2009, with a non-binding mediation of the dispute currently in process.

One of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company, United States District Court for the Central District of California. The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleges that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. The plaintiff does not specify the amount of damages he seeks to recover. We intend to vigorously defend this action but cannot predict its outcome.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in “Item 1A” of our 2008 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Genworth Financial, Inc. was held on May 13, 2009. Stockholders elected for the ensuing year all of the director nominees, approved an amendment to the 2004 Genworth Financial, Inc. Omnibus Incentive Plan to permit an equity exchange program and ratified the selection of KPMG LLP as our independent registered public accounting firm for 2009.

The voting results were as follows:

Management Proposals

	Votes Cast
	For	Against	Abstain	Broker Non-votes
Approval of an amendment to the 2004 Genworth Financial, Inc. Omnibus Incentive Plan to permit an equity exchange program	208,506,742	68,678,525	935,808	108,130,188

	Votes Cast
	For	Against	Abstain
Ratification of the selection of KPMG LLP as the independent registered public accounting firm for 2009	379,959,104	5,210,165	1,081,994

Election of Directors

	Votes Cast
	For	Against	Abstain
Frank J. Borelli	370,718,296	13,709,193	1,823,770
Michael D. Fraizer	368,791,092	15,674,053	1,786,116
Nancy J. Karch	370,465,342	14,003,148	1,782,771
J. Robert “Bob” Kerrey	366,286,707	18,138,368	1,826,186
Risa J. Lavizzo-Mourey	373,692,859	10,749,632	1,808,770
James A. Parke	373,755,160	10,663,003	1,833,098
James S. Riepe	358,189,777	26,238,245	1,823,240
Barrett A. Toan	373,523,891	10,739,373	1,987,997
Thomas B. Wheeler	367,764,935	16,713,235	1,773,090

Item 6.	Exhibits

10	Annuity Contribution Arrangement with Leon E. Roday

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101	The following consolidated financial statements from Genworth Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 31, 2009, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: July 31, 2009
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)