Form 10-Q
period 2009-09-30
GENWORTH FINANCIAL INC
filed 2009-11-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 27, 2009, 488,552,584 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Premiums	$1,492	$1,735	$4,496	$5,161
Net investment income	759	918	2,251	2,873
Net investment gains (losses)	(122)	(816)	(945)	(1,560)
Insurance and investment product fees and other	262	331	806	845

Total revenues	2,391	2,168	6,608	7,319

Benefits and expenses:
Benefits and other changes in policy reserves	1,450	1,497	4,450	4,284
Interest credited	225	319	763	984
Acquisition and operating expenses, net of deferrals	484	515	1,381	1,594
Amortization of deferred acquisition costs and intangibles	143	208	602	620
Interest expense	96	125	306	347

Total benefits and expenses	2,398	2,664	7,502	7,829

Loss before income taxes	(7)	(496)	(894)	(510)
Benefit for income taxes	(52)	(238)	(420)	(259)

Net income (loss)	45	(258)	(474)	(251)
Less: net income attributable to noncontrolling interests	26	—	26	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$19	$(258)	$(500)	$(251)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.04	$(0.60)	$(1.14)	$(0.58)

Diluted	$0.04	$(0.60)	$(1.14)	$(0.58)

Weighted-average common shares outstanding:
Basic	448.9	433.1	438.5	433.2

Diluted	451.6	433.1	438.5	433.2

Supplemental disclosures:
Total other-than-temporary impairments	$(285)	$(577)	$(1,358)	$(1,316)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	89	—	413	—

Net other-than-temporary impairments	(196)	(577)	(945)	(1,316)
Other investment gains (losses)	74	(239)	—	(244)

Total net investment gains (losses)	$(122)	$(816)	$(945)	$(1,560)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$47,746	$42,871
Equity securities available-for-sale, at fair value	164	234
Commercial mortgage loans	7,704	8,262
Policy loans	1,408	1,834
Other invested assets	4,949	7,411

Total investments	61,971	60,612
Cash and cash equivalents	7,144	7,328
Accrued investment income	717	736
Deferred acquisition costs	7,414	7,786
Intangible assets	961	1,147
Goodwill	1,324	1,316
Reinsurance recoverable	17,308	17,212
Other assets	1,141	1,000
Deferred tax asset	140	1,037
Separate account assets	10,712	9,215

Total assets	$108,832	$107,389

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$29,251	$28,533
Policyholder account balances	29,381	34,702
Liability for policy and contract claims	6,415	5,322
Unearned premiums	4,808	4,734
Other liabilities	6,708	6,860
Non-recourse funding obligations	3,443	3,455
Short-term borrowings	930	1,133
Long-term borrowings	3,457	4,261
Deferred tax liability	282	248
Separate account liabilities	10,712	9,215

Total liabilities	95,387	98,463

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 577 million and 522 million shares issued as of September 30, 2009 and December 31, 2008, respectively; 489 million and 433 million shares outstanding as of September 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	12,028	11,477

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,121)	(4,038)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(280)	—

Net unrealized investment gains (losses)	(1,401)	(4,038)

Derivatives qualifying as hedges	1,013	1,161
Foreign currency translation and other adjustments	411	(185)

Total accumulated other comprehensive income (loss)	23	(3,062)
Retained earnings	3,065	3,210
Treasury stock, at cost (88 million shares as of September 30, 2009 and December 31, 2008)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,417	8,926
Noncontrolling interests	1,028	—

Total stockholders’ equity	13,445	8,926

Total liabilities and stockholders’ equity	$108,832	$107,389

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	(251)	—	(251)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(2,437)	—	—	(2,437)
Derivatives qualifying as hedges	—	—	288	—	—	288
Foreign currency translation and other adjustments	—	—	(397)	—	—	(397)

Total comprehensive income (loss)						(2,797)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(130)	—	(130)
Stock-based compensation expense and exercises and other	—	23	—	—	—	23

Balances as of September 30, 2008	$1	$11,484	$(1,819)	$3,532	$(2,700)	$10,498

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926	$—	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6	—	6
Initial sale of subsidiary shares to noncontrolling interests	—	(85)	(60)	—	—	(145)	828	683
Additional sale of subsidiary shares to noncontrolling interests	—	(3)	(12)	—	—	(15)	99	84
Issuance of common stock	—	622	—	—	—	622	—	622
Comprehensive income (loss):
Net income (loss)	—	—	—	(500)	—	(500)	26	(474)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	3,027	—	—	3,027	19	3,046
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(19)	—	—	(19)	—	(19)
Derivatives qualifying as hedges	—	—	(148)	—	—	(148)	—	(148)
Foreign currency translation and other adjustments	—	—	646	—	—	646	56	702

Total comprehensive income (loss)								3,107
Stock-based compensation expense and exercises and other	—	17	—	—	—	17	—	17

Balances as of September 30, 2009	$1	$12,028	$23	$3,065	$(2,700)	$12,417	$1,028	$13,445

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(474)	$(251)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	103	24
Net investment losses (gains)	945	1,560
Charges assessed to policyholders	(332)	(304)
Acquisition costs deferred	(540)	(945)
Amortization of deferred acquisition costs and intangibles	602	620
Deferred income taxes	(634)	(253)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(4)	238
Gain on sale of subsidiary	(4)	—
Stock-based compensation expense	17	18
Change in certain assets and liabilities:
Accrued investment income and other assets	(135)	(40)
Insurance reserves	2,153	1,771
Current tax liabilities	55	(151)
Other liabilities and other policy-related balances	102	906

Net cash from operating activities	1,854	3,193

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,157	3,489
Commercial mortgage loans	519	646
Proceeds from sales of investments:
Fixed maturity and equity securities	3,343	3,298
Purchases and originations of investments:
Fixed maturity and equity securities	(5,091)	(6,574)
Commercial mortgage loans	—	(193)
Other invested assets, net	122	(304)
Policy loans, net	426	(171)
Net cash transferred related to the sale of a subsidiary	(90)	—
Payments for businesses purchased, net of cash acquired	—	(20)

Net cash from investing activities	2,386	171

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,801	6,307
Withdrawals from universal life and investment contracts	(6,669)	(7,869)
Short-term borrowings and other, net	(363)	72
Repayment and repurchase of long-term borrowings	(809)	—
Redemption of non-recourse funding obligations	(12)	—
Proceeds from the issuance of long-term debt	—	597
Proceeds from issuance of common stock	622	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	771	—
Dividends paid to stockholders	—	(130)
Stock-based compensation awards exercised	—	5
Acquisition of treasury stock	—	(76)

Net cash from financing activities	(4,659)	(1,094)
Effect of exchange rate changes on cash and cash equivalents	235	(259)

Net change in cash and cash equivalents	(184)	2,011
Cash and cash equivalents at beginning of period	7,328	3,091

Cash and cash equivalents at end of period	$7,144	$5,102

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

We have the following three operating segments:

•

Retirement and Protection. We offer and manage a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs, financial planning services and mutual funds, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(2) Accounting Pronouncements

Recently Adopted

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, we adopted new accounting guidance related to the codification of accounting standards and the hierarchy of U.S. GAAP established by the Financial Accounting Standards Board (the “FASB”). This accounting guidance established two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is nonauthoritative. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Subsequent Events

On June 30, 2009, we adopted new accounting guidance related to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recognition and Presentation of Other-Than-Temporary Impairments

On April 1, 2009, we adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. This accounting guidance amended the other-than-temporary impairment guidance for debt securities and modified the presentation and disclosure requirements for other-than-temporary impairment disclosures for debt and equity securities. This accounting guidance also amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery to determine whether an other-than-temporary impairment exists and replaced this provision with the assertion that we do not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Additionally, this accounting guidance modified the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss in net income (loss) that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented in other comprehensive income (loss) (“OCI”). On April 1, 2009, we recorded a net cumulative effect adjustment of $355 million to retained earnings with an offset to accumulated other comprehensive income (loss) of $349 million related to the adoption of this new accounting guidance. The following summarizes the components for the cumulative effect adjustment:

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

Interim Disclosures About Fair Value of Financial Instruments

On April 1, 2009, we adopted new accounting guidance related to interim disclosures about fair value of financial instruments. This accounting guidance amended the fair value disclosure requirements for certain financial instruments to require disclosures during interim reporting periods of publicly traded entities in addition to requiring them in annual financial statements. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 1, 2009, we adopted new accounting guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This accounting guidance provided additional guidance for determining fair value when the volume or level of activity for an asset or liability has significantly decreased and identified circumstances that indicate a transaction is not orderly. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements of Certain Nonfinancial Assets and Liabilities

On January 1, 2009, we adopted new accounting guidance related to fair value measurements of certain nonfinancial assets and liabilities, such as impairment testing of goodwill and indefinite-lived intangible assets. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Disclosures About Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted new accounting guidance related to disclosures about derivative instruments and hedging activities. This statement required enhanced disclosures about an entity’s derivative and hedging activities. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Business Combinations

On January 1, 2009, we adopted new accounting guidance related to business combinations. This accounting guidance established principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Noncontrolling Interest in Consolidated Financial Statements

On January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. This accounting guidance established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In September 2009, the FASB issued new accounting guidance related to fair value measurements and disclosures that will provide guidance on the fair value measurement in certain entities that calculate net asset value per share. This accounting guidance will be effective for us on October 1, 2009. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In August 2009, the FASB issued new accounting guidance related to measuring liabilities at fair value. This accounting guidance clarifies techniques for measuring the fair value of liabilities when quoted market prices for the identical liability are not available. This accounting guidance will be effective for us on October 1, 2009. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets. This accounting guidance amends the current guidance on transfers of financial assets by eliminating the qualifying special-purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. This accounting guidance will be effective for us on January 1, 2010. We have not yet determined the impact this accounting guidance, once adopted, will have on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2009, the FASB issued new accounting guidance that provides guidance for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires additional disclosures about involvement in variable interest entities. This accounting guidance will be effective for us on January 1, 2010. We have not yet determined the impact this accounting guidance, once adopted, will have on our consolidated financial statements.

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2009	2008 (2)	2009 (1)	2008 (2)
Net income (loss)	$45	$(258)	$(474)	$(251)
Less: net income attributable to noncontrolling interests	26	—	26	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$19	$(258)	$(500)	$(251)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.04	$(0.60)	$(1.14)	$(0.58)

Diluted	$0.04	$(0.60)	$(1.14)	$(0.58)

Weighted-average shares used in basic earnings (loss) per common share calculations	448.9	433.1	438.5	433.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.7	—	—	—

Weighted-average shares used in diluted earnings (loss) per common share calculations	451.6	433.1	438.5	433.2

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the nine months ended September 30, 2009, the inclusion of 1.3 million of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the nine months ended September 30, 2009, dilutive potential common shares would have been 439.8 million.

(2)

We were required under applicable accounting guidance to use basic weighted-average common shares outstanding in the calculation of the 2008 diluted loss per share as a result of our net loss for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, the inclusion of 0.7 million and 1.3 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three and nine months ended September 30, 2008, dilutive potential common shares would have been 433.8 million for the three months ended September 30, 2008 and 434.5 million for the nine months ended September 30, 2008.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2009, we made an offer to eligible employees to exchange eligible stock options and stock appreciation rights (the “Eligible Options and SARs”) for a reduced number of stock options and stock appreciation rights (collectively, the “Replacement Awards”). Pursuant to the exchange offer, Eligible Options and SARs representing the right to acquire an aggregate of 8,721,962 shares of our Class A Common Stock were tendered and accepted by us in August 2009. On August 19, 2009, 1,455 employees participated in the exchange and we granted the Replacement Awards, consisting of an aggregate of 2,598,588 new stock options and 308,210 new stock appreciation rights, in exchange for the Eligible Options and SARs surrendered in the exchange offer. The exercise (or base) price of the Replacement Awards was $7.80, which was the closing price of our Class A Common Stock on August 19, 2009, as reported on the New York Stock Exchange. The Replacement Awards have the same term (or expiration date) as the Eligible Options and SARs for which they were exchanged, and will vest and become exercisable, subject to continued employment, over a three- or four-year period. Generally, unvested Replacement Awards will be forfeited if an eligible employee’s employment terminates for any reason other than retirement, business disposition, death, disability or layoff (in which cases a portion or all may become vested in accordance with the 2004 Genworth Financial, Inc. Omnibus Incentive Plan, as amended). There was no additional incremental compensation expense resulting from the exchange.

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

Prior to adoption of new accounting guidance related to the recognition and presentation of other-than-temporary impairments on April 1, 2009, we generally recognized an other-than-temporary impairment on debt securities in an unrealized loss position when we did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in net income (loss) as an adjustment to the amortized cost of the security.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For other-than-temporary impairments recognized during the period, we present the total other-than-temporary impairments, the portion of other-than-temporary impairments included in OCI and the net other-than-temporary impairments as supplemental disclosure presented on the face of our consolidated statements of income.

Total other-than-temporary impairments are calculated as the difference between the amortized cost and fair value that emerged in the current period. For other-than-temporarily impaired securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, total other-than-temporary impairments are adjusted by the portion of other-than-temporary impairments recognized in OCI (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represent the credit loss on the other-than-temporarily impaired securities with the offset recognized as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.

For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represents the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security is recorded in OCI.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Investment Income

Sources of net investment income for the periods indicated were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Fixed maturity securities—taxable	$610	$715	$1,837	$2,194
Fixed maturity securities—non-taxable	27	29	85	80
Commercial mortgage loans	106	123	329	402
Equity securities	6	5	12	25
Other invested assets	4	(11)	(102)	25
Policy loans	19	43	115	122
Cash, cash equivalents and short-term investments	9	36	40	102

Gross investment income before expenses and fees	781	940	2,316	2,950
Expenses and fees	(22)	(22)	(65)	(77)

Net investment income	$759	$918	$2,251	$2,873

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Available-for-sale securities:
Realized gains on sale	$122	$34	$172	$97
Realized losses on sale	(81)	(167)	(192)	(202)
Impairments:
Total other-than-temporary impairments	(285)	(577)	(1,358)	(1,316)
Portion of other-than-temporary impairments included in OCI	89	—	413	—

Net other-than-temporary impairments	(196)	(577)	(945)	(1,316)

Trading securities	16	(11)	15	(16)
Commercial mortgage loans	(8)	—	(19)	—
Derivative instruments	19	(90)	12	(116)
Other	6	(5)	12	(7)

Net investment gains (losses)	$(122)	$(816)	$(945)	$(1,560)

See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2009 and 2008 was $354 million and $498 million, respectively, which was approximately 84% and 77%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2009 and 2008 was $1,091 million and $1,569 million, respectively, which was approximately 86% and 90%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of the periods indicated:

(Amounts in millions)	As of or for the three months ended September 30, 2009	As of or for the nine months ended September 30, 2009
Cumulative credit loss beginning balance	$1,085	$—
Adoption of new accounting guidance related to other-than-temporary impairments	—	1,204
Additions:
Other-than-temporary impairments not previously recognized	25	81
Increases related to other-than-temporary impairments previously recognized	74	169
Reductions:
Securities sold, paid down or disposed	(103)	(373)
Securities where there is intent to sell	(5)	(5)

Cumulative credit loss ending balance	$1,076	$1,076

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

(Amounts in millions)	September 30, 2009	December 31, 2008
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(2,332)	$(7,006)
Equity securities	14	(67)
Other invested assets	(28)	(1)

Subtotal	(2,346)	(7,074)
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	238	815
Income taxes, net	748	2,221

Net unrealized investment gains (losses)	(1,360)	(4,038)
Less: net unrealized investment (gains) losses attributable to noncontrolling interests	(41)	—

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,401)	$(4,038)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) for the periods indicated was as follows:

(Amounts in millions)	As of or for the three months ended September 30, 2009	As of or for the nine months ended September 30, 2009
Beginning balance	$(3,023)	$(4,038)
Cumulative effect of change in accounting	—	(349)
Activity during the period:
Unrealized gains (losses) on securities	2,796	4,352
Adjustment to deferred acquisition costs	(264)	(448)
Adjustment to present value of future profits	(93)	(164)
Adjustment to sales inducements	(13)	(12)
Provision for income taxes	(863)	(1,328)

Change in unrealized gains (losses)	1,563	2,400
Reclassification adjustments to net investment (gains) losses, net of taxes of $(51) and $(337)	100	627

Change in net unrealized investment gains (losses)	1,663	2,678
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	(41)	(41)

Ending balance	$(1,401)	$(1,401)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fixed Maturity and Equity Securities

As of September 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains on securities		Gross unrealized losses on securities		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,104	$65	$—	$(3)	$—	$2,166
Tax exempt	2,177	111	—	(87)	—	2,201
Government—non-U.S.	2,165	110	—	(21)	—	2,254
U.S. corporate	20,914	811	—	(970)	(3)	20,752
Corporate—non-U.S.	12,048	411	—	(410)	—	12,049
Residential mortgage-backed	3,503	51	1	(616)	(355)	2,584
Commercial mortgage-backed	5,061	70	—	(1,130)	(115)	3,886
Other asset-backed	2,106	7	—	(257)	(2)	1,854

Total fixed maturity securities	50,078	1,636	1	(3,494)	(475)	47,746
Equity securities	150	17	—	(3)	—	164

Total available-for-sale securities	$50,228	$1,653	$1	$(3,497)	$(475)	$47,910

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$292	$(3)	17	$—	$—	—
Tax exempt	—	—	—	365	(87)	115
Government—non-U.S.	173	(7)	22	99	(14)	37
U.S. corporate	611	(67)	77	6,356	(906)	586
Corporate—non-U.S.	906	(33)	94	2,950	(377)	327
Residential mortgage-backed	646	(357)	260	1,013	(614)	341
Commercial mortgage-backed	163	(59)	53	2,315	(1,186)	446
Other asset-backed	68	(6)	11	1,538	(253)	108

Subtotal, fixed maturity securities	2,859	(532)	534	14,636	(3,437)	1,960
Equity securities	5	(2)	4	3	(1)	4

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

% Below cost—fixed maturity securities:
<20% Below cost	$2,401	$(73)	292	$11,046	$(805)	1,208
20-50% Below cost	333	(170)	103	2,940	(1,389)	429
>50% Below cost	125	(289)	139	650	(1,243)	323

Total fixed maturity securities	2,859	(532)	534	14,636	(3,437)	1,960

% Below cost—equity securities:
<20% Below cost	—	—	—	3	(1)	4
20-50% Below cost	5	(1)	3	—	—	—
>50% Below cost	—	(1)	1	—	—	—

Total equity securities	5	(2)	4	3	(1)	4

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

Investment grade	$2,441	$(182)	288	$12,695	$(2,633)	1,542
Below investment grade	423	(352)	250	1,944	(805)	422

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

The investment securities in an unrealized loss position as of September 30, 2009 consisted of 2,502 securities and accounted for unrealized losses of $3,972 million. Of these unrealized losses of $3,972 million, 71% were investment grade (rated AAA through BBB-) and 22% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain structured mortgage securities. Included in these unrealized losses as of September 30, 2009 was $475 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $136 million have been in an unrealized loss position for more than 12 months.

Of the unrealized losses of $3,972 million, $2,475 million were related to structured securities and $932 million were related to corporate securities in the finance and insurance sector. The remaining amount of $565 million was spread evenly across all other sectors with no individual sector exceeding $90 million.

Of the $2,475 million unrealized losses in structured securities, 50% were in commercial mortgage-backed securities and 39% were in residential mortgage-backed securities with the remainder in other asset-backed securities. Approximately 65% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of September 30, 2009.

Of the $932 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of September 30, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of September 30, 2009, 752 securities were 20% or more below cost, of which 233 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $680 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $42 million was recorded in OCI.

While certain securities included in the preceding table were considered other-than-temporarily impaired, we expected to recover the new amortized cost based on our estimate of cash flows to be collected. As of September 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. We expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,897	$1,897
Due after one year through five years	12,118	12,247
Due after five years through ten years	7,766	7,862
Due after ten years	17,627	17,416

Subtotal	39,408	39,422
Residential mortgage-backed	3,503	2,584
Commercial mortgage-backed	5,061	3,886
Other asset-backed	2,106	1,854

Total	$50,078	$47,746

As of September 30, 2009, $5,876 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2009, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 28%, 22% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2009, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$281	$501	Other liabilities	$9	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	4	—
Foreign currency swaps	Other invested assets	123	120	Other liabilities	—	1

Total cash flow hedges		404	621		13	55

Fair value hedges:
Interest rate swaps	Other invested assets	156	231	Other liabilities	18	36
Foreign currency swaps	Other invested assets	24	46	Other liabilities	—	—

Total fair value hedges		180	277		18	36

Total derivatives designated as hedges		584	898		31	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	408	384	Other liabilities	39	95
Interest rate swaptions	Other invested assets	195	780	Other liabilities	104	60
Credit default swaps	Other invested assets	6	1	Other liabilities	—	27
Equity index options	Other invested assets	62	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	3	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	—	18	Policyholder account balances (2)	308	878

Total derivatives not designated as hedges		674	1,335		451	1,060

Total derivatives		$1,258	$2,233		$482	$1,151

(1)	Represents the embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other invested assets, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	September 30, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$2,562	$509	$6,054
Inflation indexed swaps	Notional	—	383	—	383
Foreign currency swaps	Notional	559	491	559	491

Total cash flow hedges		4,560	3,436	1,068	6,928

Fair value hedges:
Interest rate swaps	Notional	3,098	—	338	2,760
Foreign currency swaps	Notional	187	—	102	85

Total fair value hedges		3,285	—	440	2,845

Total derivatives designated as hedges		7,845	3,436	1,508	9,773

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	945	2,057	5,348
Interest rate swaptions	Notional	12,000	—	4,500	7,500
Credit default swaps	Notional	610	—	20	590
Financial futures	Notional	2,194	6,681	2,194	6,681
Inflation indexed swaps	Notional	—	—	—	—
Other foreign currency contracts	Notional	—	982	461	521

Total derivatives not designated as hedges		21,264	8,608	9,232	20,640

Total derivatives		$29,109	$12,044	$10,740	$30,413

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	September 30, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	589,000	225,000	896,000
GMWB embedded derivatives	Policies	43,677	4,050	1,128	46,599

As a result of rating agency actions taken in April 2009, credit downgrade provisions were triggered in our master swap agreements with certain derivative counterparties and we terminated $6.9 billion notional value, of which $2.3 billion was replaced or renegotiated. Approximately $1.1 billion of notional value remained with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $135 million as of September 30, 2009. Additionally, we terminated $1.7 billion in derivatives that were not directly impacted by the credit downgrade provisions but were offsetting certain terminated derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$99	$2	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging assets	—	—	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	3	—	Interest expense	1	Net investment gains (losses)

Total	$102	$1		$(1)

(1)

Amounts include $(1) million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(223)	$10	Net investment income	$(12)	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(10)	(8)	Interest expense	1	Net investment gains (losses)

Total	$(233)	$6		$(11)

(1)

Amounts include $4 million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $1,013 million, net of taxes, recorded in stockholders’ equity as of September 30, 2009 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $(1) million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the nine months ended September 30, 2009 in connection with forecasted transactions that were no longer considered probable of occurring. During 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance in OCI related to these derivatives will be reclassified into net income (loss) when the forecasted transactions affect net income (loss), as the forecasted transactions are still probable of occurring.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(4)	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	14	Net investment gains (losses)	26	Interest credited	(14)	Net investment gains (losses)
Foreign currency swaps	3	Net investment gains (losses)	—	Interest credited	(4)	Net investment gains (losses)

Total	$18		$22		$(18)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$7	Net investment gains (losses)	$(12)	Net investment income	$(10)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(45)	Net investment gains (losses)	68	Interest credited	48	Net investment gains (losses)
Foreign currency swaps	(10)	Net investment gains (losses)	1	Interest credited	7	Net investment gains (losses)

Total	$(48)		$57		$45

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2009	Nine months ended September 30, 2009	Classification of gain (loss) recognized in net income (loss)

Interest rate swaps	$(52)	$194	Net investment gains (losses)
Interest rate swaptions	85	(494)	Net investment gains (losses)
Credit default swaps	15	36	Net investment gains (losses)
Equity index options	(49)	(104)	Net investment gains (losses)
Financial futures	(106)	(190)	Net investment gains (losses)
Inflation indexed swaps	—	(4)	Net investment gains (losses)
Foreign currency swaps	—	6	Net investment gains (losses)
Other foreign currency contracts	(5)	5	Net investment gains (losses)
GMWB embedded derivatives	133	573	Net investment gains (losses)

Total derivatives not designated as hedges	$21	$22

Derivative Counterparty Credit Risk

As of September 30, 2009 and December 31, 2008, net fair value assets by counterparty totaled $1,095 million and $1,946 million, respectively. As of September 30, 2009 and December 31, 2008, net fair value liabilities by counterparty totaled $10 million and $4 million, respectively. As of September 30, 2009 and December 31, 2008, we retained collateral of $937 million and $1,605 million, respectively, related to these agreements, including over collateralization of $14 million and $66 million, respectively, from certain counterparties. As of September 30, 2009, we provided $12 million of collateral to derivative counterparties, including over collateralization of $2 million. As of December 31, 2008, we provided no collateral to derivative counterparties.

All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2009 and December 31, 2008, we could have been allowed to claim up to $172 million and $407 million, respectively, from counterparties and required to disburse less than $1 million and $4 million, respectively. This represents the net fair value of gains and losses by counterparty, less available collateral held.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6	$—	$—	$6	$—	$1
AA
Matures after one year through five years	5	—	—	5	—	—
A
Matures after one year through five years	32	—	—	52	—	5
Matures after five years through ten years	15	—	—	15	—	2
BBB
Matures after one year through five years	73	1	—	73	—	7
Matures after five years through ten years	24	—	—	24	—	4

Total credit default swaps on single name reference entities	$155	$1	$—	$175	$—	$19

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2009			December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
15% – 30% matures after five years through ten years (1)	$177	$3	$—	$177	$1	$2
12% – 22% matures after five years through ten years (2)	248	2	—	248	—	6

Total credit default swaps on index tranches	$425	$5	$—	$425	$1	$8

(1)	The current attachment/detachment as of September 30, 2009 and December 31, 2008 was 14.9% – 30.3%.
(2)	The current attachment/detachment as of September 30, 2009 and December 31, 2008 was 12% – 22%.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	September 30, 2009			December 31, 2008
(Amounts in millions)	Par value	Amortized cost	Fair value	Par value	Amortized cost	Fair value
Credit rating:
AAA
Matures after one year through five years	$—	$—	$—	$100	$100	$51
Matures after five years through ten years	300	329	211	300	332	105
AA
Matures after five years through ten years	100	100	92	—	—	—

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$400	$429	$303	$400	$432	$156

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) Fair Value Measurements

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

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

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

The following represents the fair value of financial assets and liabilities as of the periods indicated:

(Amounts in millions)	September 30, 2009				December 31, 2008
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$7,704	$7,001		$(1)	$8,262	$7,536
Other invested assets		(1)	1,217	1,208		(1)	1,316	1,326
Liabilities:
Borrowings and related instruments (2):
Short-term borrowings		(1)	930	930		(1)	1,133	1,133
Long-term borrowings		(1)	3,457	2,895		(1)	4,261	2,012
Non-recourse funding obligations		(1)	3,443	1,513		(1)	3,455	2,671
Investment contracts		(1)	22,485	22,689		(1)	26,824	24,250
Performance guarantees, principally letters of credit	119		—	—	119		—	—
Other firm commitments:
Commitments to fund limited partnerships	277		—	—	366		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For derivative liabilities, we consider the counterparty collateral arrangements and rights of set-off when determining whether any incremental adjustment should be made for our non-performance risk. As a result of these counterparty arrangements, we determined no adjustment for our non-performance risk was required to the derivative liabilities of $174 million and $273 million as of September 30, 2009 and December 31, 2008, respectively.

For GMWB liabilities recorded at fair value of $308 million and $878 million as of September 30, 2009 and December 31, 2008, respectively, non-performance risk is integrated into the discount rate. The discount rate utilized in our valuation was based on the swap curve, which included the credit risk of an instrument rated AA and incorporated the non-performance risk of our GMWB liabilities. The impact of non-performance risk on our GMWB valuation was $2 million and $29 million as of September 30, 2009 and December 31, 2008, respectively, as a result of our discount rate being higher than the U.S. treasury curve.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,166	$—	$2,161	$5
Tax exempt	2,201	—	2,199	2
Government—non-U.S.	2,254	—	2,220	34
U.S. corporate	20,752	—	19,232	1,520
Corporate—non-U.S.	12,049	—	11,017	1,032
Residential mortgage-backed	2,584	—	925	1,659
Commercial mortgage-backed	3,886	—	257	3,629
Other asset-backed	1,854	—	839	1,015

Total fixed maturity securities	47,746	—	38,850	8,896

Equity securities	164	36	68	60

Other invested assets:
Trading securities	180	—	31	149
Derivative assets	1,258	—	986	272
Securities lending collateral	899	—	899	—
Derivatives counterparty collateral	56	—	56	—

Total other invested assets	2,393	—	1,972	421

Reinsurance recoverable (1)	—	—	—	—
Separate account assets	10,712	10,712	—	—

Total assets	$61,015	$10,748	$40,890	$9,377

Liabilities
Policyholder account balances (2)	$308	$—	$—	$308
Derivative liabilities	174	—	70	104

Total liabilities	$482	$—	$70	$412

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$905	$—	$880	$25
Tax exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Reinsurance recoverable (1)	18	—	—	18
Separate account assets	9,215	9,215	—	—

Total assets (2)	$56,977	$9,252	$36,029	$11,696

Liabilities
Policyholder account balances (3)	$878	$—	$—	$878
Derivative liabilities	273	—	205	68

Total liabilities	$1,151	$—	$205	$946

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of December 31, 2008 has been revised to include this amount.
(2)	Total assets have been revised to include the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balance as of December 31, 2008 has been revised to exclude the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$357	$—	$—	$—	$4	$(356)	$5	$—
Tax exempt	2	—	—	—	—	—	2	—
Government—non-U.S.	22	—	(2)	(1)	15	—	34	—
U.S. corporate	1,408	25	60	(52)	387	(308)	1,520	5
Corporate—non-U.S.	767	7	69	74	293	(178)	1,032	(2)
Residential mortgage-backed	1,623	(89)	200	(51)	20	(44)	1,659	(77)
Commercial mortgage-backed	3,128	(6)	294	(34)	476	(229)	3,629	(6)
Other asset-backed	1,063	(1)	105	(122)	1	(31)	1,015	(1)

Total fixed maturity securities	8,370	(64)	726	(186)	1,196	(1,146)	8,896	(81)

Equity securities	61	—	1	(1)	—	(1)	60	—

Other invested assets:
Trading securities	133	16	—	—	—	—	149	16
Derivative assets	286	(15)	—	1	—	—	272	(11)

Total other invested assets	419	1	—	1	—	—	421	5

Reinsurance recoverable	2	(2)	—	—	—	—	—	(2)

Total Level 3 assets	$8,852	$(65)	$727	$(186)	$1,196	$(1,147)	$9,377	$(78)

	Beginning balance as of July 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,681	$(256)	$(241)	$(6)	$2,347	$(704)	$5,821	$(249)
Equity securities	9	—	—	15	25	—	49	—
Other invested assets (1)	409	58	—	(31)	—	(28)	408	47

Total Level 3 assets	$5,099	$(198)	$(241)	$(22)	$2,372	$(732)	$6,278	$(202)

(1)	Includes certain trading securities and derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$25	$—	$(38)	$13	$394	$(389)	$5	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	(2)	9	15	(19)	34	—
U.S. corporate	2,734	9	170	(163)	764	(1,994)	1,520	10
Corporate—non-U.S.	1,560	(26)	211	85	696	(1,494)	1,032	(29)
Residential mortgage-backed	1,957	(421)	364	(205)	905	(941)	1,659	(391)
Commercial mortgage-backed	3,219	(44)	337	(140)	1,008	(751)	3,629	(45)
Other asset-backed	1,034	(23)	285	(355)	982	(908)	1,015	(18)

Total fixed maturity securities	10,560	(505)	1,327	(751)	4,766	(6,501)	8,896	(473)

Equity securities	60	—	1	1	—	(2)	60	—

Other invested assets:
Trading securities	125	17	—	(15)	54	(32)	149	16
Derivative assets	933	(508)	—	(175)	22	—	272	(486)

Total other invested assets	1,058	(491)	—	(190)	76	(32)	421	(470)

Reinsurance recoverable	18	(18)	—	—	—	—	—	(18)

Total Level 3 assets	$11,696	$(1,014)	$1,328	$(940)	$4,842	$(6,535)	$9,377	$(961)

	Beginning balance as of January 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,794	$(754)	$(431)	$(264)	$5,171	$(2,695)	$5,821	$(748)
Equity securities	30	1	—	(8)	29	(3)	49	—
Other invested assets (1)	319	74	—	31	12	(28)	408	63

Total Level 3 assets	$5,143	$(679)	$(431)	$(241)	$5,212	$(2,726)	$6,278	$(685)

(1)	Includes certain trading securities and derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$435	$(135)	$—	$8	$—	$—	$308	$(133)
Other liabilities (2)	161	(57)	—	—	—	—	104	(57)

Total Level 3 liabilities	$596	$(192)	$—	$8	$—	$—	$412	$(190)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

	Beginning balance as of July 1, 2008	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$78	$192	$—	$5	$—	$—	$275	$193
Other liabilities (2)	—	3	—	—	—	—	3	3

Total Level 3 liabilities	$78	$195	$—	$5	$—	$—	$278	$196

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

	Beginning balance as of January 1, 2009 (3)	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$878	$(592)	$—	$22	$—	$—	$308	$(579)
Other liabilities (2)	68	85	—	(49)	—	—	104	53

Total Level 3 liabilities	$946	$(507)	$—	$(27)	$—	$—	$412	$(526)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.
(3)	The policyholder account balances as of January 1, 2009 have been revised to exclude the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Beginning balance as of January 1, 2008	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$34	$230	$—	$11	$—	$—	$275	$232
Other liabilities (2)	—	3	—	—	—	—	3	3

Total Level 3 liabilities	$34	$233	$—	$11	$—	$—	$278	$235

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

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

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represents the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the tables presented above.

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

Non-Recurring Fair Value Measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of September 30, 2009, no bank loans were recorded at fair value as cost was lower than their respective fair values. As of December 31, 2008, we recorded $78 million of bank loans at fair value which was lower than their respective cost. In the three and nine months ended September 30, 2009, there were no fair value loss adjustments. In the three and nine months ended September 30, 2008, we recorded $5 million and $8 million, respectively, of fair value loss adjustments which were included in net investment gains (losses) in the condensed consolidated statements of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As previously reported, one of our subsidiaries had been named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations involving the sale of GICs to municipalities. However, plaintiffs in these actions recently amended their complaints and those amended complaints do not presently name any Genworth subsidiary as a defendant.

As previously reported, one of our U.S. mortgage insurance subsidiaries was involved in an arbitration proceeding with a lender regarding five bulk transactions (reflecting approximately $531 million of original risk in-force) that, until their rescission by our insurance subsidiary in December 2008, had insured certain of such lender’s payment option adjustable rate (“POA”) loans. On September 8, 2009, the parties settled the arbitration. The settlement resolved prior claims, or pending and anticipated future unpaid claims for coverage benefits under the policies for the POA loans, and the lender’s bad faith counterclaims. The parties mutually released each other and their affiliates to end all disputes or potential disputes that were raised or could have been raised in the arbitration. After giving effect to the premiums retained, settlement payments and other consideration exchanged by the parties, we made an additional provision for our obligations under the settlement in the amount of $62 million, net of tax.

As previously reported, one of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company, United States District Court for the Central District of California. The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleges that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. The plaintiff does not specify the amount of damages he seeks to recover. We intend to vigorously defend this action but cannot predict its outcome. Our insurance subsidiary has filed a motion with the court to dismiss the complaint on various grounds.

As previously reported, the U.K. antitrust authorities are conducting a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, this is subject to the outcome of a recent appeal being brought against key elements of the findings by a large U.K. retail bank.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b) Commitments

As of September 30, 2009, we were committed to fund $277 million in limited partnership investments.

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

As of September 30, 2009 and December 31, 2008, we had borrowings of $930 million under these facilities. As of September 30, 2009, we utilized $107 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2008, we utilized $184 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries.

Long-Term Senior Notes

During the third quarter of 2009, we repurchased principal of $73 million of our 5.65% senior notes that mature in June 2012, plus accrued interest. During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until mid-2011.

Non-Recourse Funding Obligations

As of September 30, 2009 and December 31, 2008, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

obligations are subject to rate resets triggered by negative rating agency actions on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates.

On March 25, 2009, River Lake Insurance Company IV Limited, our wholly-owned subsidiary, repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

As of September 30, 2009 and December 31, 2008, the weighted-average interest rates on our non-recourse funding obligations were 1.41% and 3.76%, respectively, reflecting the decline in the underlying index rate.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2009		2008		2009		2008
Pre-tax loss	$(7)		$(496)		$(894)		$(510)

Statutory U.S. federal income tax rate	$(2)	35.0%	$(174)	35.0%	$(313)	35.0%	$(179)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	—	1.4	(4)	0.8	(2)	0.2	(4)	0.8
Benefit on tax favored investments	(15)	214.5	(33)	6.7	(49)	5.5	(29)	5.7
Effect of foreign operations	(10)	141.5	(37)	7.4	(40)	4.4	(43)	8.4
Interest on uncertain tax positions	(10)	138.8	(2)	0.4	(7)	0.8	(16)	3.1
Non-deductible goodwill	—	—	12	(2.5)	—	—	12	(2.4)
Non-deductible expenses	(10)	141.5	3	(0.6)	(6)	0.7	3	(0.5)
Other, net	(5)	70.2	(3)	0.8	(3)	0.4	(3)	0.7

Effective rate	$(52)	742.9%	$(238)	48.0%	$(420)	47.0%	$(259)	50.8%

The increase in the effective tax rate for the three months ended September 30, 2009 was primarily attributable to the small pre-tax results in relation to tax adjustments, including tax favored investments, the effect of lower taxed foreign income, non-deductible expenses and interest on certain tax positions. The decrease in the effective tax rate for the nine months ended September 30, 2009 was primarily attributable to the proportion of lower taxed foreign income and tax favored investment benefits to pre-tax results, partially offset by a change in uncertain tax positions recognized in the current year.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Revenues:
Retirement and Protection	$1,544	$1,308	$4,179	$4,427
International	663	703	1,892	2,262
U.S. Mortgage Insurance	235	180	619	647
Corporate and Other	(51)	(23)	(82)	(17)

Total revenues	$2,391	$2,168	$6,608	$7,319

The following table reflects net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities determined in accordance with accounting guidance related to segment reporting and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Retirement and Protection	$120	$178	$310	$490
International	96	166	284	509
U.S. Mortgage Insurance	(116)	(121)	(385)	(216)
Corporate and Other	(19)	(3)	(105)	(107)

Net operating income available to Genworth Financial, Inc.’s common stockholders	81	220	104	676
Net investment gains (losses), net of taxes and other adjustments	(62)	(478)	(604)	(927)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	19	(258)	(500)	(251)
Add: net income attributable to noncontrolling interests	26	—	26	—

Net income (loss)	$45	$(258)	$(474)	$(251)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2009	December 31, 2008
Assets:
Retirement and Protection	$87,431	$88,117
International	12,205	10,498
U.S. Mortgage Insurance	4,413	3,978
Corporate and Other	4,783	4,796

Total assets	$108,832	$107,389

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) Noncontrolling Interests

On July 7, 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada. The Offering and the Over-Allotment Option generated gross proceeds of approximately $820 million. We paid $49 million of expenses directly related to the transaction, including underwriting commissions and other items, in the third quarter of 2009. The gross proceeds included $22 million of cash remaining in Genworth Canada.

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of these changes in ownership interests and the effect on stockholders’ equity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$19	$(258)	$(500)	$(251)

Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Canada shares to noncontrolling interests	(85)	—	(85)	—
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Canada shares to noncontrolling interests	(3)	—	(3)	—

Net transfers to noncontrolling interests	(88)	—	(88)	—

Change from net income (loss) available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(69)	$(258)	$(588)	$(251)

(12) Equity Offering

On September 21, 2009, we completed the public offering of 55,200,000 shares of our Class A Common Stock, par value $0.001 per share (including the exercise in full of the underwriters’ option to purchase up to an additional 7,200,000 shares of our Class A Common Stock). Net proceeds were $622 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(13) Sale of Our Mexican Subsidiary

On September 30, 2009, we closed a transaction for the sale of one of our Mexican subsidiaries, Genworth Seguros Mexico, S.A. de C.V., (“Seguros”) to HDI-Gerling International Holding AG. The sale included the automobile, property and casualty, life and personal accident insurance business lines that Seguros distributed through independent professional insurance agents. As of September 30, 2009, we recorded a receivable of $38 million and contingent consideration of $8 million in the consolidated balance sheet. The sale resulted in an after-tax gain of $4 million. The net cash proceeds of $38 million were received on October 1, 2009.

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

•

Risks relating to our U.S. Mortgage Insurance segment, including our review of strategic alternatives for the segment, increases in mortgage insurance default rates or severity of defaults, deterioration in economic conditions or a decline in home price appreciation, the effect of the conservatorship of Fannie Mae and Freddie Mac on mortgage originations, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, increases in the use of reinsurance with reinsurance companies affiliated with our mortgage lending customers, increased competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance, changes in regulations, legal actions under the Real Estate Settlement Practices Act of 1974 (“RESPA”), potential liabilities in connection with our U.S. contract underwriting services, the extent to which we may continue to realize benefits from rescissions and the extent to which loan modifications and other similar programs may provide benefits to us;

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

•

Retirement and Protection. We offer and manage a variety of protection, wealth management, retirement income and institutional products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer wellness and care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs, financial planning services and mutual funds, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended September 30, 2009, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $68 million and $120 million, respectively. For the nine months ended September 30, 2009, our Retirement and Protection segment’s net loss available to Genworth Financial, Inc.’s common stockholders was $236 million and net operating income available to Genworth Financial, Inc.’s common stockholders was $310 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, New Zealand, Mexico and multiple European countries. Our products predominately insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30, 2009, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $97 million and $96 million, respectively. For the nine months ended September 30, 2009, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $278 million and $284 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended September 30, 2009, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $89 million and $116 million, respectively. For the nine months ended September 30, 2009, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $371 million and $385 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses that are managed outside of our operating segments. For the three months ended September 30, 2009, Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $57 million and $19 million, respectively. For the nine months ended September 30, 2009, Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $171 million and $105 million, respectively.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and trends in profitability of our businesses. Beginning in 2008, we saw slowing economies, rising unemployment, falling real estate values and reduced consumer spending in virtually all the markets in which we operate. In 2009, Canada and Australia have seen improvements in their economies and rising real estate values leading to stabilization and improvements in the housing markets. In the U.S. and in Europe, economies have remained weak and have only recently begun to stabilize. However, financial markets have improved significantly over the past two quarters, with strong performance and lower volatility in equity markets and narrowing spreads and better credit performance in many sectors of the debt markets, reversing a significant percentage of the declines. Despite continued stress in the U.S. housing market and variations in performance by sub-market, there have been early signs of stabilization in housing prices in the third quarter of 2009 as compared to earlier in the year.

We believe that the challenging market conditions experienced in 2008 combined with slow economic growth have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their consumption, debt and risk profiles in response to those conditions. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy and the potential for healthcare reform can affect economic business and consumer outlooks. This has been evident in lower mortgage originations and the slowdown in consumer lending in the majority of our target markets. However, the impact of these conditions, while initially consistent across our target markets, has begun to improve more rapidly in Canada and Australia as discussed above. In late 2007, we began to experience increased levels of delinquencies in our U.S. and international mortgage insurance businesses and an elevated incidence of claims in our lifestyle protection insurance business that continued into

2009. In the third quarter of 2009, we began to see a slowdown in the rate of delinquencies in our international mortgage insurance business and the rate of claims in our lifestyle protection insurance business resulting in a corresponding reduction in loss ratios. In our retirement and protection businesses, we saw consumers more willing to return to investing in equity markets and purchase or evaluate other protection and retirement offerings. We could experience an increase in lapses or surrenders of policies in our life and long-term care insurance businesses if our policyholders have cash needs. We have seen an adverse impact on sales, revenues and profitability trends of certain insurance and investment products in 2009 related to some of these market conditions, as well as other factors discussed within each segment discussion herein. However, in certain markets, we have seen an increase in sales and assets under management which indicate select trends may be reversing. We could see further adverse or more positive impacts on our results of operations depending on the direction these trends take.

In response to these current market conditions, we have tightened underwriting guidelines to reduce mortgage insurance risk or exposures globally. We increased pricing in multiple targeted markets and products. We have also adjusted our investment and asset-liability management strategies in an attempt to reduce risk during recent economic and financial market conditions. In addition, we have refined our product and distribution management strategies to best fit with our strengths, profitability targets and risk tolerance. These and other company actions seek to enhance our competitive position as well as our capital flexibility and liquidity as discussed under “—Liquidity and Capital Resources.”

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority to, among other things, purchase up to $700.0 billion of mortgage-backed and other securities from financial institutions, as well as invest directly in certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 that was designed to stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. Since the end of the first quarter of 2009, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken a variety of other actions to stabilize the capital markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs under consideration or implemented by the GSEs, lenders and the U.S. government. Outside of the U.S., various governments have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. There can be no assurance as to what impact any of these actions will have on the economic and financial markets, including levels of volatility. A prolonged economic recovery period or global recessionary setback could materially and adversely affect our businesses, financial condition and results of operations.

Volatility in credit and investment markets. Market conditions showed lower volatility and continued signs of improvement in the third quarter of 2009. Bank capital stress test results stabilized markets and enabled financial institutions to raise significant amounts of capital to begin rebuilding balance sheets. This contributed to another quarter of improved equity and credit market performance. As investor appetite for riskier assets has returned, credit spreads have continued to compress and a broader range of companies have been able to re-access the debt markets. In addition, the continued expansion of government programs has stabilized the structured securities markets and provided expanded market access to issuers of asset-backed securities. As a result, the marketplace has seen liquidity premiums shrink in many sectors and a clearer differentiation between the performance of individual credits has returned. Despite the overall improvement, increasing unemployment and continued economic uncertainty have led to further declines in commercial real estate and consumer-related asset performance, although the rate of decline for the consumer-related asset sectors has slowed.

While the marketplace is still experiencing a decline in the performance of collateral underlying certain structured securities, corporate impairments have decreased significantly in 2009. We recorded net other-than-temporary impairments of $945 million during the nine months ended September 30, 2009. Impairments recorded in the second and third quarters of 2009 were lower than the trends experienced in the second half of 2008 and the first quarter of 2009 as market improvements have continued and we expect losses to trend down and be manageable within our capital structure. Additionally, for the nine months ended September 30, 2009, losses related to limited partnerships increased to $160 million. However, in the third quarter of 2009, we saw a decline in losses related to limited partnerships from the second quarter of 2009. Although economic conditions may continue to negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform.

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

There has been an overall decline in life insurance sales for the industry given recent market conditions. Consistent with the industry, our life insurance sales trended down during 2008 and through the first half of 2009. We saw a modest increase in sales during the third quarter of 2009 as compared to the second quarter of 2009. In our universal life insurance products, we anticipate that new premium sales may decline before returning to a growth profile as we introduce new life insurance products priced to achieve targeted returns and designed for our refined target market. In term life insurance, we have continued to execute on our refined “main street” market focus (characterized by face amounts of $1 million or below). As a result, while new policy counts have risen, overall new sales premiums have declined. In addition, we are introducing a new term universal life insurance product that is designed to and will replace our current traditional term life insurance products. As a result, sales of our traditional term insurance will decline and will be replaced by term universal life insurance sales, the growth rate of which will depend upon the timing of distributor and consumer adoption, which may vary.

Beginning in late 2008 and continuing through the third quarter of 2009, we have seen favorable mortality in our life insurance products as compared to priced mortality. Additionally, we have experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue) and expect this trend to continue for a period of time as certain blocks of business reach the post-level rate period.

During 2009, certain competitors have increased prices and exited certain product features in the life insurance market, particularly in policies with longer guarantee periods and no lapse guarantees, which could benefit our competitiveness and returns over time. Competitors have made pricing adjustments, in part, to address Regulations XXX and AXXX which require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. The solutions for these increased reserve requirements have become more limited and expensive for certain in-force books of business, which has and will continue to negatively impact certain product margins, and therefore, our results of operations. Related to our in-force contracts, we have committed funding sources for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX so unfunded reserve exposure is minimal. In addition, as noted above, we have also introduced, and are introducing, product modifications to our universal life insurance products which provide shorter guarantee periods, thereby reducing the capital requirements and mitigating the level of future additional statutory reserve funding requirements. We are also introducing a new term universal life insurance product that is designed to replace our existing term life insurance products which will offer death benefit guarantee premiums that are competitive with traditional term insurance premiums, with the greater flexibility associated with universal life coverage. These new products are designed to reduce capital requirements and limit financing costs associated with existing products.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance.

In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Although our sales in the last year have been adversely impacted primarily by the general economic conditions and lower sales through our independent distribution channel, the decline has been partially mitigated by the strength of our career force, breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings, including additional group long-term care insurance and linked-benefits offerings. In the third quarter of 2009, we experienced an improvement in our long-term care insurance sales. In addition, we previously filed for state regulatory approvals for premium rate increases of between 8% and 12% on most of our block of older issued long-term care insurance policies and have implemented the majority of these rate increases. The recent rate increases have contributed to higher revenues and results of operations for these blocks of business.

In 2008, the impact of lower termination rates, in particular lapse rates on older issued policies, some with expiring reinsurance coverage, caused higher benefits and other changes in policy reserves, resulting in lower results of operations for older blocks of business. However, in the first half of 2009, termination rates increased on the new and old blocks of business resulting in lower benefits and other changes in policy reserves that contributed to higher results of operations. During the third quarter of 2009, termination rates declined principally due to lower mortality than anticipated.

In response to these trends, we continue pursuing multiple growth initiatives, investing in case management improvements, maintaining tight expense management, actively exploring reinsurance and capital market strategies, executing effective investment strategies and, if appropriate, considering other actions to improve profitability of the overall block. In addition, proposed changes in regulations or government programs, such as certain aspects of health care reform, if enacted, could impact our long-term care insurance business. We continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market conditions. In the second half of 2008 through early 2009, the decline and volatility in the equity markets negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. With the improvement in the equity markets in the second and third quarters of 2009, along with the introduction of new investment strategies, we had higher sales, positive net flows and higher assets under management quarter over quarter. Depending upon the direction of equity markets in the future, we would expect to see a correlated impact on performance in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product features, ratings and competitive strength. We provide various product features such as current and minimum crediting rates on our spread-based products, surrender charge periods in our annuities, as well as guaranteed benefit features in variable annuity products that we offer which provide a guaranteed death or living benefits to the consumer.

We have scaled back certain product features, targeted distributors and sales personnel supporting our annuity products due to the adverse market conditions and our risk appetite, profitability and capital strategies. In addition, in late 2008 and early 2009, due to adverse market conditions, our operating results and ratings downgrades, certain firms elected to suspend sales of fixed and variable annuity products issued by one or more of our subsidiaries. The largest impact of these suspensions was on our fixed annuity offerings through large financial institutions. However, as a result of the market recovery and our improved financial performance, several key firms have lifted their suspension and are once again offering our products. Additionally, in the third quarter of 2009, we have expanded our distribution relationships with new financial institutions and general agencies.

We continue to offer fixed annuity products on a selective basis with brokerage general agents and financial institutions as part of our overall product suite. Sales may fluctuate as we are offering these products opportunistically. We may reduce crediting rates on deferred annuities and have repriced immediate annuities to maintain spreads and targeted returns. Since the second half of 2008, spreads on fixed annuity products have declined related to lower short-term rates and from holding higher cash balances to manage through challenging market conditions. We anticipate improvement in spreads as cash is reinvested at higher yields in the near term.

In our variable annuity products, market pressures in late 2008 and early 2009 increased our expected death and living benefit costs, the costs of our hedging programs and the level of capital we may need to support these products. The significant declines and increased volatility in the equity markets during the second half of 2008 and the first quarter of 2009 negatively impacted our results of operations through accelerated amortization of deferred acquisition costs and increased reserves. However, the improvement in the equity markets during the second and third quarters of 2009 favorably impacted our results through lower amortization of deferred acquisition costs and lower reserves. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results of operations.

We continue to offer annuity products with living benefit features, such as those described above. However, in response to the volatility in equity markets, certain product features have been scaled back to reduce risk and costs have been increased to the consumer. These product changes are similar to actions taken by many of our competitors. We believe the benefits offered by these products are still attractive to consumers within our target markets as we experienced increased sales in these products during the third quarter of 2009.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. As a result of market turmoil and investors’ need for higher yields, credit quality and/or greater liquidity, we do not anticipate writing new institutional business in the current market environment. Therefore, we expect liabilities associated with these products to decline as existing contracts mature. We have not experienced any significant levels of early termination requests in 2009 nor do we expect these.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Since early 2008, we have seen a slowdown in high loan-to-value mortgage origination levels and an increase in unemployment in all of our international markets. Accordingly, we have experienced lower levels of new insurance written in most markets and increased losses, which have adversely impacted the growth of our revenues and our results of operations with variations seen by individual country.

Throughout 2009, we have observed increased stability in the housing markets, with improvements in Canada and Australia, as lower mortgage rates, lower home prices, certain government programs and improved consumer confidence have resulted in increased home sales activity. As a result, home prices have increased in these markets during the first nine months of 2009. Additionally, while unemployment has increased during 2009, we have seen signs of stabilization or improvement in unemployment rates in these two markets in the third quarter of 2009. In certain of our European mortgage insurance markets, we have observed early signs of stabilization as the rate of unemployment increase and the declines in home prices have moderated.

Canada and Australia comprise approximately 95% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 67% as of September 30, 2009. We expect that these established markets will continue to contribute the majority of total revenues and profits of this business. Given the current market environment, our entry and growth in developing international markets will be selective.

In Canada and Australia, our international mortgage insurance business has expanded with favorable operating results; however, we have experienced higher loss levels as recent books of insurance in-force season in a period of higher unemployment and lower levels of home price appreciation. As the housing markets in Canada and Australia continue to stabilize, we would expect loss levels to remain at or come down from recent levels experienced. High-risk lending practices such as sub-prime and 100% loan-to-value lending were far less common in international markets than they were in the United States, and there has been less reliance on capital market funding for liquidity needs. In early 2008, we began taking steps to tighten our underwriting requirements, increase prices in targeted areas or products and enhance loss mitigation initiatives in light of the slowing economies and housing markets. For example, during 2008, we implemented a price increase with certain lenders in our European mortgage insurance business, and we implemented an approximate 17% price increase in our Australian mortgage insurance business. During 2009, we again increased prices for certain accounts in Europe, and implemented an approximate 20% increase in Australia. In addition, we have significantly expanded our focus on, and the resources devoted to, our loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that will keep delinquent borrowers in their homes. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain both their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. During the first nine months of 2009, there has been an increase in the number of loans subject to our loss mitigation initiatives, which we believe has had a favorable impact on our results of operations.

In Canada, government actions such as reductions in interest rates, the expansion of the Canadian Mortgage Bond Program and the establishment of a $125.0 billion mortgage purchase program have helped mitigate the impact of the economic slowdown in the Canadian housing market. In Australia, government actions were taken in the second half of 2008, such as providing aid to first-time home buyers, establishing temporary liquidity facilities to purchase residential mortgage-backed securities directly from lenders and the implementation of several interest rate cuts, to help offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment. Interest rate cuts continued into 2009 with the Bank of Canada lowering its overnight rate by 125 basis points and the Reserve Bank of Australia lowering its cash rate by the same amount, both since the beginning of 2009. As a sign of the relative health and stability of the Australian economy, the Reserve Bank of Australia has begun to gradually lessen the stimulus provided and increased the cash rate 25 basis points in early October 2009.

In Australia, as a result of lower interest rates and specific government programs, there has been an increase in mortgage originations by first-time home buyers and an associated increase in our new insurance written. The Australian government extended its first-time home buyer program through the end of 2009, although at reduced levels. We expect that lower levels of government support to first-time home buyers may reduce the level of high loan-to-value originations going forward and our level of new insurance written.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the nine months ended September 30, 2009, sales decreased primarily as a result of slowing economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened their lending criteria and consumer demand declined. Additionally, our continued focus on risk management has led us to exit certain relationships or concentration of coverages. We have also experienced lower single premium sales due in part to the adoption of new business regulations of sales practices in the U.K. Depending on the severity and length of these trends, we may experience additional sales declines.

In contrast to the second half of 2008 and the first half of 2009, when unemployment rates increased rapidly, we have seen a slowdown in the rate of increase in unemployment over the past several months across Europe. Consequently, we experienced a significant increase in claim registrations on unemployment-related policies, particularly in Spain, Ireland and the U.K. during late 2008 and through March 2009 and have experienced a significant slowdown in new unemployment claim registrations since March 2009. We continue to expect unemployment rates in Europe to increase then moderate as we move through 2010, albeit at a slower rate of increase, and to be more in line with the rate of change witnessed in the recent months.

Significant progress has been made in terms of price, coverage or distribution contract changes to both new and eligible in-force policies and these actions are expected to continue through 2009 and into 2010. Collectively, these strategies will help absorb the impact of increased unemployment and are expected to improve future results. In addition, significant loss mitigation resources have been added to ensure that all claims are handled in a timely and accurate fashion.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment.

We expect unemployment levels to further increase into 2010. Home prices are beginning to stabilize or improve in many U.S. markets after a significant decline from their peak level. Overall, we still anticipate more modest declines in home values into 2010. Certain regions around the country, particularly Florida, California, Arizona, Nevada and Michigan, continue to experience an economic slowdown. Over time, these areas have seen a more pronounced weakness in their housing markets, as well as declines in home prices.

Even though various government-sponsored and lender foreclosure moratoria have been suspended, we are seeing a lag in the rate at which delinquent loans are both entering into foreclosure as well as progressing through the foreclosure process. Consequently, we expect to see an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As these loans go through foreclosure, our paid claims will increase. At the same time, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs and various lenders, which may mitigate losses on loans we insure. We are actively participating in and supporting these various programs. The increased number of delinquent loans requiring servicing has strained the resources of servicers, in some cases reducing or limiting their ability to undertake loss mitigation efforts that could help limit our claim loss exposure. We continue to pursue ways to support the servicers in their efforts to increase the impact from our loss mitigation activities.

Delinquency and foreclosure levels have increased from the prior quarter and remain high, thus further pressuring home prices resulting in defaults not being supported by adequate levels of embedded home price appreciation to buffer or offset losses. We believe this overall pressure on the housing market is adversely affecting the performance of our portfolio, in particular our 2005, 2006 and 2007 books of business, across all product lines in all markets, but with particular impact in certain vintage years, states and product types. These factors contributed to an increase in paid claims and loss reserves over the past several quarters as a result of a significant increase in delinquencies and foreclosures in our more recent books of business. These trends are also evident in all products across all regions of the country, particularly in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. We are still experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans including payment option ARMs and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business, offset partially by increased benefits from risk mitigation activities including rescission actions. As home values continue to decline and credit liquidity remains tight, the ability to cure a delinquent loan is more difficult to achieve.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales and rescissions, have resulted in a reduction of loss exposure of approximately $557 million for the nine months ended September 30, 2009. In the process, we approved approximately 17,600 workouts, loan modifications and pre-sales during this period resulting in a reduction of loss exposure of approximately $173 million. The workouts and loan modifications could be subject to potential re-default by the underlying borrowers. In addition, as a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings resulted in rescission actions that reflect approximately $384 million of further reduction in our exposure for future losses for the nine months ended September 30, 2009. Our investigations process and rescission actions along with expanded loan modification efforts given various related lender and government programs, are expected to continue and have had a significant benefit; however, going forward, there is no assurance regarding what specific level of benefits will result.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the nine months ended September 30, 2009, we recorded reinsurance recoveries of $236 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to the 2005, 2006 and 2007 books of business. We have exhausted certain captive reinsurance tiers for these book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we would be responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only consider participation in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 books of business.

A weak housing market and the lack of liquidity in some mortgage securitization markets continue to drive a smaller mortgage origination market in 2009. The mortgage insurance penetration rate and the mortgage insurance market size have been driven down by lack of liquidity, tight underwriting guidelines, growth in Federal Housing Administration (“FHA”) originations and weak housing markets. Going forward, this trend may potentially offset the increase in demand for private mortgage insurance.

We continue controlling the quality of our current book of business through tight underwriting guidelines, which we may modify from time to time when circumstances warrant such changes. We are also seeing the benefit of the previously announced rate increase of 20% on average for our flow products and a reduction in captive cession which equates to an effective pricing improvement of approximately 15%. We have exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We also continue to monitor our declining market policy which among various restrictions limited coverages to loans with 90% loan-to-value and below and to adjust those markets accordingly as areas of the U.S. housing market begin to stabilize. Recently, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions, which should positively impact new production going forward.

Our level of market penetration and eventual market size could also be affected by any actions taken by the GSEs or the FHA or governmental actions impacting housing policy or related reforms. The Housing and Economic Recovery Act of 2008 provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We are operating this business in a disciplined fashion with sound risk and capital management practices to maintain a self-sufficient capital plan capable of absorbing continued downside economic conditions. We are benefiting from recent changes in regulation, such as the clarification to adjust the risk to capital calculation to exclude the risk in-force with an established loss reserve, which have increased flexibility in the current environment. Legislation was signed into law recently in North Carolina granting discretion to the regulator through mid-2011 allowing a well capitalized mortgage insurer to exceed the 25:1 requirement under certain circumstances which would allow for a potential increase in new business in 36 states.

Ratings

On September 9, 2009, Moody’s Investors Service downgraded the insurance financial strength rating of our European mortgage insurance business to “Baa3” from “Baa2” with a negative outlook and removed the rating from review for possible downgrade. Other rating actions affecting Genworth during 2009 were previously disclosed in our Annual Report on Form 10-K filed on March 2, 2009 or in our Quarterly Reports on Form 10-Q filed on May 8, 2009 and July 31, 2009.

Critical Accounting Estimates

Our 2008 Annual Report on Form 10-K contains a detailed discussion of our critical accounting estimates that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The following updates the critical accounting estimates previously provided and, accordingly, should be read in conjunction with our 2008 Annual Report on Form 10-K.

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

Prior to adoption of new accounting guidance related to the recognition and presentation of other-than-temporary impairments on April 1, 2009, we generally recognized an other-than-temporary impairment on debt securities in an unrealized loss position when we did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in net income (loss) as an adjustment to the amortized cost of the security.

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

Total other-than-temporary impairments are calculated as the difference between the amortized cost and fair value that emerged in the current period. For other-than-temporarily impaired securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, total other-than-temporary impairments are adjusted by the portion of other-than-temporary impairments recognized in other comprehensive income (loss) (“OCI”) (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represents the credit loss on the other-than-temporarily impaired securities with the offset recognized as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.

For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represents the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security is recorded in OCI.

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

The new accounting guidance related to investments also amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery in determining whether an impairment was other-than-temporary and replaced that provision with the assertion that management does not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Prior to the adoption of the new accounting guidance related to investments, management would only authorize the sale of securities not deemed to be other-than-temporarily impaired in response to unforeseen events. If evidence of the conditions or events resulting in our change of intent to hold to recovery was insufficient to prove the events could not have been foreseen, the sale of the security would have been prohibited to ensure consistency with management’s previous assertion of having the intent and ability to hold the security to recovery. Subsequent to the adoption of the new accounting guidance related to investments, management may decide to sell certain securities as a part of our normal portfolio management.

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

In its letter to the Financial Accounting Standards Board (the “FASB”) dated October 14, 2008, the U.S. Securities and Exchange Commission (“SEC”) stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings after October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of a deterioration in credit of the issuer as of the balance sheet date. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity impairment model. The majority of our hybrid securities are with foreign financial institutions and virtually all retain a credit rating of investment grade. Despite their high credit quality, fair value of these securities remains depressed due to uncertainty surrounding the level and type of government support including the risk that these institutions could be nationalized.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,492	$1,735	$(243)	(14)%
Net investment income	759	918	(159)	(17)%
Net investment gains (losses)	(122)	(816)	694	85%
Insurance and investment product fees and other	262	331	(69)	(21)%

Total revenues	2,391	2,168	223	10%

Benefits and expenses:
Benefits and other changes in policy reserves	1,450	1,497	(47)	(3)%
Interest credited	225	319	(94)	(29)%
Acquisition and operating expenses, net of deferrals	484	515	(31)	(6)%
Amortization of deferred acquisition costs and intangibles	143	208	(65)	(31)%
Interest expense	96	125	(29)	(23)%

Total benefits and expenses	2,398	2,664	(266)	(10)%

Loss before income taxes	(7)	(496)	489	99%
Benefit for income taxes	(52)	(238)	186	78%

Net income (loss)	45	(258)	303	117%
Less: net income attributable to noncontrolling interests	26	—	26	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$19	$(258)	$277	107%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for individual life, long-term care, Medicare supplement, single premium immediate annuities and structured settlements with life contingencies, payment protection and mortgage insurance policies.

•

Our Retirement and Protection segment decreased $145 million primarily due to a $151 million decrease in our retirement income business, partially offset by a $6 million increase in our long-term care insurance business.

•

Our International segment decreased $64 million as a result of a $55 million decrease in our lifestyle protection insurance business and a $9 million decrease in our international mortgage insurance business. The three months ended September 30, 2009 included a decrease of $42 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $29 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 4.4% for the three months ended September 30, 2009 from 5.1% for the three months ended September 30, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and assets backing our non-recourse funding obligations and from holding higher cash balances to cover near term obligations and portfolio repositioning activities. There was also a decrease in policy loans from a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy. These decreases were partially offset by lower losses in the current year on limited partnerships accounted for under the equity method.

•	The three months ended September 30, 2009 included a decrease of $7 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $196 million of net other-than-temporary impairments during the three months ended September 30, 2009 compared to $577 million for the three months ended September 30, 2008. Of total impairments, $94 million and $236 million related to residential mortgage-backed and asset-backed securities for the three months ended September 30, 2009 and 2008, respectively. We also had $71 million of impairments related to financial hybrid securities primarily from banks in the U.K. and the Netherlands and $22 million related to corporate fixed maturity securities which were a result of intent to sell.

•	Net investment gains from derivatives increased $109 million primarily related to our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

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

•

Our Retirement and Protection segment decreased $83 million largely driven by a $77 million decrease in our institutional business, a decrease of $14 million in our wealth management business and a decrease of $4 million in our retirement income business. These decreases were partially offset by a $13 million increase in our life insurance business.

•	Our International segment increased $5 million primarily as a result of an increase in our lifestyle protection insurance business.

•	Corporate and Other activities increased $9 million.

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

•

Our Retirement and Protection segment decreased $144 million primarily attributable to a $150 million decrease in our retirement income business and a $19 million decrease in our life insurance business, partially offset by a $25 million increase in our long-term care insurance business.

•

Our International segment increased $53 million as a result of an increase in our lifestyle protection insurance business of $34 million and an increase of $19 million in our international mortgage insurance business. The three months ended September 30, 2009 included a decrease of $17 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $45 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited related to our Retirement and Protection segment decreased $94 million primarily due to a $60 million decrease in our institutional business, a decrease in our long-term care insurance business of $27 million and an $8 million decrease in our retirement income business.

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

•

Our Retirement and Protection segment decreased $6 million primarily attributable to a $9 million decrease in our wealth management business, partially offset by an increase of $5 million in our long-term care insurance business.

•

Our International segment decreased $39 million related to a $31 million decrease in our lifestyle protection insurance business and an $8 million decrease in our international mortgage insurance business. The three months ended September 30, 2009 included a decrease of $15 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $13 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $17 million primarily due to an increase of $35 million from our retirement income business and a $10 million increase in our long-term care insurance business. These increases were partially offset by a decrease of $14 million in our life insurance business and a decrease of $14 million in our institutional business.

•

Our International segment decreased $22 million related to a decrease of $25 million in our lifestyle protection insurance business, partially offset by an increase of $3 million in our international mortgage insurance business. The three months ended September 30, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $62 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $15 million primarily related to our life insurance business.

•

Our International segment decreased $4 million related to an increase in our lifestyle protection insurance business. The three months ended September 30, 2009 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $10 million.

Benefit for income taxes. The effective tax rate increased to 742.9% for the three months ended September 30, 2009 from 48.0% for the three months ended September 30, 2008. This increase in the effective tax rate was primarily attributable to small pre-tax results in relation to tax adjustments, including tax favored investments, the effect of lower taxed foreign income, non-deductible expenses and interest on uncertain tax positions. The three months ended September 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. The change from a net loss available to Genworth Financial, Inc.’s common stockholders in the three months ended September 30, 2008 to net income available to Genworth Financial, Inc.’s common stockholders was largely the result of lower investment impairments recorded during the current year and higher tax benefits recognized in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders was a decrease of $6 million, net of tax, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$4,496	$5,161	$(665)	(13)%
Net investment income	2,251	2,873	(622)	(22)%
Net investment gains (losses)	(945)	(1,560)	615	39%
Insurance and investment product fees and other	806	845	(39)	(5)%

Total revenues	6,608	7,319	(711)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,450	4,284	166	4%
Interest credited	763	984	(221)	(22)%
Acquisition and operating expenses, net of deferrals	1,381	1,594	(213)	(13)%
Amortization of deferred acquisition costs and intangibles	602	620	(18)	(3)%
Interest expense	306	347	(41)	(12)%

Total benefits and expenses	7,502	7,829	(327)	(4)%

Loss before income taxes	(894)	(510)	(384)	(75)%
Benefit for income taxes	(420)	(259)	(161)	(62)%

Net loss	(474)	(251)	(223)	(89)%
Less: net income attributable to noncontrolling interests	26	—	26	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(500)	$(251)	$(249)	(99)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment decreased $286 million primarily due to a $344 million decrease in our retirement income business and an $8 million decrease in our life insurance business, partially offset by a $66 million increase in our long-term care insurance business.

•

Our International segment decreased $297 million as a result of a $226 million decrease in our lifestyle protection insurance business and a $71 million decrease in our international mortgage insurance business. The nine months ended September 30, 2009 included a decrease of $254 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $68 million.

Net investment income

•

Weighted-average investment yields decreased to 4.3% for the nine months ended September 30, 2009 from 5.3% for the nine months ended September 30, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and assets backing our non-recourse funding obligations and from holding higher cash balances to cover near term obligations and portfolio repositioning activities. There were higher losses in the current year on limited partnerships accounted for under the equity method and a decrease in policy loans from a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy.

•	The nine months ended September 30, 2009 included a decrease of $58 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $945 million of net other-than-temporary impairments during the nine months ended September 30, 2009 compared to $1,316 million for the nine months ended September 30, 2008. Of total impairments, $427 million and $853 million related to residential mortgage-backed and asset-backed securities for the nine months ended September 30, 2009 and 2008, respectively. We also had $316 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands and $81 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains from derivatives increased $128 million primarily related to changes in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year which were partially offset by losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

Insurance and investment product fees and other

•

Our Retirement and Protection segment decreased $33 million largely driven by a decrease of $55 million in our wealth management business and a decrease of $26 million in our retirement income business. These decreases were partially offset by a $24 million increase in our institutional business and a $20 million increase in our life insurance business.

•

Our International segment decreased $3 million primarily as a result of a decrease in our lifestyle protection insurance business. The nine months ended September 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $18 million.

•	Corporate and Other activities increased $15 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment decreased $244 million primarily attributable to a $308 million decrease in our retirement income business and a $3 million decrease in our life insurance business. These decreases were partially offset by a $67 million increase in our long-term care insurance business.

•

Our International segment increased $148 million as a result of an increase in our international mortgage insurance business of $78 million and an increase of $70 million in our lifestyle protection insurance business. The nine months ended September 30, 2009 included a decrease of $108 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $265 million.

Interest credited. Interest credited related to our Retirement and Protection segment decreased $221 million primarily due to a $190 million decrease in our institutional business, a $17 million decrease in our retirement income business and a decrease in our long-term care insurance business of $15 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment decreased $45 million primarily attributable to a $36 million decrease in our wealth management business, a decrease of $13 million from our retirement income business and an $8 million decrease in our life insurance business. These decreases were partially offset by an increase of $14 million in our long-term care insurance business.

•

Our International segment decreased $178 million related to a $134 million decrease in our lifestyle protection insurance business and a $44 million decrease in our international mortgage insurance business. The nine months ended September 30, 2009 included a decrease of $81 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $7 million.

•	Corporate and Other activities increased $17 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $132 million primarily due to an increase of $132 million from our retirement income business and a $37 million increase in our long-term care insurance business. These increases were partially offset by a decrease of $24 million in our life insurance business and a $13 million decrease in our institutional business.

•

Our International segment decreased $82 million related to a decrease of $85 million in our lifestyle protection insurance business, partially offset by an increase of $3 million in our international mortgage insurance business. The nine months ended September 30, 2009 included a decrease of $37 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $72 million.

Interest expense

•	Our Retirement and Protection segment decreased $51 million primarily related to our life insurance business.

•

Our International segment increased $13 million related to an increase in our lifestyle protection insurance business. The nine months ended September 30, 2009 included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $3 million.

Benefit for income taxes. The effective tax rate decreased to 47.0% for the nine months ended September 30, 2009 from 50.8% for the nine months ended September 30, 2008. This decrease in the effective tax rate was primarily attributable to the proportion of lower taxed foreign income and tax favored investment benefits to pre-tax results, partially offset by a change in uncertain tax positions recognized in the current year. The nine months ended September 30, 2009 included a decrease of $22 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

Net loss available to Genworth Financial, Inc.’s common stockholders. The net loss available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2009 was largely the result of losses incurred in our U.S. Mortgage Insurance segment and declines in our International and Retirement and Protection segments. For a discussion of our Retirement and Protection, International and U.S. Mortgage

Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders was a decrease of $55 million, net of tax, attributable to changes in foreign exchange rates.

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2009	2008 (2)	2009 (1)	2008 (2)
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.04	$(0.60)	$(1.14)	$(0.58)

Diluted	$0.04	$(0.60)	$(1.14)	$(0.58)

Weighted-average common shares outstanding:
Basic	448.9	433.1	438.5	433.2

Diluted	451.6	433.1	438.5	433.2

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share. Therefore, as a result of our net loss for the nine months ended September 30, 2009, the inclusion of 1.3 million of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the nine months ended September 30, 2009, dilutive potential common shares would have been 439.8 million.

(2)

We were required under applicable accounting guidance to use basic weighted-average common shares outstanding in the calculation of the 2008 diluted loss per share as a result of our net loss for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, the inclusion of 0.7 million and 1.3 million, respectively, of shares for stock options, restricted stock units and stock appreciation rights would have been antidilutive to the calculation. If we had not incurred a net loss for the three and nine months ended September 30, 2008, dilutive potential common shares would have been 433.8 million for the three months ended September 30, 2008 and 434.5 million for the nine months ended September 30, 2008.

See note 3 in our “—Notes to Condensed Consolidated Financial Statements” for a discussion of the exchange offer completed in August 2009 and note 12 for a discussion of the equity offering in September 2009.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business we generated during each period presented; and (6) written premiums, net of cancellations, for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life, international and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$813	$958	$(145)	(15)%
Net investment income	601	730	(129)	(18)%
Net investment gains (losses)	(109)	(702)	593	84%
Insurance and investment product fees and other	239	322	(83)	(26)%

Total revenues	1,544	1,308	236	18%

Benefits and expenses:
Benefits and other changes in policy reserves	904	1,048	(144)	(14)%
Interest credited	225	319	(94)	(29)%
Acquisition and operating expenses, net of deferrals	228	234	(6)	(3)%
Amortization of deferred acquisition costs and intangibles	67	50	17	34%
Interest expense	23	38	(15)	(39)%

Total benefits and expenses	1,447	1,689	(242)	(14)%

Income (loss) before income taxes	97	(381)	478	125%
Provision (benefit) for income taxes	29	(156)	185	119%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	68	(225)	293	130%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	52	403	(351)	(87)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$120	$178	$(58)	(33)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$79	$63	$16	25%
Long-term care insurance	35	39	(4)	(10)%
Wealth management	8	12	(4)	(33)%
Retirement income	8	15	(7)	(47)%
Institutional	(10)	49	(59)	(120)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$120	$178	$(58)	(33)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $16 million mainly attributable to a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year, partially offset by lower net investment income from lower yields and lower average invested assets.

•	Our long-term care insurance business decreased $4 million due to a favorable reserve adjustment in the prior year that did not recur, partially offset by growth of the in-force block.

•	Our wealth management business decreased $4 million from lower average assets under management due to lower net flows and market declines.

•

Our retirement income business decreased $7 million. Our spread-based products decreased $24 million largely from lower net investment income from lower yields and lower sales in the current market environment. Our fee-based products increased $17 million mainly from improved market performance.

•

Our institutional business decreased $59 million from a decrease in net investment income from lower yields and lower income attributable to the early retirement of institutional contracts in the current year, partially offset by a goodwill impairment charge in the third quarter of 2008 and lower interest credited primarily from lower interest rates on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Revenues

Premiums

•	Our life insurance business was flat as an increase in ceded reinsurance and lower production in the current year were offset by in-force growth of our term life insurance products.

•

Our long-term care insurance business increased $6 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions, partially offset by an unfavorable reinsurance adjustment of $16 million in the current year.

•	Our retirement income business decreased $151 million primarily attributable to lower life contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business decreased $30 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves and from lower average invested assets. Net investment income in the current year also included $3 million of higher losses from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $2 million largely as a result of an increase in average invested assets due to growth in the in-force block, partially offset by a decrease in policy loans from a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy.

•

Our retirement income business decreased $20 million primarily as a result of lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year also included $3 million of lower losses from limited partnerships accounted for under the equity method.

•

Our institutional business decreased $81 million attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. These decreases were offset by $9 million of lower losses in the current year from limited partnerships accounted for under the equity method.

Net investment gains (losses)

•	Net investment losses in our life insurance business decreased $94 million primarily due to lower impairments recorded in the current year.

•	Our long-term care insurance business had net investment gains in the current year from portfolio repositioning activities as compared to net investment losses in the prior year from impairments.

•

Net investment losses in our retirement income business decreased $262 million. Net investment losses in our spread-based products decreased $172 million primarily due to lower impairments. Our fee-based products had net investment gains in the current year of $8 million primarily from gains related to embedded derivatives associated with our variable annuity products with GMWBs compared to losses of $82 million in the prior year.

•	Net investment losses in our institutional business decreased $201 million primarily due to lower impairments recorded in the current year.

Insurance and investment product fees and other

•

Our life insurance business increased $13 million primarily due to higher cost of insurance charges in the current year and a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year. These increases were partially offset by a reclassification adjustment in the prior year to benefits and other changes in policy reserves related to our universal life insurance products that did not recur.

•	Our wealth management business decreased $14 million primarily attributable to lower average assets under management due to lower net flows and market declines.

•

Our retirement income business decreased $4 million mainly due to the unfavorable market impact in prior quarters on our fee-based products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008.

•	Our institutional business decreased $77 million related to lower income from the early retirement of institutional contracts at a discount to contract values in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $19 million driven by lower production and higher ceded reserves in the current year, as well as favorable mortality related to our term life insurance products. There was also a reclassification adjustment in the prior year from insurance and investment product fees and other related to our universal life insurance products that did not recur. These decreases were partially offset by unfavorable mortality in the current year related to our universal life insurance products.

•

Our long-term care insurance business increased $25 million mainly attributable to the aging and growth of the in-force block and an increase in Medicare supplement claims. This was partially offset by a favorable reinsurance adjustment of $15 million in the current year. The prior year included a favorable reserve adjustment of $14 million related to updating utilization factors that did not recur.

•

Our retirement income business decreased $150 million largely attributable to our life contingent spread-based products driven by a decline in sales in the current year. Our fee-based products also decreased largely related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by improved market performance which was partially offset by an increase in GMDB claims.

Interest credited

•	Our long-term care insurance business decreased $27 million as a result of a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy.

•	Our retirement income business decreased $8 million from lower account values on fixed annuities and lower crediting rates.

•

Our institutional business decreased $60 million mainly attributable to a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $5 million due to growth in our in-force block, partially offset by cost saving initiatives taken in the current year.

•	Our wealth management business decreased $9 million from lower asset-based expenses as average assets under management decreased from lower net flows and market declines.

•

Our retirement income business remained flat as a decrease in costs associated with a decline in sales of our spread-based products was offset by an increase in non-recoverable acquisition expenses mainly related to lower production of our spread-based and fee-based products in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $14 million primarily from an adjustment to estimated gross profits in the current year of $20 million and lower amortization of $5 million from a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year as compared to the prior year. These decreases were partially offset by an increase in amortization related to our term life insurance products driven by higher lapses and growth of the in-force block.

•	Our long-term care insurance business increased $10 million due to growth of the in-force block.

•

Our retirement income business increased $35 million primarily as a result of an increase of $25 million in our fee-based products attributable to higher amortization of deferred acquisition costs from gains in the current year related to embedded derivatives associated with our variable annuity products with GMWBs as compared to losses in the prior year. Our spread-based products increased $10 million mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses and an unfavorable unlocking primarily related to spread assumptions in the current year. These increases were partially offset by a decrease in amortization due to lower lapses and tighter spreads on these products.

•	Our institutional business decreased $14 million primarily from an impairment charge related to goodwill of $12 million in the third quarter of 2008.

Interest expense. Interest expense decreased $15 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate decreased to 29.9% for the three months ended September 30, 2009 from 40.9% for the three months ended September 30, 2008. This decrease in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the third quarter of 2008 and a change in uncertain tax positions in the current year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

(Amounts in millions)	Nine months ended September 30,		Increase (decrease) and percentage change
	2009	2008	2009 vs. 2008
Revenues:
Premiums	$2,477	$2,763	$(286)	(10)%
Net investment income	1,798	2,292	(494)	(22)%
Net investment gains (losses)	(858)	(1,423)	565	40%
Insurance and investment product fees and other	762	795	(33)	(4)%

Total revenues	4,179	4,427	(248)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,713	2,957	(244)	(8)%
Interest credited	763	984	(221)	(22)%
Acquisition and operating expenses, net of deferrals	645	690	(45)	(7)%
Amortization of deferred acquisition costs and intangibles	371	239	132	55%
Interest expense	73	124	(51)	(41)%

Total benefits and expenses	4,565	4,994	(429)	(9)%

Loss before income taxes	(386)	(567)	181	32%
Benefit for income taxes	(150)	(219)	69	32%

Net loss available to Genworth Financial, Inc.’s common stockholders	(236)	(348)	112	32%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	546	838	(292)	(35)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$310	$490	$(180)	(37)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

(Amounts in millions)	Nine months ended September 30,		Increase (decrease) and percentage change
	2009	2008	2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$175	$215	$(40)	(19)%
Long-term care insurance	118	111	7	6%
Wealth management	21	35	(14)	(40)%
Retirement income	(25)	64	(89)	(139)%
Institutional	21	65	(44)	(68)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$310	$490	$(180)	(37)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $40 million primarily from lower net investment income and a favorable tax examination development in the prior year, partially offset by a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year.

•

Our long-term care insurance business increased $7 million mainly related to growth of the in-force block and cost saving initiatives taken in the current year. These increases were partially offset by favorable reserve adjustments in the prior year and a decrease in net investment income from lower yields and losses related to limited partnerships accounted for under the equity method.

•	Our wealth management business decreased $14 million from lower average assets under management due to lower net flows and market declines.

•

Our retirement income business decreased $89 million. Results of our spread-based products decreased $74 million primarily from lower net investment income and lower sales in the current market environment. Results of our fee-based products decreased $15 million mainly attributable to impacts of the equity markets in the second half of 2008 and the first quarter of 2009.

•

Our institutional business decreased $44 million largely attributable to a decrease in net investment income from lower yields and a decline in average invested assets, partially offset by lower interest credited from a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities. In addition, these decreases were partially offset by higher income from the early retirement of institutional contracts at a discount to contract values in the current year and a goodwill impairment charge in the third quarter of 2008.

Revenues

Premiums

•

Our life insurance business decreased $8 million due to an increase in ceded reinsurance and lower production in the current year, partially offset by in-force growth of our term life insurance products.

•

Our long-term care insurance business increased $66 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions, partially offset by an unfavorable reinsurance adjustment of $16 million in the current year.

•	Our retirement income business decreased $344 million primarily attributable to lower life contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business decreased $120 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in the current year also included $31 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $42 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities and a decrease in policy loans from a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy. Net investment income in the current year also included $16 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our retirement income business decreased $119 million primarily as a result of limited partnership losses and lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in the current year included $70 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our institutional business decreased $295 million attributable to lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations.

Net investment gains (losses)

•

Net investment losses in our long-term care insurance business increased $150 million primarily related to higher impairments and losses related to our derivative strategy to mitigate the interest rate risk associated with our statutory capital position recorded in the current year, partially offset by an increase in net investment gains in the current year from portfolio repositioning.

•

Net investment losses in our retirement income business decreased $335 million. Net investment losses in our spread-based products decreased $143 million primarily attributable to lower impairments recorded in the current year. Our fee-based products had net investment gains of $82 million in the current year primarily from gains related to embedded derivatives associated with our variable annuity products with GMWBs compared to losses of $110 million in the prior year.

•	Net investment losses in our institutional business decreased $383 million primarily due to lower impairments recorded in the current year.

Insurance and investment product fees and other

•

Our life insurance business increased $20 million primarily due to higher collected cost of insurance charges, partially offset by a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year.

•	Our wealth management business decreased $55 million primarily attributable to lower average assets under management due to lower net flows and market declines.

•

Our retirement income business decreased $26 million mainly due to the unfavorable market impact in prior quarters on our fee-based products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008.

•	Our institutional business increased $24 million related to higher income in the current year from the early retirement of institutional contracts at a discount to contract values.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $3 million principally attributable to lower production and higher ceded reinsurance in the current year, partially offset by in-force growth of our term and universal life insurance products. In addition, the prior year included an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies.

•

Our long-term care insurance business increased $67 million mainly attributable to the aging and growth of the in-force block and an increase in Medicare supplement claims, partially offset by higher terminations in the current year. The current year included a favorable reinsurance adjustment of $15 million. The prior year included a favorable reserve adjustment of $14 million related to updating utilization factors and an $8 million update in factors associated with mortality notifications.

•

Our retirement income business decreased $308 million largely attributable to our life contingent spread-based products driven by a decline in sales in the current year. This was partially offset by an increase in our fee-based products related to an increase in GMDB claims, partially offset by a decrease associated with our guaranteed minimum benefit liabilities for our variable annuity contracts driven by improved market performance.

Interest credited

•	Our long-term care insurance business decreased $15 million primarily as a result of a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy.

•	Our retirement income business decreased $17 million from lower account values on fixed annuities and lower crediting rates.

•

Our institutional business decreased $190 million mainly attributable to a decrease in average outstanding liabilities and the impact of lower interest rates on our floating rate policyholder liabilities.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $8 million primarily from higher ceded commissions related to new reinsurance treaties and cost saving initiatives taken in the current year.

•	Our long-term care insurance business increased $14 million primarily due to growth in our in-force block, partially offset by cost saving initiatives taken in the current year.

•	Our wealth management business decreased $36 million from lower asset-based expenses as average assets under management decreased from lower net flows and market declines.

•

Our retirement income business decreased $13 million driven by a decrease in costs associated with a decline in sales of our spread-based products in the current year, partially offset by an increase in non-recoverable acquisition expenses mainly related to lower production of our spread-based and fee-based products in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $24 million primarily from an adjustment in the current year to estimated gross profits of $33 million and lower amortization of $5 million from a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the current year as compared to the prior year. These decreases were partially offset by increases in amortization driven by higher lapses and growth of the in-force block.

•	Our long-term care insurance business increased $37 million due to growth of the in-force block and higher terminations in the current year.

•

Our retirement income business increased $132 million primarily related to an increase of $128 million in our fee-based products attributable to higher amortization of deferred acquisition costs from gains in the current year related to embedded derivatives associated with our variable annuity products with GMWBs as compared to losses in the prior year and $54 million from loss recognition testing in the current year. Our spread-based products increased $4 million mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses and an unfavorable unlocking primarily related to spread assumptions in the current year. These increases were partially offset by a decrease in amortization due to lower lapses and tighter spreads on these products.

•	Our institutional business decreased $13 million primarily from an impairment charge related to goodwill of $12 million in the third quarter of 2008.

Interest expense. Interest expense decreased $51 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Benefit for income taxes. The effective tax rate increased to 38.9% for the nine months ended September 30, 2009 from 38.6% for the nine months ended September 30, 2008. This increase in the effective tax rate was primarily attributable to the proportion of tax favored investment benefits to pre-tax results in the current year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Term life insurance
Net earned premiums	$236	$237	$(1)	—	$711	$718	$(7)	(1)%
Annualized first-year premiums	19	21	(2)	(10)%	56	69	(13)	(19)%

Universal and whole life insurance
Net earned premiums and deposits	$111	$136	$(25)	(18)%	$351	$419	$(68)	(16)%
Universal life annualized first-year deposits	8	12	(4)	(33)%	25	39	(14)	(36)%
Universal life excess deposits	23	43	(20)	(47)%	74	132	(58)	(44)%

Total life insurance
Net earned premiums and deposits	$347	$373	$(26)	(7)%	$1,062	$1,137	$(75)	(7)%
Annualized first-year premiums	19	21	(2)	(10)%	56	69	(13)	(19)%
Annualized first-year deposits	8	12	(4)	(33)%	25	39	(14)	(36)%
Excess deposits	23	43	(20)	(47)%	74	132	(58)	(44)%

(Amounts in millions)	As of September 30,		Percentage change
	2009	2008	2009 vs. 2008
Term life insurance
Life insurance in-force, net of reinsurance	$474,721	$491,032	(3)%
Life insurance in-force before reinsurance	621,808	625,385	(1)%

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$43,875	$43,781	—%
Life insurance in-force before reinsurance	50,952	51,043	—%

Total life insurance
Life insurance in-force, net of reinsurance	$518,596	$534,813	(3)%
Life insurance in-force before reinsurance	672,760	676,428	(1)%

Term life insurance

Net earned premiums decreased due to lower production and an increase in ceded reinsurance in the current year, partially offset by growth in the insurance in-force. Annualized first-year premiums decreased as we maintained our pricing discipline and focused on smaller face amounts.

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance and corporate-owned life insurance for the periods indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Net earned premiums:
Long-term care	$469	$470	$(1)	—%	$1,422	$1,372	$50	4%
Medicare supplement and other	73	66	7	11%	215	199	16	8%

Total	$542	$536	$6	1%	$1,637	$1,571	$66	4%

Annualized first-year premiums and deposits	$53	$64	$(11)	(17)%	$144	$192	$(48)	(25)%

For the three and nine months ended September 30, 2009, net earned premiums increased mainly from growth in the in-force block from new sales and renewal premiums and rate actions, partially offset by an unfavorable reinsurance adjustment of $16 million in the current year.

The decrease in annualized first-year premiums and deposits was primarily attributable to a decrease in our individual long-term care insurance products as our sales in the current year have been adversely impacted primarily by the general economic conditions and lower sales through our independent distribution channel. This decrease was partially offset by growth in our group long-term care insurance products for the three months ended September 30, 2009 and by growth in our Medicare supplement insurance from new product offerings and distribution expansions for the nine months ended September 30, 2009.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Assets under management, beginning of period	$15,909	$20,285	$15,447	$21,584
Gross flows	1,372	1,230	3,281	3,915
Redemptions	(904)	(1,047)	(3,131)	(3,171)

Net flows	468	183	150	744
Market performance	1,615	(1,797)	2,395	(3,657)

Assets under management, end of period	$17,992	$18,671	$17,992	$18,671

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Advisors Corporation, Genworth Financial Trust Company and Quantuvis Consulting, Inc.

The decrease in these assets from the prior year was primarily due to unfavorable equity market performance particularly in the second half of 2008 and the first quarter of 2009. In the second and third quarters of 2009, net flows were positive as gross inflows exceeded redemptions and there was favorable equity market performance. Redemptions have decreased in the last two quarters primarily attributable to the improved business performance and market conditions.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

(Amounts in millions)	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2009	2008	2009	2008
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$5,286	$5,308	$5,234	$4,535
Deposits	190	506	448	1,697
Surrenders, benefits and product charges	(109)	(115)	(324)	(332)

Net flows	81	391	124	1,365
Interest credited and investment performance	435	(327)	444	(528)

Account value, net of reinsurance, end of period	$5,802	$5,372	$5,802	$5,372

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,796	$2,278	$1,756	$2,345
Deposits	25	92	60	305
Surrenders, benefits and product charges	(48)	(66)	(171)	(188)

Net flows	(23)	26	(111)	117
Interest credited and investment performance	200	(290)	328	(448)

Account value, net of reinsurance, end of period	$1,973	$2,014	$1,973	$2,014

Variable life insurance
Account value, beginning of period	$271	$373	$266	$403
Deposits	3	4	10	14
Surrenders, benefits and product charges	(12)	(15)	(32)	(35)

Net flows	(9)	(11)	(22)	(21)
Interest credited and investment performance	30	(38)	48	(58)

Account value, end of period	$292	$324	$292	$324

(1)

The Income Distribution Series products are comprised of our deferred and immediate variable annuity products with rider options that provide guaranteed income benefits including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

We experienced an increase in account value related to our Income Distribution Series products from the prior year attributable to improved equity market performance and positive net flows.

Traditional variable annuities

In our traditional variable annuities, the decrease in account value from the prior year was principally the result of surrenders outpacing sales, partially offset by improved equity market performance.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

(Amounts in millions)	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2009	2008	2009	2008
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,770	$12,130	$11,996	$12,073
Deposits	69	514	540	1,283
Surrenders, benefits and product charges	(353)	(576)	(1,255)	(1,499)

Net flows	(284)	(62)	(715)	(216)
Interest credited	102	106	307	317

Account value, net of reinsurance, end of period	$11,588	$12,174	$11,588	$12,174

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,827	$6,781	$6,957	$6,668
Premiums and deposits	91	280	303	759
Surrenders, benefits and product charges	(255)	(197)	(780)	(742)

Net flows	(164)	83	(477)	(17)
Interest credited	90	92	273	271

Account value, net of reinsurance, end of period	$6,753	$6,956	$6,753	$6,956

Structured settlements
Account value, net of reinsurance, beginning of period	$1,117	$1,107	$1,106	$1,103
Premiums and deposits	—	—	10	3
Surrenders, benefits and product charges	(15)	(15)	(43)	(42)

Net flows	(15)	(15)	(33)	(39)
Interest credited	14	14	43	42

Account value, net of reinsurance, end of period	$1,116	$1,106	$1,116	$1,106

Total premiums from spread-based products	$30	$181	$115	$459

Total deposits on spread-based products	$130	$613	$738	$1,586

Fixed annuities

Account values of our fixed annuities decreased as surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. Sales of this product have slowed significantly in the current market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Single premium immediate annuities

In our single premium immediate annuities, the decrease in the account value was attributable to surrenders exceeding deposits and premiums as sales of this product have slowed significantly in the current market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Structured settlements

We no longer solicit sales of this product as a result of a continued challenging and competitive long-term interest rate environment. However, we continue to service our existing block of business.

Institutional

The following table sets forth selected operating performance measures regarding our institutional business as of or for the dates indicated:

(Amounts in millions)	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2009	2008	2009	2008
Account value, beginning of period	$5,555	$10,773	$8,104	$10,982
Deposits (1)	—	558	—	1,937
Surrenders and benefits (1)	(553)	(2,149)	(3,196)	(3,975)

Net flows	(553)	(1,591)	(3,196)	(2,038)
Interest credited	47	94	160	307
Foreign currency translation	4	(23)	(15)	2

Account value, end of period	$5,053	$9,253	$5,053	$9,253

(1)

“Surrenders and benefits” include contracts that have matured but are redeposited with us and reflected as deposits. There were no contracts that matured and were redeposited in 2009. In the three months ended September 30, 2008, there were no contracts that matured but were redeposited. For the nine months ended September 30, 2008, contracts that matured but were redeposited and reflected under “Deposits” amounted to $295 million.

The decrease in account values of our institutional products was primarily the result of scheduled maturities and the early retirement of institutional contracts. The current credit market conditions have made these products less attractive compared to alternative products offering higher yields or more liquidity. The decrease in interest credited was driven by a decrease in average outstanding liabilities and lower interest rates on our floating rate policyholder liabilities. We have included the early retirement of institutional contracts at a discount to contract value in “surrenders and benefits” above.

International segment

Segment results of operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$523	$587	$(64)	(11)%
Net investment income	124	146	(22)	(15)%
Net investment gains (losses)	4	(37)	41	111%
Insurance and investment product fees and other	12	7	5	71%

Total revenues	663	703	(40)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	200	147	53	36%
Acquisition and operating expenses, net of deferrals	215	254	(39)	(15)%
Amortization of deferred acquisition costs and intangibles	65	87	(22)	(25)%
Interest expense	15	19	(4)	(21)%

Total benefits and expenses	495	507	(12)	(2)%

Income before income taxes	168	196	(28)	(14)%
Provision for income taxes	45	54	(9)	(17)%

Net income	123	142	(19)	(13)%
Less: net income attributable to noncontrolling interests	26	—	26	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	97	142	(45)	(32)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	24	(25)	(104)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$96	$166	$(70)	(42)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$78	$126	$(48)	(38)%
Lifestyle protection insurance	18	40	(22)	(55)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$96	$166	$(70)	(42)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The three months ended September 30, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

•

The decrease in our international mortgage insurance business was primarily driven by the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5% and resulted in lower net operating income of $25 million in the third quarter of 2009. The decrease was also attributable to an increase in losses as a result of higher delinquencies from large recent in-force blocks seasoning in a slowing global economic environment.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of rising unemployment rates, as well as lower premiums from reduced levels of consumer lending and lower single premium sales in the U.K. related to new business regulations. These decreases were partially offset by a gain from the sale of one of our Mexican subsidiaries in the current year.

Revenues

Premiums

•	Our international mortgage insurance business decreased $9 million and our lifestyle protection insurance business decreased $55 million.

•

The three months ended September 30, 2009 included decreases of $14 million and $28 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to seasoning of our in-force block of business in Canada and Australia and higher net written premiums in Australia. These increases were partially offset by rescissions related to continued loss mitigation activities in Europe, particularly in Spain.

•

The decrease in our lifestyle protection insurance business was primarily attributable to a decrease in our runoff block of business related to lower cancellations in the current market environment and lower single premium sales related to new business regulations in the U.K.

Net investment income

•	Our international mortgage insurance business decreased $15 million and our lifestyle protection insurance business decreased $7 million.

•

The three months ended September 30, 2009 included decreases of $4 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily attributable to lower yields primarily from holding higher cash balances, partially offset by an increase in invested assets.

•

The decrease in our lifestyle protection insurance business was primarily attributable to lower yields primarily as a result of holding higher cash balances and a decline in the performance of certain of our reinsurance arrangements accounted for under the deposit method. These arrangements were in a loss position in the current year as compared to a gain position in the prior year.

Net investment gains (losses)

•	Our international mortgage insurance business increased $17 million and our lifestyle protection insurance business increased $24 million.

•	The three months ended September 30, 2009 included an increase of $1 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•

The increase in our international mortgage insurance business was primarily as a result of impairments in the prior year that did not recur. The current year included gains on sales of investments from portfolio repositioning activities.

•	The increase in our lifestyle protection insurance business was mainly as a result of higher impairments in the prior year.

Insurance and investment product fees. The increase was primarily related to our lifestyle protection insurance business related to a gain from the sale of one of our Mexican subsidiaries in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $19 million and our lifestyle protection insurance business increased $34 million.

•

The three months ended September 30, 2009 included decreases of $5 million and $12 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada due to seasoning of the large in-force book of business in a period of higher unemployment giving rise to increased levels of losses. There were also increased losses in Europe, particularly in Ireland and Italy, from higher delinquencies, partially offset by ongoing loss mitigation activities in Spain. In Australia, losses decreased as a result of a decline in delinquencies in the current quarter, partially offset by an increase in paid claims from seasoning of the large in-force book of business.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency and an increase in claim reserves, particularly in Spain and Ireland, primarily attributable to increasing unemployment rates. Additionally, the prior year included a favorable reserve adjustment related to our reinsurance block of business that did not recur.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $8 million and our lifestyle protection insurance business decreased $31 million.

•

The three months ended September 30, 2009 included decreases of $3 million and $12 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily a result of the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business and certain cost savings initiatives in the current year.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims and lower paid commissions relating to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $3 million and our lifestyle protection insurance business decreased $25 million.

•

The three months ended September 30, 2009 included decreases of $2 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage business was as a result of an increase in amortization of deferred acquisition costs from the seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff block of business related to lower cancellations in the current market environment.

Interest expense. The decrease was related to our lifestyle protection insurance business as a result of a decline in the performance of certain of our reinsurance arrangements accounted for under the deposit method. These arrangements were in a loss position in the current year as compared to a gain position in the prior year. There was also a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 26.8% for the three months ended September 30, 2009 from 27.6% for the three months ended September 30, 2008. This decrease in the effective tax rate was primarily attributable to an increased proportion of lower taxed foreign income. The three months ended September 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$1,527	$1,824	$(297)	(16)%
Net investment income	350	432	(82)	(19)%
Net investment gains (losses)	(7)	(19)	12	63%
Insurance and investment product fees and other	22	25	(3)	(12)%

Total revenues	1,892	2,262	(370)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	618	470	148	31%
Acquisition and operating expenses, net of deferrals	607	785	(178)	(23)%
Amortization of deferred acquisition costs and intangibles	205	287	(82)	(29)%
Interest expense	47	34	13	38%

Total benefits and expenses	1,477	1,576	(99)	(6)%

Income before income taxes	415	686	(271)	(40)%
Provision for income taxes	111	189	(78)	(41)%

Net income	304	497	(193)	(39)%
Less: net income attributable to noncontrolling interests	26	—	26	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	278	497	(219)	(44)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	6	12	(6)	(50)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$284	$509	$(225)	(44)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$251	$382	$(131)	(34)%
Lifestyle protection insurance	33	127	(94)	(74)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$284	$509	$(225)	(44)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The nine months ended September 30, 2009 included decreases of $54 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven by an increase in losses as a result of higher delinquencies from large recent in-force blocks seasoning in a slowing global economic environment. Additionally, the initial public offering of our Canadian mortgage insurance in July 2009 which reduced our ownership percentage to 57.5% resulted in lower net operating income of $25 million in the third quarter of 2009. These decreases were partially offset by an increase in premiums primarily driven by seasoning of our insurance in-force in Canada and Australia and loss mitigation activities in Europe.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of slowing economic conditions. In addition, premiums were lower from reduced levels of consumer lending, lower single premium sales in the U.K. related to new business regulations and the slowing economic environment. These decreases were partially offset by a gain from the sale of one of our Mexican subsidiaries in the current year.

Revenues

Premiums

•	Our international mortgage insurance business decreased $71 million and our lifestyle protection insurance business decreased $226 million.

•

The nine months ended September 30, 2009 included decreases of $115 million and $139 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to Canada and Australia from seasoning of our in-force blocks of business and higher net premiums written in Australia. These increases were partially offset by rescissions related to loss mitigation activities in Europe, particularly in Spain.

•

The decrease in our lifestyle protection insurance business was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending, lower single premium sales related to new business regulations and a slowing economic environment, primarily in Spain, Italy and Portugal. We also experienced a decrease from our runoff block of business related to lower cancellations in the current market environment.

Net investment income

•	Our international mortgage insurance business decreased $57 million and our lifestyle protection insurance business decreased $25 million.

•

The nine months ended September 30, 2009 included decreases of $39 million and $19 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The decrease in our international mortgage insurance business was a result of lower yields primarily from holding higher cash balances, partially offset by an increase in invested assets.

•

The decrease in our lifestyle protection insurance business was principally attributable to lower yields as a result of holding higher cash balances, partially offset by a reclassification adjustment in the current year to interest expense related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position.

Net investment gains (losses)

•	Our international mortgage insurance business increased $1 million and our lifestyle protection insurance business increased $11 million.

•	The nine months ended September 30, 2009 included an increase of $5 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•	Our international mortgage insurance business remained relatively flat as higher impairments in the prior year were offset by higher losses on the sale of investment securities in the current year.

•	Our lifestyle protection insurance business increased largely as a result of lower impairments and higher gains on the sale of investment securities in the current year.

Insurance and investment product fees. The decrease was primarily related to our lifestyle protection insurance business as a result of our runoff block of business, a client exit fee and a reinsurance agreement that was finalized in the first quarter of 2008. These decreases were partially offset by a gain from the sale of one of our Mexican subsidiaries in the current year. The nine months ended September 30, 2009 included a decrease of $3 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $78 million and our lifestyle protection insurance business increased $70 million.

•

The nine months ended September 30, 2009 included decreases of $56 million and $52 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia. These businesses have large in-force books of business that are seasoning in periods of higher unemployment giving rise to increased levels of losses. In Australia, we resolved a number of outstanding claim requests with a lender in the current year as part of our loss mitigation efforts resulting in a favorable reserve adjustment that was partially offset by an increase in claims paid from higher delinquencies. There were also increased losses in Europe, particularly in Spain and Italy, from higher delinquencies and seasoning of the books of business, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency and an increase in claim reserves, particularly in Spain and Ireland, as a result of increasing unemployment rates. Additionally, the prior year included a favorable reserve adjustment related to our reinsurance block of business that did not recur.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $44 million and our lifestyle protection insurance business decreased $134 million.

•

The nine months ended September 30, 2009 included decreases of $14 million and $67 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily a result of the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business and certain cost saving initiatives in the current year.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims, particularly in the U.K., and lower paid commissions related to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $3 million and our lifestyle protection insurance business decreased $85 million.

•

The nine months ended September 30, 2009 included decreases of $10 million and $27 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of deferred acquisition costs from the seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff block of business related to lower cancellations in the current market environment.

Interest expense. The increase was related to our lifestyle protection insurance business as a result of a reclassification adjustment in the current year from net investment income related to our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position and a decrease of $7 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 26.8% for the nine months ended September 30, 2009 from 27.6% for the nine months ended September 30, 2008. This decrease in the effective tax rate was primarily attributable to the increased proportion of lower taxed foreign income. The nine months ended September 30, 2009 also included decreases of $21 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Primary insurance in-force	$495,100	$464,600	$30,500	7%
Risk in-force	162,600	148,000	14,600	10%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
New insurance written	$14,400	$21,300	$(6,900)	(32)%	$37,700	$63,600	$(25,900)	(41)%
Net premiums written	204	306	(102)	(33)%	523	843	(320)	(38)%
Net earned premiums	236	245	(9)	(4)%	674	745	(71)	(10)%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ended September 30, 2009 and 2008, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written. Primary insurance in-force and risk in-force included increases of $23.6 billion and $8.3 billion, respectively, attributable to changes in foreign exchange rates as of September 30, 2009.

New insurance written

For the three months ended September 30, 2009, new insurance written decreased primarily as a result of slowing originations and lower account penetration in Canada as a result of tightened underwriting guidelines. For the nine months ended September 30, 2009, new insurance written decreased primarily as a result of slowing originations in Canada and Australia and lower account penetration in Canada as a result of tightened underwriting guidelines. In addition, new insurance written declined in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The three and nine months ended September 30, 2009 included decreases of $1.0 billion and $7.0 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2009, our unearned premium reserves decreased to $3.1 billion, including an increase of $96 million attributable to changes in foreign exchange rates, from $3.2 billion as of September 30, 2008.

For the three months ended September 30, 2009, net premiums written decreased primarily driven by a decline in new insurance written in Canada. The decrease was partially offset by an increase in average price and new insurance written in Australia. For the nine months ended September 30, 2009, net premiums written decreased primarily driven by a decline in new insurance written in Canada and Australia. The decrease was partially offset by an increase in average price in Australia. The three and nine months ended September 30, 2009 included decreases of $13 million and $94 million, respectively, attributable to changes in foreign exchange rates.

For the three and nine months ended September 30, 2009, excluding the effects of foreign exchange, net earned premiums increased primarily related to seasoning of our in-force block of business in Canada and Australia and higher net written premiums in Australia. These increases were partially offset by rescissions related to continued loss mitigation activities in Europe, particularly in Spain. The three and nine months ended September 30, 2009 included decreases of $14 million and $115 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Loss ratio	50%	40%	10%	52%	37%	15%
Expense ratio	31%	22%	9%	34%	26%	8%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three months ended September 30, 2009 was primarily driven by higher losses. In Canada, higher losses were due to seasoning of the large in-force book of business in a period of higher unemployment giving rise to increased levels of losses. There were also increased losses in Europe, particularly in Ireland and Italy, from higher delinquencies, partially offset by ongoing loss mitigation activities in Spain. In Australia, losses decreased as a result of a decline in delinquencies in the current quarter, partially offset by an increase in paid claims from seasoning of the large in-force book of business.

The increase in the loss ratio for the nine months ended September 30, 2009 was primarily driven by higher losses in Canada and Australia. These businesses have large in-force books of business that are seasoning in periods of higher unemployment giving rise to increased levels of losses. In Australia, we resolved a number of outstanding claim requests with a lender in the current year as part of our loss mitigation efforts resulting in a favorable reserve adjustment that was partially offset by an increase in claims paid from higher delinquencies. There were also increased losses in Europe, particularly in Spain and Italy, from higher delinquencies and seasoning of the books of business, partially offset by a favorable reserve release related to ongoing loss mitigation activities in Spain.

The increase in the expense ratio for the three and nine months ended September 30, 2009 was primarily attributable to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Primary insurance
Insured loans in-force	2,939,957	2,899,397	2,926,312
Delinquent loans	24,001	19,246	19,991
Percentage of delinquent loans (delinquency rate)	0.82%	0.66%	0.68%

Flow loans in-force	2,420,701	2,362,077	2,387,502
Flow delinquent loans	20,942	17,296	18,397
Percentage of flow delinquent loans (delinquency rate)	0.87%	0.73%	0.77%

Bulk loans in-force	519,256	537,320	538,810
Bulk delinquent loans (1)	3,059	1,950	1,594
Percentage of bulk delinquent loans (delinquency rate)	0.59%	0.36%	0.30%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,418 as of September 30, 2009, 1,431 as of December 31, 2008 and 1,149 as of September 30, 2008.

Primary flow and bulk loans in-force remained relatively flat. Delinquent loans increased from higher delinquencies in all of our businesses as a result of seasoning of our insurance in-force in a slowing economic environment.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$474	$613	$(139)	(23)%	$1,337	$1,973	$(636)	(32)%
Mexico operations gross written premiums	18	23	(5)	(22)%	50	64	(14)	(22)%
Net earned premiums	287	342	(55)	(16)%	853	1,079	(226)	(21)%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K., Spain and Ireland markets as a result of slowing economic conditions and new business regulations resulting in lower single premium sales. The three and nine months ended September 30, 2009 included decreases of $41 million and $218 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended September 30, 2009, the decrease was primarily attributable to a decrease in our runoff block of business related to lower cancellations in the current market environment and lower single premium sales related to new business regulations in the U.K. The three months ended September 30, 2009 included a decrease of $28 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2009, the decrease was primarily attributable to a decrease in the U.K. from reduced levels of consumer lending, lower single premium sales related to new business regulations and a slowing economic environment, primarily in Spain, Italy and Portugal. We also experienced a decrease from our runoff block of business related to lower cancellations in the current market environment. The nine months ended September 30, 2009 included a decrease of $139 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$156	$185	$(29)	(16)%
Net investment income	34	36	(2)	(6)%
Net investment gains (losses)	41	(45)	86	191%
Insurance and investment product fees and other	4	4	—	—%

Total revenues	235	180	(55)	(31)%

Benefits and expenses:
Benefits and other changes in policy reserves	346	301	45	15%
Acquisition and operating expenses, net of deferrals	34	33	1	3%
Amortization of deferred acquisition costs and intangibles	6	68	(62)	(91)%

Total benefits and expenses	386	402	(16)	(4)%

Loss before income taxes	(151)	(222)	71	32%
Benefit for income taxes	(62)	(73)	11	15%

Net loss available to Genworth Financial, Inc.’s common stockholders	(89)	(149)	60	40%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(27)	28	(55)	(196)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(116)	$(121)	$5	4%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was a result of increasing loss mitigation activities in the current year, a write-down and acceleration of deferred acquisition costs and an impairment charge related to goodwill in the prior year that did not recur. This was partially offset by the settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 for $62 million, net of tax, along with adverse delinquency development. Additionally, we had lower lender captive reinsurance benefits in the current year.

Revenues

Premiums decreased primarily driven by lower new insurance written, lower mortgage insurance market penetration and refunds related to policy coverage rescission activity. Our flow persistency was 84% for the three months ended September 30, 2009 compared to 88% in the prior year.

Net investment gains (losses) in the current year reflect gains on sales of investments from portfolio repositioning activities as compared to impairments recorded in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in net paid claims of $250 million and a decrease in change in reserves of $205 million. This included a settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 of $95 million, consisting of net paid claims of $203 million and a decrease in reserves of $108 million. Excluding the settlement, the change in benefits and other changes in policy reserves decreased from loss mitigation efforts and policy coverage rescissions and a lower average per claim amount, offset in part by continued higher delinquencies and foreclosures. This increase is evident across all of our products and particularly in Florida, California, Arizona and Nevada. Benefits and other changes in reserves included a reinsurance credit under our captive reinsurance arrangements of $41 million and $169 million for the three months ended September 30, 2009 and 2008, respectively.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $35 million write-down and acceleration of deferred acquisition costs and an impairment charge of $22 million related to goodwill in the prior year that did not recur. Also contributing to the decrease was a lower average deferred acquisition cost balance in the current year and from a decrease in production as a result of the current economic recession.

Benefit for income taxes. The effective tax rate increased to 41.1% for the three months ended September 30, 2009 from 32.9% for the three months ended September 30, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in the prior year and the proportion of tax favored investment benefits in the current year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$490	$558	$(68)	(12)%
Net investment income	102	109	(7)	(6)%
Net investment gains (losses)	22	(43)	65	151%
Insurance and investment product fees and other	5	23	(18)	(78)%

Total revenues	619	647	(28)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,120	855	265	31%
Acquisition and operating expenses, net of deferrals	99	106	(7)	(7)%
Amortization of deferred acquisition costs and intangibles	16	88	(72)	(82)%

Total benefits and expenses	1,235	1,049	186	18%

Loss before income taxes	(616)	(402)	(214)	(53)%
Benefit for income taxes	(245)	(159)	(86)	(54)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(371)	(243)	(128)	(53)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(14)	27	(41)	(152)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(385)	$(216)	$(169)	(78)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly attributable to significant incurred losses driven by higher delinquencies during 2009 and the settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 for $62 million, net of tax, along with adverse delinquency development. Additionally, we had lower lender captive reinsurance benefits in the current year. The increase in the net operating loss was partially offset by increasing loss mitigation activities in the current year and a write-down and acceleration of deferred acquisition costs and an impairment charge related to goodwill in the prior year that did not recur.

Revenues

Premiums decreased primarily driven by lower new insurance written, as a result of lower mortgage insurance market penetration and refunds related to policy coverage rescission activity. Our flow persistency was 83% for the nine months ended September 30, 2009 compared to 84% in the prior year.

Net investment income decreased as a result of a loss related to limited partnerships accounted for under the equity method and lower investment yields as a result of holding higher cash balances. Partially offsetting these decreases were higher average invested assets.

Net investment gains (losses) increased in the current year due to a gain on sales of investments from portfolio repositioning activities as well as a decrease in impairments in the current year as compared to the prior year.

Insurance and investment product fees and other income decreased primarily from the cancellation in the current year of our capital maintenance agreement with our European international mortgage insurance business and lower contract underwriting fees as a result of lower originations from tighter mortgage insurance guidelines and a weak housing market.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in net paid claims of $462 million and a decrease in change in reserves of $197 million. This included a settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 of $95 million, consisting of net paid claims of $203 million and a decrease in reserves of $108 million. Excluding the settlement, the increase in incurred losses continues to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts and policy coverage rescissions. The increase in the number of delinquencies that have progressed to foreclosure, particularly in Florida, California, Arizona and Nevada, resulted in a strengthening of reserves in the 2005, 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was also attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. Benefits and other changes in reserves included a reinsurance credit under our captive reinsurance arrangements of $236 million and $298 million for the nine months ended September 30, 2009 and 2008, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written as a result of the current economic recession and cost saving initiatives taken during the current year. These decreases were offset by increased costs in the current year associated with loss mitigation activities and additional legal expenses from the settlement reached in the third quarter of 2009.

Amortization of deferred acquisition costs and intangibles decreased primarily due to a $35 million write-down and acceleration of deferred acquisition costs and an impairment charge of $22 million related to goodwill in the prior year that did not recur. Also contributing to the decrease was a lower average deferred acquisition cost balance in the current year and from a decrease in production as a result of the current economic recession.

Benefit for income taxes. The effective tax rate increased to 39.8% for the nine months ended September 30, 2009 from 39.6% for the nine months ended September 30, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in the prior year, partially offset by the proportion of tax favored investment benefits to pre-tax results.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Primary insurance in-force	$149,500	$175,300	$(25,800)	(15)%
Risk in-force	33,000	36,900	(3,900)	(11)%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
New insurance written	$2,000	$6,500	$(4,500)	(69)%	$9,100	$36,300	$(27,200)	(75)%
Net premiums written	150	193	(43)	(22)%	481	609	(128)	(21)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a decrease in flow new insurance written due to a tightening of domestic credit markets and lending guidelines negatively impacting mortgage originations. Risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 83% and 84% for the nine months ended September 30, 2009 and 2008, respectively.

New insurance written

New insurance written decreased during the three and nine months ended September 30, 2009 primarily driven by tighter mortgage insurance guidelines and mortgage lender underwriting standards which have contributed to a decline in our mortgage insurance market share and penetration as a result of a weak housing market and limited mortgage credit liquidity.

Net premiums written

Net premiums written decreased principally from lower new insurance written during the three and nine months ended September 30, 2009 as a result of the current economic recession.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Loss ratio	223%	163%	60%	228%	154%	74%
Expense ratio	26%	53%	(27)%	24%	32%	(8)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three and nine months ended September 30, 2009 was primarily attributable to a $95 million settlement with a lender regarding certain bulk transactions, as well as an increase in the number of delinquencies, including the aging of those delinquencies as they progress through a slowing foreclosure process and an increase in paid claims. This was a result of further weakening in home prices combined with an increase in unemployment. These increases were offset in part by loss mitigation efforts and policy coverage rescissions in the current year. Excluding the effect of the settlement, the loss ratio for the three and nine months ended September 30, 2009 would have been 162% and 209%, respectively.

The decrease in the expense ratio for the three and nine months ended September 30, 2009 was primarily related to a decrease in amortization of deferred acquisition costs and intangibles as a result of a write-down and acceleration of deferred acquisition costs and an impairment charge related to goodwill in the prior year that did not recur. Excluding the effects of these items, the expense ratio would have been 23% for the three months ended September 30, 2008 resulting in an increase in the expense ratio in the current year primarily related to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Primary insurance:
Insured loans in-force	914,770	990,357	1,033,789
Delinquent loans	115,430	83,377	71,558
Percentage of delinquent loans (delinquency rate)	12.62%	8.42%	6.92%

Flow loans in-force	774,000	846,645	854,465
Flow delinquent loans	100,208	72,166	57,985
Percentage of flow delinquent loans (delinquency rate)	12.95%	8.52%	6.79%

Bulk loans in-force	140,770	143,712	179,324
Bulk delinquent loans (1)	15,222	11,211	13,573
Percentage of bulk delinquent loans (delinquency rate)	10.81%	7.80%	7.57%

A minus and sub-prime loans in-force	93,344	104,845	108,028
A minus and sub-prime delinquent loans	28,151	23,047	19,583
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	30.16%	21.98%	18.13%

Pool insurance:
Insured loans in-force	20,859	21,940	21,233
Delinquent loans	741	568	509
Percentage of delinquent loans (delinquency rate)	3.55%	2.59%	2.40%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 11,002 as of September 30, 2009, 4,450 as of December 31, 2008 and 6,038 as of September 30, 2008.

While the rate of increase in delinquencies and foreclosures has slowed in 2009, delinquency and foreclosure levels remain high, particularly in our 2005, 2006 and 2007 books of business, as the U.S. continues to experience an economic recession and weakness in its housing markets. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products and we are beginning to see such trends in our other products.

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

	Percent of primary risk in-force as of September 30, 2009	Delinquency rate
		September 30, 2009	December 31, 2008	September 30, 2008
By Region:
Southeast (1)	23%	17.06%	11.73%	9.35%
South Central (2)	17	11.01%	7.27%	5.70%
Northeast (3)	13	10.48%	6.72%	5.55%
North Central (4)	11	11.00%	6.90%	5.68%
Pacific (5)	11	18.19%	10.77%	9.17%
Great Lakes (6)	9	9.72%	8.16%	7.13%
Plains (7)	6	7.50%	4.72%	3.86%
Mid-Atlantic (8)	5	11.76%	7.03%	5.90%
New England (9)	5	11.40%	7.03%	5.70%

Total	100%	12.62%	8.42%	6.92%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of September 30, 2009	Delinquency rate
		September 30, 2009	December 31, 2008	September 30, 2008
By State:
Florida	8%	29.56%	20.94%	16.10%
Texas	7%	8.22%	6.25%	4.86%
New York	6%	8.44%	5.26%	4.29%
California	5%	21.04%	13.36%	11.88%
Illinois	5%	14.65%	8.92%	6.88%
Georgia	4%	15.59%	10.21%	7.93%
North Carolina	4%	10.08%	6.74%	5.28%
Pennsylvania	4%	10.02%	6.97%	5.92%
New Jersey	4%	15.81%	9.52%	7.62%
Ohio	3%	8.08%	7.37%	6.41%

Corporate and Other

Results of operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$—	$5	$(5)	(100)%
Net investment income	—	6	(6)	(100)%
Net investment gains (losses)	(58)	(32)	(26)	(81)%
Insurance and investment product fees and other	7	(2)	9	NM (1)

Total revenues	(51)	(23)	(28)	(122)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	(1)	(100)%
Acquisition and operating expenses, net of deferrals	7	(6)	13	NM (1)
Amortization of deferred acquisition costs and intangibles	5	3	2	67%
Interest expense	58	68	(10)	(15)%

Total benefits and expenses	70	66	4	6%

Loss before income taxes	(121)	(89)	(32)	(36)%
Benefit for income taxes	(64)	(63)	(1)	(2)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(57)	(26)	(31)	(119)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	38	23	15	65%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(19)	$(3)	$(16)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders increased principally attributable to lower net investment income, an increase in operating expenses, partially offset by lower interest expense.

Lower net investment income was primarily driven by lower yields from holding higher cash balances. Insurance and investment product fees and other increased primarily related to gains from our long-term debt repurchases in the current year.

Operating expenses increased from higher unallocated expenses in the current year. The decrease in interest expense resulted from the repayment of senior notes in May and June 2009 which were partially offset by borrowings on our credit facilities that occurred in the fourth quarter of 2008.

The increase in the income tax benefit was related to an increase in the pre-tax loss and a change in uncertain tax positions, partially offset by higher tax benefits allocated to Corporate and Other activities which offset tax expense reported by the operating business segments in the prior year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2009 vs. 2008
Revenues:
Premiums	$2	$16	$(14)	(88)%
Net investment income	1	40	(39)	(98)%
Net investment gains (losses)	(102)	(75)	(27)	(36)%
Insurance and investment product fees and other	17	2	15	NM (1)

Total revenues	(82)	(17)	(65)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	2	(3)	(150)%
Acquisition and operating expenses, net of deferrals	30	13	17	131%
Amortization of deferred acquisition costs and intangibles	10	6	4	67%
Interest expense	186	189	(3)	(2)%

Total benefits and expenses	225	210	15	7%

Loss before income taxes	(307)	(227)	(80)	(35)%
Benefit for income taxes	(136)	(70)	(66)	(94)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(171)	(157)	(14)	(9)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	66	50	16	32%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(105)	$(107)	$2	2%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders remained relatively flat as an increase in the income tax benefit and lower interest expense was offset by lower net investment income and an increase in operating expenses.

Lower net investment income was primarily driven by lower average invested assets, a decrease in yields from holding higher cash balances and a $7 million increase in losses related to limited partnership investments accounted for under the equity method. Insurance and investment product fees and other increased primarily related to gains from our long-term debt repurchases in the current year.

Operating expenses increased from higher unallocated expenses in the current year. The decrease in interest expense related to the repayment of senior notes in May and June 2009 which were partially offset by borrowings on our credit facilities that occurred in the fourth quarter of 2008.

The increase in the income tax benefit was primarily related to an increase in the pre-tax loss, a change in uncertain tax positions and higher tax benefits allocated to Corporate and Other activities which offset tax expense reported by the operating business segments in the prior year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2009		2008		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.2%	$610	5.5%	$715	(0.3)%	$(105)
Fixed maturity securities—non-taxable	4.6%	27	4.7%	29	(0.1)%	(2)
Commercial mortgage loans	5.5%	106	5.8%	123	(0.3)%	(17)
Equity securities	12.8%	6	5.0%	5	7.8%	1
Other invested assets	0.7%	4	(3.0)%	(11)	3.7%	15
Policy loans	4.4%	19	9.4%	43	(5.0)%	(24)
Cash, cash equivalents and short-term investments	0.5%	9	2.6%	36	(2.1)%	(27)

Gross investment income before expenses and fees	4.5%	781	5.2%	940	(0.7)%	(159)
Expenses and fees	(0.1)%	(22)	(0.1)%	(22)	—%	—

Net investment income	4.4%	$759	5.1%	$918	(0.7)%	$(159)

	Nine months ended September 30,				Increase (decrease)
	2009		2008		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.2%	$1,837	5.5%	$2,194	(0.3)%	$(357)
Fixed maturity securities—non-taxable	4.7%	85	4.6%	80	0.1%	5
Commercial mortgage loans	5.5%	329	6.2%	402	(0.7)%	(73)
Equity securities	6.6%	12	9.2%	25	(2.6)%	(13)
Other invested assets	(6.4)%	(102)	2.4%	25	(8.8)%	(127)
Policy loans	8.5%	115	9.3%	122	(0.8)%	(7)
Cash, cash equivalents and short-term investments	0.7%	40	3.0%	102	(2.3)%	(62)

Gross investment income before expenses and fees	4.4%	2,316	5.5%	2,950	(1.1)%	(634)
Expenses and fees	(0.1)%	(65)	(0.2)%	(77)	0.1%	12

Net investment income	4.3%	$2,251	5.3%	$2,873	(1.0)%	$(622)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and nine months ended September 30, 2009, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations and from holding higher cash balances to cover near term obligations and portfolio repositioning strategies. There was also a decrease in policy loans from a bankruptcy-related lapse in the current year of a large group corporate-owned life insurance policy. Net investment income for the three months ended September 30, 2009 and 2008 included $20 million and $31 million, respectively, of losses related to limited partnerships accounted for under the equity method. Net investment income for the nine months ended September 30, 2009 and 2008 included $160 million and $35 million, respectively, of losses related to limited partnerships accounted for under the equity method.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2009	2008	2009	2008
Available-for-sale securities:
Realized gains on sale	$122	$34	$172	$97
Realized losses on sale	(81)	(167)	(192)	(202)
Impairments:
Total other-than-temporary impairments	(285)	(577)	(1,358)	(1,316)
Portion of other-than-temporary impairments included in OCI	89	—	413	—

Net other-than-temporary impairments	(196)	(577)	(945)	(1,316)

Trading securities	16	(11)	15	(16)
Commercial mortgage loans	(8)	—	(19)	—
Derivative instruments	19	(90)	12	(116)
Other	6	(5)	12	(7)

Net investment gains (losses)	$(122)	$(816)	$(945)	$(1,560)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

•

We recorded $196 million of net other-than-temporary impairments during the three months ended September 30, 2009 compared to $577 million for the three months ended September 30, 2008. Of total impairments, $94 million and $236 million related to residential mortgage-backed and asset-backed securities for the three months ended September 30, 2009 and 2008, respectively. We also had $71 million of impairments related to financial hybrid securities primarily from banks in the U.K. and the Netherlands and $22 million related to corporate fixed maturity securities which were a result of intent to sell.

•	Net investment gains from derivatives increased $109 million primarily related to our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2009 and 2008 was $354 million from the sale of 78 securities and $498 million from the sale of 173 securities, respectively, which was approximately 84% and 77%, respectively, of book value. The loss on sales of securities in the three months ended September 30, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that changed our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended September 30, 2009, the average period of time those securities had been continuously in an unrealized position was approximately 13 months. Of the securities that were sold at a loss, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

•

We recorded $945 million of net other-than-temporary impairments during the nine months ended September 30, 2009 compared to $1,316 million for the nine months ended September 30, 2008. Of total impairments, $427 million and $853 million related to residential mortgage-backed and asset-backed securities for the nine months ended September 30, 2009 and 2008, respectively. We also had $316 million of impairments related to financial hybrid securities primarily from banks in the U.K.,

Ireland and the Netherlands and $81 million related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment losses from derivatives increased $128 million primarily related to changes in our embedded derivative liabilities associated with our variable annuity products with GMWBs in the current year which were partially offset by losses on our derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2009 and 2008 was $1,091 million from the sale of 277 securities and $1,569 million from the sale of 378 securities, respectively, which was approximately 86% and 90%, respectively, of book value. The loss on sales of securities in the nine months ended September 30, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that changed our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the nine months ended September 30, 2009, the average period of time those securities had been continuously in an unrealized position was approximately 11 months. The securities sold at a loss during the nine months ended September 30, 2009 included one in the financial services sector that was sold for a total loss of $47 million due to portfolio repositioning. Of the securities that were sold at a loss in the nine months ended September 30, 2008, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$36,119	52%	$32,297	47%
Private	11,627	17	10,574	16
Commercial mortgage loans	7,704	11	8,262	12
Other invested assets	4,949	8	7,411	11
Policy loans	1,408	2	1,834	3
Equity securities, available-for-sale	164	—	234	—
Cash and cash equivalents	7,144	10	7,328	11

Total cash, cash equivalents and invested assets	$69,115	100%	$67,940	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2009, approximately 19% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and was classified as Level 3 measurements.

The following tables set forth our investments that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,166	$—	$2,161	$5
Tax exempt	2,201	—	2,199	2
Government—non-U.S.	2,254	—	2,220	34
U.S. corporate	20,752	—	19,232	1,520
Corporate—non-U.S.	12,049	—	11,017	1,032
Residential mortgage-backed	2,584	—	925	1,659
Commercial mortgage-backed	3,886	—	257	3,629
Other asset-backed	1,854	—	839	1,015

Total fixed maturity securities	47,746	—	38,850	8,896

Equity securities	164	36	68	60

Other invested assets:
Trading securities	180	—	31	149
Derivative assets	1,258	—	986	272
Securities lending collateral	899	—	899	—
Derivatives counterparty collateral	56	—	56	—

Total other invested assets	2,393	—	1,972	421

Total investments	$50,303	$36	$40,890	$9,377

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$905	$—	$880	$25
Tax exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Total investments	$47,744	$37	$36,029	$11,678

Securities lending and derivatives counterparty collateral presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables set forth the fair value of our fixed maturity securities portfolio by pricing source as of the dates indicated:

	September 30, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry-standard pricing methodologies	$40,591	$—	$35,276	$5,315
Priced via indicative market prices	1,043	—	—	1,043
Priced via internally developed models	6,112	—	3,574	2,538

Total fixed maturity securities	$47,746	$—	$38,850	$8,896

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry-standard pricing methodologies	$35,878	$—	$30,647	$5,231
Priced via indicative market prices	846	—	—	846
Priced via internally developed models	6,147	—	1,664	4,483

Total fixed maturity securities	$42,871	$—	$32,311	$10,560

The following tables present additional information about investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$357	$—	$—	$—	$4	$(356)	$5	$—
Tax exempt	2	—	—	—	—	—	2	—
Government—non-U.S.	22	—	(2)	(1)	15	—	34	—
U.S. corporate	1,408	25	60	(52)	387	(308)	1,520	5
Corporate—non-U.S.	767	7	69	74	293	(178)	1,032	(2)
Residential mortgage- backed	1,623	(89)	200	(51)	20	(44)	1,659	(77)
Commercial mortgage-backed	3,128	(6)	294	(34)	476	(229)	3,629	(6)
Other asset-backed	1,063	(1)	105	(122)	1	(31)	1,015	(1)

Total fixed maturity securities	8,370	(64)	726	(186)	1,196	(1,146)	8,896	(81)

Equity securities	61	—	1	(1)	—	(1)	60	—

Other invested assets:
Trading securities	133	16	—	—	—	—	149	16
Derivative assets	286	(15)	—	1	—	—	272	(11)

Total other invested assets	419	1	—	1	—	—	421	5

Total Level 3 assets	$8,850	$(63)	$727	$(186)	$1,196	$(1,147)	$9,377	$(76)

	Beginning balance as of July 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,681	$(256)	$(241)	$(6)	$2,347	$(704)	$5,821	$(249)
Equity securities	9	—	—	15	25	—	49	—
Other invested assets (1)	409	58	—	(31)	—	(28)	408	47

Total Level 3 assets	$5,099	$(198)	$(241)	$(22)	$2,372	$(732)	$6,278	$(202)

(1)	Includes certain trading securities and derivatives.

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$25	$—	$(38)	$13	$394	$(389)	$5	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	(2)	9	15	(19)	34	—
U.S. corporate	2,734	9	170	(163)	764	(1,994)	1,520	10
Corporate—non-U.S.	1,560	(26)	211	85	696	(1,494)	1,032	(29)
Residential mortgage-backed	1,957	(421)	364	(205)	905	(941)	1,659	(391)
Commercial mortgage-backed	3,219	(44)	337	(140)	1,008	(751)	3,629	(45)
Other asset-backed	1,034	(23)	285	(355)	982	(908)	1,015	(18)

Total fixed maturity securities	10,560	(505)	1,327	(751)	4,766	(6,501)	8,896	(473)

Equity securities	60	—	1	1	—	(2)	60	—

Other invested assets:
Trading securities	125	17	—	(15)	54	(32)	149	16
Derivative assets	933	(508)	—	(175)	22	—	272	(486)

Total other invested assets	1,058	(491)	—	(190)	76	(32)	421	(470)

Total Level 3 assets	$11,678	$(996)	$1,328	$(940)	$4,842	$(6,535)	$9,377	$(943)

	Beginning balance as of January 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,794	$(754)	$(431)	$(264)	$5,171	$(2,695)	$5,821	$(748)
Equity securities	30	1	—	(8)	29	(3)	49	—
Other invested assets (1)	319	74	—	31	12	(28)	408	63

Total Level 3 assets	$5,143	$(679)	$(431)	$(241)	$5,212	$(2,726)	$6,278	$(685)

(1)	Includes certain trading securities and derivatives.

As included in the Level 3 tables above, the total fixed maturity securities classified as Level 3 measurements increased by $526 million for the three months ended September 30, 2009 and decreased by $1,664 million for the nine months ended September 30, 2009. The decrease in fixed maturity securities classified as Level 3 was primarily due to an increase in the activity for certain securities causing these securities to no longer require Level 3 classification as a result of being illiquid. Sales of securities classified as Level 3 also contributed to the decrease. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 for the three months ended September 30, 2009 but was not previously classified as Level 3. The change in classification primarily resulted from a change in observability of inputs for certain mortgage-backed and asset-backed securities and private securities based on the lack of market observable inputs for these securities.

For the securities classified as Level 3 at the end of the period, the current market conditions for these securities have resulted in little or no trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

As of September 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains on securities		Gross unrealized losses on securities
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,104	$65	$—	$(3)	$—	$2,166
Tax exempt	2,177	111	—	(87)	—	2,201
Government—non-U.S.	2,165	110	—	(21)	—	2,254
U.S. corporate	20,914	811	—	(970)	(3)	20,752
Corporate—non-U.S.	12,048	411	—	(410)	—	12,049
Residential mortgage- backed	3,503	51	1	(616)	(355)	2,584
Commercial mortgage- backed	5,061	70	—	(1,130)	(115)	3,886
Other asset-backed	2,106	7	—	(257)	(2)	1,854

Total fixed maturity securities	50,078	1,636	1	(3,494)	(475)	47,746
Equity securities	150	17	—	(3)	—	164

Total available-for-sale securities	$50,228	$1,653	$1	$(3,497)	$(475)	$47,910

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$764	$141	$—	$905
Tax exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

Fixed maturity securities increased $4.9 billion primarily as a result of lower unrealized losses. Gross unrealized losses in our fixed maturity securities portfolio from December 31, 2008 through September 30, 2009 decreased primarily from an improvement in market performance.

We allocate net unrealized investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net unrealized investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net unrealized investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment balance sheets, respectively. The majority of our unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had unrealized gains of $22 million and unrealized losses of $237 million as of September 30, 2009 and December 31, 2008, respectively.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities that each security sector comprised as of the dates indicated:

	September 30, 2009		December 31, 2008
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$2,166	5%	$905	2%
Tax exempt	2,201	5	2,371	6
Government—non-U.S.	2,254	5	1,760	4
U.S. corporate	20,752	43	19,074	45
Corporate—non-U.S.	12,049	25	9,976	23
Residential mortgage-backed (1)	2,584	5	2,937	7
Commercial mortgage-backed	3,886	8	3,758	9
Other asset-backed	1,854	4	2,090	4

Total fixed maturity securities	$47,746	100%	$42,871	100%

(1)

As of September 30, 2009 and December 31, 2008, our residential mortgage-backed securities were $409 million and $587 million, respectively, collateralized by sub-prime residential mortgage loans and $374 million and $491 million, respectively, were collateralized by Alt-A residential mortgage loans.

As of September 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$65	$—	$(15)	$50
AA	112	—	(47)	65

Subtotal	177	—	(62)	115
A	139	—	(69)	70
BBB	37	—	(21)	16
BB	92	—	(53)	39
B	109	—	(52)	57
CCC and lower	310	2	(200)	112

Total sub-prime securities	$864	$2	$(457)	$409

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

As of September 30, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value levels were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$127	$—	$2	$125
2005	133	—	—	133
2006	114	—	15	99
2007	35	—	—	35

Total sub-prime securities	$409	$—	$17	$392

As of September 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$57	$—	$(11)	$46
AA	50	—	(12)	38

Subtotal	107	—	(23)	84
A	66	—	(20)	46
BBB	78	—	(46)	32
BB	85	—	(49)	36
B	115	—	(60)	55
CCC and lower	253	3	(135)	121

Total Alt-A securities	$704	$3	$(333)	$374

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

As of September 30, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$109	$—	$10	$99
2005	147	—	—	147
2006	76	—	—	76
2007	42	—	—	42

Total Alt-A securities	$374	$—	$10	$364

Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased as a result of impairments of $43 million and $31 million, respectively, recorded during the three months ended September 30, 2009. Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased as a result of impairments of $157 million and $185 million, respectively, recorded during the nine months ended September 30, 2009. Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2009 were primarily a result of widening spreads as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. As of September 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it was not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. Accordingly, we determined that the unrealized losses on these securities represented temporary impairments as of September 30, 2009.

As of September 30, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,216	$62	$(275)	$3,003
AA	569	—	(271)	298

Subtotal	3,785	62	(546)	3,301
A	491	1	(254)	238
BBB	401	4	(229)	176
BB	229	—	(131)	98
B	136	1	(75)	62
CCC and lower	19	2	(10)	11

Total commercial mortgage-backed securities	$5,061	$70	$(1,245)	$3,886

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,589	$44	$(668)	$2,965
AA	690	—	(350)	340

Subtotal	4,279	44	(1,018)	3,305
A	544	1	(285)	260
BBB	293	11	(156)	148
BB	63	—	(28)	35
B	14	—	(6)	8
CCC and lower	4	—	(2)	2
In or near default	1	—	(1)	—

Total commercial mortgage-backed securities	$5,198	$56	$(1,496)	$3,758

As of September 30, 2009, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,217	$—	$29	$2,188
2005	511	—	23	488
2006	660	—	124	536
2007	498	—	81	417

Total commercial mortgage-backed securities	$3,886	$—	$257	$3,629

As of September 30, 2009, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$736	$—	$82	$654
2005	359	—	70	289
2006	779	—	32	747
2007	1,130	—	50	1,080
2008	320	—	2	318
2009	331	—	29	302

Total other mortgage-backed and asset-backed securities	$3,655	$—	$265	$3,390

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$292	$(3)	17	$—	$—	—
Tax exempt	—	—	—	365	(87)	115
Government—non-U.S.	173	(7)	22	99	(14)	37
U.S. corporate	611	(67)	77	6,356	(906)	586
Corporate—non-U.S.	906	(33)	94	2,950	(377)	327
Residential mortgage-backed	646	(357)	260	1,013	(614)	341
Commercial mortgage-backed	163	(59)	53	2,315	(1,186)	446
Other asset-backed	68	(6)	11	1,538	(253)	108

Subtotal, fixed maturity securities	2,859	(532)	534	14,636	(3,437)	1,960
Equity securities	5	(2)	4	3	(1)	4

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

% Below cost—fixed maturity securities:
<20% Below cost	$2,401	$(73)	292	$11,046	$(805)	1,208
20-50% Below cost	333	(170)	103	2,940	(1,389)	429
>50% Below cost	125	(289)	139	650	(1,243)	323

Total fixed maturity securities	2,859	(532)	534	14,636	(3,437)	1,960

% Below cost—equity securities:
<20% Below cost	—	—	—	3	(1)	4
20-50% Below cost	5	(1)	3	—	—	—
>50% Below cost	—	(1)	1	—	—	—

Total equity securities	5	(2)	4	3	(1)	4

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

Investment grade	$2,441	$(182)	288	$12,695	$(2,633)	1,542
Below investment grade	423	(352)	250	1,944	(805)	422

Total for securities in an unrealized loss position	$2,864	$(534)	538	$14,639	$(3,438)	1,964

The investment securities in an unrealized loss position as of September 30, 2009 consisted of 2,502 securities and accounted for unrealized losses of $3,972 million. Of these unrealized losses of $3,972 million, 71% were investment grade (rated AAA through BBB-) and 22% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of September 30, 2009 was $475 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $136 million have been in an unrealized loss position for more than 12 months.

Of the unrealized losses of $3,972 million, $2,475 million were related to structured securities and $932 million were related to corporate securities in the finance and insurance sector. The remaining amount of $565 million was spread evenly across all other sectors with no individual sector exceeding $90 million.

Of the $2,475 million unrealized losses in structured securities, 50% were in commercial mortgage-backed securities and 39% were in residential mortgage-backed securities with the remainder in other asset-backed securities. Approximately 65% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of September 30, 2009.

Of the $932 million unrealized losses in the finance and insurance sector, most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of September 30, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of September 30, 2009, 752 securities were 20% or more below cost, of which 233 securities were also below investment grade (rated BB+ and below) and accounted for unrealized losses of $680 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $42 million was recorded in OCI.

While certain securities included in the preceding table were considered other-than-temporarily impaired, we expected to recover the new amortized cost based on our estimate of cash flows to be collected. As of September 30, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. We expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated of cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2009		December 31, 2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,258	25%	$2,215	30%
Short-term investments	1,033	21	1,119	15
Derivatives counterparty collateral	937	19	1,605	22
Securities lending collateral	899	18	1,469	20
Limited partnerships	583	12	715	10
Trading securities	180	4	169	2
Other investments	59	1	119	1

Total other invested assets	$4,949	100%	$7,411	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Securities lending collateral decreased primarily from our decision to decrease the program size. Limited partnership investments decreased primarily from unrealized depreciation and returned capital, partially offset by calls on outstanding commitments.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$281	$501	Other liabilities	$9	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	4	—
Foreign currency swaps	Other invested assets	123	120	Other liabilities	—	1

Total cash flow hedges		404	621		13	55

Fair value hedges:
Interest rate swaps	Other invested assets	156	231	Other liabilities	18	36
Foreign currency swaps	Other invested assets	24	46	Other liabilities	—	—

Total fair value hedges		180	277		18	36

Total derivatives designated as hedges		584	898		31	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	408	384	Other liabilities	39	95
Interest rate swaptions	Other invested assets	195	780	Other liabilities	104	60
Credit default swaps	Other invested assets	6	1	Other liabilities	—	27
Equity index options	Other invested assets	62	152	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	3	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	—	18	Policyholder account balances (2)	308	878

Total derivatives not designated as hedges		674	1,335		451	1,060

Total derivatives		$1,258	$2,233		$482	$1,151

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	September 30, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$2,562	$509	$6,054
Inflation indexed swaps	Notional	—	383	—	383
Foreign currency swaps	Notional	559	491	559	491

Total cash flow hedges		4,560	3,436	1,068	6,928

Fair value hedges:
Interest rate swaps	Notional	3,098	—	338	2,760
Foreign currency swaps	Notional	187	—	102	85

Total fair value hedges		3,285	—	440	2,845

Total derivatives designated as hedges		7,845	3,436	1,508	9,773

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	945	2,057	5,348
Interest rate swaptions	Notional	12,000	—	4,500	7,500
Credit default swaps	Notional	610	—	20	590
Financial futures	Notional	2,194	6,681	2,194	6,681
Inflation indexed swaps	Notional	—	—	—	—
Other foreign currency contracts	Notional	—	982	461	521

Total derivatives not designated as hedges		21,264	8,608	9,232	20,640

Total derivatives		$29,109	$12,044	$10,740	$30,413

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	September 30, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	589,000	225,000	896,000
GMWB embedded derivatives	Policies	43,677	4,050	1,128	46,599

The increase in the notional value of derivatives was primarily due to a $4.2 billion notional increase in non-qualifying exchange-traded futures related to the downgrade in credit ratings in the second quarter of 2009. Also contributing to the increase in the notional value was a $2.6 billion notional increase in qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products. The increase in notional was partially offset by a $5.5 billion notional decline in non-qualifying interest rate swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position.

Consolidated Balance Sheets

Total assets. Total assets increased $1.4 billion from $107.4 billion as of December 31, 2008 to $108.8 billion as of September 30, 2009.

•

Cash, cash equivalents and invested assets increased $1.2 billion primarily due to an increase of $4.9 billion in our fixed maturity securities portfolio resulting from improved market performance. This increase was partially offset by a decrease of $2.5 billion in other invested assets primarily driven by a decrease in derivatives and derivatives counterparty collateral. Commercial mortgage loans decreased $0.6 billion as collections exceeded originations and policy loans decreased $0.4 billion from the bankruptcy-related lapse of a large group corporate-owned life insurance policy. Cash remained relatively flat as proceeds from the initial public offering of our Canadian mortgage insurance business and our equity offering were offset by the scheduled maturities and early retirement of institutional contracts and repayment of our senior notes.

•	The deferred tax asset decreased $0.9 billion primarily related to a decrease in unrealized investment losses.

•	Separate account assets increased $1.5 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $3.1 billion from $98.5 billion as of December 31, 2008 to $95.4 billion as of September 30, 2009.

•

Our policyholder-related liabilities decreased $3.4 billion largely attributable to scheduled maturities and early retirement of institutional contracts. These decreases were partially offset by an increase in reserves related to our U.S. mortgage insurance business as a result of delinquencies and growth in our long-term care insurance business.

•

Long-term borrowings decreased $0.8 billion primarily as a result of the repayment of principal of $660 million of our senior notes that matured in the second quarter of 2009 and the repurchase of principal of $152 million of our senior notes in 2009.

•	Separate account liabilities increased $1.5 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $4.5 billion from $8.9 billion as of December 31, 2008 to $13.4 billion as of September 30, 2009.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $0.5 billion for the nine months ended September 30, 2009.

•

Accumulated other comprehensive income (loss) decreased $3.1 billion primarily attributable to a decrease of $2.6 billion in net unrealized investment losses from an improvement in market performance during 2009. Also, during 2009, the U.S. dollar weakened against other currencies resulting in higher foreign currency translation adjustments.

•

Additional paid-in capital increased $0.6 billion primarily from the issuance of common stock in our equity offering in September 2009 which was partially offset by a loss on the initial public offering of our Canadian mortgage insurance business in July 2009.

•	Noncontrolling interests relate to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and Subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2009	2008
Net cash from operating activities	$1,854	$3,193
Net cash from investing activities	2,386	171
Net cash from financing activities	(4,659)	(1,094)

Net increase (decrease) in cash before foreign exchange effect	$(419)	$2,270

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily driven by higher claims paid related largely to our U.S. mortgage insurance business.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as proceeds from maturities and sales of fixed maturity securities were higher than purchases. We have had an overall decline in the purchase of investments as we have been holding higher cash balances to cover near term obligations. Partially offsetting this increase was a transfer of cash of $90 million related to the sale of one of our Mexican subsidiaries in the third quarter of 2009.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; as well as dividends to our stockholders and other capital transactions. Cash from financing activities for the nine months ended September 30, 2009 included net redemptions on universal life insurance and investment contracts of $4,868 million from scheduled maturities and the early retirement of institutional contracts. Also contributing to the decrease in cash flows from financing activities was the repayment of principal of $660 million of our senior notes that matured in May and June 2009, the repayment of $203 million of commercial paper in the first quarter of 2009 and the repurchase of principal of $152 million of senior notes in 2009. Partially offsetting these decreases were increases of $771 million from the initial public offering of Genworth MI Canada Inc., our indirect subsidiary, and $622 million for the public offering of our Class A Common Stock. There were no stock repurchases or common stock dividends paid during the nine months ended September 30, 2009.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the condensed consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least AA- by S&P. We are currently fully indemnified against counterparty credit risk by the intermediary. The fair value of securities loaned under the securities lending program was $0.9 billion as of September 30, 2009 consisting of $0.6 billion in the U.S. and $0.3 billion in Canada. As of September 30, 2009, the fair value of collateral held under the securities lending program was $0.9 billion and the offsetting obligation to return collateral of $0.9 billion was included in other liabilities on the condensed consolidated balance sheet.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2009, the fair value of securities pledged under the repurchase program was $1.3 billion and the offsetting repurchase obligation of $1.3 billion was included in other liabilities on the condensed consolidated balance sheet.

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

Our holding company had $1,320 million and $860 million of cash and cash equivalents as of September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, we received dividends of $869 million primarily from our non-U.S. subsidiaries. Dividends included $659 million in connection with proceeds from the initial public offering of our Canadian mortgage insurance business in the third quarter of 2009.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2009, our total cash, cash equivalents and invested assets were $69.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2009.

As of September 30, 2009, we had approximately $992 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to nine years. We have not experienced any significant levels of early termination requests in 2009.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The fair value of those securities as of September 30, 2009 was $1.0 billion.

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

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to $1.9 billion under these facilities. As of September 30, 2009, we had borrowings of $930 million under these facilities and we utilized $107 million of the commitment under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of September 30, 2009, we had an unused credit capacity under our revolving credit facilities of $823 million. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

During the third quarter of 2009, we repurchased principal of $73 million of our 5.65% senior notes that mature in June 2012, plus accrued interest. During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until mid-2011.

Update to our capital and liquidity strategy

In order to enhance the holding company’s capital flexibility and liquidity, we have actively pursued various strategies. These include:

•	reducing sales of certain insurance products (to reduce capital requirements, reflect the economic environment and our risk requirements or optimize profitability over time);

•	reducing operating expenses;

•	selling selected assets (including assets in our investment portfolio, blocks of business or interests in subsidiaries); or

•	accessing the capital markets at appropriate times.

During 2009, we completed several transactions as part of our plan to increase our liquidity and capital flexibility. We reduced sales of certain insurance products as part of the refinement of our specialist strategy. In December 2008, we announced a plan to reduce costs by eliminating approximately 1,000 jobs globally which we completed in the first quarter of 2009. We have also undertaken cost saving initiatives throughout the organization to reduce operating expenses. Additionally, we utilized reinsurance arrangements in the first half of 2009 to provide some additional capital capacity to our insurance subsidiaries.

On July 7, 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada. We paid $49 million of expenses directly related to the transaction, including underwriting commissions and other items, in the third quarter of 2009. The gross proceeds included $22 million of cash remaining in Genworth Canada.

On September 21, 2009, we completed the public offering of 55,200,000 shares of our Class A Common Stock, par value $0.001 per share (including the exercise in full of the underwriters’ option to purchase up to an additional 7,200,000 shares of our Class A Common Stock). Net proceeds were $622 million and are being used for general corporate purposes.

We are initiating a number of strategies to begin reinvesting the substantial cash balances we maintained through the uncertain market conditions that began in 2008 and continued into 2009. This includes redeploying cash within the life operating companies to enhance investment yields over the next several quarters.

We believe our revolving credit facilities and anticipated cash flows from operations, combined with our pursuit over time of additional funding strategies, will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements, as well as optimize our capital structure. In addition, we actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. However, we cannot predict with any certainty the impact to us from any further disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company.

Additional funding sources could include executing reinsurance transactions or, in the future, issuing debt or additional equity. Any decision to issue equity would thoroughly consider the degree to which such an equity issuance would dilute current stockholders’ value. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers, our credit ratings and credit capacity and the performance of and outlook for our business.

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

During the third quarter of 2009, we repurchased principal of $73 million of our 5.65% senior notes that mature in June 2012, plus accrued interest. During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest. During the second quarter of 2009, we repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We have no additional long-term senior notes maturing until mid-2011.

We have $571 million of funding agreements and FABNs scheduled to mature in the next 12 months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2008 Annual Report on Form 10-K filed on March 2, 2009.

Securitization Entities

There were no off-balance sheet securitization transactions in the nine months ended September 30, 2009 or 2008. However, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

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

We have seen signs of improved equity and credit market performance in 2009, as well as improved liquidity across many asset classes. Despite the overall improvement, marketplace uncertainty continued to impact other asset classes such as sub-prime and Alt-A residential mortgage loans. The continued weak economic climate has begun to impact performance in prime residential mortgage loans and commercial real estate mortgages, which have seen delinquencies rise off a relatively low base. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

In the second and third quarters of 2009, the currencies in our principal international locations (Canada, Australia and Europe) strengthened against the U.S. dollar. This has resulted in higher levels of reported revenues, net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements as compared to the first quarter of 2009, however, significantly lower when compared to the levels reported in 2008. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency rates have had during the year.

There were no other material changes in these risks since December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2009

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal GIC business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as capital reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Except as described below, there were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2008 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, except as set forth below, there were no new material legal proceedings during the quarter.

As previously reported, one of our subsidiaries had been named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations involving the sale of GICs to municipalities. However, plaintiffs in these actions recently amended their complaints and those amended complaints do not presently name any Genworth subsidiary as a defendant.

As previously reported, one of our U.S. mortgage insurance subsidiaries was involved in an arbitration proceedings with a lender regarding five bulk transactions (reflecting approximately $531 million of original risk in-force) that, until their rescission by our insurance subsidiary in December 2008, had insured certain of such lender’s payment option adjustable rate (“POA”) loans. On September 8, 2009, the parties settled the arbitration. The settlement resolved prior claims, or pending and anticipated future unpaid claims for coverage benefits under the policies for the POA loans, and the lender’s bad faith counterclaims. The parties mutually released each other and their affiliates to end all disputes or potential disputes that were raised or could have been raised in the arbitration. After giving effect to the premiums retained, settlement payments and other consideration exchanged by the parties, we made an additional provision for our obligations under the settlement in the amount of $62 million, net of tax.

As previously reported, one of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company, United States District Court for the Central District of California. The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleges that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. The plaintiff does not specify the amount of damages he seeks to recover. We intend to vigorously defend this action but cannot predict its outcome. Our insurance subsidiary has filed a motion with the court to dismiss the complaint on various grounds.

As previously reported, the U.K. antitrust authorities are conducting a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, this is subject to the outcome of a recent appeal being brought against key elements of the findings by a large U.K. retail bank.

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

The discussion of our business and operations should be read together with the risk factors contained in “Item 1A” of our 2008 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2009.

We expect to continue to investigate insured U.S. mortgage loans with resulting rescissions although we cannot give assurance on the extent to which we may continue to realize benefits from rescissions.

As part of our loss mitigation efforts, we routinely investigate insured loans and as a result we may rescind coverage. In recent periods, we have recognized significant benefits from rescinding policies for insured loans. While we believe our rescissions are valid and expect additional rescissions based on future investigations, we can give no assurance on the extent to which we may continue to realize benefits from rescissions. In addition, insured lenders may object to our decision to rescind coverage. If disputed by the insured and a legal proceeding were instituted, the validity of that rescission would be determined by arbitration or judicial proceedings unless otherwise settled. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded. A variance between ultimate rescission rates and these estimates could significantly affect our financial position and results of operations.

The extent to which loan modifications and other similar programs may provide benefits to our U.S. Mortgage Insurance segment is uncertain.

The mortgage finance industry (with government support) has adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. The effect on us of a loan modification depends on re-default rates, which in turn can be affected by factors such as changes in housing values and unemployment. We cannot predict what the ultimate re-default rate will be, and therefore, we cannot be certain whether these programs will provide material benefits to us. Our estimates of the number of loans qualifying for modification programs are inherently uncertain. Various government entities and private parties have enacted foreclosure moratoriums. Although a moratorium does not affect the accrual of interest and other expenses on a loan, our master insurance policies contain covenants that require cooperation and loss mitigation by insured lenders. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101	The following consolidated financial statements from Genworth Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 2, 2009, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: November 2, 2009

	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)