Form 10-K
period 2009-12-31
GENWORTH FINANCIAL INC
filed 2010-02-26
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 16, 2010, 489,073,134 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2010 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As a financial security company, we are dedicated to helping meet the life security, retirement security, wealth management and homeownership needs of our customers. Our life security offerings protect people during unexpected events. These life security products and services include our payment protection coverages in Europe, Canada and Mexico, and in the U.S., term and universal life insurance, as well as care coordination and wellness services. We help people achieve financial goals and independence by providing retirement security offerings. In the U.S., retirement security products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care and Medicare supplement insurance. We help individuals accumulate and build wealth for financial security in the U.S. with our wealth management products that include financial planning services and managed accounts. We enable homeownership in the U.S. and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

Our products and services are designed to help consumers meet key financial security needs. Our primary products and related services are targeted at markets that are benefiting from significant demographic, legislative and market trends, including the aging population across the countries in which we operate, and the growing reality that responsibility for building financial security resides primarily with the individual. We distribute our products and services through diversified channels that include financial intermediaries, advisors, independent distributors, affinity groups and dedicated sales specialists. We are committed to our distribution partners and policyholders and continue to invest in key distribution relationships, product innovation and service capabilities.

As of December 31, 2009, we had the following operating segments:

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer other senior supplemental products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the year ended December 31, 2009, our Retirement and Protection segment’s net loss available to Genworth Financial, Inc.’s common stockholders was $60 million while net operating income available to Genworth Financial, Inc.’s common stockholders was $424 million.

•	International. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominately insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2009, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $380 million and $385 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2009, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $427 million and $459 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2009, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $353 million and $152 million, respectively.

On a consolidated basis, we had $12.3 billion of total Genworth Financial, Inc.’s stockholders’ equity and $108.2 billion of total assets as of December 31, 2009. For the year ended December 31, 2009, our revenues were $9.1 billion and we had a net loss available to Genworth Financial, Inc.’s common stockholders of $460 million.

As of February 25, 2010, our principal U.S. life insurance companies had financial strength ratings of “A” (Strong) from Standard & Poor’s Financial Services LLC (“S&P”), “A2” (Good) from Moody’s Investors Service Inc. (“Moody’s”), “A” (Excellent) from A.M. Best Company, Inc. (“A.M. Best”) and “A-” (Strong) from Fitch Ratings (“Fitch”). Our rated U.S. mortgage insurance companies had financial strength ratings of “BBB-” (Good) from S&P and “Baa2” (Adequate) from Moody’s. Our Canadian mortgage insurance company was rated “AA” (Superior) from Dominion Bond Rating Service (“DBRS”) and “AA-” (Very Strong) from S&P, our Australian mortgage insurance company was rated “AA-” (Very Strong) from S&P and “A1” (Good) from Moody’s and our principal European lifestyle protection insurance companies are rated “A-” (Strong) by S&P.

Positioning for the Future

We offer a variety of products and services that meet consumers’ financial security needs at various stages of their lives but concentrate our focus on those products and services where we have leadership positions or can differentiate based on: product innovation and value; risk expertise; distribution strength; service effectiveness or cost efficiency. Consistent with this strategy, we have concentrated our product and service offerings in our life insurance, long-term care insurance, wealth management, lifestyle protection insurance and mortgage insurance businesses. We also selectively target certain annuity and supplemental protection product offerings. This approach is designed to help us achieve growth and create stockholder value through pursuit of the following key initiatives:

•	Drive new business with improved profitability. As we focus on our leadership businesses, we continue to concentrate on market segments that we see as most attractive and that best fit with our strengths, profitability targets and risk tolerance. We strive to maintain appropriate return and risk thresholds in our product offerings through pricing actions and changes in product design or distribution structures, as well as new product introductions. We expect our tightened underwriting guidelines will contribute to improved profitability going forward.

•

Optimize investment portfolio performance. We have restructured our investment portfolio to help protect against the potential impact of a prolonged recession or slow economic recovery, including the exit of riskier investments. We have a disciplined asset-liability management process that enables us to manage our assets and liabilities effectively. We reduced exposures in several major asset classes, including the financial sectors, and exited selected investments in limited partnerships. We have a diversified investment portfolio and have shifted certain investments towards industries that we believe will be less impacted by economic cycles, such as utilities. We continue to identify and limit certain exposure levels to maintain or achieve desired diversification. We have begun reinvesting the substantial cash balances we maintained through the uncertain market conditions that began in 2008 and continued into early 2009 to enhance investment income and yields. We also pursue selected portfolio hedging strategies to enhance returns.

•

Continue active risk management and loss mitigation. We seek to adapt to changes and proactively manage risk as it relates to our businesses. We have reviewed our pricing and product designs, as well as our underwriting guidelines, and made adjustments as necessary. In 2009, we re-priced products in our lifestyle protection and U.S. mortgage insurance businesses, as well as in certain of our international mortgage insurance markets. We have taken steps to improve our distribution arrangements and refine our products and target markets in our lifestyle protection insurance business. We have reduced our mortgage insurance risk in-force in Europe which has been primarily driven by reductions in Spain. We maintain active loss mitigation efforts in our U.S. mortgage insurance business, including pursuit of appropriate loan modifications, investigating loans for underwriting and master policy compliance, and where appropriate, execute loan rescissions or selected settlements. Additionally, we pursue targeted loss mitigation strategies in mortgage insurance markets outside the U.S.

•

Execute effective capital management and capital deployment. We pursue capital management strategies to support the capitalization and targeted ratings for our insurance companies and holding company. Our objective is to maintain adequate levels of capital in the event of unforeseen events, while still meeting our targeted goals. In 2009, we raised new capital through a public offering of our common stock for net proceeds of $622 million and the initial public offering of our Canadian mortgage insurance business for gross proceeds of approximately $820 million. We have introduced new products that are more capital efficient. We have achieved the generation of statutory capital from profit emergence on our in-force business, as well as from ongoing capital management and efficiency strategies such as use of reinsurance, management of new business levels and cost reductions. In addition, we continue to evaluate opportunities to redeploy capital from lower returning blocks of business.

Growth Strategies

Our objectives are to increase revenues and operating income, as well as enhance returns on equity. Our plans to do this are based on the following strategies in each of our segments:

•

Retirement and Protection. Our strategy is centered around life insurance, long-term care insurance and independent advisor wealth management offerings, with a more targeted focus on annuities, Medicare supplement insurance and other senior supplemental offerings. We are committed to providing competitively-priced life insurance products that give consumers greater flexibility. In 2009, we introduced a new term universal life insurance product that is designed to replace our existing term life insurance products and offers death benefit guarantee premiums and a similar value proposition to traditional term life insurance but offers flexibility associated with universal life coverage. This new product is designed to reduce capital requirements and limit financing costs associated with existing term life insurance products. We continue to focus on growth in our long-term care insurance business, as well as leverage our leadership in long-term care insurance to expand related product lines and services. These include products that combine coverages such as life insurance or annuity products with long-term care insurance to provide consumers with greater flexibility. We are committed to growing our wealth management business and selectively target our annuity product lines. We will distribute annuity offerings through channels, distributors and advisors with greatest growth opportunities and that are most clearly aligned with our strategic objectives and risk appetite.

•

International. We are growing our international businesses within geographies that have attractive market and regulatory conditions for profitable growth, while managing economic, product and underwriting risks. We have established international mortgage insurance platforms in Canada, Australia, Europe and Mexico and intend to operate them in a disciplined fashion with an ongoing focus on risk management. Our entry and growth in developing international mortgage insurance markets will be selective. In our lifestyle protection insurance business, we continue to refine our products and target markets and are implementing significant price and distribution contract changes for both new and eligible in-force policies. We expect these actions will benefit earnings going forward and will help mitigate the pressure from increasing claims durations resulting from continued high unemployment in Europe. We maintain our focus on markets in Europe and plan to grow our lifestyle protection insurance business selectively in other new markets.

•

U.S. Mortgage Insurance. In the U.S., economic factors such as high unemployment, declining home prices and limited credit availability have significantly impacted mortgage origination volumes and had an effect on home buyers’ abilities and willingness to meet their mortgage obligations. We have responded by shifting to a business model that is expected to deliver higher returns with a lower risk profile, through tightened underwriting criteria, increased pricing, and certain restrictions based on product type and geographic location, while maintaining our focus on insuring high quality single-family mortgages. Beginning in early 2009, we reduced new business production levels in order to manage our risk profile and maintain appropriate capital buffers through the recent unprecedented housing market cycle. As we executed on several capital initiatives and further refined our product and underwriting approaches during the first half of 2009, we successfully created these additional capital buffers and expanded our production levels in the second half of 2009, thus growing our market share.

Retirement and Protection

Through our Retirement and Protection segment, we market various forms of life insurance, long-term care insurance, wealth management, retirement income and supplementary protection products and services. In December 2009, we began reporting our institutional and corporate-owned life insurance products, previously included in our Retirement and Protection segment, in Corporate and Other activities, as they were deemed non-strategic. The corporate-owned life insurance product was previously included in our long-term care insurance business. All prior period amounts have been re-presented. In January 2009, we also began reporting our equity access business in our long-term care insurance business. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans, and was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts have not been re-presented.

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

	As of or for the years ended December 31,
(Amounts in millions)	2009	2008	2007
Revenues:
Life insurance	$1,485	$1,455	$1,959
Long-term care insurance	2,744	3,403	2,677
Wealth management	278	330	336
Retirement income	1,160	1,148	1,912

Total revenues	$5,667	$6,336	$6,884

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$217	$264	$310
Long-term care insurance	171	166	158
Wealth management	28	43	44
Retirement income	8	(246)	212

Total net operating income available to Genworth Financial, Inc.’s common stockholders	424	227	724
Net investment gains (losses), net of taxes and other adjustments	(484)	(360)	(95)
Expenses related to reorganization, net of taxes	—	(12)	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(60)	$(145)	$629

Total segment assets	$81,497	$78,758	$81,772

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured and may also offer a savings element that can be used to help accumulate funds to meet future financial needs. In 2009, we implemented new marketing strategies and enhanced sales support services and product offerings that allow our producers to effectively sell to our targeted middle market consumer segment. Our sales support efforts provide case management services for producers and marketing programs focused on middle market consumers who purchase policies with face amounts under $1 million. These services include a simplified fulfillment process and underwriting which enable high volume, low-cost processing for lower average policy sizes supporting our targeted markets.

Products

Our principal life insurance products are term life and universal life. We also have a runoff block of whole life insurance. Term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value. We have been a leading provider of term life insurance for more than two decades and are a leader in marketing through brokerage general agencies (“BGAs”) in the U.S. In 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. The new term universal life insurance product offers death benefit guarantee premiums that are competitive with traditional term insurance premiums for comparable durations. This new product also provides greater flexibility typically associated with universal life insurance coverage while reducing related non-economic capital requirements and financing costs relative to traditional term life insurance.

We also offer other universal life insurance products that are designed to provide permanent protection for the life of the insured and may include a buildup of cash value that can be used to meet particular financial needs during the policyholder’s lifetime.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We have generally reinsured risks in excess of $5 million per life. From time to time, we may reinsure any risk depending on the pricing terms of available reinsurance. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our experience and other factors.

We price our life insurance policies based primarily upon our historical experience. We target individuals primarily in preferred risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating people with health problems and offer appropriately priced coverage based on stringent underwriting criteria.

Distribution

We offer life insurance products through an extensive network of independent BGAs throughout the U.S. and through financial intermediaries and insurance marketing organizations. We believe there are opportunities to expand our sales through each of these and other distribution channels.

Competition

Competition in our life insurance business comes from many sources, including many traditional insurance companies as well as non-traditional providers, such as banks and structured finance or private equity markets. The life insurance market is highly fragmented. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built additional capabilities in other channels. We believe our competitive advantage in the term life insurance market comes from our long history serving this market, our service excellence, underwriting expertise and pricing on smaller face amounts as our average policy size is less than $400,000. We believe that this past success will help with sales of our new term universal life insurance product as it will be sold primarily through existing BGA and other channels.

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 30 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of strong risk management, product innovation, a diversified distribution strategy and claims processing expertise.

AARP selected us as its provider to offer new long-term care insurance products to its approximately 40 million members, and we entered into a five-year exclusive endorsement agreement with AARP in 2007. This relationship includes access to two new distribution channels, telephone and internet sales, with direct access to customers.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the significant and escalating costs of long-term care provided in the insured’s home or in assisted living or nursing facilities. Insureds become eligible for certain covered benefits if they become incapable of performing certain activities of daily living. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Long-term care insurance claims typically have a duration of approximately one to four years with an average duration of approximately two years.

We also offer linked-benefits products for customers who have traditionally self-funded long-term care risk or seek multiple benefits. One linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy that provides coverage for cash value, death benefits and long-term care benefits. We also offer a linked-benefits product that combines a single premium deferred annuity with long-term care insurance coverage. As of January 1, 2010, the Pension Protection Act allows long-term care insurance premiums paid from the account value of an annuity with long-term care coverage to be tax-free. We believe that this regulatory change to the tax law will make the annuity linked-benefit product more attractive to producers and consumers as a way to purchase long-term care insurance in a tax advantaged manner while also retaining an annuity asset.

As a complement to our long-term care insurance offerings, Medicare supplement insurance provides supplemental insurance coverage to seniors who participate in the Medicare program. The product covers deductibles and coinsurance amounts that are not covered by traditional Medicare, which seniors without supplemental coverage would have to pay out-of-pocket. The product design was standardized in 1992 to provide better clarity for seniors, but was revised again in 2008 when Congress passed the Medicare Improvement for Patients and Providers Act (“MIPPA”). One effect of MIPPA is that all providers of Medicare supplement insurance are required to re-file their products to reflect the new plan and benefit changes in order to continue selling after May 31, 2010. We are in the process of filing and obtaining approvals for our re-filed plans in multiple states.

Underwriting and pricing

We employ extensive medical underwriting policies to assess and quantify risks before we issue our long-term care insurance policies, similar to, but separate from, those we use in underwriting life insurance products.

We have accumulated extensive pricing and claims experience, and believe we have the largest actuarial database in the industry. The overall profitability of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions for claims experience, morbidity and mortality experience, lapse rates and investment yields. Our actuarial database provides us with substantial data that has helped us develop sophisticated pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including marital status, medical history and other factors. Profitability on older policies issued without the full benefit of this experience and pricing methodology has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a Medical Advisory Board, comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

During 2007 and 2008, we filed for state regulatory approvals for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies and are currently in the process of implementing this rate increase. The rate increase has been approved in 45 states with implementation occurring on a staged basis. As of December 31, 2009, this block represented approximately $635 million, or 34%, of our total annual long-term care insurance premium in-force.

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

Competition

Competition in the long-term care insurance industry is primarily limited to ten insurance companies. Our products compete by providing consumers with an array of long-term care planning solutions from a single company coupled with support services. There is a product and price point available within the reach of a wide spectrum of the population who are concerned about mitigating the costs of future long-term care needs or leveraging their self-insurance dollars. We believe our significant historical experience and risk disciplines provide us with a competitive advantage in the form of sound product value, competitive pricing and company stability.

Wealth management

We offer a broad array of wealth management solutions to individual investors through financial advisors. We provide an open-architecture product platform along with tailored client advice, asset allocation options, practice management and support services, and technology to the financial advisor channel. We previously expanded our presence in the managed account service provider market, also known as the turnkey asset management platform market, through the acquisition of AssetMark Investment Services, Inc. (“AssetMark”). On August 1, 2008, Genworth Financial Asset Management, Inc. (“GFAM”) merged into AssetMark with AssetMark being the surviving entity. AssetMark subsequently changed its name to Genworth Financial Wealth Management, Inc. (“GFWM”) on August 1, 2008. Through the combined resources of GFAM and AssetMark, GFWM has expanded our position as a leading provider in this market. As of September 30, 2009, we were ranked second, based on assets under management, among advisory third-party managed account providers according to the third quarter of 2009 Managed Account Research published by Cerulli Associates (“Cerulli Research”).

Products

We work with financial advisors to develop portfolios consisting of individual securities, mutual funds, exchange-traded funds and variable annuities designed to meet their client’s particular investment objectives. Generally, clients for these products and services have accumulated significant capital, and our principal asset management strategy is to help protect their assets while taking advantage of opportunities for capital appreciation. Some of our advisory clients also use the custodial services of our trust company, Genworth Financial Trust Company.

Through our open-architecture platform, we offer to financial advisors one of the most comprehensive fee-based investment management platforms in the industry, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. GFWM serves as investment advisor to the AssetMark Funds, the Genworth Financial Contra Fund and the Genworth Variable Insurance Trust. The AssetMark Funds and the Genworth Financial Contra Fund are mutual funds offered to clients of financial advisors. Funds in the Genworth Variable Insurance Trust are open-end mutual funds available in separate accounts of our variable annuity products.

Additionally, through our retail broker/dealer, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds, insurance and other investment products.

Distribution

We distribute these products and services through independent investment advisory professionals and financial professionals affiliated with our retail broker/dealer.

Competition

We compete primarily in the managed account service provider market, including both mutual fund and separate account offerings. The market is highly competitive, and is differentiated by advisor profile and service. The ten largest companies in the advisory third-party managed account provider market comprise approximately 93% of assets under management as of September 30, 2009 according to Cerulli Research. Our broker/dealer and its related investment advisory businesses also compete in the independent broker/dealer market, primarily working with advisors who are also accountants and tax preparers.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We pursue this goal in both individual retail and group markets. We believe our product designs, investment strategy requirements, hedging disciplines and use of reinsurance reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and certain types of guaranteed annuitization benefits. We are targeting people who are focused on building a personal retirement plan with portability or are moving from the accumulation to the distribution phase of their retirement planning.

Fee-based products

Variable annuities and variable life insurance

We offer variable annuities that provide customers with a variety of investment options in a separate account format. The contractholder bears the risk associated with the performance of investments in the separate account. In addition, some of our variable annuities permit customers to allocate assets to a guaranteed interest account managed within our general account.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and as of December 31, 2009, range from 0.75% to 4.05% per annum depending on the features and options within a contract.

Our variable annuity contracts generally provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2009, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $7,090 million and a related death benefit exposure of $681 million net amount at risk.

Some of our variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

As a solution to the trend of employers moving away from traditional defined benefit retirement plans to defined contribution plans such as 401(k) plans, we have introduced to the qualified plan market a group variable annuity with guaranteed retirement income features. This product is designed to offer participants the ability to secure guaranteed retirement income with growth potential during the accumulation phase while maintaining liquidity; and during the distribution phase, to provide guaranteed annual income with upside growth potential with varying degrees of liquidity with respect to underlying assets.

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

Distribution

We distribute our variable annuity products through banks, national brokerage firms and independent broker/dealers. We also distribute our group variable annuity product through broker/dealers and through defined contribution plan record keepers. We continue to work with additional record keepers to adopt our group variable annuity product on their platforms.

Competition

There are numerous competitors in this market within all major distribution channels through which we sell. Our variable annuity products enable consumers to opt for lifetime guaranteed income beginning immediately or on a deferred basis. We target specific consumer and distributor segments with our offerings.

Spread-based products

Fixed annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be defined as either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to six years, and thereafter is subject to annual crediting rate resets at our discretion. The rate credited is based upon competitive factors and prevailing market rates, subject to statutory minimums. Our fixed annuity contracts are supported by the claims paying ability of the issuing insurance company, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

Single premium immediate annuities

In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime.

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

Distribution

We distribute our spread-based products through banks, national brokerage and financial firms, independent broker/dealers and BGAs.

Competition

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based on demographics. We believe long-term experience with mortality and longevity, combined with disciplined risk management, contribute to competitiveness in how we segment and price our products for our targeted markets.

We have certain bank distribution relationships through which we distribute our fixed annuity products and we have expanded our efforts to distribute through independent channels, including BGAs. Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future based on our strategic focus, desired targeted returns and risk disciplines.

International

In our International segment, we offer mortgage insurance and lifestyle protection insurance with a presence in over 25 countries.

Through our international mortgage insurance business, we are a leading provider of mortgage insurance in Canada, Australia, Mexico and multiple European countries. We expanded our international operations throughout the 1990s and, today, we believe we are the largest overall provider of private mortgage insurance outside of the U.S.

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

Our lifestyle protection insurance business helps consumers meet payment obligations on outstanding financial commitments, such as mortgages, personal loans, credit cards or other forms of committed payments, in the event of a misfortune such as illness, accident, involuntary unemployment, disability or death.

The following table sets forth financial information regarding our International segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our International segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International.”

	As of or for the years ended December 31,
(Amounts in millions)	2009	2008	2007
Revenues:
International mortgage insurance	$1,259	$1,350	$1,161
Lifestyle protection insurance	1,301	1,557	1,528

Total revenues	$2,560	$2,907	$2,689

Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$329	$481	$455
Lifestyle protection insurance	56	152	130

Total net operating income available to Genworth Financial, Inc.’s common stockholders	385	633	585
Net investment gains (losses), net of taxes and other adjustments	(5)	(16)	(5)
Expenses related to reorganization, net of taxes	—	(9)	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	380	608	580
Add: net income attributable to noncontrolling interests	61	—	—

Net income (loss)	$441	$608	$580

Total segment assets	$12,143	$10,498	$11,892

International mortgage insurance

We have significant mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the U.S., as well as smaller operations in New Zealand and developing mortgage insurance markets such as Europe and Mexico.

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

Based upon our experience in the mature markets, we believe a favorable regulatory framework is important to the development of high loan-to-value lending and the use of products such as mortgage insurance to protect against default risk or to obtain capital relief. As a result, we have advocated governmental and policymaking agencies throughout our markets to adopt legislative and regulatory policies supporting increased homeownership and the use of private mortgage insurance. We have significant expertise in mature markets, and we leverage this experience in selected developing markets to encourage regulatory authorities to implement incentives to use private mortgage insurance as an important element of their housing finance systems.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, also may encourage further growth of international mortgage insurance. Basel II has been designed to reward banks that have developed effective risk management systems by allowing them to hold less capital than banks with less effective systems. While Basel II was finalized and issued in June 2004, its adoption by individual countries internationally and in the U.S. is ongoing and significant additions and changes to the accord are being considered in light of the recent global financial crisis which could aid or detract from future demand for mortgage insurance.

Mortgage insurance in our International segment is predominantly single premium and provides 100% coverage in the two largest markets of Canada and Australia. Under single premium policies, the premium is usually included as part of the aggregate loan amount and paid to us as the mortgage insurer. We record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected pattern of risk emergence.

Canada

We entered the Canadian mortgage insurance market in 1995 and now operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The four largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country. Our five largest lender relationships in Canada provided the majority of our flow new insurance written in 2009.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 49.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 44.6 million common shares were sold by Brookfield Life Assurance Company Limited, our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially own 57.5% of the common shares of Genworth Canada.

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

Government guarantee

We have an agreement with the Canadian government (the “Government Guarantee Agreement”) under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%.

In July 2008, the Canadian government publicly announced adjustments to the rules for government guaranteed mortgages, including reducing the maximum amortization period to 35 years, requiring a minimum down payment of five percent and establishing a consistent minimum credit score. We incorporated these adjustments into our underwriting guidelines effective October 15, 2008. At the same time, the Canadian government sought changes to the Government Guarantee Agreement to incorporate these adjustments and to introduce other changes to modernize the Government Guarantee Agreement. In January 2010, the foregoing revisions to the Government Guarantee Agreement were formalized in an amendment to the Government Guarantee Agreement (the “Amendment”). Additionally, a provision was included in the Amendment that allows the government to implement industry-wide policy changes to mortgages that benefit from a government guarantee.

In February 2010, the Canadian government publicly announced adjustments to the rules for government guaranteed mortgages which (i) require that all borrowers meet the standards for a five-year fixed rate mortgage, (ii) lower the maximum amount borrowers can withdraw in refinancing their mortgages to 90% from 95% of the value of their homes, and (iii) require a minimum down payment of 20% on non-owner-occupied properties purchased for speculation. These rules are expected to come into force in April 2010 and will be formalized in an amendment to the Government Guarantee Agreement.

The Canadian Department of Finance has informed us that they intend to continue to review the Government Guarantee Agreement we have with the Canadian government, and we remain engaged in ongoing discussions with Department of Finance officials on this matter. Although we believe the Canadian government will preserve the Government Guarantee Agreement in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, further changes will be made to the terms of the Government Guarantee Agreement.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although we have other competitors in the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise, flexibility in product development and provision of support services. In 2009, as a result of the turmoil in the financial markets and tightened underwriting guidelines, there has been increased preference by lenders for CMHC insurance, which carries a lower capital charge and a 100% government guarantee, as compared to loans covered by our policy which benefits from a 90% government guarantee.

Australia

We entered the Australian mortgage insurance market in 1997 and the New Zealand mortgage insurance market in 1999. In 2009, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. As a result of the recent financial turmoil and associated liquidity crunch, funding for the regional banks and non-bank originators was very limited or not available, with most of their origination volume shifting to the major banks. As a result of the recent shift, the two largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our two largest lender relationships in Australia provided the majority of our flow new insurance written in 2009 while we continue to serve multiple mortgage originators and target other expanded distribution relationships.

Products

In Australia and New Zealand, we offer primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and portfolio credit enhancement policies. Our principal product is LMI which is similar to single premium primary flow insurance we offer in Canada with 100% coverage. Lenders either collect the single premium from borrowers at the time the loan proceeds are advanced or capitalize it in the loan and remit the amount to us as the mortgage insurer.

We provide LMI on a flow basis to our customers. Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) regulations for approved deposit-taking institutions provide reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. APRA’s license conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

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

Competition

The Australian and New Zealand flow mortgage insurance markets are primarily served by one other private LMI company, as well as various lender-affiliated captive mortgage insurance companies. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

Europe and other international

We began our European operations in the U.K., which is Europe’s largest market for mortgage loan originations and over time have expanded our presence to seven additional countries while reducing activities in the U.K. as a result of lenders self-insuring. In 2009, we were a leading private mortgage insurance provider in Europe, based upon flow new insurance written. We also have a presence in the developing private mortgage insurance market in Mexico and selectively assess other markets.

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

International mortgage insurance underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Loan applications for flow mortgage insurance are reviewed by our employees or by employees of mortgage lender customers who underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each individual loan that comprises the transaction.

During 2009, we took additional actions to reduce our new business risk profile, which included: tightening underwriting guidelines, including product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices in certain markets based on periodic reviews of product performance. We believe these underwriting and pricing actions will improve our underwriting performance on new books of business, although to date, these actions have reduced the levels of new insurance written.

International mortgage insurance distribution

We maintain a dedicated sales force that markets our mortgage insurance products internationally to lenders. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Lifestyle protection insurance

We currently provide lifestyle protection insurance to consumers in more than 20 countries offered principally by financial services companies at the point of sale of consumer products. We expect to selectively expand our lifestyle protection insurance business in new markets and by further penetration of existing distribution relationships and introduction of new products. In Europe, we are a leading provider of lifestyle protection insurance.

Products and services

Our lifestyle protection insurance products include protection from illness, accident, involuntary unemployment, disability and death. The benefits on these policies pay the periodic payments on a consumer loan or other form of committed payment for a limited period of time, typically twelve months, though they can be up to 84 months. In some cases, for certain coverages, we may make lump sum payments. Our policies include an exclusion period that is usually 60 days and a waiting period (time between claim submission and claim payment) of typically 30 days. Our policies either require an upfront single premium or monthly premiums.

We also provide third-party administrative services and administer non-risk premium with some relationships in Europe. Additionally, we have entered into structured portfolio transactions, covering Canadian and European risk.

Underwriting and pricing

Our lifestyle protection insurance products are currently underwritten and priced on a program basis, by type of product and by distributor, rather than on an individual policyholder basis. In setting prices, we take into account the underlying obligation, the particular product features and the average customer profile of the distributor. For our monthly premium policies, most contracts allow for monthly price adjustments after consultation with our distribution partners which help us to reduce our business risk profile when there are adverse changes in the market. Additionally, certain of our distribution contracts provide for profit or loss sharing with our distribution partners, which provide our business and our distribution partners with risk protection and aligned economic interests over the life of the contract. We believe our experience in underwriting allows us to provide competitive pricing to distributors and generate targeted returns and profits for our business.

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

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 70% for the year ended December 31, 2009 and approximately 60% and 44% for the years ended December 31, 2008 and 2007, respectively, of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac typically require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions. In 2009, we held ongoing discussions with the GSEs regarding these requirements. See “Financial Strength Ratings” for a complete description of our U.S. mortgage insurance subsidiaries’ current ratings.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, or the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The American Recovery and Reinvestment Act of 2009 permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. For 2009, the limit in those areas is 125% of median home price for the area, but no more than $729,750. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2009.

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

	As of or for the years ended December 31,
(Amounts in millions)	2009	2008	2007
Total revenues	$826	$851	$805

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(459)	$(330)	$167
Net investment gains (losses), net of taxes and other adjustments	32	(38)	4

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(427)	$(368)	$171

Total segment assets	$4,247	$3,978	$3,286

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

Flow insurance

Flow insurance is primary mortgage insurance placed on an individual loan when the loan is originated. Our primary mortgage insurance covers default risk on first mortgage loans generally secured by one- to four-unit residential properties and can be used to protect mortgage lenders and investors from default on any type of residential mortgage loan instrument that we have approved. Our insurance covers a specified coverage percentage of a “claim amount” consisting of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure. As the insurer, we are generally required to pay the coverage percentage of a claim amount specified in the primary policy, but we also have the option to pay the lender an amount equal to the unpaid loan principal, delinquent interest and certain expenses incurred with the default and foreclosure, and acquire title to the property. In addition, the claim amount may be reduced or eliminated if the loss on the defaulted loan is reduced as a result of the lender’s disposition of the property. The lender selects the coverage percentage at the time the loan is originated, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor. Our master policies require that loans be underwritten to approved guidelines and provide for cancellation of coverage and return of premium for material breach of obligations. Our master policies generally do not extend to or cover material breach of obligations and misrepresentations known to the insured or specified agents. From time to time, based on various factors, we request loan files to verify compliance with our master policies and required procedures. Where our review and any related investigation establish material noncompliance or misrepresentation or there is a failure to deliver complete loan files as required, we rescind coverage with a return of all premiums paid.

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

In the U.S., we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies, or captive reinsurers, affiliated with these lenders. In return, we cede a predetermined portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25%. As of December 31, 2009, our total mortgage insurance risk in-force reinsured to all captive reinsurers was $2.9 billion, and the total capital held in trust for our benefit by all captive reinsurers was $1.2 billion. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. As of December 31, 2009 and 2008, we recorded a reinsurance recoverable of $673 million and $505 million, respectively, under these captive reinsurance arrangements. We have exhausted certain captive reinsurance tiers for our 2005, 2006 and 2007 book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess of loss captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2009	2008	2007
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	51%	55%	63%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	50%	53%	60%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	21%	20%	22%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	3%	33%	56%

Bulk insurance

Under primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under these transactions. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio. Prior to 2006, the majority of our bulk insurance business was related to loans financed by lenders who participated in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). Beginning in 2006, we selectively increased our participation in the GSE low documentation, or Alt-A, programs and began to provide bulk insurance on lender portfolios, a substantial portion of which was comprised of low loan-to-value and high Fair Isaac Company (“FICO”) score payment option adjustable rate (“POA”) loans. The risk in-force attributable to these newer books of business was substantially reduced in 2009 pursuant to agreements reached with the insured. In addition, in January 2010, we reached an agreement with a counterparty that reduces our bulk insurance exposure, leaving a small portfolio related principally to the FHLBs.

Pool insurance

Pool insurance generally covers the loss on a defaulted mortgage loan that either exceeds the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit on the pool. While in 2006 and 2005, we wrote a limited amount of pool insurance coverage policies, we are no longer actively writing pool insurance.

Underwriting, pricing and loss mitigation

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property.

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2009, on a risk in-force basis, approximately 92% of our primary insurance loans had FICO credit scores of at least 620, approximately

6% had FICO credit scores between 575 and 619, and approximately 2% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. The majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each individual loan that comprises the transaction.

We formerly offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans; Interest Only loans which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and POA mortgages, which typically provided four payment options that a borrower could select for the first five years of a loan. Beginning in the second half of 2007 and through 2009, however, we took specific and substantial underwriting and risk management actions to reduce our new business risk profile, including exiting certain products and types of coverages, as well as changing prices, product levels and underwriting guidelines, to improve the performance of new business written. Our primary guideline actions during the fourth quarter of 2008 included adding incremental geographic locations to our declining market policy definition and changes in third-party loan origination guidelines, including restrictions on delegated underwriting guidelines, as well as imposing tighter underwriting guidelines on lower-credit and higher loan-to-value risks. Additionally, with increased refinancing activity, we also added new restrictions on FICO and debt-to-income ratios to better manage our capital consumption from new production. We believe these underwriting and pricing actions will continue to improve our underwriting results on these and future books of business under the anticipated economic and housing market environment, and may have an impact on our volume of new insurance written. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices. For example, we recently reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions.

Loss mitigation activities for our U.S. mortgage insurance business include rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled presales and other loan workouts and claim mitigation actions. As delinquencies increased and in response to the high incidence of fraud and misrepresentation that we uncovered in loans that we insure, we deployed additional resources to assess potential noncompliance or misrepresentation. During 2009, we rescinded coverage on nearly 22,000 loans. We take into consideration lender appeals of rescission actions and may reinstate coverage in some instances. We have also initiated efforts to assist delinquent borrowers in modifying their mortgage loans into more affordable instruments, thus forestalling foreclosures and claim activities and curing loan defaults or reducing the risk of default.

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

Competition

We compete primarily with U.S. and state government agencies, other private mortgage insurers, mortgage lenders and other investors, the GSEs and, potentially, the FHLBs. We also compete, indirectly, with structured transactions in the capital markets and with other financial instruments designed to mitigate credit risk although this last category of competition has been reduced by the dynamics of the financial crisis.

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

Private mortgage insurers. The private mortgage insurance industry is highly competitive and currently consists of eight mortgage insurers, excluding us.

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans: a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan. The level of simultaneous second mortgages has declined in 2009.

The GSEs—Fannie Mae, Freddie Mac and FHLBs. As the predominant purchasers of conventional mortgage loans in the U.S., Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above, most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our U.S. mortgage insurance companies are qualified insurers with both GSEs. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry.

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

Corporate and Other

Our Corporate and Other activities include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses and non-strategic products that are managed outside our operating segments and our group life and health insurance business, which we sold in May 2007 and was accounted for as discontinued operations. In December 2009, we began reporting our institutional and corporate-owned life insurance products, previously included in our Retirement and Protection segment, in Corporate and Other activities, as they were deemed non-strategic. The corporate-owned life insurance product was previously included in our long-term care insurance business in our Retirement and Protection segment. In January 2009, we also began reporting our equity access business in our long-term care insurance business included in our Retirement and Protection segment. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans, and was previously reported in Corporate and Other activities.

Our institutional products consist of funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. We manage the outstanding issuances from two FABN programs: a program registered with the U.S. Securities and Exchange Commission (“SEC”) offered both to institutional and retail investors and a global medium term notes (“GMTN”) program sold to institutional investors both domestically and abroad. The registered notes program was discontinued in May 2009 and all SEC reporting obligations under the registered notes program were suspended. We had no new institutional sales in 2009 and are pursuing the issuance of our institutional products on an opportunistic basis in the current market environment.

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

International Operations

Information regarding our international operations is presented in note 20 to the consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Marketing

As we have positioned ourselves as a specialty insurance provider, we position, promote and differentiate our products and services through product value and innovation, risk management expertise, specialized support and technology for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a range of products that are designed to meet the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We also have developed sophisticated technological approaches that enhance performance by automating key processes and reducing response times, expenses and process variations. These approaches also make it easier for our customers and distributors to do business with us.

We have focused our marketing approach on promoting our product and service value proposition along with our brand to key constituencies, including sales intermediaries, employees, investors and consumers. We seek to build recognition of our offerings and brand and maintain good relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product ideas, approaches to improve service and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to product development and management, asset-liability management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business acquisitions and dispositions, and operational capabilities. The risk management framework includes the assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, appropriate risk and reward considerations, and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management disciplines and leveraged these efforts into a competitive advantage in distribution and management of our products.

Product development and management

Our risk management process begins with the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations and potential distributions, reinsurance strategies, underwriting criteria, legal, compliance and business risks and potential mitigating actions. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions, measured either by volume or level of risk, require approval by our senior management team at either the business or enterprise level.

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

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process for subsequent reviews of in-force blocks of business. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing, distribution and risk selection strategies on a regular basis to ensure that our products remain competitive and consistent with our marketing and profitability objectives. For example, in our U.S. and international mortgage insurance and lifestyle protection insurance businesses, we review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate and credit risks associated with each major product line, in addition to the interest rate and credit risks for our overall enterprise. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. We also analyze the cash flows of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we actively hedge the equity, interest rate and market volatility risks in our variable annuity products, as well interest rate risks in our long-term care insurance products.

Portfolio diversification

We use new business and in-force product limits to manage our risk concentrations and to manage product, business level, geographic and other risk exposures. In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio. We seek diversification in our investment portfolio by investing in multiple asset classes, tailored to match the cash flow characteristics of our liabilities. In the recent adverse market environment, we are monitoring existing exposures and reducing some exposures, where appropriate.

We also manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we monitor geographic concentrations in our portfolio and the condition of housing markets in each country in which we operate. We monitor our concentration of risk in-force at the regional, state and major metropolitan area levels on a monthly basis. In the U.S., we evaluate the condition of housing markets in major metropolitan areas with our proprietary OmniMarket model, which rates housing markets based on variables such as economic activity, unemployment, mortgage delinquencies, home sales trends and home price changes. We also monitor factors that affect home prices and their affordability by region and major metropolitan area.

Underwriting and risk and loss mitigation

Underwriting guidelines for all products are routinely reviewed and adjusted as needed to ensure policyholders are provided with the appropriate premium and benefit structure. We seek external reviews from the reinsurance and consulting communities and are able to utilize their experience to calibrate our risk taking to expected outcomes.

Our risk and loss mitigation activities include ensuring that new policies are issued based on accurate information that we receive and that policy benefit payments are paid in accordance with the policy contract terms.

Financial databases and information systems

Our extensive financial databases and innovative information systems technology are important tools in our risk management. We believe we have the largest database for long-term care insurance claims with over 30 years of experience in offering those products. We also have substantial experience in offering individual life insurance products, and we have developed a large database of claims experience, particularly in preferred risk classes, which provides significant predictive experience for mortality.

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

Business acquisitions and dispositions

When we consider an acquisition or a disposition of a block or book of business or entity, we use various business, financial and risk management disciplines to evaluate the merits of the proposals and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions.

Operational capabilities

We have several risk management programs in place to ensure the continued operation of our businesses in the event of potential disruptive natural or man-made events. Business continuity plans are regularly reviewed and tested. All data is backed up on a nightly basis to alternative locations that are geographically separated.

A number of investigative teams are maintained in our various locations to address any fraudulent activities both from internal and external sources.

Operations and Technology

Service and support

We have dedicated teams of service and support personnel, supplemented by an outsourcing provider in India who provides back-office support to our sales intermediaries. We use advanced and, in some cases, proprietary, technology to provide product design and underwriting support, and we operate service centers that leverage technology, integrated processes and process management techniques.

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

We also introduced technologically advanced services to customers in our International and U.S. Mortgage Insurance segments. Advances in technology enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates to varying degrees across the jurisdictions in which we do business. Through our internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. In the U.S., we also assist in workouts through what we believe was the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers.

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

We believe we have greatly enhanced our operating efficiency, generated significant cost savings and created competitive advantages by using a variety of process efficiency approaches and tools designed to address all aspects of process management. These enable us to more effectively operate processes, improve our process performance and build new processes. We are focused on driving our process and project execution and championing process management disciplines. We tailor the application of our approaches to the specific needs of each project or process resulting in more effective execution.

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

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures. Reinsurance is also used to improve capital efficiency of certain products, as well as available capital and surplus at the legal entity or enterprise levels. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A++” to “A-.” Prior to the completion of our IPO, we entered into reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, which resulted in a significant concentration of reinsurance risk with UFLIC, whose obligations to us are secured by trust accounts as described in note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2009 and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC (1)	$14,827	A-
Riversource Life Insurance Company (2)	644	A+
Munich American Reassurance Company	339	A+
General Re Life Corporation	145	A++
Swiss Re Life & Health America Inc.	105	A

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

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “Item 1—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2009, we had a reinsurance recovery of $673 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 25, 2010, our principal life insurance subsidiaries were rated by A.M. Best, S&P, Moody’s and Fitch as follows:

Company	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Genworth Life Insurance Company	A (Excellent)	A (Strong)	A2 (Good)	A- (Strong)

Genworth Life Insurance Company (Short-term rating)	Not rated	A-1 (Strong)	P-1 (Superior)	Not rated

Genworth Life and Annuity Insurance Company	A (Excellent)	A (Strong)	A2 (Good)	A- (Strong)

Genworth Life and Annuity Insurance Company (Short-term rating)	Not rated	A-1 (Strong)	P-1 (Superior)	Not rated

Genworth Life Insurance Company of New York	A (Excellent)	A (Strong)	A2 (Good)	A- (Strong)

Continental Life Insurance Company of Brentwood, Tennessee	A- (Excellent)	Not rated	Not rated	A- (Strong)

American Continental Insurance Company	A- (Excellent)	Not rated	Not rated	Not rated

Genworth Life and Annuity Insurance Company, Genworth Life Insurance Company and Genworth Life Insurance Company of New York ratings do not apply to the safety or performance of underlying portfolios of variable products, which will fluctuate and could lose value.

As of February 25, 2010, our principal mortgage insurance subsidiaries were rated by S&P, Moody’s and DBRS as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BBB- (Good)	Baa2 (Adequate)	Not rated
Genworth Residential Mortgage Insurance Corporation of North Carolina	BBB- (Good)	Baa2 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Pty Limited (Australia)	AA- (Very Strong)	A1 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB (Good)	Baa3 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V.	mxAAA	Aa3.mx	Not rated

As of February 25, 2010, our principal lifestyle protection insurance subsidiaries were rated by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

The A.M. Best, S&P, Moody’s, Fitch and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

A.M. Best states that the “A” (Excellent) and “A-” (Excellent) ratings are assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policyholders. The “A” (Excellent) and “A-” (Excellent) ratings are the third- and fourth-highest, respectively, of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

S&P states that an insurer rated “BBB” or higher is regarded as having financial security characteristics that outweigh any vulnerabilities and is highly likely to have the ability to meet financial commitments. An insurer rated “AA” (Very Strong) has very strong financial security characteristics, an insurer rated “A” (Strong) has strong financial security characteristics and an insurer rated “BBB” (Good) has good financial security characteristics. The “AA,” “A” and “BBB” ranges are the second-, third- and fourth-highest, respectively, of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-,” “A,” “A-,” “BBB” and “BBB-” ratings are the fourth-, sixth-, seventh-, ninth- and tenth-highest, respectively, of S&P’s 21 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments on short-term policy obligations is strong. An obligor rated “mxAAA” has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAAA” rating is the highest enterprise credit rating assigned on S&P’s CaVal national scale.

Moody’s states that insurance companies rated “A” (Good) offer good financial security and that insurance companies rated “Baa” (Adequate) offer adequate financial security. The “A” (Good) and “Baa” (Adequate) ranges are the third- and fourth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A1,” “A2,” “Baa2” and “Baa3” ratings are the fifth-, sixth-, ninth- and tenth-highest, respectively, of Moody’s 21 ratings categories. The short-term rating “P-1” is the highest rating and shows superior ability for repayment of short-term debt obligations. Issuers or issues rated “Aa.mx” demonstrate very strong creditworthiness relative to other issuers in Mexico.

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

DBRS states that long-term obligations rated “AA” are of superior credit quality. Given the restrictive definition DBRS has for the “AAA” category, entities rated “AA” are also considered to be strong credits, typically exemplifying above-average strength in key areas of consideration and unlikely to be significantly affected by reasonably foreseeable events.

A.M. Best, S&P, Moody’s, Fitch and DBRS review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis.

Investments

As of December 31, 2009, we had total cash, cash equivalents and invested assets of $68.5 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include short-term investments, trading securities, derivatives and limited partnerships. In all cases, investments for our particular insurance company subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2009		2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$37,158	54%	$32,297	47%
Private	12,594	19	10,574	16
Commercial mortgage loans	7,499	11	8,262	12
Other invested assets	4,702	7	7,411	11
Policy loans	1,403	2	1,834	3
Equity securities, available-for-sale	159	—	234	—
Cash and cash equivalents	5,002	7	7,328	11

Total cash, cash equivalents and invested assets	$68,517	100%	$67,940	100%

For a discussion of our investments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, comprised of income producing securities and other assets. Our investment strategy focuses primarily on:

•	mitigating interest rate risk through management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality.

We are exposed to two primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest and

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates.

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

Organization

Our investment department comprises asset management, portfolio management, derivatives, risk management and accounting functions. Under the direction of the Investment Committee, it is responsible for establishing investment policies and strategies, reviewing asset-liability management and performing asset allocation.

We use both internal and external asset managers to take advantage of specific areas of expertise in particular asset classes or to leverage country-specific investing capabilities. We manage certain asset classes for our domestic insurance operations, including public corporate securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our municipal securities, emerging markets and high yield portfolios. Management of investments for our international operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets of our lifestyle protection insurance and European, Canadian, Australian and New Zealand mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2009 and 2008, approximately 15% and 13% of our invested assets, respectively, were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 73% and 63% of total cash, cash equivalents and invested assets as of December 31, 2009 and 2008, respectively.

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are generally not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market.

The following table presents our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) designations and/or equivalent ratings, as well as the percentage, based upon fair value, that each designation comprises. Certain fixed maturity securities that are not rated by the NRSRO are shown based upon the equivalent National Association of Insurance Commissioners (“NAIC”) designation or, in limited circumstances, internally prepared credit evaluations.

	December 31,
(Amounts in millions)	2009			2008
Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA/AA/A	$27,907	$27,782	75%	$26,996	$24,846	77%
BBB	7,279	7,247	19	7,250	6,111	19
BB	1,486	1,339	4	1,043	844	3
B	552	414	1	511	381	1
CCC and lower	656	376	1	120	102	—
Not rated	—	—	—	14	13	—

Total public fixed maturity securities	$37,880	$37,158	100%	$35,934	$32,297	100%

Private fixed maturity securities
AAA/AA/A	$6,790	$6,107	48%	$8,053	$5,791	55%
BBB	5,440	4,986	40	5,014	4,127	39
BB	1,481	1,247	10	781	596	6
B	237	156	1	88	54	—
CCC and lower	169	98	1	6	5	—
Not rated	—	—	—	1	1	—

Total private fixed maturity securities	$14,117	$12,594	100%	$13,943	$10,574	100%

Total fixed maturity securities
AAA/AA/A	$34,697	$33,889	68%	$35,049	$30,637	71%
BBB	12,719	12,233	25	12,264	10,238	24
BB	2,967	2,586	5	1,824	1,440	4
B	789	570	1	599	435	1
CCC and lower	825	474	1	126	107	—
Not rated	—	—	—	15	14	—

Total fixed maturity securities	$51,997	$49,752	100%	$49,877	$42,871	100%

Based upon fair value, public fixed maturity securities represented 75% of total fixed maturity securities as of December 31, 2009 and 2008. Private fixed maturity securities represented 25% of total fixed maturity securities as of December 31, 2009 and 2008.

We diversify our fixed maturity securities by security sector. Our investments in mortgage-backed securities include securities collateralized by sub-prime and Alt-A loans. Sub-prime loans are loans considered alternative credit as broadly determined by a combination of FICO score, loan-to-value ratio and other collateral data. Alt-A loans are loans considered alternative or low documentation. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of December 31:

	2009		2008
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$2,602	5%	$905	2%
Tax-exempt	1,544	3	2,371	6
Government—non-U.S.	2,384	5	1,760	4
U.S. corporate	21,412	43	19,074	45
Corporate—non-U.S.	12,551	25	9,976	23
Residential mortgage-backed (1)	3,227	7	2,937	7
Commercial mortgage-backed	3,617	7	3,758	9
Other asset-backed	2,415	5	2,090	4

Total fixed maturity securities	$49,752	100%	$42,871	100%

(1)

As of December 31, 2009 and 2008, our residential mortgage-backed securities included $422 million and $587 million, respectively, collateralized by sub-prime residential mortgage loans and $369 million and $491 million, respectively, collateralized by Alt-A residential mortgage loans.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index (formerly known as the Lehman Aggregate Index), as well as the percentage of the total corporate bond holdings that each industry comprised as of December 31:

	2009		2008
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Finance and insurance	$9,466	28%	$8,956	31%
Utilities and energy	7,300	21	5,900	21
Consumer—non-cyclical	3,962	12	3,475	12
Capital goods	2,348	7	2,035	7
Technology and communications	2,043	6	1,770	6
Industrial	1,719	5	1,549	5
Consumer—cyclical	1,637	5	1,496	5
Transportation	1,189	3	1,168	4
Other	4,299	13	2,701	9

Total	$33,963	100%	$29,050	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2009, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $3.3 billion, which was approximately 5% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2009 was $459 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. As of December 31, 2009 and 2008, we had $17 million and $18 million, respectively, of mortgage loans that were held-for-sale and were stated at the lower of cost or market.

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2009 and 2008 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products, and thus our businesses, also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The SEC, the Financial Industry Regulatory Authority (“FINRA”), state securities authorities and non-U.S. authorities regulate and supervise these products.

Our securities operations, including our insurance products that are regulated as securities, are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, FINRA and similar non-U.S. authorities are the principal regulators of these operations.

The primary purpose of the Insurance Laws affecting our insurance and securities businesses, and the securities laws affecting our variable annuity products, variable life insurance products, registered FABNs, broker/dealers and advisory businesses, is to protect our policyholders, contractholders and clients, not our stockholders. These Insurance Laws are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.

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

In addition, the Insurance Laws of our U.S. insurers’ domiciliary jurisdictions and the Insurance Laws in the U.K., Australia, Canada and certain other jurisdictions in which we operate require that a person obtain the approval of the applicable insurance regulator prior to acquiring control of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.

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

Insurance holding company regulation

All U.S. jurisdictions in which our U.S. insurers conduct business have enacted legislation requiring each U.S. insurer (except captive insurers) in a holding company system to register with the insurance regulatory authority of its domiciliary jurisdiction and furnish that regulatory authority various information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These Insurance Laws regulate transactions between insurers and their affiliates, sometimes mandating prior notice to the regulator and/or regulatory approval. Generally, these Insurance Laws require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs. As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, any debt obligations. Our U.S. insurers’ payment of dividends or other distributions is regulated by the Insurance Laws of their respective domiciliary states, and insurers may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (if not a life insurer) during the prior calendar year.

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

In the three-year period ended December 31, 2009, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.

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

Risk-based capital

The NAIC has established Risk-Based Capital (“RBC”) standards for U.S. life insurers, as well as a risk-based capital model act (“RBC Model Act”). All 50 states and the District of Columbia have adopted the RBC Model Act or a substantially similar law or regulation. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate and market risk, and business risk. The capital requirement for each is generally determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2009, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action.

Statutory accounting principles

U.S. insurance regulators developed statutory accounting principles (“SAP”) as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and are generally adopted by regulators in the various U.S. jurisdictions.

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

Federal regulation

Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. These products may also be indirectly regulated by FINRA as a result of FINRA’s regulation of broker/dealers and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Securities Regulation” affects investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry. In addition, in 2009, the SEC adopted a rule that would require most equity-indexed annuities to register as securities. In response to a court action challenging the rule, the SEC agreed to delay the rule’s effective date until it addresses certain procedural deficiencies in the rule’s adoption. The rule is now expected to become effective two years after its republication in the Federal Register.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years, and this has continued to be the case as Congress considers broader financial regulatory reform in the wake of the recent financial crisis.

The House of Representatives in December 2009 passed the Wall Street Reform and Consumer Protection Act of 2009. A similarly broad financial services reform bill has been developed in the Senate, but no action has been taken to date. The House bill would create a Federal Office of Insurance within the Treasury Department to monitor the insurance industry, but at the present time this office would have no regulatory authority. The House bill also contains the Mortgage Reform and Anti-Predatory Lending Act, which could indirectly affect our mortgage insurance activities, as could the House bill’s provisions on foreclosure avoidance and affordable housing. In addition, the House bill would establish a Consumer Financial Protection Agency, which could impose new sales conduct and licensing standards and change the competitive balance between banks and insurers in terms of their respective exposures to state enforcement of consumer regulations. Under the House bill, the Consumer Financial Protection Agency would be prohibited from exercising its authority with respect to persons regulated by state insurance regulators but would have the power to regulate the non-insurance activities of such persons and the consumer financial activities of non-insurance subsidiaries of insurers, and it would have the power to consult with the SEC about consumer products regulated by the SEC, which would include annuities that are treated as securities.

The regulatory reform effort could also include heightened regulatory oversight over insurers whose failure could pose a “systemic risk” to the financial system. The various proposals differ on how an insurer may be deemed systemically risky and the consequences of being so designated, such as heightened federal supervision pertaining to solvency and risk management, including with respect to subsidiaries that are otherwise already regulated.

We cannot predict whether any of the proposals described above will be adopted or what impact, if any, such proposals, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual increase in the federal estate tax exclusion amount, begun in 2001, which led to a temporary repeal of the federal estate tax in 2010, which we believe has resulted in reduced sales, and could continue to adversely affect sales and surrenders of some of our estate planning products, including survivorship/second-to-die life insurance policies. The federal estate tax is currently scheduled to be reinstated for estates of decedents dying after December 31, 2010, and Congress may introduce legislation in early 2010 that will reinstate the federal estate tax. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends, may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products including annuities that are designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in tax years beginning after 2010, possibly positively influencing investors to buy our products, and the 2010 expiration of favorable income tax rates for dividend income could increase interest in our products. However, the Obama Administration has proposed changes to the federal income tax laws that would preserve such favorable dividend and capital gain rates. There are also proposals that would decrease a life insurance company’s “dividends received deduction” on its separate account products and decrease the interest deduction of any business that owns life insurance.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was enacted. This includes revised and expanded net operating loss carryback rules. The legislation permits realization of an amount currently recorded as a deferred tax asset and therefore there is no impact to net income. There is an expected recovery of approximately $108 million of cash taxes paid in previous years.

U.K. Insurance Regulation

General

Insurance and reinsurance businesses in the U.K. are subject to regulation by the Financial Services Authority (“FSA”), which has authorized certain of our U.K. subsidiaries to effect and carry out contracts of insurance in the U.K. Insurers authorized by the FSA in the U.K. are generally able to operate throughout the European Union, subject to satisfying certain FSA requirements and, in some cases, additional local regulatory provisions. Certain of our U.K. subsidiaries operate in other European Union member states through establishment of branch offices.

Supervision

The FSA has adopted a risk-based approach to the supervision of insurers whereby it periodically performs a formal risk assessment of insurance companies or groups conducting business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile, including details of remedial action the FSA requires and the likely consequences of not taking such actions. The FSA also supervises the management of insurance companies through the “approved persons” regime, which subjects to FSA approval any person who performs certain specified “controlled functions” for or in relation to a regulated entity.

In addition, the FSA supervises the sale of general insurance, including certain lifestyle protection and mortgage insurance products. Under FSA rules, persons involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

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

Restrictions on dividend payments

The U.K. Companies Act 2006 prohibits U.K. companies from making a distribution such as a dividend to their stockholders unless they have “profits available for distribution,” the determination of which is based on the company’s audited accumulated realized profits (so far as not previously utilized by distribution) less its accumulated realized losses (so far as not previously written off).

Change of control

The acquisition of “control” of any U.K. insurer requires prior FSA approval. For these purposes, a party that “controls” a U.K. insurer includes any company or individual that (together with any person with whom they are acting in concert) directly or indirectly acquires 10% or more of the shares in such insurer or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power of such insurer or its parent company or is able to exercise significant influence over the management of the authorized insurance company or its parent company by virtue of its shareholding or voting power. Prior FSA approval is also required where an existing approved controller increases its “control” through certain thresholds (20%, 30% and 50%). To approve an application for acquiring control or increasing control, the FSA must be satisfied that there is no reasonable ground for objecting to the acquirer on the basis of the following statutory criteria: the acquirer’s reputation; the reputation and experience of any person who will direct the business of the U.K. insurer as a result of the proposed acquisition; the financial soundness of the acquirer; whether the U.K. insurer will be able to comply with its prudential requirements; if the U.K. authorized person is to become part of a group as a result of the acquisition, whether that group has a structure which makes it possible to exercise effective supervision, exchange of information among regulators and determine the allocation of responsibility among regulators; and whether there are reasonable grounds to suspect that in connection with the proposed acquisition, money laundering or terrorist financing is being or has been committed or attempted or the risk of such activity could increase. Failure to make the relevant prior application is a criminal offence on the part of the potential controller. It could also result in action being taken against our U.K. subsidiaries by the FSA.

Intervention and enforcement

The FSA has extensive powers to intervene in the affairs of an insurer or authorized person and has the power, among other things, to enforce and take disciplinary measures in respect of, breaches of its rules. Such powers include the power to vary or withdraw any authorizations.

Mortgage Insurance

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to writing mortgage insurance business exclusively, prohibiting our mortgage insurers from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. However, in 2009, legislation was signed into law in North Carolina granting discretion to the North Carolina Insurance Commissioner through mid-2011 to allow a mortgage insurer to exceed the 25:1 requirement if the Commissioner finds that such insurer’s contingency reserves and surplus are reasonable in relationship to its aggregate insured risk and adequate to its financial needs, taking into account a number of specified factors. Similar legislative or regulatory initiatives have been proposed or enacted in a number of other states that impose a similar risk-to-capital requirement on mortgage insurers. As of December 31, 2009, none of our U.S. mortgage insurance subsidiaries had a risk in-force to capital ratio in excess of 25:1.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years, although regulators have granted discretionary releases from time to time. The statutory contingency reserve for our U.S. mortgage insurers was approximately $928 million as of December 31, 2009. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us.

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

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company, Genworth Financial Mortgage Insurance Company Canada, an indirect wholly-owned subsidiary of Genworth Canada. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Federal Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or CMHC. In 2009, the Canadian government passed legislation, which has not yet been proclaimed in force, that will, among other things, amend these statutes to prohibit such financial institutions from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance.

The Government Guarantee Agreement in place with the Canadian government guarantees the benefits payable under mortgage insurance policies, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. In addition to recent amendments made to the Government Guarantee Agreement, the Canadian Department of Finance has informed us that they intend to continue to review the Government Guarantee Agreement we have with the Canadian government and we remain engaged in ongoing discussions with Department of Finance officials on this matter.

The Insurance Companies Act of Canada provides that dividends may only be declared by the board of directors of the Canadian insurer and paid if there are reasonable grounds to believe that the payment of the dividend would not cause the insurer to be in violation of its minimum capital and liquidity requirements. Also, we are required to notify OSFI at least 15 days prior to the dividend payment date.

The legislative requirement in Canada to obtain mortgage insurance on high loan-to-value mortgages and the favorable capital treatment given to financial institutions because of our 90% sovereign guarantee effectively preclude these financial institutions from issuing simultaneous second mortgage products similar to those offered in the U.S.

As a public company that is traded on the Toronto Stock Exchange (the “TSX”), Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the reporting requirements of the TSX.

Australia

APRA regulates all financial institutions in Australia, including life, general and mortgage insurance companies. APRA’s license conditions require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product.

APRA also sets authorized capital levels and monitors corporate governance requirements, including our risk management strategy. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial review and a periodic review of outstanding insurance liabilities by an approved actuary. APRA also annually requires us to submit our risk management and reinsurance management strategy, which outlines our use of reinsurance in Australia.

In addition, APRA determines the capital requirements for depository institutions and provides for reduced capital requirements for certain depository institutions that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depository institution’s perspective. APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most depository institutions from having to increase the regulatory capital on the loan to a risk-weighting of 100%. APRA’s regulations for mortgage insurers impose minimum capital requirements on mortgage insurers to assure they have sufficient capital to withstand a hypothetical three-year stress loss scenario. In addition, the regulations increase mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. These regulations also impose quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position, include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for depository institutions in the event that the mortgage insurer has contractual recourse to the depository institution or a member of the depository institution’s consolidated group.

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

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Certain of our U.S. subsidiaries are investment advisors registered under the Investment Advisers Act of 1940 or applicable state securities laws. Certain of their employees are licensed as investment advisory representatives in states as required by state law. Two of our U.S. investment adviser subsidiaries manage investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some variable annuity contracts and all of our variable life insurance policies, as well as our FABNs issued by one of our U.S. subsidiaries as part of our registered notes program are registered under the Securities Act of 1933. Certain of our U.S. subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and FINRA and are subject to applicable state and local laws.

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

Reverse mortgage regulation

We acquired Liberty Reverse Mortgage, Incorporated, an originator of reverse mortgage loans, on October 31, 2007. In November 2008, Liberty was renamed Genworth Financial Home Equity Access, Inc. (“GFHEA”). GFHEA is subject to various federal and state laws and regulations including mortgage banking laws and regulations (“Mortgage Banking Laws”), as well as other federal and state laws and regulations protecting privacy and other consumer rights. GFHEA is regulated by the mortgage banking departments of the states in which it is licensed, as well as the FHA with respect to loans insured through HUD.

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

Employees

As of December 31, 2009, we had approximately 6,000 full-time and part-time employees. We believe our employee relations are satisfactory.

Directors and Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after we file such reports with the SEC. Our SEC filings are also accessible through the Internet on the SEC’s web site at www.sec.gov. Copies are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230.

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

On May 26, 2009, our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is The Bank of New York Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the U.S. and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Relating to Our Businesses

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as higher unemployment, lower consumer spending, lower business investment, higher government spending, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. The recessionary state and the volatility of many economies have fueled uncertainty and downturns in global mortgage markets have contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may continue to impact, the demand for certain financial and insurance products. As a result, we have experienced, and may continue to experience, an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

If domestic and international equity and credit markets experience heightened volatility and turmoil, issuers that have exposure to the mortgage and credit markets would be particularly affected. These events would have an adverse effect on us, in part because we have exposure to such issuers in our investment portfolio and also because such events can influence customer behavior. Our revenues would decline if there are significant impairments in our investment portfolio or the equity markets erode the profitability of our retirement income products impacted by those markets.

In addition, given continuing challenges in market conditions, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. Economic downturns like the one recently experienced could cause significant declines in the value of our fixed maturity securities portfolio and could lead to a higher rate of defaults on our fixed-income security portfolio, as well as declines in certain other asset classes and corporate bond sectors, that could adversely affect our financial results. Securities that are less liquid could also become more difficult to value and could be hard to dispose of in that type of economic environment.

The economic downturn has had, and will continue to have, an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight, this is likely to have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Downturns and volatility in equity markets may also discourage purchases of separate account products, such as variable annuities, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in these products. In addition, if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from general account assets than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover deferred acquisition costs (“DAC”) on these products and could lead to additional write-offs of DAC, as well as increased hedging costs.

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

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Credit ratings, which rating agencies publish as measures of an entity’s ability to repay its indebtedness, are important to our ability to raise capital through the issuance of debt and to the cost of such financing. See “Item 1. Business—Financial Strength Ratings” for a complete description of our subsidiaries’ current ratings.

A ratings downgrade could occur for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade, could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include:

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

•	adversely affecting our ability to maintain reinsurance assumed or obtain new reinsurance or obtain it on reasonable pricing terms;

•	adversely affecting our ability to raise capital; and

•	increasing our cost of borrowing.

In addition, Fannie Mae and Freddie Mac require maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs and to date have not been advised that either intends to impose additional requirements upon us. As of December 31, 2009, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the U.S. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

Interest rate fluctuations and levels could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or credit spreads will reduce our margin or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have adversely affected, and may continue to adversely affect, the profitability of these products.

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

Our term life and long-term care insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life and long-term care insurance products.

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

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically also have contributed to home price appreciation, which may provide borrowers in the U.S. with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have an adverse effect on our results from our U.S. mortgage insurance business. However, under current housing market conditions, we are in a period of home price depreciation in a majority of markets. Consequently, some borrowers in the U.S. do not have sufficient equity to allow refinancing of existing higher rate ARMs for lower rate mortgage loans, an action that would typically result in the cancellation of existing mortgage insurance coverage. Many of these borrowers are now contributing to higher delinquencies and foreclosures because they are not able to meet the reset higher monthly payments due under the terms of the underlying ARMs. These developments have had an adverse impact on our U.S. mortgage insurance business.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

In the event market or other conditions have an adverse impact on our capital and liquidity needs beyond expectations and the sources outlined do not satisfy our needs, we could have to seek additional funding. Funding sources could potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio, blocks of business or all or a portion of a business) or the incurrence of additional debt. In addition, funding sources could potentially include issuing equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. All such funding sources can have various impacts on our financial condition, including book value, and results of operations.

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

Fixed maturity, equity and trading securities are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. During periods of market disruption, including periods of volatile asset pricing, credit-spread volatility, illiquidity and reduced transparency of market participant valuation inputs, certain of our investment securities, such as our Alt-A and sub-prime mortgage-backed securities, become difficult to value. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the economic environment. In these cases, valuing our investment securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2009, fixed maturity securities of $49.8 billion in our investment portfolio represented 73% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations or circumstances that would require us to sell securities which have declined in value. Recent volatility and uncertainty in the sub-prime and Alt-A residential market have resulted in increased delinquency rates and these developments have had an adverse impact on our investments in securities backed by sub-prime and Alt-A residential mortgage loans. The credit quality of our hybrid securities may be adversely impacted by the level and type of government support, including the risk that these institutions could be nationalized or be restricted from making discretionary payments of principal or interest. If we determine to reposition or realign portions of the portfolio where we determine to sell certain securities in an unrealized loss position, then we will incur an other-than-temporary impairment charge.

Defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance may adversely affect our profitability.

Our commercial mortgage loans and investments in commercial mortgage-backed securities face default risk. Commercial mortgage loans are stated on our consolidated balance sheets at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of impairments and valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date based on information, such as the market value of the underlying real estate securing the loan, any third-party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates. Commercial mortgage-backed securities are stated on our balance sheet at fair value. The performance of our commercial mortgage loans and commercial mortgage-backed securities investments, however, may fluctuate in the future. In addition, some of our commercial mortgage loans and the underlying mortgage loans supporting our investments in commercial mortgage-backed securities have balloon payment maturities. An increase in the default rate of our commercial mortgage loans could have a material adverse effect on our business, results of operations and financial condition.

Further, any concentration of geographic or sector exposure in our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed.

We may be required to recognize additional impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses or for decreases in our market capitalization. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a non-cash expense in the current period. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

The soundness of other financial institutions could adversely affect us.

We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. For example, we hedge various business risks using derivative instruments, including options, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

An inability to access our credit facilities could result in a reduction in our liquidity and lead to downgrades in our credit and financial strength ratings.

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due, particularly in the current market when alternative sources of credit are tight. The credit facilities contain various affirmative and negative covenants and events of default, including covenants requiring us to maintain a specified minimum consolidated net worth (as defined in the facilities), to conduct our business in certain specified ways, to comply with applicable laws and not to engage in certain fundamental changes to our business (including disposition of a business segment or assets above a certain threshold). Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated non-owner changes in stockholders’ equity, also referred to as accumulated other comprehensive income (loss), or “AOCI.” Our right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations. See note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our credit facilities.

An adverse change in our risk-based capital and other regulatory requirements could result in a decline in our ratings, increased scrutiny by regulators and have an adverse impact on our financial condition, results of operations and prospects.

Our domestic life insurance company subsidiaries are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require our insurance subsidiaries to report their results of RBC calculations annually to the state departments of insurance and the NAIC. Changes in SAP relating to RBC calculations could adversely impact our ability to meet minimum RBC and statutory capital and surplus requirements. In addition, defaults, impairments or declines in the NAIC designations in our investment portfolio and a decline in the results of operations of our insurance subsidiaries as recorded in accordance with SAP would have an adverse impact on our RBC levels.

The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, state supervision, seizure or liquidation.

Our domestic mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk in-force to capital ratio. The failure of our domestic mortgage insurance subsidiaries to meet their regulatory requirements could limit our ability to write new business. Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country.

An adverse change in our RBC, risk in-force to capital ratio or other minimum regulatory requirements also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries, which would have an adverse impact on our ability to write and retain business. Certain actions by regulators or rating agencies could have a material adverse effect on our financial condition and results of operations.

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

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments, we would be required to increase our reserves and incur charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition and may put additional strain on our available liquidity.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include our operating expenses and interest and principal on our current and any future borrowings. These obligations also include amounts we owe to GE under the Tax Matters Agreement. If the cash we receive from our subsidiaries pursuant to dividends and tax sharing arrangements is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

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

Additionally, as a public company that is traded on the TSX, Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the rules of the TSX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Accordingly, actions taken by Genworth Canada and its board of directors are subject to, and may be limited by, the laws, regulations and rules applicable to such entities.

Competitors could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our businesses. Consolidation among banks, insurance companies and other financial services companies could also have an adverse effect on our financial condition and results of operations if the surviving entity requires more favorable terms than we had previously been offering to one or more of the combined companies or if it elects not to continue to do business with us following the consolidation. The appointment of a receiver to rehabilitate or liquidate a significant competitor could also negatively impact our businesses if such appointment were to impact consumer confidence in industry products and services.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as conditions beyond our control. For example, volatility in the equity markets and the related impacts on asset values required to fund liabilities may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient new reinsurance on acceptable terms, which could adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance.

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

Prior to the completion of our IPO, we ceded to UFLIC substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s RBC above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations.

Our focus on key distribution relationships may expose us to reduced sales in the future.

Although we distribute our products through a wide variety of distribution models, we do maintain relationships with key distribution partners. These distribution partners are an integral part of our business model. If capital, credit and equity markets experience extreme volatility, we are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Distributors may elect to reduce or terminate their distribution relationships with us if there are adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Any termination or material change in relationship with a key distribution partner could have a material adverse affect on our future sales for one or more product lines.

Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth.

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

Insurance regulatory authorities in the U.S. and internationally have broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing and revising statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving future rate increases;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof in the U.S., can be made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

Our mortgage insurance businesses are subject to additional laws and regulations. For a discussion of the risks associated with those laws and regulations, see “—Risks Relating to Our International Segment” and “—Risks Relating to Our U.S. Mortgage Insurance Segment.”

Legal and regulatory investigations and actions are common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance businesses. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A further deterioration in economic conditions or a further decline in home prices may adversely affect our loss experience in mortgage insurance.”

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

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, prior to our announced rate increase in July 2007, we had not increased premiums on any in-force long-term care insurance policies issued by us. Rate actions, by us or our competitors, could limit our ability to continue to market and sell new long-term care insurance products and our ability to retain existing policyholders, agents and independent channel market share. In addition, we cannot predict how our policyholders, agents and competitors may react to any rate actions we may take in the future.

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

If we were to gain access to the same genetic or medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life and long-term care insurance policies and annuity contracts. However, there have been a number of legislative and regulatory actions and proposals that make, or could make, genetic and other medical information confidential and unavailable to insurance companies. Pursuant to these legislative and regulatory actions and proposals, prospective policyholders and contractholders would only disclose this information if they chose to do so voluntarily. These factors could lead us to reduce sales of products affected by these legislative and regulatory actions and proposals and could result in a deterioration of the risk profile of our portfolio, which could lead to payments to our policyholders and contractholders that are higher than we anticipated.

Medical advances could also lead to new forms of preventive care. Preventive care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing profitability in that business.

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

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

We cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of Regulations XXX or AXXX and as a result we may incur higher operating costs that could have an adverse effect on our financial condition and results of operations.

We have increased term and universal life insurance statutory reserves in response to the Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and the Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (more commonly known as “Regulation AXXX”) and have taken steps to mitigate the impact the regulations have had on our business, including increasing premium rates and implementing capital solutions. We cannot provide assurance that we will be able to continue to implement actions to mitigate further impacts of Regulations XXX or AXXX on our term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding options. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered. Additionally, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

If demand for long-term care insurance either declines or remains flat, we may not be able to execute our strategy to expand our long-term care insurance business.

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 41% to approximately $608 million in 2006, according to LIMRA International, Inc. We believe that the decrease during this period was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. Beginning in 2007, our individual long-term care insurance annualized first-year premiums have remained relatively flat, although sales in 2009 declined primarily due to general economic conditions that affected sales in the overall individual long-term care insurance industry. If the market for long-term care insurance continues to remain flat or declines, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

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

Our international operations generate revenues denominated in local currencies. For the years ended December 31, 2009, 2008 and 2007, 25%, 25% and 24%, respectively, of our revenues, excluding net investment gains (losses), and 160%, 116% and 43%, respectively, of our income from continuing operations, excluding net investment gains (losses), were generated by our international operations. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2009 and 2008, approximately 15% and

13%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our consolidated financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. For example, our net income (loss) available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2009 included an unfavorable impact of changes in foreign exchange rates of $33 million, net of taxes, as compared to a favorable impact of changes in foreign exchange rates of $20 million, net of taxes, for the year ended December 31, 2008. In addition, because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening of the U.S. dollar.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.

We may face higher than anticipated losses if unemployment rates differ significantly from our pricing expectations.

We set prices for our lifestyle protection insurance products based upon expected claims and payment patterns. For our employment-related products, these expectations reflect our assumptions regarding unemployment levels. The long-term profitability of many of these products depends upon how our actual experience compares with our pricing assumptions with the exception being many of our monthly premium accounts, where we have the ability to re-price our in-force policies in the event of higher than anticipated unemployment-related losses. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our lifestyle protection insurance business than we had projected. Additionally, rising unemployment rates can impact a borrower’s ability to pay their mortgage, thereby increasing the likelihood that we could incur additional losses in our international mortgage insurance business.

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our mortgage insurance increases or the severity of such defaults exceeds our expectations.

As in the U.S., deterioration in economic conditions internationally may increase the likelihood that borrowers in a given country will not have sufficient income to pay their mortgages, and can also adversely affect home values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, would also increase our risk of loss. A substantial economic downturn or decline in home prices could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or reversals of recent significant home price appreciation in areas where a large portion of our business is concentrated.

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

Recent conditions in the international financial markets could lead other countries to nationalize our competitors or establish competing governmental agencies, which would further limit our competitive position in international markets and, therefore, materially affect our results of operations.

Changes in regulations could affect our international operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our international mortgage insurance operations.

In the second quarter of 2008, the aggregate cap for guaranteed polices of all Canadian licensed mortgage insurers was increased to CDN $250.0 billion, which facilitates our ongoing ability to offer mortgage insurance products under the Government Guarantee Agreement. The failure of the Canadian government to maintain the Government Guarantee Agreement on terms similar to the current Government Guarantee Agreement could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. We have incorporated these adjustments into our underwriting guidelines effective October 15, 2008. These new standards have resulted in a modest reduction of mortgage originations in Canada. In 2009, the Canadian government passed legislation, which has not yet been proclaimed in force, that will, among other things, amend the statutes applicable to federally regulated lenders to prohibit such lenders from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance. In February 2010, the Canadian government publicly announced additional changes to the rules for government guaranteed mortgages, which are more fully described above under “International Mortgage Insurance – Canada – Government Guarantee.”

As also described under “International Mortgage Insurance – Canada – Government Guarantee,” an amendment to the Government Guarantee Agreement has been completed. The Canadian Department of Finance has informed us that they intend to continue to review the Government Guarantee Agreement and we remain engaged in ongoing discussions with Department of Finance officials on this matter. Although we believe the Canadian government will preserve the Government Guarantee Agreement in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, changes will be made to the terms of the Government Guarantee Agreement.

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

Under rules adopted by APRA effective January 1, 2008, in connection with the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, known as Basel II, certain approved deposit-taking institutions (“ADIs”) in Australia are now required to hold less capital on high loan-to-value mortgage loans and will receive a capital incentive for using mortgage insurance, but at a reduced level, and potentially limited to the higher risk portions of their loan portfolios, when compared to previous regulations in Australia. The rules also provide that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, or limit their use to the higher risk portions of their portfolios, which may have an adverse affect on our Australian mortgage insurance business.

Basel II was finalized and issued in June 2004; however, its adoption and implementation by individual countries internationally and in the U.S. is ongoing and significant additions and changes to the accord are being considered in light of the recent financial crisis. Since the Basel II framework continues to evolve, we cannot predict the mortgage insurance benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

Risks Relating to Our U.S. Mortgage Insurance Segment

Our claims expenses and loss reserves have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

During 2007, 2008 and 2009, we have experienced an increase in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006, 2007 and the first half of 2008. This impact was evident in all products across all regions of the country and was particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the U.S., we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly Florida, California, Arizona, Nevada and Michigan, continue to experience an economic slowdown.

The foregoing factors have contributed to, and are expected to continue to contribute to, an increase in our incurred losses and loss reserves. While over 92% of our primary risk in-force in the U.S. is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratios. As of December 31, 2009 and 2008, approximately 58% and 68%, respectively, of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

If unemployment peaks in 2010 coupled with continued elevated levels of unemployment into 2011, we would expect further increases in delinquencies and foreclosures to cause upward pressure on our paid claims and loss reserves. With respect to home prices, while housing inventory has demonstrated some improvement in recent months, the inventory of available homes has increased. The inventory of homes on the market is expected to rise substantially as vacant properties make their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and increase an already high level of inventory of homes available for sale, we expect home prices to be pressured downward depending upon the level and timing of this process. These conditions could result in an adverse impact on our financial condition and results of operations.

Our premium rates vary with the perceived risk of a claim on the insured loan, which takes into account factors such as the loan-to-value ratio, our long-term historical loss experience, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history and the level of documentation and verification of the borrower’s income and assets. Our ability to properly determine eligibility and accurate pricing for the mortgage insurance we issue is dependent upon our underwriting and other operational routines. These underwriting routines may vary across the jurisdictions in which we do business. Deficiencies in actual practice in this area could have an adverse impact on our results. We establish renewal premium rates for the life of a mortgage insurance policy upon issuance, and we cannot cancel the policy or adjust the premiums after the policy is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on policies in-force, and we cannot refuse to renew mortgage insurance coverage. The premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage we provide for the entire life of that policy.

Certain types of mortgages have higher probabilities of claims. These include Alt-A loans, loans with an initial Interest Only payment option and other non-traditional loans that we have insured in prior years, including A minus loans and 100% loan-to-value products. Alt-A loans are originated under programs in which there are a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans. Standard documentation loans include loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected delinquency rates consistent with our standard portfolio. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. A material portion of our Alt-A and Interest Only loans was written in 2005 through 2007. At the end of 2007, we began to adopt changes to our underwriting guidelines to substantially eliminate new insurance on these loans. However, the new guidelines only affect business written after those guidelines became effective. Business written before the effectiveness of those guidelines was insured in accordance with the guidelines in effect at time of the commitment, even though that business would not meet the new guidelines. Although historical information is limited, we believe that Alt-A and Interest Only loans written prior to the adoption of the new guidelines may pose a higher risk of claims that would have an adverse impact on our operating results due to features such as deferred amortization of the loan principal on an Interest Only product and Interest Only loans that contain an adjustable interest rate feature and may reset to a rate above the existing rate. If defaults on Alt-A or Interest Only or other non-traditional loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

We expect to continue to investigate insured U.S. mortgage loans and in some cases may rescind coverage, although we cannot give assurance on the extent to which we may continue to realize benefits from rescissions.

As part of our loss mitigation efforts, we routinely investigate insured loans to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines. In recent periods, we have recognized significant benefits from rescinding policies for insured loans. While we believe our rescissions are valid and expect additional rescissions based on future investigations, we can give no assurance on the extent to which we may continue to realize benefits from rescissions. In addition, insured lenders may object to our decision to rescind coverage and we continue to have discussions with certain of those lenders regarding their objections to our rescission actions that in the aggregate are material. If disputed by the insured and a legal proceeding were instituted, the validity of that rescission would be determined by arbitration or judicial proceedings unless otherwise settled. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded. A variance between ultimate rescission rates and these estimates could significantly affect our financial position and results of operations. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted.

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

We may face higher than anticipated losses if unemployment rates differ significantly from our expectations.

We set loss reserves for our U.S. mortgage insurance business based in part on expected claims and delinquency cure rate patterns. These expectations reflect our assumptions regarding unemployment levels. If unemployment levels are higher than those within our loss reserving assumptions, the claims frequency could be higher for our U.S. mortgage insurance business than we had projected. Additionally, rising unemployment rates can impact a borrower’s ability to pay their mortgage, thereby increasing the likelihood that we could incur a loss in our U.S. mortgage insurance business.

A further deterioration in economic conditions or a further decline in home prices may adversely affect our loss experience in mortgage insurance.

Losses in our U.S. mortgage insurance business generally result from events, such as reduction of income, unemployment, divorce, illness and inability to manage credit and interest rate levels that reduce a borrower’s ability to continue to make mortgage payments. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss.

Many regions throughout the U.S. have experienced an economic slowdown and have seen a more pronounced weakness in their housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets are reflected in our increasing delinquencies. However, we believe that there may be a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. In addition, foreclosure moratoria could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in delinquencies that is higher than expected, our financial condition and results of operations could be adversely affected.

Any changes to the role or structure of Freddie Mac or Fannie Mae could have an adverse impact on our U.S. mortgage insurance business.

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed conservator of the GSEs. Congress has stated its intent to examine the role of the GSEs in the U.S. housing market, and the Obama administration has also stated that it is considering options regarding the future status of the GSEs. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single family housing finance, the demand for private mortgage insurance in the U.S. could be significantly reduced.

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

Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

Changes in regulations that affect the U.S. mortgage insurance business could affect our operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our mortgage insurance operations.

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

Conversely, we believe the revisions to Basel II may encourage growth of mortgage insurance in the U.S. Basel II adoption in the U.S. is ongoing. Therefore, we cannot predict the benefits that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If the U.S. implements Basel II in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, also is subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the FHA, the Homeowners Protection Act, the FCRA, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect the operations and profitability of our U.S. mortgage insurance business.

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

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 70%, 60% and 44% for the years ended December 31, 2009, 2008 and 2007, respectively, of all the mortgage loans originated in the U.S., according to statistics published by Inside Mortgage Finance. We believe the increase in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for flow private mortgage insurance during 2009. However, while

Fannie Mae’s and Freddie Mac’s purchase activity increased in 2009, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the U.S. Fannie Mae and Freddie Mac are also subject to regulatory oversight by HUD and the FHFA. As of December 31, 2009, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have an adverse effect on our financial condition and results of operations.

Increasing consolidation among mortgage lenders, including the recent mergers in the U.S. banking industry, will continue to result in significant customer concentration for U.S. mortgage insurers. As a result of this significant concentration, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae, Freddie Mac and our largest mortgage lending customers, a deterioration in any of these relationships, or the loss of business from any of our key customers, could have an adverse effect on our financial condition and results of operations.

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 96%, 85% and 76% of our U.S. gross premiums earned in each of the years ended December 31,

2009, 2008 and 2007, respectively, were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the U.S. generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 79%, 85% and 84% for the years ended December 31, 2007, 2008 and 2009, respectively. A decrease in persistency in the U.S. generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products continue to increase.

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

•	using government mortgage insurance programs, including those of the FHA and the VA;

•	holding mortgages in the lenders’ own loan portfolios and self-insuring;

•	using programs, such as those offered by Fannie Mae and Freddie Mac, requiring lower mortgage insurance coverage levels;

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the year ended December 31, 2009, approximately 3% of our U.S. primary new risk written was subject to captive mortgage reinsurance as compared to approximately 33% for the year ended December 31, 2008. U.S. mortgage insurance premiums ceded to these reinsurers were $153 million, $188 million and $164 million for the years ended December 31, 2009, 2008 and 2007, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $673 million, $505 million and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

Given the recent business changes to captive reinsurance arrangements, at the end of 2008, the majority of our excess of loss captive reinsurance arrangements was in runoff with no new books of business expected to be added going forward. Additionally, throughout 2009, many lender captive reinsurers have chosen to place their captives into runoff as well. Nonetheless, we will continue to benefit from captive reinsurance on our 2005 through 2007 books of business.

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

Other Risks

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of our IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 14 years. This fixed obligation, the estimated present value of which was $351 million and $358 million as of December 31, 2009 and 2008, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2009 and 2008 was $351 million and $358 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

Our stock price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility in late 2008 and in 2009. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as our operations, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

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

Stock price volatility and a decrease in our stock price could make it difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,187 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,361 square feet. In addition, we lease approximately 593,099 square feet of office space in 38 locations throughout the U.S. We also own one building outside the U.S. with approximately 4,560 square feet, and we lease approximately 428,351 square feet in 49 locations outside the U.S.

Most of our leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 12 remaining years. Our aggregate annual rental expense under all leases was $26 million during the year ended December 31, 2009.

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

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for HUD, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries.

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

Between March and December 2008, we and/or the same subsidiary were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary. However, in 2009, plaintiffs in these actions amended their complaints and those amended complaints do not presently name any Genworth subsidiary as a defendant.

The U.K. antitrust authorities conducted a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a recent successful appeal brought against key elements of the findings by a large U.K.

retail bank means that the implementation of the full remedies package will now probably be delayed until 2011.

One of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company (United States District Court for the Central District of California). The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleged that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. Our insurance subsidiary filed a motion with the court to dismiss the complaint on various grounds. Subsequent to the filing of the motion to dismiss, the plaintiff voluntarily dismissed the complaint in its entirety.

In December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al, in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. We intend to vigorously defend this action.

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

Market for Common Stock

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, for the periods indicated:

	High	Low
2009
First Quarter	$3.38	$0.78
Second Quarter	$7.41	$1.75
Third Quarter	$13.68	$5.02
Fourth Quarter	$12.40	$8.37

	High	Low
2008
First Quarter	$25.57	$19.75
Second Quarter	$24.88	$17.69
Third Quarter	$19.99	$3.51
Fourth Quarter	$8.50	$0.70

As of February 16, 2010, we had 236 holders of record of our Class A Common Stock.

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

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Genworth Financial, Inc.	$100.00	$129.26	$129.08	$97.16	$11.19	$44.88
S&P 500 Insurance Index	$100.00	$114.11	$126.55	$118.56	$49.63	$56.50
S&P 500®	$100.00	$104.91	$121.46	$128.13	$80.73	$102.10

Dividends

In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and net income, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we repurchased shares of our Series A Preferred Stock as set forth in the table below.

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Aggregate liquidation preference of repurchased shares (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2009 through October 31, 2009	—	$—	$—	—	$—
November 1, 2009 through November 30, 2009	—	$—	—	—	—
December 1, 2009 through December 31, 2009	734,500	$48.66	37	—	—

Total	734,500	$48.66	$37	—	$—

(1)

In May 2004, we issued an aggregate liquidation preference of $100 million of our Series A Preferred Stock. Following the repurchases during 2009, we had an aggregate liquidation preference of $63 million outstanding as of December 31, 2009.

Item 6.	Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to changes in accounting for other-than-temporary impairments in 2009, and deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007), which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2009	2008	2007	2006	2005
Consolidated Statements of Income Information
Revenues:
Premiums	$6,019	$6,777	$6,330	$5,802	$5,638
Net investment income	3,033	3,730	4,135	3,787	3,489
Net investment gains (losses) (1)	(1,041)	(1,709)	(332)	(69)	(1)
Insurance and investment product fees and other	1,058	1,150	992	765	660

Total revenues	9,069	9,948	11,125	10,285	9,786

Benefits and expenses:
Benefits and operating expenses	9,468	10,420	9,038	8,068	7,748
Interest expense	393	470	481	364	293

Total benefits and expenses	9,861	10,890	9,519	8,432	8,041

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(792)	(942)	1,606	1,853	1,745
Provision (benefit) for income taxes	(393)	(370)	452	570	559

Income (loss) from continuing operations before cumulative effect of accounting change	(399)	(572)	1,154	1,283	1,186
Income from discontinued operations, net of taxes (2)	—	—	15	41	35
Gain on sale of discontinued operations, net of taxes (2)	—	—	51	—	—

Income (loss) before cumulative effect of accounting change	(399)	(572)	1,220	1,324	1,221
Cumulative effect of accounting change, net of taxes (3)	—	—	—	4	—

Net income (loss)	(399)	(572)	1,220	1,328	1,221
Less: net income attributable to noncontrolling interests (4)	61	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220	$1,328	$1,221

Income (loss) from continuing operations per common share:
Basic	$(0.88)	$(1.32)	$2.62	$2.81	$2.50

Diluted (5)	$(0.88)	$(1.32)	$2.58	$2.73	$2.45

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.02)	$(1.32)	$2.77	$2.91	$2.57

Diluted (5)	$(1.02)	$(1.32)	$2.73	$2.83	$2.52

Weighted-average common shares outstanding (6):
Basic	451.1	433.2	439.7	455.9	475.3

Diluted (5)	451.1	433.2	447.6	469.4	484.6

Cash dividends declared per common share (7)	$—	$0.30	$0.38	$0.33	$0.28

	Years ended December 31,
(Amounts in millions)	2009	2008	2007	2006	2005
Selected Segment Information
Total revenues:
Retirement and Protection	$5,667	$6,336	$6,884	$6,652	$6,314
International	2,560	2,907	2,689	2,144	2,103
U.S. Mortgage Insurance	826	851	805	658	607
Corporate and Other	16	(146)	747	831	762

Total	$9,069	$9,948	$11,125	$10,285	$9,786

Income (loss) from continuing operations before cumulative effect of accounting change:
Retirement and Protection	$(60)	$(145)	$629	$641	$663
International	441	608	580	469	359
U.S. Mortgage Insurance	(427)	(368)	171	262	238
Corporate and Other	(353)	(667)	(226)	(89)	(74)

Total	$(399)	$(572)	$1,154	$1,283	$1,186

Consolidated Balance Sheet Information
Total investments	$63,515	$60,612	$70,800	$68,573	$66,020
All other assets (8)	44,672	46,777	43,515	40,316	37,692
Assets associated with discontinued operations (2)	—	—	—	1,982	1,942

Total assets	$108,187	$107,389	$114,315	$110,871	$105,654

Policyholder liabilities	$69,220	$73,291	$72,977	$70,793	$69,716
Non-recourse funding obligations	3,443	3,455	3,455	2,765	1,400
Short-term borrowings	930	1,133	200	199	152
Long-term borrowings	3,641	4,261	3,903	4,021	3,436
All other liabilities	17,603	16,323	20,302	18,340	16,239
Liabilities associated with discontinued operations (2)	—	—	—	1,423	1,401

Total liabilities	$94,837	$98,463	$100,837	$97,541	$92,344

Accumulated other comprehensive income (loss)	$(164)	$(3,062)	$727	$1,157	$1,404
Noncontrolling interests (4)	$1,074	$—	$—	$—	$—
Total stockholders’ equity	$13,350	$8,926	$13,478	$13,330	$13,310

U.S. Statutory Financial Information (9)
Statutory capital and surplus (10)	$5,878	$6,436	$6,597	$7,234	$6,672
Asset valuation reserve (11)	$56	$320	$430	$439	$416

(1)

On April 1, 2009, we adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. This accounting guidance modified the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss in net income (loss) that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented in other comprehensive income (loss). For further discussion, refer to note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

(2)

On May 31, 2007, we completed the sale of our group life and health insurance business. Accordingly, the business was accounted for as discontinued operations and its results of operations, financial position and cash flows were separately reported for all periods presented. The sale resulted in a gain on sale of discontinued operations of $51 million, net of taxes.

(3)	Cumulative effect of accounting change, net of taxes, of $4 million for the year ended December 31, 2006 resulted from the adoption of guidance related to accounting for stock-based compensation.
(4)	Noncontrolling interests relate to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.
(5)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for December 31, 2009 and 2008, the inclusion of 1.9 million and 1.7 million, respectively, of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) would have been antidilutive to the calculation. If we had not incurred a net loss for 2009 and 2008, dilutive potential common shares would have been 453.0 million and 434.9 million, respectively.

(6)

The number of shares used in our calculation of diluted earnings per common share in 2005, 2006, 2007, 2008 and 2009 was affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, RSUs and SARs and was calculated using the treasury method. In May 2009, stockholders approved, and in July 2009 we commenced, an offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). In August 2009, we granted the Replacement Awards, consisting of an aggregate of 2.6 million new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. Weighted-average shares outstanding also increased reflecting a public offering of 55.2 million shares of our Class A Common Stock in September 2009. See note 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of the exchange offer completed in August 2009 and note 3 for a discussion of the equity offering in September 2009.

(7)

We declared quarterly dividends of $0.065 per common share in the first and second quarters of 2005. We declared quarterly dividends of $0.075 per common share in the third and fourth quarters of 2005 and first and second quarter of 2006. During the third quarter of 2006, we increased the quarterly dividend 20% and declared dividends of $0.09 per common share in the third and fourth quarters of 2006 and the first and second quarters of 2007. During the third quarter of 2007, we increased the quarterly dividend 11% and declared dividends of $0.10 per common share in the third and fourth quarters of 2007 and the first, second and third quarters of 2008. In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. Therefore, no dividends were declared in the fourth quarter of 2008 or in 2009.

(8)

Prior to the completion of our IPO, we entered into several significant reinsurance transactions with UFLIC, an affiliate of our former parent, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

(10)

Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. It also includes the statutory capital and surplus of our discontinued operations for the years ended December 31, 2006 and 2005.

(11)	Includes the asset valuation reserve of our discontinued operations for the years ended December 31, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer other senior supplemental products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the year ended December 31, 2009, our Retirement and Protection segment’s net loss available to Genworth Financial, Inc.’s common stockholders was $60 million while net operating income available to Genworth Financial, Inc.’s common stockholders was $424 million.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2009, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $380 million and $385 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2009, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $427 million and $459 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses and non-strategic products that are managed outside of our operating segments and our group life and health insurance business, which we sold on May 31, 2007. For the year ended December 31, 2009, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $353 million and $152 million, respectively.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements. Our consolidated financial statements included our group life and health insurance business that was presented in our consolidated financial statements as discontinued operations until sold in May 2007. See note 8 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for further discussion of our discontinued operations.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement and Protection. The revenues in our Retirement and Protection segment consist primarily of:

•	net premiums earned on individual term life insurance, individual and group long-term care insurance, Medicare supplement insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•

insurance and investment product fees and other, including surrender charges, mortality and expense risk charges, primarily from variable annuity contracts and universal life insurance policies, management fees and commissions from wealth management products, and other administrative charges.

•	International. The revenues in our International segment consist primarily of:

•	net premiums earned on international mortgage and lifestyle protection insurance policies;

•	net investment income and net investment gains (losses) on the separate investment portfolio held by our international mortgage and lifestyle protection insurance businesses; and

•	insurance and investment product fees and other, primarily third-party administration fees from our lifestyle protection insurance business.

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on mortgage insurance policies and premiums assumed through our inter-segment reinsurance and capital maintenance agreement with our international mortgage insurance business;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of:

•	net premiums, insurance and investment product fees, income from non-core businesses and non-strategic products and eliminations of inter-segment transactions and

•	unallocated net investment income and net investment gains (losses).

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

•	amortization of DAC and other intangible assets;

•	goodwill impairment charges;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using a methodology that includes allocated capital.

Management’s discussion and analysis by segment contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

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

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. Risk in-force for our international and U.S. mortgage insurance businesses is a measure that recognizes that the loss on any particular mortgage loan will be reduced by the net proceeds received upon sale of the underlying property. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled presales and other loan workouts and claim mitigation actions. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including presales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and trends in profitability of our businesses. Beginning in 2008, we saw slowing economies, rising unemployment, falling real estate values and reduced consumer spending in virtually all the markets in which we operate. In 2009, Canada and Australia have seen improvements in their economies and rising real estate values leading to stabilization and improvements in their housing markets. In the U.S., modest economic growth has returned in the second half of 2009. Economies in Europe have remained weak and have only recently begun to show signs of stabilization. However, financial markets have improved during the second half of 2009, with solid performance, lower volatility in equity markets, narrowing spreads and better credit performance in many sectors of the debt markets, reversing a significant percentage of the declines experienced in 2008. Despite continued stress in the U.S. housing market and variations in performance by sub-market, there have been early signs of stabilization in housing prices in the third and fourth quarters of 2009 as compared to earlier in the year.

We believe that the market conditions experienced since 2008 combined with slow economic growth have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their consumption, debt and risk profiles in response to those conditions. We have seen an adverse impact on sales, revenues and profitability trends of certain insurance and investment products in 2009 related to some of these market conditions. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy changes and the uncertainty surrounding U.S. healthcare reform can affect economic and business outlooks and consumer behaviors.

In our retirement and protection insurance businesses, we saw consumers more willing to return to investing in equity markets and purchase or evaluate other protection and retirement offerings. In certain markets, we have seen an increase in sales and assets under management which indicate select trends may be improving. However, we could experience an increase in lapses or surrenders of policies in our life and long-term care insurance businesses if our policyholders have cash needs.

In our U.S. Mortgage Insurance and International segments, stressed economic conditions have been evident in lower mortgage originations and the decrease in consumer lending in the majority of our target markets. However, the conditions have recently improved in certain markets. In late 2007, we began to experience increased levels of delinquencies in our U.S. and international mortgage insurance businesses and an elevated incidence of claims in our lifestyle protection insurance business that continued into 2009. In the second half of 2009, we began to see a slowdown in the rate of new delinquencies in our international mortgage insurance business and the rate of claims in our lifestyle protection insurance business resulting in a corresponding reduction in loss ratios.

In response to recent market conditions, we tightened underwriting guidelines to reduce risk or exposure in our mortgage insurance globally. We increased pricing in multiple targeted markets and products. We have also adjusted our investment and asset-liability management strategies in an attempt to reduce risk during recent economic and financial market conditions. In addition, we refined our product and distribution management strategies to best fit with our strengths, profitability targets and risk tolerance. These and other company actions seek to enhance our competitive position as well as our capital flexibility and liquidity as discussed under “—Liquidity and Capital Resources.”

Since late 2008, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken a variety of other actions to stabilize the capital markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs under consideration or implemented by the GSEs, lenders and the U.S. government. Outside of the U.S., various governments have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. There can be no assurance as to what impact any of these actions will or have had on the economic and financial markets, including levels of volatility. A prolonged economic recovery period or global recessionary setback could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Market conditions showed lower volatility and continued signs of improvement in the fourth quarter of 2009. Early signs of recovery in the U.S. economy and generally favorable third quarter of 2009 corporate earnings led to greater investor confidence and another quarter of positive equity and credit market performance. Rising demand for fixed-income products during the fourth quarter of 2009 led to further compression in credit spreads. Market stability was further reflected in the muted response to bankruptcy and default events during the fourth quarter of 2009 as compared to more volatile responses to such events in 2008 and earlier in 2009. The market for asset-backed securities also improved as risk sensitivity declined and demand for higher-yielding short-term investments returned. As a result, liquidity premiums were lower in many sectors and a clear differentiation between the performance of individual credits returned. Despite overall market improvement, challenging levels of unemployment and continued economic uncertainty still weigh on commercial real estate and consumer-related asset performance, although the rate of decline for the consumer-related asset sectors continues to slow.

While the marketplace is still experiencing a decline in the performance of collateral underlying certain structured securities, corporate impairments have decreased significantly in 2009. We recorded net other-than-temporary impairments of $1,058 million during the year ended December 31, 2009. Impairments recorded in the latter portion of 2009 were lower than the levels experienced in the second half of 2008 and the first quarter of 2009 as market improvements have continued and we expect losses to trend down. Additionally, for the year ended December 31, 2009, losses related to limited partnerships increased to $160 million. However, in the second half of 2009, we saw a decline in losses related to limited partnerships from the second quarter of 2009. Although economic conditions may continue to negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform.

We believe that the current credit environment provides us with opportunities to invest across a variety of asset classes to meet our yield requirements, as well as to continue our diversification and efforts to minimize risk within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

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

There has been an overall decline in life insurance sales for the industry given recent market conditions. Consistent with the industry, our life insurance sales trended down during 2008 and through the first half of 2009, although we saw an increase in sales during the third and fourth quarters of 2009 as compared to the second quarter of 2009. In our universal life insurance products, we anticipate that new premium sales may decline or remain flat before returning to a growth profile as we introduce new life insurance products that are more capital efficient and priced to achieve targeted returns. In our term life insurance products, we have continued to execute on our refined “main street” market focus (characterized primarily by face amounts of $1 million or below). In addition, we have introduced a new term universal life insurance product that is designed to and will replace new sales of our current traditional term life insurance products. As a result, sales of our traditional term insurance will decline and will be replaced by term universal life insurance sales. We believe our recently introduced new term universal life product offers a similar value proposition to the consumer as our traditional term life product and is competitively priced for the main street market and we have seen positive initial trends in overall submitted policies. However, the growth rate will ultimately depend upon the timing of distributor (existing BGA and other distributors) and consumer adoption.

Beginning in late 2008 and continuing through 2009, we have seen favorable mortality in our life insurance products as compared to priced mortality. Additionally, we have experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue) and expect this trend to continue as certain blocks of business reach the post-level rate period.

During 2009, certain competitors have increased prices and exited certain product features in the life insurance market, particularly in policies with longer guarantee periods and no lapse guarantees, which could benefit our competitiveness and returns over time. Competitors have made pricing adjustments, in part, to address Regulations XXX and AXXX which require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. The solutions for the increased reserve requirements on some of our in-force books of business have become more limited and expensive which has and may continue to negatively impact the respective product margins, and therefore, our results of operations. Related to our in-force contracts, we have committed funding sources for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX so unfunded reserve exposure is minimal. In addition, as noted above, we have also introduced product modifications to our universal life insurance products which provide shorter guarantee periods, thereby reducing the capital requirements and mitigating the level of future additional statutory reserve funding requirements. We have introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. The new term universal life insurance product offers death benefit guarantee premiums that are competitive with traditional term insurance premiums for comparable durations and provides greater flexibility typically associated with universal life coverage. These new products are designed to reduce capital requirements and limit financing costs associated with existing products and thereby improve the profitability of new business.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance.

In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. Although our sales in the last year have been adversely impacted primarily by the general economic conditions and lower sales through our independent distribution and career force channels, the decline has been partially mitigated by the breadth of our distribution and progress across multiple growth initiatives with an emphasis on broadening our product offerings, including additional group long-term care insurance and linked-benefits offerings. In the second half of 2009, we experienced an improvement in our long-term care insurance sales.

In 2008, the impact of lower termination rates, in particular lapse rates on older issued policies, some with expiring reinsurance coverage, caused higher benefits and other changes in policy reserves, resulting in lower results of operations for older blocks of business. However, in the first half of 2009, termination rates increased on the new and old blocks of business resulting in lower benefits and other changes in policy reserves that contributed to higher results of operations. During the second half of 2009, termination rates have returned to more normal levels.

In response to these trends, we continue pursuing multiple growth initiatives, investing in case management improvements, maintaining tight expense management, actively exploring reinsurance strategies, executing effective investment strategies and, if appropriate, considering other actions to improve profitability of the overall block, including potential future rate increases. In addition, proposed changes in regulations or government programs, such as certain aspects of healthcare reform, if enacted, could impact our long-term care insurance business positively or negatively. We continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market conditions. In the second half of 2008 through early 2009, the decline and volatility in the equity markets negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. With the improvement in the equity markets beginning in the second quarter of 2009, along with the introduction of new investment strategies, we had higher sales, net flows and assets under management in each of the last three quarters of 2009. Depending upon the direction of equity markets in the future, we would expect to see a correlated impact on performance in these areas.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product features and ratings. Product features include current and minimum crediting rates on our spread-based products, surrender charges and guaranteed benefit features in variable annuity products which provide a guaranteed death or living benefits to the consumer.

Recent product changes and sales of annuity products reflect a more targeted growth strategy. We have scaled back certain product features that reduce risk in our variable annuity products and have more selectively targeted distributors and sales personnel supporting our annuity products due to the adverse market conditions and our risk appetite, profitability and capital strategies reflecting this more targeted growth strategy. In addition, in late 2008 and early 2009, due to adverse market conditions, our operating results and ratings downgrades, certain firms elected to suspend sales of fixed and variable annuity products issued by one or more of our subsidiaries. The largest impact of these suspensions was on our fixed annuity offerings through large financial institutions. As a result of the market recovery and our improved financial performance, several firms have lifted their suspension and are once again offering our products. Additionally, in the second half of 2009, we have expanded our distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to expand with the BGA and independent financial planner channels and introduce new product offerings.

In fixed annuities, we are distributing through BGAs, independent financial planners and select financial institutions, complementing our overall product suite. Sales may fluctuate as we are offering these products opportunistically. We may reduce crediting rates on deferred annuities and have re-priced immediate annuities to maintain spreads and targeted returns. Since the second half of 2008, spreads on fixed annuity products have declined related to lower short-term rates and from holding higher cash balances to manage through challenging market conditions. We anticipate improvement in spreads as cash is reinvested at higher yields in the near term.

In variable annuities, market pressures in late 2008 and early 2009 increased our expected death and living benefit costs, the costs of our hedging programs and the level of capital we may need to support these products. The significant declines and increased volatility in the equity markets during the second half of 2008 and the first quarter of 2009 negatively impacted our results of operations through accelerated amortization of DAC and increased reserves. However, the improvement in the equity markets during the second half of 2009 favorably impacted our results through lower amortization of DAC and lower reserves. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results of operations.

We continue to offer variable annuity products with living benefit features, such as those described above. However, in response to the volatility in equity markets, certain product features have been scaled back to reduce risk and costs have been increased to the consumer. These product changes are similar to actions taken by many of our competitors. We believe the benefits offered by these products remain attractive to consumers within our target markets as we experienced increased sales in these products during the second half of 2009.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates. Since early 2008, we have generally seen a slowdown in high loan-to-value mortgage origination levels and an increase in unemployment in all of our international markets. Accordingly, we have experienced lower levels of new insurance written in most markets and increased losses, which have adversely impacted the growth of our revenues and our results of operations with variations seen by individual country.

Throughout 2009, we have observed increased stability in the housing markets, with notable improvements in Canada and Australia, as lower mortgage rates, improved housing affordability, certain government programs and improved consumer confidence have resulted in increased home sales activity. As a result, home prices have increased in these markets during 2009. Additionally, while unemployment has increased during 2009, we have seen signs of stabilization or improvement in unemployment rates in these two markets in the second half of 2009. In certain of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment growth and declines in home prices have moderated.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 67% as of December 31, 2009. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will be selective.

In Canada, government actions such as reductions in interest rates, the expansion of the Canadian Mortgage Bond Program and the establishment of a $125.0 billion mortgage purchase program helped mitigate the impact of the economic slowdown in the Canadian housing market. In Australia, government actions such as providing increased grants to first-time home buyers, establishing temporary liquidity facilities to purchase residential mortgage-backed securities directly from lenders and reducing interest rates helped offset the impact of the slowing economy, decreasing home price appreciation and rising unemployment rates in the Australian market. As a sign of the relative health and stability of the Australian economy, in the fourth quarter of 2009, the Reserve Bank of Australia began to reduce the stimulus provided and increased the cash rate by 75 basis points. It is anticipated that the Reserve Bank of Australia will continue to increase rates in 2010. In Canada, the Bank of Canada has indicated that it will maintain the overnight rate at current levels through the first half of 2010 but will likely increase the overnight rate modestly in the second half of 2010.

In Australia, as a result of lower interest rates during the first nine months of 2009 and specific government programs, there was an increase in mortgage originations by first-time home buyers and an associated increase in our new insurance written in 2009. The Australian government extended its enhanced first-time home buyer program benefits through the end of 2009, although at reduced levels. We expect that lower levels of government support to first-time home buyers and increased interest rates in the fourth quarter of 2009 may reduce the level of high loan-to-value originations and our level of new insurance written in 2010.

Overall, our international mortgage insurance business has experienced higher loss levels as recent books of insurance in-force seasoned in a period of higher unemployment and lower levels of home price appreciation. In early 2008, we began taking steps to tighten underwriting requirements, increase prices in targeted areas or products, and enhance loss mitigation initiatives in light of the slowing economies and housing markets. For example, during 2008, we implemented a price increase with certain lenders in our European mortgage insurance business, and we implemented an approximate 17% price increase in our Australian mortgage insurance business. During 2009, we again increased prices for certain accounts in Europe, and implemented an approximate 20% price increase in Australia. In addition, we significantly expanded our focus on, and the resources devoted to, our loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications and keep borrowers in their homes. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain both their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. During 2009, there was an increase in the number of loans subject to our loss mitigation initiatives, which we believe had a favorable impact on our results of operations. With continued improvement in the Canadian and Australian economies and housing markets, as well as the success we experienced with our loss mitigation initiatives outlined above, we expect our loss levels to improve from recent levels experienced.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the year ended December 31, 2009, sales decreased primarily as a result of slowing economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened their lending criteria and consumer demand declined. Additionally, our continued focus on risk management has led us to exit certain relationships or concentration of coverages. We have also experienced lower single premium sales due in part to the adoption of new regulations of sales practices in the U.K. Depending on the severity and length of these trends, we may experience additional sales declines.

In contrast to the second half of 2008 and the first half of 2009, when unemployment rates increased rapidly, we have seen a slowdown in the rate of increase in unemployment over the past several months across Europe. Consequently, we experienced a significant decline in new claim registrations on unemployment-related policies, particularly in Spain, Ireland and the U.K. since March 2009. We continue to expect unemployment rates in Europe to increase slowly in 2010, in line with the rate of change witnessed in the second half of 2009. The reduction in new unemployment claim registrations was offset by increasing duration pressure from high levels of persistent unemployment.

During 2009, significant progress was made in improving profitability with pricing and coverage or distribution contract changes on both new and eligible in-force policies. These actions are expected to continue into 2010. Collectively, these strategies will help absorb the impact of continued high unemployment as well as an expected decline in new structured transactions. In addition, significant claims handling resources have been added to ensure that all claims are handled as required, in a timely and accurate fashion.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by employment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix, as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment.

We expect unemployment levels to increase modestly in 2010. Home prices are beginning to stabilize or improve in many U.S. markets after a significant decline from their peak level. Overall, we anticipate additional modest declines in home values to continue in 2010. Certain regions around the country, particularly Florida, California, Arizona, Nevada and Michigan, continue to experience an economic slowdown. These areas have seen a more pronounced weakness in their housing markets, as well as declines in home prices.

Even though various government-sponsored and lender foreclosure moratoria have been suspended, we are seeing a lag in the rate at which delinquent loans are both entering into foreclosure as well as progressing through the foreclosure process. Consequently, we expect to see an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As these loans go through foreclosure, our paid claims will increase. At the same time, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs and various lenders, which may mitigate losses on loans we insure. We are actively participating in and supporting these various programs. The increased number of delinquent loans has strained the resources of servicers, in some cases reducing or limiting their ability to undertake loss mitigation efforts that could help limit our claim loss exposure. These programs are expected to limit increases in paid claims and we continue to pursue ways to support the servicers in their efforts to increase the impact from our loss mitigation activities.

While the rate of increase in these delinquencies slowed towards the end of 2009, delinquency and foreclosure levels have increased from the prior quarter and continue to remain high, thus further pressuring home prices resulting in defaults. We believe this overall pressure on the housing market is adversely affecting the performance of our portfolio, in particular our 2005, 2006 and 2007 books of business, across all product lines in all markets. Although the impact has been concentrated in certain states and product types, during 2009, the impact began to shift to more traditional products reflecting elevated unemployment levels. These factors contributed to an increase in paid claims and loss reserves over the past several quarters as a result of a significant increase in delinquencies and foreclosures. These trends are also evident in all products across all regions of the country, particularly in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. We are still experiencing an increase in delinquencies and associated reserves relating to adjustable rate loans including payment option ARMs and Alt-A products in our bulk business, particularly from the 2006 and 2007 books of business, offset partially by increased benefits from loss mitigation activities, including rescission actions. If home values continue to decline and credit liquidity remains tight, the ability to cure a delinquent loan is more difficult to achieve.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales and rescissions, have resulted in a reduction of expected losses of approximately $847 million for the year ended December 31, 2009. In the process, we approved approximately 25,800 workouts, loan modifications and pre-sales during this period resulting in a reduction of loss exposure of approximately $264 million. The workouts and loan modifications could be subject to potential re-default by the underlying borrowers. In addition, as a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings resulted in rescission actions that reduced our loss exposure at the time of rescission by approximately $583 million for the year ended December 31, 2009. Our investigations process and rescission actions along with expanded loan modification efforts given various related lender and government programs, have had a significant benefit and are expected to continue; however, going forward, there is no assurance regarding what specific level of benefits will result.

Our bulk risk in-force was substantially reduced in 2009 pursuant to agreements reached with the insured. In addition, in January 2010, we reached an agreement with a counterparty that further reduces our bulk insurance exposure, leaving a small portfolio related principally to the FHLBs.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the year ended December 31, 2009, we recorded reinsurance recoveries of $673 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006 and 2007 books of business. We have exhausted certain captive reinsurance tiers for these book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 books of business.

A weak housing market and the lack of liquidity in some mortgage securitization markets continued to drive a smaller mortgage origination market in 2009. The mortgage insurance penetration rate and market size have been driven down by lack of liquidity, tight underwriting guidelines, growth in FHA originations and weak housing markets. Going forward, this trend may potentially limit the demand for private mortgage insurance. Given the potential restructuring of housing and financial reform involving the GSEs and FHA, we could regain some market share over time.

We continue controlling the quality of our new business through tight underwriting guidelines, which we may modify from time to time when circumstances warrant such changes. We are also seeing the benefit of the previously announced rate increase of 20% on average for our flow products and a reduction in captive cession which equates to an effective pricing improvement of approximately 15%. We previously exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We also continue to monitor our declining market policy, which among various restrictions, limited coverages to loans with 90% loan-to-value and below and to adjust those markets accordingly as areas of the U.S. housing market begin to stabilize. Recently, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions, which resulted in increased new business written and should positively impact new production going forward.

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

In September 2008, we announced that we were exploring strategic alternatives regarding our U.S. mortgage insurance business; however, we are no longer actively exploring strategic alternatives related to this business. We are operating our U.S. mortgage insurance business with sound risk and capital management practices to maintain a self-sufficient capital plan capable of absorbing the impact of continued stressed economic conditions. We are benefiting from recent changes in regulation, such as the clarification to adjust the risk-to-capital calculation to exclude the risk in-force with an established loss reserve, which have increased flexibility in the current environment. Legislation was signed into law recently in North Carolina granting discretion to the regulator through mid-2011 allowing a well capitalized mortgage insurer to exceed the 25:1 requirement under certain circumstances.

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

Valuation of fixed maturity securities. Our portfolio of fixed maturity securities is comprised primarily of investment grade securities, which are carried at fair value.

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

Estimates of fair values for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned.

Security pricing is applied using a hierarchy approach. The vast majority of our fixed maturity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed-income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices or discounting expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

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

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of December 31, 2009:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$43,186	$—	$37,354	$5,832
Priced via indicative market prices	689	—	—	689
Priced via internally developed models	5,877	—	4,338	1,539

Total fixed maturity securities	$49,752	$—	$41,692	$8,060

See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities.

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

On April 1, 2009, we adopted new accounting guidance related to investments that amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery in determining whether an impairment was other-than-temporary and replaced that provision with the assertion that management does not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Prior to the adoption of the new accounting guidance related to investments, management would only authorize the sale of securities not deemed to be other-than-temporarily impaired in response to unforeseen events. If evidence of the conditions or events resulting in our change in intent to hold to recovery was insufficient to prove the events could not have been foreseen, the sale of the security would have been prohibited to ensure consistency with management’s previous assertion of having the intent and ability to hold the security to recovery. Subsequent to the adoption of the new accounting guidance related to investments, management may decide to sell certain securities as a part of our normal portfolio management. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to other-than-temporary impairments on available-for-sale securities and accounting changes related to other-than-temporary impairments.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes 2 and 5 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.

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

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2009, 2008 and 2007, key assumptions were unlocked in our Retirement and Protection segment to reflect our current expectation of future investment spreads, lapse rates, mortality and reinsurance costs.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2009, 2008 and 2007, key assumptions were unlocked in our international and U.S. mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Retirement and Protection	$(15)	$(1)	$6
International	3	4	2
U.S. Mortgage Insurance	—	14	2

Total	$(12)	$17	$10

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to the expected return over a three-year period. The assumed returns over this reversion to the expected return period are limited to the 85th percentile of historical market performance.

We regularly review DAC to determine if it is recoverable from future income as part of our loss recognition testing. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization and potentially an increase in benefit reserves, to address any premium deficiency. The establishment of such a reserve is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premium and expected losses and expenses of our businesses. As of December 31, 2009, we believe all of our businesses have sufficient future income where the related DAC is recoverable based on our best estimates of morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates expected to occur.

In the first quarter of 2009, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $54 million reflecting unfavorable equity market performance.

In 2008, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $55 million reflecting unfavorable equity market performance. In addition, based on management’s assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business was not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

Continued low interest rates have reduced the recoverability margins on our immediate annuity products. Additional adverse variations in interest rates and/or mortality that we considered reasonably likely to occur in the future could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as requiring the establishment of additional benefit reserves. As of December 31, 2009, adverse variation that we consider reasonably likely would result in additional charge to income of approximately $25 million. However, more adverse variation could result in additional amortization of DAC or the establishment of additional benefit reserves, while any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. We expect future sales of profitable immediate annuities will improve margins, which would reduce the likelihood that adverse variation in key assumptions would result in lower margin in our DAC loss recognition analysis.

As of December 31, 2009, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2009, we believe all of our businesses have sufficient future income where the related PVFP is recoverable based on our best estimates of morbidity, mortality, withdrawal or lapse rate, maintenance expense and interest rates that are expected to occur.

Continued low interest rates and lower than expected termination rates have reduced the margins on our acquired long-term care insurance business. Additional adverse variations in morbidity and/or interest rates that could be considered reasonably likely to occur in the future would result in additional PVFP amortization or the establishment of additional benefit reserves to address any premium deficiency. As of December 31, 2009, adverse variation that we consider reasonably likely would result in additional charge to income of up to approximately $30 million assuming there is no increase in future premiums. However, more adverse variation could result in additional amortization of PVFP or the establishment of additional benefit reserves, while any favorable variation would result in additional margin in our PVFP loss recognition analysis and would result in higher earnings recognition over the remaining duration of the in-force block. As of December 31, 2009, we had $49 million of PVFP related to our individual and group long-term care insurance products.

As of December 31, 2009, we believe all of our other businesses have sufficient future income where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2009, 2008 and 2007, there were no charges to income as a result of our PVFP recoverability or loss recognition testing. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

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

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions in the statutory distributable income model include: required capital levels; income projections, including the underlying assumptions; discount rate; new business projection period; and new business production growth.

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

There were no goodwill impairment charges recorded in 2009. However, continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill. More specifically, our risks associated with future goodwill impairments relate to our businesses with significant goodwill balances, including long-term care insurance, life insurance, wealth management and lifestyle protection insurance.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value, and accordingly, we evaluated recoverability assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. This entire goodwill balance is recoverable based on this fair value evaluation. See notes 2 and 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

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

Insurance reserves differ for long- and short-duration insurance policies. Measurement of long-duration insurance reserves (such as guaranteed renewable term life insurance, annuity and long-term care insurance products) is based on approved actuarial methods, and includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts (such as lifestyle protection insurance) are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default. Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during 2009, a reasonably likely quarterly change could be a $1,000 change in the average severity reserve factor combined with a 1% change in the average frequency reserve factor, which would change the gross reserve amount by approximately $107 million and approximately $29 million for our U.S. and international mortgage insurance businesses, respectively. As these sensitivities are based on our 2009 experience, given the high level of uncertainty in the economic environment, there is a reasonable likelihood that these changes in assumptions could occur in the near term. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

In addition to the sensitivities discussed above, our more recent books of business in both our U.S. and international mortgage insurance businesses have experienced higher losses than our previous book years as a result of the global economic environment. In our U.S. mortgage insurance business, our 2005, 2006 and 2007 books of business have been experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. Variations we consider reasonably likely could include an increase of 5% in these expected losses over a three-year period ending December 31, 2012 that would result in a decrease in after-tax operating results of approximately $85 million. Additional adverse variation could result in additional negative impacts while favorable variations would result in improved margins. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

In our international mortgage insurance business, we anticipate reduced levels of losses as a result of improving housing markets and economies. However, if housing markets and economies do not improve as anticipated, we may experience increased losses. Variations we consider reasonably likely to occur could include an increase in projected losses for our international mortgage insurance business of between 25% and 35% over the next three-year period. If changes at these levels were to occur, operating results could be negatively impacted by approximately $180 million to approximately $250 million over this same period based on current foreign exchange rates. The potential for either additional adverse loss development or favorable loss development exists that could further impact our business underwriting margins.

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

As of December 31, 2009 and 2008, we had $4.7 billion of unearned premiums, of which $3.1 billion and $2.8 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We periodically review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2009, 2008 and 2007, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $32 million, $53 million and $45 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than assumed for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and assumed experience. Loss development and policy cancellation variations that could be considered reasonably likely to occur in the future could result in an increase in operating results of up to $65 million or a decrease in operating results of up to $47 million, depending on the magnitude of variation experienced. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

In our U.S. Mortgage Insurance segment, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $6 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $57 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

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

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2009, we have a net deferred tax liability of $211 million with a $153 million valuation allowance related to state and foreign gross deferred tax assets. We have a gross deferred tax asset of $1,156 million related to net operating loss carryforwards of $3,303 million as of December 31, 2009, which, if not used, will expire beginning in 2022.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in its foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as, the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2009, U.S. deferred income taxes were not provided on approximately $1,384 million of unremitted foreign income we considered permanently reinvested.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or IRS positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants and claims administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the consolidated financial statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenues:
Premiums	$6,019	$6,777	$6,330	$(758)	(11)%	$447	7%
Net investment income	3,033	3,730	4,135	(697)	(19)%	(405)	(10)%
Net investment gains (losses)	(1,041)	(1,709)	(332)	668	39%	(1,377)	NM (1)
Insurance and investment product fees and other	1,058	1,150	992	(92)	(8)%	158	16%

Total revenues	9,069	9,948	11,125	(879)	(9)%	(1,177)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	5,818	5,806	4,580	12	—%	1,226	27%
Interest credited	984	1,293	1,552	(309)	(24)%	(259)	(17)%
Acquisition and operating expenses, net of deferrals	1,884	2,160	2,075	(276)	(13)%	85	4%
Amortization of deferred acquisition costs and intangibles	782	884	831	(102)	(12)%	53	6%
Goodwill impairment	—	277	—	(277)	(100)%	277	NM (1)
Interest expense	393	470	481	(77)	(16)%	(11)	(2)%

Total benefits and expenses	9,861	10,890	9,519	(1,029)	(9)%	1,371	14%

Income (loss) from continuing operations before income taxes	(792)	(942)	1,606	150	16%	(2,548)	(159)%
Provision (benefit) for income taxes	(393)	(370)	452	(23)	(6)%	(822)	(182)%

Income (loss) from continuing operations	(399)	(572)	1,154	173	30%	(1,726)	(150)%
Income from discontinued operations, net of taxes	—	—	15	—	—%	(15)	(100)%
Gain on sale of discontinued operations, net of taxes	—	—	51	—	—%	(51)	(100)%

Net income (loss)	(399)	(572)	1,220	173	30%	(1,792)	(147)%
Less: net income attributable to noncontrolling interests	61	—	—	61	NM (1)	—	—%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220	$112	20%	$(1,792)	(147)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2009 compared to 2008

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment decreased $346 million primarily attributable to a $410 million decrease in our retirement income business and a $15 million decrease in our life insurance business, partially offset by a $79 million increase in our long-term care insurance business.

•

Our International segment decreased $289 million as a result of a $241 million decrease in our lifestyle protection insurance business and a $48 million decrease in our international mortgage insurance business. The year ended December 31, 2009 included a decrease of $181 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $104 million.

•	Corporate and Other activities decreased $19 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 4.4% for the year ended December 31, 2009 from 5.2% for the year ended December 31, 2008. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash and short-term investment balances to cover near term obligations and portfolio repositioning activities. Lower valuation marks on limited partnerships and a decrease in policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy also contributed to lower yields.

•

Net investment income for the year ended December 31, 2009 included a $160 million loss related to limited partnerships as compared to a $70 million loss for the year ended December 31, 2008 reflecting current year losses from limited partnerships accounted for under the equity method. In addition, net investment income for the year ended December 31, 2009 included $27 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $33 million for the year ended December 31, 2008.

•	The year ended December 31, 2009 included a decrease of $38 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $1,058 million of net other-than-temporary impairments in 2009 as compared to $2,131 million in 2008. Of total impairments, $515 million and $1,332 million related to residential mortgage-backed and asset-backed securities for the years ended December 31, 2009 and 2008, respectively. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $90 million in 2009 compared to $620 million in 2008. We also recorded $323 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains of $21 million related to derivatives in 2009. These gains were primarily related to $97 million of gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk and $60 million of gains from credit default swaps utilized to improve our diversification and portfolio yield. These gains were partially offset by $98 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $24 million of losses due to hedge ineffectiveness, $11 million of losses associated with inflation swaps related to hedges of securities with inflation adjusted yields and $3 million of other losses associated with non-qualifying hedges. Net investment gains related to derivatives of $611 million in 2008 were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position that were partially offset by the losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We recorded $29 million of gains related to the sale of available-for-sale securities in 2009 compared to $117 million of losses related to the sale of available-for-sale securities in 2008. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

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

•

Our Retirement and Protection segment decreased $54 million mainly driven by a $51 million decrease in our wealth management business and a decrease of $22 million in our retirement income business, partially offset by a $19 million increase in our life insurance business.

•	Our U.S. Mortgage Insurance segment decreased $20 million.

•	Corporate and Other activities decreased $19 million.

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

•

Our Retirement and Protection segment decreased $315 million attributable to a decrease of $406 million in our retirement income business and a decrease of $5 million in our life insurance business, partially offset by an increase of $96 million in our long-term care insurance business.

•

Our International segment increased $161 million driven by an $84 million increase in our international mortgage insurance business and a $77 million increase in our lifestyle protection insurance business. The year ended December 31, 2009 included a decrease of $81 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $171 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $24 million principally related to our retirement income business.

•	Corporate and Other activities decreased $285 million.

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

•

Our Retirement and Protection segment decreased $47 million from a decrease of $31 million in our wealth management business, a decrease of $24 million in our retirement income business and a decrease of $12 million in our life insurance business. These decreases were partially offset by an increase of $20 million in our long-term care insurance business.

•

Our International segment decreased $212 million attributable to a $162 million decrease in our lifestyle protection insurance business and a $50 million decrease in our international mortgage insurance business. The year ended December 31, 2009 included a decrease of $60 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $6 million.

•	Corporate and Other activities decreased $11 million.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our Retirement and Protection segment increased $31 million primarily due to an increase of $40 million in our long-term care insurance business and an increase of $29 million in our retirement income business, partially offset by a decrease of $39 million in our life insurance business.

•

Our International segment decreased $77 million from an $82 million decrease in our lifestyle protection insurance business that was partially offset by a $5 million increase in our international mortgage insurance business. The year ended December 31, 2009 included a decrease of $27 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $58 million.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units.

•	Our Retirement and Protection segment decreased $243 million from a decrease in our retirement income business.

•	Our U.S. Mortgage Insurance segment decreased $22 million.

•	Corporate and Other activities decreased $12 million.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $75 million primarily related to our life insurance business.

•

Our International segment increased $11 million primarily related to our lifestyle protection insurance business. The year ended December 31, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $13 million.

Provision (benefit) for income taxes. The effective tax rate increased to 49.6% for the year ended December 31, 2009 from 39.3% for the year ended December 31, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in 2008. The year ended December 31, 2009 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The year ended December 31, 2009 included an increase of $4 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. The decrease in the net loss available to Genworth Financial, Inc.’s common stockholders was largely the result of higher investment and goodwill impairments recorded in 2008. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders was a decrease of $33 million, net of taxes, attributable to changes in foreign exchange rates.

2008 compared to 2007

Premiums

•

Our Retirement and Protection segment increased $165 million primarily attributable to a $132 million increase in our long-term care insurance business, a $28 million increase in our life insurance business and a $6 million increase in our retirement income business.

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

Net investment income

•

Weighted-average investment yields decreased to 5.2% for the year ended December 31, 2008 from 5.9% for the year ended December 31, 2007. The decrease in weighted-average investment yields was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash and short-term investment balances to cover near term obligations and portfolio repositioning activities, as well as lower valuation marks on limited partnerships.

•

Net investment income for the year ended December 31, 2008 included a $70 million loss related to limited partnerships as compared to a $44 million gain for the year ended December 31, 2007 reflecting current year losses from limited partnerships accounted for under the equity method. In addition, net investment income for the year ended December 31, 2008 included $33 million of investment income related to bond calls and commercial mortgage loan prepayments as compared to $59 million for the year ended December 31, 2007.

•	The year ended December 31, 2008 included an increase of $6 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We incurred $1,670 million of credit and/or cash flow related impairments and $461 million related to a change in intent to hold securities to recovery during the year ended December 31, 2008. Of total impairments, $785 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $404 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change in intent to hold securities to recovery. We also had $382 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

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

Insurance and investment product fees and other

•	Our Retirement and Protection segment increased $11 million driven by an increase in our retirement income business.

•

Our International segment decreased $4 million primarily due to our international mortgage insurance business. The year ended December 31, 2008 included an increase of $4 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $10 million.

•	Corporate and Other activities increased $161 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $262 million attributable to an increase of $132 million in our long-term care insurance business, an increase of $83 million in our retirement income business and an increase of $47 million in our life insurance business.

•

Our International segment increased $161 million driven by a $124 million increase in our international mortgage insurance business and a $37 million increase in our lifestyle protection insurance business. The year ended December 31, 2008 included an increase of $14 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $800 million.

Interest credited

•	Our Retirement and Protection segment decreased $34 million primarily related to our retirement income business.

•	Corporate and Other activities decreased $225 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $54 million from an increase of $30 million in our retirement income business, an increase of $20 million in our life insurance business and an increase of $8 million in our long-term care insurance business. These increases were partially offset by a decrease of $4 million in our wealth management business.

•

Our International segment increased $31 million attributable to a $5 million increase in our international mortgage insurance business and a $26 million increase in our lifestyle protection insurance business. The year ended December 31, 2008 included an increase of $14 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $7 million.

•	Corporate and Other activities decreased $7 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $15 million primarily due to an increase of $12 million in our long-term care insurance business and an increase of $6 million in our life insurance business, partially offset by a decrease of $4 million in our retirement income business.

•

Our International segment decreased $4 million from a $23 million increase in our international mortgage insurance business which was more than offset by a $27 million decrease in our lifestyle protection insurance business.

•	Our U.S. Mortgage Insurance segment increased $47 million.

•	Corporate and Other activities decreased $5 million.

Goodwill impairment

•	Our Retirement and Protection segment increased $243 million from an increase in our retirement income business.

•	Our U.S. Mortgage Insurance segment increased $22 million.

•	Corporate and Other activities increased $12 million.

Interest expense

•	Our Retirement and Protection segment decreased $39 million primarily related to our life insurance business.

•	Our International segment increased $12 million primarily related to our lifestyle protection insurance business.

•	Corporate and Other activities increased $16 million.

Provision (benefit) for income taxes. The effective tax rate increased to 39.3% for the year ended December 31, 2008 from 28.1% for the year ended December 31, 2007. This increase in the effective tax rate was attributable to a pre-tax loss in the current year and the recognition of tax benefits on that loss and an increase in lower taxed foreign income. This was partially offset by the impairment of non-deductible goodwill and a lower favorable examination benefit in the current year. The year ended December 31, 2008 included an increase of $3 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. The net loss available to Genworth Financial, Inc.’s common stockholders was largely the result of investment and goodwill impairments recorded during 2008 and losses incurred in our U.S. Mortgage Insurance segment. For a discussion of our Retirement and Protection, U.S. Mortgage Insurance and International segments and Corporate and Other, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders was an increase of $20 million, net of taxes, attributable to changes in foreign exchange rates.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2009	2008	2007
Income (loss) from continuing operations per common share:
Basic	$(0.88)	$(1.32)	$2.62

Diluted	$(0.88)	$(1.32)	$2.58

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.02)	$(1.32)	$2.77

Diluted	$(1.02)	$(1.32)	$2.73

Weighted-average common shares outstanding:
Basic	451.1	433.2	439.7

Diluted (1)	451.1	433.2	447.6

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for December 31, 2009 and 2008, the inclusion of 1.9 million and 1.7 million, respectively, of shares for stock options, RSUs and SARs would have been antidilutive to the calculation. If we had not incurred a net loss for 2009 and 2008, dilutive potential common shares would have been 453.0 million and 434.9 million, respectively.

Weighted-average shares outstanding increased reflecting a public offering of 55.2 million shares of our Class A Common Stock in the third quarter of 2009. The balance also reflects repurchases of 38.2 million shares from January 2007 through the first quarter of 2008. In May 2007, we repurchased 16.5 million shares of our common stock under an accelerated share repurchase transaction with a broker/dealer counterparty. Also in May 2007, our Equity Unit holders purchased 25.5 million of newly issued shares of our Class A Common Stock pursuant to the stock purchase contract component of the Equity Units; therefore, the stock purchase contracts underlying Equity Units were only dilutive through May 2007. Diluted weighted-average shares outstanding for 2007 reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

See note 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of the exchange offer completed in August 2009 and note 3 for a discussion of the equity offering in September 2009.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies. See note 20 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

In December 2009, we began reporting our institutional and corporate-owned life insurance products, previously included in our Retirement and Protection segment, in Corporate and Other activities, as they were deemed non-strategic. The corporate-owned life insurance product was previously included in our long-term care insurance business in our Retirement and Protection segment. All prior period amounts have been re-presented. In January 2009, we also began reporting our equity access business in our long-term care insurance business included in our Retirement and Protection segment. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans, and was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts have not been re-presented.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008			2008 vs. 2007
Revenues:
Premiums	$3,313	$3,659	$3,494	$(346)	(9	) %	$165	5%
Net investment income	2,256	2,453	2,628	(197)	(8)%		(175)	(7)%
Net investment gains (losses)	(777)	(705)	(156)	(72)	(10)%		(549)	NM (1)
Insurance and investment product fees and other	875	929	918	(54)	(6)%		11	1%

Total revenues	5,667	6,336	6,884	(669)	(11)%		(548)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,617	3,932	3,670	(315)	(8)%		262	7%
Interest credited	737	761	795	(24)	(3)%		(34)	(4)%
Acquisition and operating expenses, net of deferrals	881	928	874	(47)	(5)%		54	6%
Amortization of deferred acquisition costs and intangibles	461	430	415	31	7%		15	4%
Goodwill impairment	—	243	—	(243)	(100)%		243	NM (1)
Interest expense	97	172	211	(75)	(44)%		(39)	(18)%

Total benefits and expenses	5,793	6,466	5,965	(673)	(10)%		501	8%

Income (loss) from continuing operations before income taxes	(126)	(130)	919	4	3%		(1,049)	(114)%
Provision (benefit) for income taxes	(66)	15	290	(81)	NM	(1)	(275)	(95)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(60)	(145)	629	85	59%		(774)	(123)%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	484	360	95	124	34%		265	NM (1)
Expenses related to reorganization, net of taxes	—	12	—	(12)	(100)%		12	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$424	$227	$724	$197	87%		$(497)	(69)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$217	$264	$310	$(47)	(18)%	$(46)	(15)%
Long-term care insurance	171	166	158	5	3%	8	5%
Wealth management	28	43	44	(15)	(35)%	(1)	(2)%
Retirement income	8	(246)	212	254	103%	(458)	NM (1)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$424	$227	$724	$197	87%	$(497)	(69)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2009 compared to 2008

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $47 million primarily from lower net investment income, higher financing costs related to reinsurance and a favorable tax examination development in the prior year. These decreases were partially offset by a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in 2009 and lower interest expense from a decrease in average floating rates paid on our non-recourse funding obligations.

•

Our long-term care insurance business increased $5 million mainly related to growth of the in-force block, partially offset by a decrease in net investment income from lower yields and losses related to limited partnerships accounted for under the equity method.

•	Our wealth management business decreased $15 million from lower average assets under management from unfavorable market impacts in the second half of 2008 and the first quarter of 2009.

•

Our retirement income business increased $254 million. Results of our spread-based products increased $143 million primarily from a $185 million impairment related to goodwill in 2008, partially offset by the impact of lower net investment income, lower lapses and lower sales in 2009. Results of our fee-based products increased $111 million mainly attributable to a $53 million impairment related to goodwill in 2008 and improved market performance in 2009.

Revenues

Premiums

•	Our life insurance business decreased $15 million due to an increase in ceded reinsurance and lower production in 2009, partially offset by in-force growth of our term life insurance products.

•

Our long-term care insurance business increased $79 million mainly attributable to growth in the in-force block from new sales and renewal premiums and rate actions, partially offset by an unfavorable reinsurance adjustment of $16 million in 2009.

•	Our retirement income business decreased $410 million primarily attributable to lower life-contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business decreased $157 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in 2009 also included $27 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $84 million largely as a result of an increase in average invested assets due to growth in the in-force block. This increase was partially offset by lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in 2009 also included $12 million of higher losses related to limited partnerships accounted for under the equity method.

•

Our retirement income business decreased $122 million primarily as a result of limited partnership losses and lower yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. Net investment income in 2009 included $43 million of higher losses related to limited partnerships accounted for under the equity method.

Net investment gains (losses)

•

Net investment losses in our life insurance business decreased $183 million primarily related to lower impairments recorded in 2009 and an increase in net investment gains from the sale of investment securities in 2009 from portfolio repositioning.

•

Net investment losses in our long-term care insurance business increased $822 million. In 2009, our long-term care insurance business had net investment losses of $276 million primarily from impairments. In 2008, our long-term care insurance business had net investment gains of $546 million primarily attributable to gains related to our derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

Net investment losses in our retirement income business decreased $566 million. Net investment losses in our spread-based products decreased $409 million primarily attributable to lower impairments recorded in 2009. Our fee-based products had net investment gains of $78 million in 2009 primarily from gains related to embedded derivatives associated with our variable annuity products with GMWBs compared to losses of $79 million in 2008.

Insurance and investment product fees and other

•

Our life insurance business increased $19 million primarily due to higher cost of insurance charges, including a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in 2009.

•

Our wealth management business decreased $51 million primarily attributable to lower average assets under management from unfavorable market impacts in the second half of 2008 and the first quarter of 2009.

•

Our retirement income business decreased $22 million. Our fee-based products decreased $17 million mainly due to the unfavorable market impact in prior quarters on these products and lower municipal GIC advisory fees due to the termination of an agreement effective December 31, 2008. Our spread-based products decreased $5 million from lower surrender fees associated with lower lapses in 2009.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $5 million principally attributable to our universal life insurance products from prior year unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the prior year. Our term life insurance products remained relatively flat as lower production and higher ceded reinsurance in 2009 was offset by in-force growth. In addition, the prior year included an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies.

•

Our long-term care insurance business increased $96 million mainly attributable to the aging and growth of the in-force block and an increase in Medicare supplement claims, partially offset by higher terminations in 2009. The current year included a favorable reinsurance adjustment of $15 million. The prior year included favorable reserve adjustments of $41 million, of which $16 million was recorded in the fourth quarter of 2008 related to a valuation system conversion.

•

Our retirement income business decreased $406 million largely attributable to our life-contingent spread-based products driven by a decline in sales in 2009. Our fee-based products also decreased related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by improved market performance, partially offset by an increase in GMDB claims during 2009.

Interest credited. Interest credited decreased $24 million primarily related to our retirement income business principally from lower account values on fixed annuities and lower crediting rates on our spread-based products.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $12 million primarily from cost saving initiatives implemented in 2009, $5 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions that did not recur and higher ceded commissions related to new reinsurance treaties.

•

Our long-term care insurance business increased $20 million primarily due to growth in our in-force block. This was partially offset by cost saving initiatives implemented in 2009 and $4 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions that did not recur.

•

Our wealth management business decreased $31 million attributable to lower asset-based expenses as average assets under management declined from unfavorable market impacts in the second half of 2008 and the first quarter of 2009.

•

Our retirement income business decreased $24 million driven by a decrease in costs associated with a decline in sales of our spread-based products in 2009 and $8 million of non-operating expenses related to the plan for workforce reduction and other restructuring actions recorded in the fourth quarter of 2008 that did not recur. These decreases were partially offset by an increase in non-recoverable acquisition expenses mainly related to lower sales of our spread-based products in 2009.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $39 million primarily related to our universal life insurance products from a favorable adjustment in 2009 to estimated gross profits of $44 million and lower amortization of $5 million from a favorable unlocking related to estimated gross profit assumptions in 2009 as compared to 2008. These decreases were partially offset by increases in amortization related to our term life insurance products driven by growth of the in-force block and higher lapses in 2009.

•	Our long-term care insurance business increased $40 million due to growth of the in-force block and higher terminations in 2009.

•

Our retirement income business increased $29 million. Our spread-based products increased $16 million mainly from higher amortization of DAC attributable to lower net investment losses, partially offset by a decrease in amortization due to lower lapses and tighter spreads on these products. The current year included an unfavorable DAC unlocking of $8 million primarily related to spread assumptions compared to $19 million in the prior year due to increased future lapse assumptions resulting from a multi-year lapse study. Our fee-based products increased $13 million attributable to higher amortization of DAC from gains in 2009 related to embedded derivatives associated with our variable annuity products with GMWBs as compared to losses in 2008. The prior year also included a favorable unlocking of $11 million associated with lower lapse rate assumptions. Higher amortization related to loss recognition testing of $55 million in the fourth quarter of 2008 was offset by $54 million recorded in the first quarter of 2009.

Goodwill impairment. Our retirement income business decreased $243 million from impairment charges related to goodwill recorded in the fourth quarter of 2008, of which $185 million related to our spread-based products and $58 million related to our fee-based products.

Interest expense. Interest expense decreased $75 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate in 2009.

Provision (benefit) for income taxes. The effective tax rate increased to 52.4% for the year ended December 31, 2009 from (11.5)% for the year ended December 31, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in 2008, partially offset by changes in uncertain tax positions in 2009.

2008 compared to 2007

Net operating income

•

Our life insurance business decreased $46 million primarily from a decrease in net investment income, partially offset by lower interest expense reflecting the decline in the underlying index rate and growth in the term and universal life insurance in-force. The current year also included unfavorable reserve adjustments.

•

Our long-term care insurance business increased $8 million primarily attributable to growth in the in-force block and favorable adjustments in 2008. These increases were offset by lower investment yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities and negative valuation marks on limited partnership investments in 2008.

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

Revenues

Premiums

•

Our life insurance business increased $28 million mainly related to in-force growth of our term life insurance from new sales and renewal premiums. These increases were partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers.

•

Our long-term care insurance business increased $131 million mainly attributable to growth in the in-force block from new sales and renewal premiums. In addition, there was a $10 million decrease in 2007 related to the write-down of a premiums receivable resulting from the settlement of a reinsurance dispute that did not recur.

•

Our retirement income business increased $6 million primarily attributable to higher sales of life-contingent immediate annuities as these products have become more attractive in the current environment, as well as rate actions on certain immediate annuities. These increases were partially offset by the runoff of our life-contingent structured settlement annuities.

Net investment income

•

Our life insurance business decreased $91 million mainly due to lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Net investment income in 2008 included a $6 million loss related to limited partnerships as compared to a $19 million gain in 2007 reflecting current year losses from limited partnerships accounted for under the equity method. Additionally, we received less investment income from bond calls and commercial mortgage loan prepayments in 2008.

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

•

Our retirement income business decreased $114 million primarily as a result of lower investment yields and a decline in average invested assets in our spread-based products. Net investment income in 2008 included a $38 million loss related to limited partnerships as compared to a $20 million gain in 2007 reflecting current year losses from limited partnerships accounted for under the equity method. The lower investment yields were primarily a result of portfolio repositioning activities, as well as holding higher cash balances to cover near term obligations. Additionally, we received less investment income from bond calls and commercial mortgage loan prepayments in 2008.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Our life insurance business decreased $441 million primarily due to impairments recorded during 2008.

•

Our long-term care insurance business increased $560 million primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, partially offset by impairments recorded during 2008.

•

Our retirement income business decreased $666 million primarily due to impairments related to our spread-based products and from derivative losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

Insurance and investment product fees and other. Our retirement income business increased $10 million mainly related to our fee-based products from growth of our Income Distribution Series products where growth in account values was partially offset by reductions related to the severe market decline in 2008. This increase was partially offset by a reclassification in 2008 of embedded derivative costs related to our GMWB products previously reported in net investment gains (losses) and lower municipal GIC advisory fees. In addition, our spread-based products decreased from lower surrender fee income in 2008.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $47 million principally attributable to unfavorable reserve adjustments to reflect the underlying experience and a system implementation in 2008 related to our universal life insurance products with death or other benefit features and higher mortality in universal life insurance as compared to 2007. In addition, the increase was driven by growth of our term life insurance in-force block and an increase in reserves related to a policy valuation system input correction in a small block of term life insurance policies in 2008.

•

Our long-term care insurance business increased $132 million mainly as a result of the aging and growth of the in-force block. The current year included favorable reserve adjustments of $41million, of which $16 million was recorded in the fourth quarter of 2008 related to a valuation system conversion. The prior year included favorable reserve adjustments of $31 million, of which $24 million was recorded in the fourth quarter of 2007.

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

Interest credited. Our retirement income business decreased $36 million largely from lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as certain annuities reached the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business increased $20 million and included $5 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions. The remaining increase was primarily from higher expenses from growth of our in-force business.

•

Our long-term care insurance business increased $8 million and included $4 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions. The remaining increase was due to growth in our in-force business.

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

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $6 million driven by continued growth of insurance in-force, higher mortality, increased lapses and a policy valuation system input correction in a small block of term life insurance policies in 2008. These increases were offset by lower amortization of $15 million from a revision to estimated gross profit assumptions in our universal life insurance products in 2008 as compared to $7 million in 2007.

•

Our long-term care insurance business increased $12 million primarily due to growth in the in-force block, partially offset by the final purchase accounting adjustments related to the Continental Life acquisition in 2007 that accelerated amortization of PVFP.

•

Our retirement income business decreased $4 million. Amortization associated with our spread-based products decreased $93 million driven by lower DAC amortization from higher net investment losses, partially offset by an unfavorable DAC unlocking of $19 million in 2008 due to increased future lapse assumptions resulting from a multi-year lapse study. Amortization associated with our fee-based products increased $89 million primarily attributable to higher amortization from declines in the equity markets, including $55 million from loss recognition testing in 2008. This increase was partially offset by lower amortization from derivative losses related to our GMWB products and a favorable unlocking of $11 million in 2008 associated with lower lapse rate assumptions.

Goodwill impairment. Our retirement income business increased $243 million from impairment charges related to goodwill recorded in the fourth quarter of 2008, of which $185 million related to our spread-based products and $58 million related to our fee-based products.

Interest expense. Interest expense decreased $39 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate decreased to (11.5)% for the year ended December 31, 2008 from 31.6% for the year ended December 31, 2007. This decrease in the effective tax rate was primarily attributable to a pre-tax loss, the impairment of non-deductible goodwill and lower favorable examination developments on the loss in 2008.

Retirement and Protection selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Term life insurance
Net earned premiums	$936	$948	$919	$(12)	(1)%	$29	3%
Annualized first-year premiums	78	91	112	(13)	(14)%	(21)	(19)%
Life insurance in-force, net of reinsurance	473,367	480,641	464,411	(7,274)	(2)%	16,230	3%
Life insurance in-force before reinsurance	622,800	625,766	618,379	(2,966)	—%	7,387	1%

Universal and whole life insurance
Net earned premiums and deposits	$465	$545	$578	$(80)	(15)%	$(33)	(6)%
Universal life annualized first-year deposits	33	51	55	(18)	(35)%	(4)	(7)%
Universal life excess deposits	99	161	206	(62)	(39)%	(45)	(22)%
Life insurance in-force, net of reinsurance	43,915	43,889	42,181	26	—%	1,708	4%
Life insurance in-force before reinsurance	50,919	51,308	51,175	(389)	(1)%	133	—%

Total life insurance
Net earned premiums and deposits	$1,401	$1,493	$1,497	$(92)	(6)%	$(4)	—%
Annualized first-year premiums	78	91	112	(13)	(14)%	(21)	(19)%
Annualized first-year deposits	33	51	55	(18)	(35)%	(4)	(7)%
Excess deposits	99	161	206	(62)	(39)%	(45)	(22)%
Life insurance in-force, net of reinsurance	517,282	524,530	506,592	(7,248)	(1)%	17,938	4%
Life insurance in-force before reinsurance	673,719	677,074	669,554	(3,355)	—%	7,520	1%

2009 compared to 2008

Term life insurance

Net earned premiums decreased due to an increase in ceded reinsurance and lower production in 2009, partially offset by in-force growth. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on smaller face amounts.

Universal and whole life insurance

Annualized first-year deposits decreased as we maintained our focus on smaller face amounts. The in-force block was relatively flat as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

2008 compared to 2007

Term life insurance

Net earned premiums and insurance in-force increased mainly due to growth of the in-force business as annualized first-year premiums exceeded lapses. Annualized first-year premiums decreased as we maintained our pricing discipline and focus on smaller face amounts.

Universal and whole life insurance

Annualized first-year deposits decreased as the overall universal life insurance market has declined. We also maintained our pricing discipline and focus on smaller face amounts in 2008. The in-force block was relatively flat as the growth in universal life insurance was offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net earned premiums:
Long-term care	$1,910	$1,854	$1,735	$56	3%	$119	7%
Medicare supplement and other	296	273	261	23	8%	12	5%

Total	$2,206	$2,127	$1,996	$79	4%	$131	7%

Annualized first-year premiums and deposits	$207	$256	$232	$(49)	(19)%	$24	10%

2009 compared to 2008

Net earned premiums increased mainly attributable to growth in our in-force block from new sales and renewal premiums and rate actions, partially offset by an unfavorable reinsurance adjustment of $16 million in 2009.

The decrease in annualized first-year premiums and deposits was primarily attributable to a decrease in our individual long-term care insurance products as our sales in 2009 have been adversely impacted primarily by the general economic conditions and lower sales through our independent distribution channel. This decrease was partially offset by growth in our Medicare supplement insurance from new product offerings and distribution expansions.

2008 compared to 2007

Net earned premiums increased primarily due to growth in our individual long-term care insurance and Medicare supplement insurance in-force blocks from new sales.

The increase in annualized first-year premiums and deposits was primarily attributable to growth in our Medicare supplement insurance from the successful launch of a new product in 20 states.

Wealth management

The following table sets forth selected operating performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Assets under management, beginning of period	$15,447	$21,584	$17,293	$(6,137)	(28)%	$4,291	25%
Gross flows	4,778	4,892	6,610	(114)	(2)%	(1,718)	(26)%
Redemptions	(4,023)	(4,618)	(2,289)	595	13%	(2,329)	(102)%

Net flows	755	274	4,321	481	176%	(4,047)	(94)%
Market performance	2,663	(6,411)	(30)	9,074	142%	(6,381)	NM (1)

Assets under management, end of period	$18,865	$15,447	$21,584	$3,418	22%	$(6,137)	(28)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Wealth management results represent GFWM, Genworth Financial Advisors Corporation, Genworth Financial Trust Company and Quantuvis Consulting, Inc.

2009 compared to 2008

The increase in assets under management was primarily due to favorable equity market performance and positive net flows. Redemptions decreased from improved business performance and market conditions.

2008 compared to 2007

The decrease in these assets was primarily due to unfavorable equity market performance in the current year. Gross flows continue to outpace redemptions; however, given the current market conditions, redemptions increased significantly and gross flows slowed during the second half of 2008.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$5,234	$4,535	$2,402	$699	15%	$2,133	89%
Deposits	620	1,984	2,071	(1,364)	(69)%	(87)	(4)%
Surrenders, benefits and product charges	(449)	(467)	(302)	18	4%	(165)	(55)%

Net flows	171	1,517	1,769	(1,346)	(89)%	(252)	(14)%
Interest credited and investment performance	538	(818)	364	1,356	166%	(1,182)	NM (2)

Account value, net of reinsurance, end of period	$5,943	$5,234	$4,535	$709	14%	$699	15%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,756	$2,345	$1,780	$(589)	(25)%	$565	32%
Deposits	90	345	560	(255)	(74)%	(215)	(38)%
Surrenders, benefits and product charges	(229)	(259)	(195)	30	12%	(64)	(33)%

Net flows	(139)	86	365	(225)	NM (2)	(279)	(76)%
Interest credited and investment performance	399	(675)	200	1,074	159%	(875)	NM (2)

Account value, net of reinsurance, end of period	$2,016	$1,756	$2,345	$260	15%	$(589)	(25)%

Variable life insurance
Account value, beginning of period	$266	$403	$391	$(137)	(34)%	$12	3%
Deposits	13	17	24	(4)	(24)%	(7)	(29)%
Surrenders, benefits and product charges	(40)	(43)	(54)	3	7%	11	20%

Net flows	(27)	(26)	(30)	(1)	(4)%	4	13%
Interest credited and investment performance	59	(111)	42	170	153%	(153)	NM (2)

Account value, end of period	$298	$266	$403	$32	12%	$(137)	(34)%

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

2009 compared to 2008

Income Distribution Series

Account value related to our Income Distribution Series products increased from the prior year attributable to improved equity market performance and positive net flows.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from the prior year was principally the result of improved equity market performance, partially offset by surrenders outpacing sales.

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

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,996	$12,073	$13,972	$(77)	(1)%	$(1,899)	(14)%
Deposits	571	1,730	750	(1,159)	(67)%	980	131%
Surrenders, benefits and product charges	(1,565)	(2,233)	(3,113)	668	30%	880	28%

Net flows	(994)	(503)	(2,363)	(491)	(98)%	1,860	79%
Interest credited	407	426	464	(19)	(4)%	(38)	(8)%

Account value, net of reinsurance, end of period	$11,409	$11,996	$12,073	$(587)	(5)%	$(77)	(1)%

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,957	$6,668	$6,174	$289	4%	$494	8%
Premiums and deposits	400	989	971	(589)	(60)%	18	2%
Surrenders, benefits and product charges	(1,044)	(1,065)	(817)	21	2%	(248)	(30)%

Net flows	(644)	(76)	154	(568)	NM (1)	(230)	(149)%
Interest credited	362	365	340	(3)	(1)%	25	7%

Account value, net of reinsurance, end of period	$6,675	$6,957	$6,668	$(282)	(4)%	$289	4%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,106	$1,103	$1,011	$3	—%	$92	9%
Premiums and deposits	10	3	94	7	NM (1)	(91)	(97)%
Surrenders, benefits and product charges	(59)	(57)	(59)	(2)	(4)%	2	3%

Net flows	(49)	(54)	35	5	9%	(89)	NM (1)
Interest credited	58	57	57	1	2%	—	—%

Account value, net of reinsurance, end of period	$1,115	$1,106	$1,103	$9	1%	$3	—%

Total premiums from spread-based products	$154	$564	$558	$(410)	(73)%	$6	1%

Total deposits on spread-based products	$827	$2,158	$1,257	$(1,331)	(62)%	$901	72%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2009 compared to 2008

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits as initial bonus crediting rates have begun to enter their rate reset period resulting in lower crediting rates. Sales of this product have slowed significantly in 2009 given market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Single premium immediate annuities

In our single premium immediate annuities, the decrease in the account value was attributable to surrenders exceeding deposits and premiums as sales of this product have slowed significantly in 2009 given market conditions and as a result of company actions related to future risk, profitability and capital considerations.

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

International segment

Segment results of operations

The following table sets forth the results of operations relating to our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenues:
Premiums	$2,068	$2,357	$2,197	$(289)	(12)%	$160	7%
Net investment income	470	549	470	(79)	(14)%	79	17%
Net investment gains (losses)	(4)	(24)	(7)	20	83%	(17)	NM (1)
Insurance and investment product fees and other	26	25	29	1	4%	(4)	(14)%

Total revenues	2,560	2,907	2,689	(347)	(12)%	218	8%

Benefits and expenses:
Benefits and other changes in policy reserves	807	646	485	161	25%	161	33%
Acquisition and operating expenses, net of deferrals	819	1,031	1,000	(212)	(21)%	31	3%
Amortization of deferred acquisition costs and intangibles	282	359	363	(77)	(21)%	(4)	(1)%
Interest expense	51	40	28	11	28%	12	43%

Total benefits and expenses	1,959	2,076	1,876	(117)	(6)%	200	11%

Income from continuing operations before income taxes	601	831	813	(230)	(28)%	18	2%
Provision for income taxes	160	223	233	(63)	(28)%	(10)	(4)%

Net income	441	608	580	(167)	(27)%	28	5%
Less: net income attributable to noncontrolling interests	61	—	—	61	NM (1)	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	380	608	580	(228)	(38)%	28	5%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	5	16	5	(11)	(69)%	11	NM (1)
Expenses related to reorganization, net of taxes	—	9	—	(9)	(100)%	9	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$385	$633	$585	$(248)	(39)%	$48	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$329	$481	$455	$(152)	(32)%	$26	6%
Lifestyle protection insurance	56	152	130	(96)	(63)%	22	17%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$385	$633	$585	$(248)	(39)%	$48	8%

2009 compared to 2008

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The year ended December 31, 2009 included decreases of $36 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia as their large in-force books of business have seasoned in periods of higher unemployment. Additionally, the initial public offering of our Canadian mortgage insurance in July 2009 which reduced our ownership percentage to 57.5% resulted in lower net operating income of $59 million in 2009. These decreases were partially offset by an increase in premiums primarily driven by seasoning of our insurance in-force in Canada and Australia, as well as increased loss mitigation activities in Europe.

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the U.K. as a result of slowing economic conditions. In addition, premiums were lower from reduced levels of consumer lending, lower single premium sales in the U.K. related to new business regulations and a slowing economic environment. However, in the fourth quarter of 2009, net operating income available to Genworth Financial, Inc.’s common stockholders was $23 million as new claim registrations continued to decline and we completed various re-pricing actions.

Revenues

Premiums

•	Our international mortgage insurance business decreased $48 million and our lifestyle protection insurance business decreased $241 million.

•

The year ended December 31, 2009 included decreases of $72 million and $109 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the increase in our international mortgage insurance business was primarily related to seasoning of our in-force blocks of business in Canada and Australia and higher net premiums written in Australia. These increases were partially offset by rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. Premiums also included $32 million related to a release of unearned premiums as a result of a quarterly actuarial update to the Canadian, Australian and European premium recognition factors in 2009 as compared to $53 million in 2008.

•

The decrease in our lifestyle protection insurance business was primarily attributable to reduced levels of consumer lending, lower single premium sales related to new business regulations in the U.K. and a slowing economic environment, primarily in Spain, Italy and Portugal. There was also a decrease from our runoff block of business related to lower cancellations in the current market environment. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009.

Net investment income

•	Our international mortgage insurance business decreased $53 million and our lifestyle protection insurance business decreased $26 million.

•

The year ended December 31, 2009 included decreases of $23 million and $15 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The decrease in our international mortgage insurance business was a result of lower yields primarily from holding higher cash balances, partially offset by an increase in invested assets.

•

The decrease in our lifestyle protection insurance business was principally attributable to lower yields as a result of holding higher cash balances and a decrease related to our reinsurance arrangements accounted for under the deposit method. In 2009, these arrangements were in a loss position and were reflected in interest expense.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $84 million and our lifestyle protection insurance business increased $77 million.

•

The year ended December 31, 2009 included decreases of $37 million and $44 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily driven by higher losses in Canada and Australia as their large in-force books of business have seasoned in periods of higher unemployment giving rise to increased levels of losses. Losses in Europe declined primarily related to ongoing loss mitigation activities. This decrease was partially offset by increased losses, particularly in Spain and Italy, from higher delinquencies and seasoning of the books of business.

•

The increase in our lifestyle protection insurance business was largely a result of higher claims frequency and an increase in claim reserves, particularly in Spain and Ireland, as a result of increasing unemployment rates. This was partially offset by favorable reserve adjustments in 2009.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business decreased $50 million and our lifestyle protection insurance business decreased $162 million.

•

The year ended December 31, 2009 included decreases of $8 million and $52 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily a result of the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business and certain cost saving initiatives implemented in 2009. Additionally, in the fourth quarter of 2008, we recorded $6 million of non-operating expenses related to costs associated with the plan for workforce reduction and other restructuring actions that did not recur.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims, particularly in the U.K., and lower paid commissions related to a decline in new business. Additionally, in the fourth quarter of 2008, we recorded $7 million of non-operating expenses related to costs associated with the plan for workforce reduction and other restructuring actions that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $5 million and our lifestyle protection insurance business decreased $82 million.

•

The year ended December 31, 2009 included decreases of $5 million and $22 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of DAC from the seasoning of our insurance in-force.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff block of business.

Interest expense. The increase was primarily related to our lifestyle protection insurance business as a result of our reinsurance arrangements accounted for under the deposit method as these arrangements were in a loss position in 2009. The year ended December 31, 2009 included a decrease of $6 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

Provision for income taxes. The effective tax rate remained relatively flat at 26.6% for the year ended December 31, 2009 compared to 26.8% for the year ended December 31, 2008. The year ended December 31, 2009 also included a decrease of $14 million and an increase of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The year ended December 31, 2009 included an increase of $4 million attributable to changes in foreign exchange rates.

2008 compared to 2007

Net operating income available to Genworth Financial, Inc.’s common stockholders

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

•

The increase in our international mortgage insurance business was driven primarily by the seasoning of our in-force block of business, partially offset by rescissions related to loss mitigation activities primarily in Spain. Premiums included an increase of $53 million from the release of unearned premiums as a result of a periodic update to the Canadian, Australian and European premium recognition factors in 2008. In 2007, premiums included an increase of $45 million from the release of unearned premiums as a result of a periodic update to the European, Canadian and Australian premium recognition factors.

•

The increase in our lifestyle protection insurance business was largely a result of growth in Europe and new markets. Partially offsetting this increase was lower single premium sales as a result of pending anticipated clarifications of related new business regulations in the U.K. and a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums.

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

•

The increase in our international mortgage insurance business was primarily driven by growth of our insurance in-force and $6 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions. These increases were partially offset by a decrease in commissions in Europe as a result of lower sales from a declining market.

•

The increase in our lifestyle protection insurance business was largely due to $7 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions. An increase in paid commissions and operating expenses driven by growth of the business was offset by a decrease in profit commissions from lower volume as a result of higher claims frequency and a shift to a more single premium business.

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

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Primary insurance in-force	$498,700	$405,400	$477,800	$93,300	23%	$(72,400)	(15)%
Risk in-force	166,700	130,900	151,400	35,800	27%	(20,500)	(14)%
New insurance written	52,300	78,600	141,500	(26,300)	(33)%	(62,900)	(44)%
Net premiums written	698	983	1,564	(285)	(29)%	(581)	(37)%
Net earned premiums	927	975	852	(48)	(5)%	123	14%

2009 compared to 2008

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years ended December 31, 2009 and 2008, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written, partially offset by loss mitigation activities in Europe. Primary insurance in-force and risk in-force included increases of $89.6 billion and $31.0 billion, respectively, attributable to changes in foreign exchange rates as of December 31, 2009.

New insurance written

New insurance written decreased primarily as a result of slowing originations in Canada and Australia and lower account penetration in Canada primarily as a result of tightened underwriting, economic conditions and weaker consumer confidence. In addition, new insurance written declined in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The year ended December 31, 2009 included a decrease of $4.0 billion attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2009, our unearned premium reserves were $3.1 billion, including an increase of $521 attributable to changes in foreign exchange rates, compared to $2.8 billion as of December 31, 2008. Excluding the effects of foreign exchange, our unearned premium reserves decreased primarily related to the recognition of premiums earned in 2009, lower net written premiums in Canada and loss mitigation activities in Europe.

Net premiums written decreased primarily driven by a decline in new insurance written in Canada and Australia. The decrease was partially offset by an increase in average price in Australia. The year ended December 31, 2009 included a decrease of $58 million attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, net earned premiums increased primarily related to seasoning of our in-force blocks of business in Canada and Australia and higher net premiums written in Australia. These increases were partially offset by rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. Premiums also included $32 million related to a release of unearned premiums as a result of a quarterly actuarial update to the Canadian, Australian and European premium recognition factors in 2009 as compared to $53 million in 2008. The year ended December 31, 2009 included a decrease of $72 million attributable to changes in foreign exchange rates.

2008 compared to 2007

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years ended December 31, 2008 and 2007, this factor was 35%.

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

Net premiums earned increased primarily from the seasoning of our in-force block of business and growth, partially offset by rescissions related to loss mitigation activities in Spain. Premiums also included $53 million related to a release of unearned premiums as a result of a periodic update to the Canadian, Australian and European premium recognition factors in 2008 as compared to $45 million in 2007. The year ended December 31, 2008 included an increase of $8 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Loss ratio	50%	39%	30%	11%	9%
Expense ratio	35%	30%	17%	5%	13%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2009 compared to 2008

The increase in the loss ratio was primarily driven by higher losses in Canada and Australia as their large in-force books of business have seasoned in periods of higher unemployment giving rise to increased levels of losses. Losses in Europe declined primarily related to ongoing loss mitigation activities. This decrease was partially offset by increased losses, particularly in Spain and Italy, from higher delinquencies and seasoning of the books of business.

The increase in the expense ratio was primarily attributable to a decrease in net premiums written in Canada.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2009	2008	2007
Loan-to-value ratio:
95.01% and above	$40,177	$29,578	$30,270
90.01% to 95.00%	38,488	29,370	33,894
80.01% to 90.00%	36,265	28,192	32,965
80.00% and below	51,788	43,760	54,268

Total	$166,718	$130,900	$151,397

Loan type (1):
Fixed rate mortgage	$3,368	$2,956	$3,062
Adjustable rate mortgage	163,350	127,944	148,335

Total	$166,718	$130,900	$151,397

Mortgage term:
15 years and under	$76,684	$61,484	$65,096
More than 15 years	90,034	69,416	86,301

Total	$166,718	$130,900	$151,397

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Excluding the effects of foreign exchange, risk in-force in all loan-to-value categories above 80.00% increased as a result of growth in our flow new insurance written. These increases were partially offset by rescissions and other terminations related to loss mitigation activities in Europe. The increase in the highest loan-to-value category was driven by continued mortgage market movement towards high loan-to-value mortgages. The decrease in the 80.00% and below category was primarily attributable to reduced sales of our flow insurance products in Australia and reduced sales of our bulk insurance products in Australia and Canada. Risk in-force included an increase of $31.0 billion attributable to changes in foreign exchange rates as of December 31, 2009.

Delinquent loans and claims

Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency no later than 30 days after the borrower has been in default by three monthly payments. We generally consider a loan to be delinquent and establish reserves if the borrower has failed to make a required mortgage payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of December 31:

	2009	2008	2007
Primary insurance:
Insured loans in-force	2,911,605	2,899,397	2,789,750
Delinquent loans (1)	22,821	19,791	15,160
Percentage of delinquent loans (delinquency rate) (1)	0.78%	0.68%	0.54%

Flow loans in-force	2,418,144	2,362,077	2,263,132
Flow delinquent loans (1)	19,652	17,841	14,182
Percentage of flow delinquent loans (delinquency rate) (1)	0.81%	0.76%	0.63%

Bulk loans in-force	493,461	537,320	526,618
Bulk delinquent loans (2)	3,169	1,950	978
Percentage of bulk delinquent loans (delinquency rate)	0.64%	0.36%	0.19%

(1)

The amounts previously presented in our 2008 Annual Report on Form 10-K have been revised for 2008 and 2007 to include delinquencies associated with a lender captive reinsured by us in Australia that had previously been excluded. There was no impact on reserves or losses as these items had previously been included in reported amounts.

(2)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,154, 1,431 and 646 as of December 31, 2009, 2008 and 2007, respectively.

Flow loans in-force increased as a result of our continued growth in Australia and Canada, partially offset by our loss mitigation efforts in Europe. Bulk loans in-force decreased primarily driven by our loss mitigation activities in Europe and limited opportunities in the bulk market during 2009. Delinquent loans increased as our large in-force books of business have seasoned in a slowing economic environment and in periods of higher unemployment.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance and other related consumer protection insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$1,801	$2,438	$2,756	$(637)	(26)%	$(318)	(12)%
Mexico operations gross written premiums	50	83	78	(33)	(40)%	5	6%
Net earned premiums	1,141	1,382	1,345	(241)	(17)%	37	3%

2009 compared to 2008

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the U.K., Spain and Ireland as a result of slowing economic conditions and new regulations in the U.K. resulting in lower single premium sales. The year ended December 31, 2009 included a decrease of $173 million attributable to changes in foreign exchange rates.

Net earned premiums

The decrease was primarily attributable to reduced levels of consumer lending, lower single premium sales related to new business regulations in the U.K. and a slowing economic environment, primarily in Spain, Italy and Portugal. There was also a decrease from our runoff block of business. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. The year ended December 31, 2009 included a decrease of $109 million attributable to changes in foreign exchange rates.

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

Net earned premiums

The increase in our lifestyle protection insurance business was largely a result of growth in Europe and new markets. Partially offsetting this increase was lower single premium sales as a result of pending anticipated clarifications of related new business regulations in the U.K. and a decrease from our runoff block of business. Additionally, reinsurance arrangements accounted for under the deposit method increased resulting in lower premiums. The year ended December 31, 2008 included an increase of $31 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenues:
Premiums	$636	$740	$615	$(104)	(14)%	$125	20%
Net investment income	134	142	147	(8)	(6)%	(5)	(3)%
Net investment gains (losses)	49	(58)	6	107	184%	(64)	NM (1)
Insurance and investment product fees and other	7	27	37	(20)	(74)%	(10)	(27)%

Total revenues	826	851	805	(25)	(3)%	46	6%

Benefits and expenses:
Benefits and other changes in policy reserves	1,392	1,221	421	171	14%	800	190%
Acquisition and operating expenses, net of deferrals	132	138	131	(6)	(4)%	7	5%
Amortization of deferred acquisition costs and intangibles	22	80	33	(58)	(73)%	47	142%
Goodwill impairment	—	22	—	(22)	(100)%	22	NM (1)

Total benefits and expenses	1,546	1,461	585	85	6%	876	150%

Income (loss) from continuing operations before income taxes	(720)	(610)	220	(110)	(18)%	(830)	NM (1)
Provision (benefit) for income taxes	(293)	(242)	49	(51)	(21)%	(291)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(427)	(368)	171	(59)	(16)%	(539)	NM (1)
Adjustment to net income (loss) to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(32)	38	(4)	(70)	(184)%	42	NM (1)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(459)	$(330)	$167	$(129)	(39)%	$(497)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2009 compared to 2008

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly attributable to significant incurred losses driven by higher delinquencies during 2009 and the settlement of arbitration proceedings with a lender regarding certain bulk transactions in 2009 for $62 million, net of taxes. Additionally, we had lower lender captive reinsurance benefits in the current year. The increase was partially offset by increasing loss mitigation activities in 2009 and a write-down and acceleration of DAC and an impairment charge related to goodwill in the prior year that did not recur.

Revenues

Premiums decreased primarily driven by refunds related to policy coverage rescission activity and lower new insurance written as a result of lower mortgage insurance market penetration, despite an increase in the second half of 2009. Our flow persistency was 84% for the year ended December 31, 2009 compared to 85% in the prior year.

Net investment income decreased primarily from lower investment yields as a result of holding higher cash balances, partially offset by higher average invested assets.

Net investment gains in 2009 were as a result of gains on sales of investments from portfolio repositioning activities. Net investment losses in 2008 were as a result of impairments recorded.

Insurance and investment product fees and other income decreased primarily from the cancellation in 2009 of our capital maintenance agreement with our European international mortgage insurance business and lower contract underwriting fees as a result of lower originations from tighter mortgage insurance guidelines and a weak housing market.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in net paid claims of $501 million and a decrease in change in reserves of $330 million. This included a settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 of $95 million, consisting of net paid claims of $203 million and a decrease in reserves of $108 million. Excluding the settlement, the increase in incurred losses continued to be driven by higher delinquencies across all of our products from further weakening in home prices combined with an increase in unemployment, as well as continued deterioration of the underlying cure rates associated with certain delinquencies. The increase in paid claims was also attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset in part by our loss mitigation efforts and policy coverage rescissions. Benefits and other changes in reserves included a reinsurance credit under certain of our captive reinsurance arrangements of $275 million and $504 million for the years ended December 31, 2009 and 2008, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written as a result of the current economic recession and cost saving initiatives implemented in 2009. These decreases were offset by increased costs in 2009 associated with loss mitigation activities and additional legal expenses from the settlement reached in the third quarter of 2009.

Amortization of deferred acquisition costs and intangibles decreased primarily attributable to a lower average DAC balance in 2009 from a decrease in production as a result of the current economic recession and a $30 million write-down of DAC and a $14 million acceleration of amortization of DAC in 2008 that did not recur. We also recorded an impairment charge of $22 million related to goodwill in 2008.

The effective tax rate increased to 40.7% for the year ended December 31, 2009 from 39.7% for the year ended December 31, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in 2008.

2008 compared to 2007

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The net operating loss was mainly a result of a significant increase in incurred losses which was partially offset by reinsurance credit under our lender captive reinsurance arrangements. The increase in reserves was attributable to higher delinquencies of underlying mortgage loans during 2008, as well as the rate at which those delinquencies progress to foreclosure, and higher paid claims. These losses were partially offset by an increase in premiums from the growth of our primary insurance in-force block and an income tax benefit for 2008. In addition, we had a write-down of DAC and an impairment charge related to goodwill in 2008.

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

Insurance and investment product fees and other decreased primarily related to lower contract underwriting fees as originations declined and a decrease in income from the capital maintenance agreement with our European international mortgage insurance business.

Benefits and expenses

Benefits and other changes in policy reserves increased due to higher incurred losses as a result of a $512 million net change in reserves and a $288 million increase in paid claims. The increase in reserves continued to be driven by higher delinquencies and foreclosures, as well as continued deterioration of the underlying cure rates associated with certain delinquencies offset in part by loss mitigation efforts, as well as policy coverage rescissions. There has been a continued increase in the number of delinquencies that progress to foreclosure, particularly in Florida, California, Arizona and Nevada resulting in a strengthening of reserves in our 2006 and 2007 books of business. This remains evident across all of our products, particularly our A minus, Alt-A, ARMs and certain 100% loan-to-value products. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts, particularly in the Southeast, South Central and Pacific regions. These increases were offset by a reinsurance credit of $504 million under certain of our captive reinsurance arrangements. We continued to experience an increase in delinquencies and associated reserves relating to adjustable rate loans in our bulk business, particularly from our 2005, 2006 and 2007 books of business.

Acquisition and operating expenses increased primarily as a result of business growth and included $1 million of non-operating expenses recorded in the fourth quarter of 2008 related to costs associated with the plan for workforce reduction and other restructuring actions.

Amortization of deferred acquisition costs and intangibles increased due to a $30 million write-down of DAC and a $14 million acceleration of amortization of DAC. We also recorded an impairment charge of $22 million related to goodwill in 2008.

The effective tax rate increased to 39.7% for the year ended December 31, 2008 from 22.3% for the year ended December 31, 2007. This increase in the effective tax rate was primarily attributable to the current year pre-tax loss and its proportion to tax-exempt investment income.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Primary insurance in-force	$145,100	$162,500	$157,600	$(17,400)	(11)%	$4,900	3%
Risk in-force	32,100	36,200	31,600	(4,100)	(11)%	4,600	15%
New insurance written	11,300	39,800	69,600	(28,500)	(72)%	(29,800)	(43)%
Net premiums written	625	793	647	(168)	(21)%	146	23%

2009 compared to 2008

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a decrease in flow new insurance written due to a tightening of domestic credit markets and lending guidelines negatively impacting mortgage originations. Risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 84% and 85% for the years ended December 31, 2009 and 2008, respectively.

New insurance written

New insurance written decreased primarily driven by tighter mortgage insurance guidelines and mortgage lender underwriting standards which have contributed to a decline in our mortgage insurance market share and penetration as a result of a weak housing market and limited mortgage credit liquidity, although we have experienced an increase in market share in the second half of 2009.

Net premiums written

Net premiums written decreased principally from lower new insurance written during 2009 as a result of the economic recession.

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

Net premiums written

Net premiums written increased principally from growth in primary insurance in-force and higher policy persistency.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Loss ratio	219%	165%	68%	54%	97%
Expense ratio	25%	30%	25%	(5)%	5%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, amortization of DAC and intangibles and goodwill impairment.

2009 compared to 2008

The increase in the loss ratio was primarily attributable to a $95 million settlement in 2009 with a lender regarding certain bulk transactions, as well as an increase in the number of delinquencies, including the aging of those delinquencies as they progress through a slowing foreclosure process and an increase in paid claims. This was a result of further weakening in home prices combined with an increase in unemployment. These increases were offset in part by loss mitigation efforts and policy coverage rescissions in 2009. Excluding the effect of the settlement, the loss ratio for the year ended December 31, 2009 would have been 204%.

The decrease in the expense ratio was primarily related to a decrease in amortization of DAC and intangibles as a result of a write-down and acceleration of DAC and an impairment charge related to goodwill in 2008 that did not recur, partially offset by a decrease in net premiums written. Excluding the effects of the write-down of DAC, goodwill impairment and the restructuring charge in 2008, the expense ratio would have been 22%.

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

The expense ratio increased as a result of an increase in amortization of DAC and intangibles as a result of a write-down of DAC and an impairment charge related to goodwill, partially offset by increased premiums written primarily from growth in primary insurance in-force and favorable policy persistency. Excluding the effects of the write-down of DAC, goodwill impairment and the restructuring charge in 2008, the expense ratio would have been 22%.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2009	2008	2007
Primary risk in-force lender concentration (by original applicant)	$31,722	$35,822	$31,178
Top 10 lenders	15,814	17,639	12,948
Top 20 lenders	18,540	21,140	16,781

Loan-to-value ratio:
95.01% and above	$7,962	$9,084	$8,845
90.01% to 95.00%	10,832	12,247	9,995
80.01% to 90.00%	12,245	13,691	11,078
80.00% and below	683	800	1,260

Total	$31,722	$35,822	$31,178

Loan grade:
Prime	$28,376	$31,838	$27,114
A minus and sub-prime	3,346	3,984	4,064

Total	$31,722	$35,822	$31,178

Loan type (1):
Fixed rate mortgage:
Flow	$30,196	$33,928	$28,616
Bulk	690	779	745
Adjustable rate mortgage:
Flow	755	1,022	1,201
Bulk	81	93	616

Total	$31,722	$35,822	$31,178

Type of documentation:
Alt-A (2):
Flow	$1,064	$1,359	$1,566
Bulk	244	324	337
Standard (3):
Flow	29,887	33,591	28,251
Bulk	527	548	1,024

Total	$31,722	$35,822	$31,178

Mortgage term:
15 years and under	$367	$428	$354
More than 15 years	31,355	35,394	30,824

Total	$31,722	$35,822	$31,178

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
(2)

Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected delinquency rate than standard documentation loans.

(3)

Standard includes loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected delinquency rates consistent with our standard portfolio.

Delinquent loans and claims

The claim process in our U.S. Mortgage Insurance segment is similar to the process we follow in our international mortgage insurance business except that in the U.S., the master policies generally require an insured to notify us of a delinquency no later than ten days after the borrower has been in default by three monthly payments. See “—International Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of December 31:

	2009	2008	2007
Primary insurance:
Insured loans in-force	890,730	990,357	963,218
Delinquent loans	122,279	83,377	40,959
Percentage of delinquent loans (delinquency rate)	13.73%	8.42%	4.25%

Flow loans in-force	753,370	846,645	769,481
Flow delinquent loans	107,495	72,166	35,489
Percentage of flow delinquent loans (delinquency rate)	14.27%	8.52%	4.61%

Bulk loans in-force	137,360	143,712	193,737
Bulk delinquent loans (1)	14,784	11,211	5,470
Percentage of bulk delinquent loans (delinquency rate)	10.76%	7.80%	2.82%

A minus and sub-prime loans in-force	89,678	104,845	109,262
A minus and sub-prime delinquent loans	29,238	23,047	12,863
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	32.60%	21.98%	11.77%

Pool insurance:
Insured loans in-force	20,370	21,940	19,081
Delinquent loans	781	568	428
Percentage of delinquent loans (delinquency rate)	3.83%	2.59%	2.24%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 11,319, 4,450 and 2,404 as of December 31, 2009, 2008 and 2007, respectively.

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

Primary insurance delinquency rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The two tables below set forth our primary delinquency rates for the various regions of the U.S. and the ten largest states by our risk in-force as of December 31, 2009. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2009	Delinquency rate as of December 31,
		2009	2008	2007
By Region:
Southeast (1)	23%	18.36%	11.73%	5.48%
South Central (2)	17	12.42%	7.27%	3.63%
Northeast (3)	13	11.60%	6.72%	3.99%
North Central (4)	11	12.20%	6.90%	3.71%
Pacific (5)	11	19.43%	10.77%	3.51%
Great Lakes (6)	9	10.20%	8.16%	5.60%
Plains (7)	6	8.29%	4.72%	2.87%
Mid-Atlantic (8)	5	13.08%	7.03%	3.23%
New England (9)	5	12.48%	7.03%	3.81%

Total	100%	13.73%	8.42%	4.25%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of December 31, 2009	Delinquency rate as of December 31,
		2009	2008	2007
By State:
Florida	8%	30.77%	20.94%	7.04%
Texas	7%	9.49%	6.25%	3.80%
New York	6%	9.42%	5.26%	3.18%
California	5%	21.87%	13.36%	4.24%
Illinois	5%	16.40%	8.92%	4.06%
Georgia	4%	17.62%	10.21%	5.91%
North Carolina	4%	11.73%	6.74%	4.16%
Pennsylvania	4%	11.13%	6.97%	4.73%
New Jersey	4%	17.35%	9.52%	4.51%
Ohio	3%	8.47%	7.37%	5.35%

The frequency of delinquencies may not correlate directly with the number of claims received because the rate at which delinquencies are cured is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether an uncured delinquency leads to a claim principally depends upon the borrower’s equity at the time of delinquency and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. When we receive notice of a delinquency, we use a proprietary model to determine whether a delinquent loan is a candidate for workout. When the model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

The following table sets forth the dispersion of our primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2009:

(Amounts in millions)	Average rate	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
1998 and prior	7.98%	$1,561	1.1%	$407	1.3%
1999	7.33%	610	0.4	156	0.5
2000	8.25%	379	0.3	95	0.3
2001	7.47%	1,426	1.0	359	1.1
2002	6.62%	3,413	2.4	826	2.6
2003	5.65%	13,686	9.4	2,306	7.3
2004	5.87%	7,965	5.5	1,771	5.6
2005	5.98%	12,480	8.6	3,148	9.9
2006	6.55%	19,250	13.2	4,137	13.0
2007	6.65%	41,225	28.4	8,921	28.1
2008	6.21%	32,555	22.4	7,987	25.2
2009	5.08%	10,550	7.3	1,609	5.1

Total portfolio	6.28%	$145,100	100.0%	$31,722	100.0%

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2007 and 2006 books, but we expect the pattern of claims frequency within our 2009 book to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2002 through December 31, 2006 represented 39% of our primary insurance in-force as of December 31, 2009. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2006, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. A minus and sub-prime loans represented 11% of our primary risk in-force as of December 31, 2009 and 2008.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2009 were $981 million, compared to $481 million and $193 million for the years ended December 31, 2008 and 2007, respectively. Pool insurance claims paid were $1 million or less for the years ended December 31, 2009, 2008 and 2007.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 108%, 105% and 99% for the years ended December 31, 2009, 2008 and 2007, respectively.

Corporate and Other

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenues:
Premiums	$2	$21	$24	$(19)	(90)%	$(3)	(13)%
Net investment income	173	586	890	(413)	(70)%	(304)	(34)%
Net investment gains (losses)	(309)	(922)	(175)	613	66%	(747)	NM (1)
Insurance and investment product fees and other	150	169	8	(19)	(11)%	161	NM (1)

Total revenues	16	(146)	747	162	111%	(893)	(120)%

Benefits and expenses:
Benefits and other changes in policy reserves	2	7	4	(5)	(71)%	3	75%
Interest credited	247	532	757	(285)	(54)%	(225)	(30)%
Acquisition and operating expenses, net of deferrals	52	63	70	(11)	(17)%	(7)	(10)%
Amortization of deferred acquisition costs and intangibles	17	15	20	2	13%	(5)	(25)%
Goodwill impairment	—	12	—	(12)	(100)%	12	NM (1)
Interest expense	245	258	242	(13)	(5)%	16	7%

Total benefits and expenses	563	887	1,093	(324)	(37)%	(206)	(19)%

Loss from continuing operations before income taxes	(547)	(1,033)	(346)	486	47%	(687)	(199)%
Benefit for income taxes	(194)	(366)	(120)	172	47%	(246)	NM (1)

Loss from continuing operations	(353)	(667)	(226)	314	47%	(441)	(195)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	201	602	109	(401)	(67)%	493	NM (1)
Expenses related to reorganization, net of taxes	—	4	14	(4)	(100)%	(10)	(71)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(152)	$(61)	$(103)	$(91)	(149)%	$42	41%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2009 compared to 2008

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was primarily from lower net investment income and the run-off of our non-core businesses. These decreases were partially offset by lower interest expense and a goodwill impairment recorded in 2008.

Revenues

Premiums decreased related to the runoff of our non-core businesses. Net investment losses decreased as a result of lower impairments recorded in 2009 and higher gains on the sale of investment securities in 2009.

Lower net investment income was primarily driven by lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. There was also a decrease in policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy and an $8 million increase in losses related to limited partnership investments accounted for under the equity method.

Insurance and investment product fees and other decreased primarily as a result of lower income from the early retirement of institutional contracts at a discount to contract values in 2009, partially offset by higher gains from our long-term debt repurchases in 2009.

Expenses

The decrease in interest credited was mainly attributable to the impact of lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities related to our institutional products. There was also a decrease as a result of a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

Acquisition and operating expenses decreased primarily from $7 million of non-operating expenses recorded in the fourth quarter of 2008 related to the plan for workforce reduction and other restructuring actions that did not recur and higher allocated expenses in 2009.

The decrease in the goodwill impairment charge of $12 million related to our institutional products from an impairment charge recorded in the third quarter of 2008.

The decrease in interest expense mainly related to the repayment of senior notes in May and June 2009 and repurchases of senior notes during 2009, partially offset by borrowings on our credit facilities that occurred in the fourth quarter of 2008 and the issuance of senior notes in the fourth quarter of 2009.

The effective tax rate remained relatively flat at 35.5% for the year ended December 31, 2009 as compared to 35.4% for the year ended December 31, 2008.

2008 compared to 2007

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss was primarily attributable to income from the early retirement of institutional contracts at a discount to contract values, a gain on the repurchase of debt and an increase in the income tax benefit. These increases were partially offset by lower net investment income and higher interest expense.

Revenues

Lower net investment income was a result of lower yields on floating rate investments and a decline in average invested assets. Lower yields were also a result of holding higher cash balances to cover near term obligations. Additionally, we had negative valuation marks on limited partnership investments and received less investment income from bond calls and commercial mortgage loan prepayments in 2008.

Net investment losses were primarily a result of impairments recorded in 2008.

The increase in insurance and investment product fees and other was mainly attributable to income from the early retirement of institutional contracts at a discount to contract values and a gain from the repurchase of senior notes in the fourth quarter of 2008.

Expenses

The decrease in interest credited was mainly attributable to the impact of lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities related to our institutional products. This decrease was partially offset by growth in the account value of our corporate-owned life insurance product.

The goodwill impairment charge related to our institutional products from an impairment charge recorded in the third quarter of 2008 of $12 million. The increase in interest expense was primarily due to an additional debt issuance in the second quarter of 2008.

The effective tax rate increased to 35.4% for the year ended December 31, 2008 from 34.7% for the year ended December 31, 2007 primarily attributable to changes in uncertain tax positions.

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

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	5.2%	$2,458	5.6%	$2,878	6.0%	$3,189	(0.4)%	$(420)	(0.4)%	$(311)
Fixed maturity securities—non-taxable	4.7%	107	4.6%	109	4.7%	102	0.1%	(2)	(0.1)%	7
Commercial mortgage loans	5.5%	432	6.1%	523	6.3%	548	(0.6)%	(91)	(0.2)%	(25)
Equity securities	7.0%	16	8.2%	29	14.5%	31	(1.2)%	(13)	(6.3)%	(2)
Other invested assets	(4.1)%	(82)	(0.1)%	(2)	10.6%	97	(4.0)%	(80)	(10.7)%	(99)
Policy loans	8.4%	143	9.2%	162	9.1%	144	(0.8)%	(19)	0.1%	18
Cash, cash equivalents and short-term investments	0.6%	49	2.5%	132	4.2%	119	(1.9)%	(83)	(1.7)%	13

Gross investment income before expenses and fees	4.5%	3,123	5.3%	3,831	6.0%	4,230	(0.8)%	(708)	(0.7)%	(399)
Expenses and fees	(0.1)%	(90)	(0.1)%	(101)	(0.1)%	(95)	—%	11	—%	(6)

Net investment income	4.4%	$3,033	5.2%	$3,730	5.9%	$4,135	(0.8)%	$(697)	(0.7)%	$(405)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The decrease in overall investment yield in 2009 was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash and short-term investment balances to cover near term obligations and portfolio repositioning activities. Lower valuation marks on limited partnerships and a decrease in policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy also contributed to lower yields. Net investment income for years ended December 31, 2009 and 2008 included $160 million and $70 million, respectively, of losses related to limited partnerships accounted for under the equity method. Bond calls and commercial mortgage loan prepayments were $27 million and $33 million for the years ended December 31, 2009 and 2008, respectively.

The decrease in overall investment yield in 2008 was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we held higher cash and short-term investment balances to cover near term obligations and portfolio repositioning strategies that resulted in reduced yields on our investment portfolio. Also contributing to decreased yields were lower valuation marks on limited partnership investments. Net investment income for year ended December 31, 2008 included $70 million of losses related to limited partnerships accounted for under the equity method as compared to $44 million of gains related to limited partnerships accounted for under the equity method for the year ended December 31, 2007. Bond calls and commercial mortgage loan prepayments were $33 million and $59 million for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Available-for-sale securities:
Realized gains on sale	$255	$133	$36
Realized losses on sale	(226)	(250)	(106)
Impairments:
Total other-than-temporary impairments	(1,499)	(2,131)	(229)
Portion of other-than-temporary impairments included in OCI	441	—	—

Net other-than-temporary impairments	(1,058)	(2,131)	(229)
Trading securities	22	(43)	(14)
Commercial mortgage loans	(28)	(2)	(11)
Derivative instruments	21	611	(9)
Other	(27)	(27)	1

Net investment gains (losses)	$(1,041)	$(1,709)	$(332)

2009 compared to 2008

•

We recorded $1,058 million of net other-than-temporary impairments in 2009 as compared to $2,131 million in 2008. Of total impairments, $515 million and $1,332 million related to residential mortgage-backed and asset-backed securities for the years ended December 31, 2009 and 2008, respectively. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $90 million in 2009 compared to $620 million in 2008. We also recorded $323 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains of $21 million related to derivatives in 2009. These gains were primarily related to $97 million of gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk and $60 million of gains from credit default swaps utilized to improve our diversification and portfolio yield. These gains were partially offset by $98 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $24 million of losses due to hedge ineffectiveness, $11 million of losses associated with inflation swaps related to hedges of securities with inflation adjusted yields and $3 million of other losses associated with non-qualifying hedges. Net investment gains related to derivatives of $611 million in 2008 were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, that were partially offset by the losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We recorded $29 million of gains related to the sale of available-for-sale securities in 2009 compared to $117 million of losses related to the sale of available-for-sale securities in 2008. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2009 and 2008 was $1,513 million from the sale of 328 securities and $2,285 million from the sale of 592 securities, respectively, which was approximately 88% and 93%, respectively, of book value. The loss on sales of securities in the year ended December 31, 2009 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that changed our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the year ended December 31, 2009, the average period of time those securities had been continuously in an unrealized position was approximately 11 months. The securities sold at a loss in 2009 included one in the financial services sector that was sold for a total loss of $49 million due to portfolio repositioning. Of the securities that were sold at a loss during 2008, the average period of time those securities had been continuously in an unrealized loss position was approximately seven months. The securities sold at a loss in 2008 included four in the financial services sector totaling $78 million. Given the significant unanticipated turmoil experienced in the financial services sector in the third quarter of 2008 and the U.S. government’s response, our strategy for these securities changed. All holdings in issuers of these securities that could not be sold in the third quarter of 2008 were written down as other-than-temporarily impaired in the third quarter of 2008 due to decline, and concerns about further declines, in value.

2008 compared to 2007

•

Net investment losses increased principally as a result of an increase in impairments. We incurred $1,670 million of credit and/or cash flow related impairments and $461 million related to a change in intent to hold securities to recovery. Of total impairments, $785 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $404 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change in intent to hold securities to recovery. We also had $382 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment gains from derivatives were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position which was partially offset by the losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk during 2008.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2008 and 2007 was $2,285 million from the sale of 592 securities and $4,638 million from the sale of 704 securities, respectively, which was approximately 93% and 97%, respectively, of book value and primarily driven by the higher interest rate environment, including widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that change our intent to hold specific securities and thus results in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during 2008, the average period of time those securities had been continuously in an unrealized loss position was approximately seven months. The securities sold at a loss in 2008 included four in the financial services sector totaling $78 million. Given the significant unanticipated turmoil experienced in the financial services sector in the third quarter of 2008 and the U.S. government’s response, our strategy for these securities changed. All holdings in issuers of these securities that could not be sold in the third quarter of 2008 were written down as other-than-temporarily impaired in the third quarter of 2008 due to decline, and concerns about further declines, in value. Of the securities that were sold at a loss in 2007, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2009		2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$37,158	54%	$32,297	47%
Private	12,594	19	10,574	16
Commercial mortgage loans	7,499	11	8,262	12
Other invested assets	4,702	7	7,411	11
Policy loans	1,403	2	1,834	3
Equity securities, available-for-sale	159	—	234	—
Cash and cash equivalents	5,002	7	7,328	11

Total cash, cash equivalents and invested assets	$68,517	100%	$67,940	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of December 31, 2009, approximately 16% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following tables set forth our investments that are measured at fair value on a recurring basis as of December 31:

	2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,602	$—	$2,586	$16
Tax-exempt	1,544	—	1,542	2
Government—non-U.S.	2,384	—	2,377	7
U.S. corporate	21,412	—	20,339	1,073
Corporate—non-U.S.	12,551	—	12,047	504
Residential mortgage-backed	3,227	—	1,746	1,481
Commercial mortgage-backed	3,617	—	59	3,558
Other asset-backed	2,415	—	996	1,419

Total fixed maturity securities	49,752	—	41,692	8,060

Equity securities	159	42	108	9

Other invested assets:
Trading securities	174	—	29	145
Derivative assets	946	—	836	110
Securities lending collateral	853	—	853	—
Derivatives counterparty collateral	148	—	148	—

Total other invested assets	2,121	—	1,866	255

Total investments	$52,032	$42	$43,666	$8,324

	2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$905	$—	$880	$25
Tax-exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Total investments	$47,744	$37	$36,029	$11,678

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

The following tables present additional information about investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$25	$—	$(38)	$23	$399	$(393)	$16	$—
Tax-exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	1	(3)	9	16	(47)	7	1
U.S. corporate	2,734	13	196	(203)	981	(2,648)	1,073	13
Corporate—non-U.S.	1,560	(11)	218	22	742	(2,027)	504	(28)
Residential mortgage-backed	1,957	(510)	523	(227)	995	(1,257)	1,481	(470)
Commercial mortgage-backed	3,219	(45)	440	(260)	1,219	(1,015)	3,558	(46)
Other asset-backed	1,034	(25)	349	(317)	1,309	(931)	1,419	(21)

Total fixed maturity securities	10,560	(577)	1,685	(948)	5,663	(8,323)	8,060	(551)

Equity securities	60	—	2	1	—	(54)	9	—

Other invested assets:
Trading securities	125	25	—	(26)	54	(33)	145	24
Derivative assets	933	(640)	—	(205)	22	—	110	(596)

Total other invested assets	1,058	(615)	—	(231)	76	(33)	255	(572)

Total Level 3 investments	$11,678	$(1,192)	$1,687	$(1,178)	$5,739	$(8,410)	$8,324	$(1,123)

	Beginning balance as of January 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,794	$(1,423)	$(1,899)	$(610)	$12,739	$(3,041)	$10,560	$(1,408)
Equity securities	30	(2)	—	3	32	(3)	60	(3)
Other invested assets (1)	319	781	—	(51)	37	(28)	1,058	592

Total Level 3 investments	$5,143	$(644)	$(1,899)	$(658)	$12,808	$(3,072)	$11,678	$(819)

(1)	Includes certain trading securities and derivative assets.

As included in the Level 3 tables above, the total fixed maturity securities classified as Level 3 measurements decreased by $2.5 billion for the year ended December 31, 2009. The decrease in fixed maturity securities classified as Level 3 was primarily due to an increase in the activity for certain securities causing these securities to no longer require Level 3 classification as a result of being illiquid. Sales of securities classified as Level 3 and the decrease in significance of non-observable inputs associated with private securities also contributed to the decrease. Partially offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 for the year ended December 31, 2009 but was not previously classified as Level 3. The change in classification primarily resulted from a change in observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

For the securities classified as Level 3 at the end of the period, the current market conditions for these securities have resulted in little or no trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other- than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,673	$25	$—	$(96)	$—	$2,602
Tax-exempt	1,606	42	—	(104)	—	1,544
Government—non-U.S.	2,310	96	—	(22)	—	2,384
U.S. corporate	21,598	628	3	(814)	(3)	21,412
Corporate—non-U.S.	12,530	366	11	(356)	—	12,551
Residential mortgage-backed	3,989	41	7	(484)	(326)	3,227
Commercial mortgage-backed	4,404	44	4	(738)	(97)	3,617
Other asset-backed	2,887	8	—	(466)	(14)	2,415

Total fixed maturity securities	51,997	1,250	25	(3,080)	(440)	49,752
Equity securities	139	23	—	(3)	—	159

Total available-for-sale securities	$52,136	$1,273	$25	$(3,083)	$(440)	$49,911

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$764	$141	$—	$905
Tax-exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

Fixed maturity securities increased $6.9 billion primarily as a result of lower unrealized losses primarily from an improvement in market performance and an increase in purchases of fixed maturity securities as we reinvested cash.

We allocate net unrealized investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net unrealized investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net unrealized investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment balance sheets, respectively. The majority of our unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $134 million and $308 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$61	$—	$(7)	$54
AA	102	—	(39)	63

Subtotal	163	—	(46)	117
A	118	—	(50)	68
BBB	41	—	(23)	18
BB	97	—	(49)	48
B	105	—	(50)	55
CCC and lower	271	2	(157)	116

Total sub-prime securities	$795	$2	$(375)	$422

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

Our sub-prime securities are principally backed by first lien mortgages. We do not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of December 31, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$131	$—	$—	$131
2005	138	—	—	138
2006	120	—	—	120
2007	33	—	—	33

Total sub-prime securities	$422	$—	$—	$422

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$54	$—	$(10)	$44
AA	47	—	(11)	36

Subtotal	101	—	(21)	80
A	64	—	(15)	49
BBB	66	—	(36)	30
BB	66	—	(35)	31
B	121	—	(62)	59
CCC and lower	235	2	(117)	120

Total Alt-A securities	$653	$2	$(286)	$369

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

As of December 31, 2009, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$104	$—	$—	$104
2005	149	—	—	149
2006	74	—	—	74
2007	42	—	—	42

Total Alt-A securities	$369	$—	$—	$369

Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased primarily as a result of principal payment activity coupled with widening spreads. Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2009 were primarily a result of widening spreads as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. As of December 31, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it was not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. Accordingly, we determined that the unrealized losses on these securities represented temporary impairments as of December 31, 2009.

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$2,829	$38	$(110)	$2,757
AA	508	—	(181)	327

Subtotal	3,337	38	(291)	3,084
A	416	1	(204)	213
BBB	261	5	(130)	136
BB	246	—	(125)	121
B	90	1	(53)	38
CCC and lower	54	3	(32)	25

Total commercial mortgage-backed securities	$4,404	$48	$(835)	$3,617

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$3,589	$44	$(668)	$2,965
AA	690	—	(350)	340

Subtotal	4,279	44	(1,018)	3,305
A	544	1	(285)	260
BBB	293	11	(156)	148
BB	63	—	(28)	35
B	14	—	(6)	8
CCC and lower	5	—	(3)	2

Total commercial mortgage-backed securities	$5,198	$56	$(1,496)	$3,758

As of December 31, 2009, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$2,171	$—	$9	$2,162
2005	459	—	—	459
2006	570	—	1	569
2007	397	—	29	368
2008	—	—	—	—
2009	20	—	20	—

Total commercial mortgage-backed securities	$3,617	$—	$59	$3,558

As of December 31, 2009, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$788	$—	$331	$457
2005	372	—	178	194
2006	884	—	409	475
2007	1,254	—	385	869
2008	387	—	387	—
2009	1,166	—	1,053	113

Total other mortgage-backed and asset-backed securities	$4,851	$—	$2,743	$2,108

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,759	$(95)	81	$6	$(1)	2
Tax-exempt	152	(6)	48	346	(98)	113
Government—non-U.S.	341	(3)	60	105	(19)	35
U.S. corporate	2,823	(81)	317	5,660	(736)	510
Corporate—non-U.S.	1,721	(55)	221	2,245	(301)	258
Residential mortgage-backed	941	(252)	256	1,012	(558)	348
Commercial mortgage-backed	714	(64)	81	1,720	(771)	345
Other asset-backed	329	(6)	43	1,727	(474)	183

Subtotal, fixed maturity securities	8,780	(562)	1,107	12,821	(2,958)	1,794
Equity securities	2	(1)	3	12	(2)	9

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

% Below cost—fixed maturity securities:
<20% Below cost	$8,437	$(245)	920	$9,699	$(762)	1,055
20-50% Below cost	267	(137)	91	2,637	(1,246)	455
>50% Below cost	76	(180)	96	485	(950)	284

Total fixed maturity securities	8,780	(562)	1,107	12,821	(2,958)	1,794

% Below cost—equity securities:
<20% Below cost	2	(1)	3	11	(1)	5
>50% Below cost	—	—	—	1	(1)	4

Total equity securities	2	(1)	3	12	(2)	9

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

Investment grade	$8,391	$(320)	891	$10,897	$(2,122)	1,390
Below investment grade	391	(243)	219	1,936	(838)	413

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

The investment securities in an unrealized loss position as of December 31, 2009 consisted of 2,913 securities and accounted for unrealized losses of $3,523 million. Of these unrealized losses of $3,523 million, 69% were investment grade (rated “AAA” through “BBB-”) and 29% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of December 31, 2009 was $440 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $186 million have been in an unrealized loss position for more than 12 months.

Of the unrealized losses of $3,523 million, $2,125 million were related to structured securities and $770 million were related to corporate securities in the finance and insurance sector. Of the remaining gross unrealized losses of $628 million, $222 million were related to U.S. government, agencies and government-sponsored enterprises, tax-exempt and government—non-U.S securities and $406 million was related to corporate securities that were spread evenly across all other sectors with no individual sector exceeding $63 million.

Of the $2,125 million unrealized losses in structured securities, 39% were in commercial mortgage-backed securities and 38% were in residential mortgage-backed securities with the remainder in other asset-backed securities. Approximately 59% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of December 31, 2009.

Of the $770 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of December 31, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of December 31, 2009, 743 securities were 20% or more below cost, of which 257 securities were also below investment grade (rated “BB+” and below) and accounted for unrealized losses of $729 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $96 million was recorded in OCI.

As of December 31, 2009, we expect to recover our amortized cost on the securities included in the chart above and we do not intend to sell, or it is not more likely than not that we will be required to sell, these securities prior to recovering our amortized cost.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. While we expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated cash flows, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2009
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,644	$5	1,039	2	49%
2005	1,607	—	320	—	63%
2006	1,521	15	290	4	70%
2007	1,458	76	203	3	80%
2008	295	—	61	—	77%
2009 (2)	16	—	518	—	—%

Total	$7,541	$96	2,431	9	63%

(1)	Represents loan-to-value as of December 31, 2009.
(2)	Loan balance represents reverse mortgage originations not sold as of December 31, 2009 and number of loans represents total reverse mortgage loan originations for 2009.

	2008
(Loan amounts in millions)	Total loan balance (1)	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (2)
Loan Year
2004 and prior	$3,037	$—	1,169	—	45%
2005	1,700	—	330	—	56%
2006	1,637	—	303	—	61%
2007	1,573	—	206	—	65%
2008	319	—	209	—	69%

Total	$8,266	$—	2,217	—	55%

(1)	Excludes $12 million of net premiums on commercial mortgage loans acquired from third parties.
(2)	Represents loan-to-value as of December 31, 2009.

We diversify our commercial mortgage loans by property type and geographic region, as well as year of origination. See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for our commercial mortgage loans.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2009	2008	2007
Balance as of January 1	$23	$26	$15
Provision	25	3	11
Release	—	(6)	—

Balance as of December 31	$48	$23	$26

The allowance for losses included reserve adjustments associated with commercial mortgage loans that were classified as held-for-sale in our commercial mortgage warehouse facility. The increase in the provision during 2009 was related to a change in reserving assumptions to reflect the current market environment. During 2008, we transferred the loans within the commercial mortgage warehouse facility to our general account and reclassified the loans as held-for-investment and, as a result, the lower of cost or market reserve was released.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2009		2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$1,590	34%	$1,119	15%
Derivatives	946	20	2,215	30
Securities lending collateral	853	18	1,469	20
Derivatives counterparty collateral	647	14	1,605	22
Limited partnerships	430	9	715	10
Trading securities	174	4	169	2
Other investments	62	1	119	1

Total other invested assets	$4,702	100%	$7,411	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Securities lending collateral decreased primarily from our decision to decrease the program size. Limited partnership investments decreased primarily from sales and unrealized depreciation and returned capital, partially offset by calls on outstanding commitments. The increase in short-term investments was related to additional purchases in 2009.

Derivatives

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2009	2008		2009	2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$72	$501	Other liabilities	$114	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	21	—
Foreign currency swaps	Other invested assets	101	120	Other liabilities	—	1

Total cash flow hedges		173	621		135	55

Fair value hedges:
Interest rate swaps	Other invested assets	132	231	Other liabilities	15	36
Foreign currency swaps	Other invested assets	24	46	Other liabilities	—	—

Total fair value hedges		156	277		15	36

Total derivatives designated as hedges		329	898		150	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	505	384	Other liabilities	59	95
Interest rate swaptions	Other invested assets	54	780	Other liabilities	67	60
Credit default swaps	Other invested assets	11	1	Other liabilities	3	27
Equity index options	Other invested assets	39	152	Other liabilities	2	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	8	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	(5)	18	Policyholder account balances (2)	175	878

Total derivatives not designated as hedges		612	1,335		306	1,060

Total derivatives		$941	$2,233		$456	$1,151

(1)	Represents the embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$5,990	$(512)	$9,479
Inflation indexed swaps	Notional	—	607	(231)	376
Foreign currency swaps	Notional	559	491	(559)	491

Total cash flow hedges		4,560	7,088	(1,302)	10,346

Fair value hedges:
Interest rate swaps	Notional	3,098	—	(732)	2,366
Foreign currency swaps	Notional	187	—	(102)	85

Total fair value hedges		3,285	—	(834)	2,451

Total derivatives designated as hedges		7,845	7,088	(2,136)	12,797

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	2,126	(2,112)	6,474
Interest rate swaptions	Notional	12,000	—	(6,900)	5,100
Credit default swaps	Notional	610	550	(70)	1,090
Financial futures	Notional	2,194	5,822	(2,194)	5,822
Inflation indexed swaps	Notional	—	128	(128)	—
Other foreign currency contracts	Notional	—	982	(461)	521

Total derivatives not designated as hedges		21,264	9,608	(11,865)	19,007

Total derivatives		$29,109	$16,696	$(14,001)	$31,804

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	December 31, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	639,000	(305,000)	866,000
GMWB embedded derivatives	Policies	43,677	5,344	(1,478)	47,543

The increase in the notional value of derivatives was primarily due to a $6.0 billion notional increase in qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products, a $3.6 billion notional increase in non-qualifying exchange-traded futures associated with our GMWB hedging strategy related to the downgrade in credit ratings in the second quarter of 2009 and a $0.5 billion notional increase in credit default swaps utilized to increase our diversification and portfolio yield. The increases were partially offset by a $7.0 billion notional decrease in swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position and a $1.1 billion notional decrease in interest rate swaps and exchange-traded equity futures associated with our GMWB hedging strategy.

Consolidated Balance Sheets

Total assets. Total assets increased $0.8 billion from $107.4 billion as of December 31, 2008 to $108.2 billion as of December 31, 2009.

•

Cash, cash equivalents and invested assets increased $0.6 billion primarily due to an increase of $6.9 billion in our fixed maturity securities portfolio resulting primarily from improved market performance and an increase in purchases of fixed maturity securities as we reinvested cash. Cash decreased $2.3 billion from the purchases of investments, the scheduled maturities and early retirement of institutional contracts and repayment of our senior notes and preferred stock, partially offset by proceeds from the initial public offering of our Canadian mortgage insurance business and our equity offering. Other invested assets decreased $2.7 billion primarily driven by a decrease in derivatives and derivatives counterparty collateral. Commercial mortgage loans decreased $0.8 billion as collections exceeded originations and policy loans decreased $0.4 billion primarily from the bankruptcy-related lapse of a large group corporate-owned life insurance policy.

•	The deferred tax asset decreased $0.9 billion primarily related to a decrease in unrealized investment losses.

•	Separate account assets increased $1.8 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $3.7 billion from $98.5 billion as of December 31, 2008 to $94.8 billion as of December 31, 2009.

•

Our policyholder-related liabilities decreased $4.1 billion largely attributable to scheduled maturities and early retirement of institutional contracts. These decreases were partially offset by an increase in reserves related to our U.S. mortgage insurance business as a result of delinquencies and growth in our long-term care insurance business.

•

Long-term borrowings decreased $0.6 billion primarily as a result of the repayment of principal of $660 million of our senior notes that matured in the second quarter of 2009. Additionally, during 2009, we repurchased principal of $207 million of our senior notes and $37 million of our preferred stock. These decreases were partially offset by the issuance of senior notes with an aggregate principal amount of $300 million in December 2009.

•	Separate account liabilities increased $1.8 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $4.5 billion from $8.9 billion as of December 31, 2008 to $13.4 billion as of December 31, 2009.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $0.5 billion for the year ended December 31, 2009.

•

Accumulated other comprehensive loss decreased $2.9 billion primarily attributable to a decrease of $2.6 billion in net unrealized investment losses from improved market performance during 2009. Also, during 2009, the U.S. dollar weakened against other currencies resulting in higher foreign currency translation adjustments.

•

Additional paid-in capital increased $0.6 billion primarily from the issuance of common stock in our equity offering in September 2009 which was partially offset by a loss on the initial public offering of our Canadian mortgage insurance business in July 2009.

•	Noncontrolling interests increased $1.1 billion related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Net cash from operating activities	$1,931	$5,443	$4,791
Net cash from investing activities	820	1,965	(1,880)
Net cash from financing activities	(5,309)	(2,913)	(2,295)

Net increase (decrease) in cash less foreign exchange effect	$(2,558)	$4,495	$616

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash flows from operating activities decreased in 2009 primarily as a result of the decrease in other liabilities and policy-related balances associated with the timing of settlements. We also had significant terminations of derivatives that resulted in higher cash inflows in 2008 that did not recur in 2009.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities decreased in 2009 as purchases of investments exceeded proceeds from maturities and sales of fixed maturity securities. In 2008, we were holding higher cash balances to cover near term obligations; however, in 2009, we began reinvesting this cash, including $1.5 billion in the fourth quarter of 2009.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. Cash from financing activities decreased in 2009 as redemptions of our investment contracts increased primarily from scheduled maturities and the early retirement of institutional contracts. Cash flows from financing activities in 2009 also included the repayment of principal of $660 million of our senior notes that matured in 2009, the repayment of $203 million of commercial paper, and the repurchase of principal of $207 million of our senior notes and $37 million of our preferred stock. Partially offsetting these decreases were net proceeds of $770 million from the initial public offering of Genworth Canada, $622 million of net proceeds from the public offering of our Class A Common Stock and net proceeds of $298 million from the issuance of our senior notes that mature in December 2016. There were no common stock repurchases or common stock dividends paid during 2009.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. We are currently fully indemnified against counterparty credit risk by the intermediary. As of December 31, 2009 and 2008, the fair value of securities loaned under the securities lending program was $0.9 billion and $1.4 billion, respectively, consisting of $0.6 billion and $1.0 billion, respectively, in the U.S. and $0.3 billion and $0.4 billion, respectively, in Canada. As of December 31, 2009 and 2008, the fair value of collateral held under the securities lending program was $0.9 billion and $1.5 billion, respectively, and the offsetting obligation to return collateral of $0.9 billion and $1.5 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $326 million and $459 million as of December 31, 2009 and 2008, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2009 and 2008, the fair value of securities pledged under the repurchase program was $2.1 billion and $0.9 billion, respectively, and the repurchase obligation of $2.1 billion and $0.8 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2009, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2010 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2010 at this level as they retain capital for growth and to meet capital requirements.

During the years ended December 31, 2009, 2008 and 2007, we received dividends from our subsidiaries of $904 million, $509 million and $895 million, respectively. Our holding companies received dividends from our domestic insurance subsidiaries of $50 million ($24 million of which were deemed “extraordinary”), $300 million (none of which were deemed “extraordinary”) and $750 million ($163 million of which were deemed “extraordinary”), respectively, during the years ended December 31, 2009, 2008 and 2007.

We provided capital support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $800 million as of December 31, 2009. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•

A capital support agreement of up to $300 million with one of our insurance subsidiaries domiciled in Bermuda to fund claims under an intercompany reinsurance agreement to support our life insurance business;

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

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company in November 2008, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2009.

In addition to capital support, we also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $145 million as of December 31, 2009. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the U.K. However, based on risk in-force as of December 31, 2009, we believe our mortgage insurance subsidiary located in the U.K. has sufficient reserves and capital to cover its policyholder obligations.

In connection with our IPO, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation was $351 million as of December 31, 2009.

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

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2009. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted-average price of $22.95. There were no repurchases during the remainder of 2008 or in 2009.

The following table sets forth our parent company only condensed cash flows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Net cash from operating activities	$855	$164	$895
Net cash from investing activities	(101)	(623)	225
Net cash from financing activities	(299)	962	(847)

Net increase in cash less foreign exchange effect	$455	$503	$273

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. The increase in cash from operating activities was primarily attributable to higher dividends received from our subsidiaries in 2009.

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. During 2009, we made $97 million of capital contributions to our subsidiaries as compared to $634 million in 2008. For the year ended December 31, 2009, there was no significant investing activity.

Cash flows from financing activities are affected by payments and proceeds from our borrowings, dividends paid to our stockholders and treasury stock purchases. For the year ended December 31, 2009, we repaid $660 million of our long-term debt that matured in 2009. Additionally, we repurchased $207 million in principal of our senior notes and $37 million of our preferred stock and we repaid $203 million of commercial paper during 2009. In 2009, we completed a public offering of our Class A Common Stock with net proceeds of $622 million and issued senior notes that mature in December 2016 for net proceeds of $298 million.

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

Our insurance subsidiaries have used cash flows from operations and investing activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees and dividends and distributions from their subsidiaries. The principal cash inflows from investing activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2009, our total cash, cash equivalents and invested assets were $68.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2009.

All of our life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations. However, in January 2010, our holding company contributed $200 million of capital to our U.S. life insurance companies in support of growth opportunities in our life and long-term care insurance businesses which further strengthened the life companies’ capital base and increased the reported 2009 year end statutory RBC ratio.

As of December 31, 2009, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates.

As of December 31, 2009, we had approximately $943 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to nine years. We did not experience any significant levels of early termination requests in 2009.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and, therefore, are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The fair value of those securities as of December 31, 2009 was $916 million.

In May 2009, due to ratings downgrades, one of our wholly-owned life insurance subsidiaries provided security in an aggregate amount of $462 million for the benefit of certain of its wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

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

We have two $1.0 billion five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month LIBOR plus margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to approximately $1.9 billion under these facilities. As of December 31, 2009, we had borrowings of $930 million under these facilities and we utilized an additional $407 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2009, we had an unused credit capacity under our revolving credit facilities of $523 million. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding AOCI.

During 2009, we repurchased principal of $128 million of our 5.65% senior notes that mature in June 2012, plus accrued interest, including $55 million in the fourth quarter of 2009. During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest, and we repaid the remaining principal of $331 million that matured in June 2009, plus accrued interest. We have no additional debt maturing until mid-2011. During the fourth quarter of 2009, we also repurchased $37 million of our preferred stock. The remainder of our preferred stock is mandatorily redeemable in June 2011.

In December 2009, we issued senior notes having an aggregate principal amount of $300 million, with an interest rate equal to 8.625% per year payable semi-annually, and maturing in December 2016 (“2016 Notes”). The 2016 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2016 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $298 million from the issuance of the 2016 Notes were used for general corporate purposes.

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

Additionally, during 2009, we completed several transactions to increase our liquidity and capital flexibility. We reduced sales of certain insurance products. In December 2008, we announced a plan to reduce costs by eliminating approximately 1,000 jobs globally which we completed in the first quarter of 2009 and implemented cost saving initiatives throughout the organization to reduce operating expenses. Additionally, we continued to utilize reinsurance arrangements throughout 2009 to provide some additional capital capacity to our insurance subsidiaries. We have also initiated a number of strategies to begin reinvesting the substantial cash balances we maintained through the recent uncertain market conditions to enhance investment yields with approximately $1.5 billion reinvested in the fourth quarter of 2009.

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements, as well as optimize our capital structure. In addition, we actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. However, we cannot predict with any certainty the impact to us from any further disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

We have obligations to third parties that we entered into in the ordinary course of our operations. These obligations, as of December 31, 2009, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
Borrowings and interest (1)	$9,881	$—	$948	$756	$8,177
Operating lease obligations	138	30	48	33	27
Other purchase liabilities (2)	155	92	53	7	3
Securities lending and repurchase obligations (3)	2,814	2,404	266	144	—
Limited partnership commitments (4)	194	81	52	36	25
Insurance liabilities (5)	75,288	6,036	7,098	5,167	56,987
Tax matters agreement (6)	461	37	94	88	242
Unrecognized tax benefits (7)	137	4	49	38	46

Total contractual obligations	$89,068	$8,684	$8,608	$6,269	$65,507

(1)

Includes payments of principal and interest on our short- and long-term borrowings, non-recourse funding obligations and dividend payments on our mandatorily redeemable Series A Preferred Stock, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake Insurance Company IV Limited, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years.

(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2010.
(4)	Includes amounts we are committed to fund interests in limited partnerships.
(5)

Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheets are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(6)

Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 14 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.

(7)

Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 14 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2009 and 2008 were $0.9 billion and $1.5 billion, respectively.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2009, 2008 and 2007. However, we recorded a $36 million impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

We have entered into credit support arrangements in connection with our securitization transactions. Pursuant to these arrangements, as of December 31, 2009, we provided limited recourse for a maximum of $117 million of credit losses. In 2009, we paid $1 million associated with one of these arrangements. The related securitization structure terminated in the fourth quarter of 2009 upon final payments made by the structure. As of December 31, 2009, we have not been required to make any payments under the credit support agreements for the two remaining arrangements. These agreements will remain in place throughout the life of the related entities.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. Mortgage Insurance segment, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in the first and second quarters of the calendar year and increase in the third and fourth quarters. As a result, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. However, as a result of the current downturn in the U.S. housing market, delinquencies were higher in the first and second quarters of 2009. In addition, while the U.S. housing market is beginning to show signs of stabilization, we may continue to see higher delinquencies in the first and second quarters of 2010 until the housing market returns to a more normal development pattern. See “—Business trends and conditions” for additional information related to our U.S. Mortgage Insurance segment.

In addition, incurred claims for our Medicare supplement insurance are seasonal in nature due to the timing of healthcare usage and payment of Medicare deductibles, which are both higher in the first half of the year.

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

Credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities, higher market expectations for defaults in commercial mortgage-backed securities and high levels of credit rating downgrades and government intervention in the financial sector of the corporate bond market during the second half of 2008 and the first quarter of 2009. Beginning in the second quarter of 2009, these conditions showed signs of improvement across most asset classes and that improvement continued in the second half of 2009. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In 2009, the currencies in our principal international locations (Canada, Australia and Europe) have strengthened against the U.S. dollar. This has resulted in higher levels of reported revenues, net income (loss), assets, liabilities and AOCI in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2009 and 2008 was $63.5 billion and $60.6 billion, respectively, of which 78% and 71%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification, asset allocation techniques and hedging strategies.

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the U.S. in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2009, 2008 and 2007, 160%, 116% and 43%, respectively, of our income from continuing operations, excluding net investment gains (losses), were generated by our international operations.

We use derivative instruments, such as interest rate and foreign currency swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign currency exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, foreign currency exchange rates and equity market prices.

Interest Rate Risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-income securities portfolio to decline by approximately $2.8 billion before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2009.

We performed a similar sensitivity analysis on our derivative portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $592 million based on our derivatives portfolio as of December 31, 2009. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $100 million based on our embedded derivative liabilities as of December 31, 2009.

The principal amount, weighted-average interest rate and fair value by maturity, of our variable rate non-recourse funding obligations were as follows as of December 31, 2009:

(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (2)
Maturity (1):
River Lake Insurance Company IV, 2028	$528	0.66%	$286
River Lake Insurance Company, 2033	1,070	1.52%	563
River Lake Insurance Company II, 2035	850	1.24%	438
River Lake Insurance Company III, 2036	680	1.71%	325
Rivermont Insurance Company I, 2050	315	2.33%	62

Total	$3,443	1.49%	$1,674

(1)	There are no maturities over the next five years.
(2)

The valuation methodology used is based on then current coupon, revalued based on the LIBOR rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2009, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our pre-tax results by approximately $70 million.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $58 million as of December 31, 2009. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $9 million based on our equity positions as of December 31, 2009.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $95 million based on our equity market derivatives as of December 31, 2009. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an increase in fair value of $76 million based on our embedded derivative liabilities as of December 31, 2009.

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

The following table sets forth derivative counterparty credit limits by credit rating as of December 31, 2009:

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments in 2009, and deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2010

Genworth Financial, Inc.

Consolidated Statements of Income

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues:
Premiums	$6,019	$6,777	$6,330
Net investment income	3,033	3,730	4,135
Net investment gains (losses)	(1,041)	(1,709)	(332)
Insurance and investment product fees and other	1,058	1,150	992

Total revenues	9,069	9,948	11,125

Benefits and expenses:
Benefits and other changes in policy reserves	5,818	5,806	4,580
Interest credited	984	1,293	1,552
Acquisition and operating expenses, net of deferrals	1,884	2,160	2,075
Amortization of deferred acquisition costs and intangibles	782	884	831
Goodwill impairment	—	277	—
Interest expense	393	470	481

Total benefits and expenses	9,861	10,890	9,519

Income (loss) from continuing operations before income taxes	(792)	(942)	1,606
Provision (benefit) for income taxes	(393)	(370)	452

Income (loss) from continuing operations	(399)	(572)	1,154
Income from discontinued operations, net of taxes	—	—	15
Gain on sale of discontinued operations, net of taxes	—	—	51

Net income (loss)	(399)	(572)	1,220
Less: net income attributable to noncontrolling interests	61	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220

Earnings (loss) from continuing operations per common share:
Basic	$(0.88)	$(1.32)	$2.62

Diluted	$(0.88)	$(1.32)	$2.58

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.02)	$(1.32)	$2.77

Diluted	$(1.02)	$(1.32)	$2.73

Weighted-average common shares outstanding:
Basic	451.1	433.2	439.7

Diluted	451.1	433.2	447.6

Supplemental disclosures:
Total other-than-temporary impairments	$(1,499)	$(2,131)	$(229)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	441	—	—

Net other-than-temporary impairments	(1,058)	(2,131)	(229)
Other investment gains (losses)	17	422	(103)

Total net investment gains (losses)	$(1,041)	$(1,709)	$(332)

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Balance Sheets

(Amounts in millions, except per share amounts)

	December 31,
	2009	2008
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$49,752	$42,871
Equity securities available-for-sale, at fair value	159	234
Commercial mortgage loans	7,499	8,262
Policy loans	1,403	1,834
Other invested assets	4,702	7,411

Total investments	63,515	60,612
Cash and cash equivalents	5,002	7,328
Accrued investment income	691	736
Deferred acquisition costs	7,341	7,786
Intangible assets	934	1,147
Goodwill	1,324	1,316
Reinsurance recoverable	17,332	17,212
Other assets	954	1,000
Deferred tax asset	92	1,037
Separate account assets	11,002	9,215

Total assets	$108,187	$107,389

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$29,469	$28,533
Policyholder account balances	28,470	34,702
Liability for policy and contract claims	6,567	5,322
Unearned premiums	4,714	4,734
Other liabilities	6,298	6,860
Non-recourse funding obligations	3,443	3,455
Short-term borrowings	930	1,133
Long-term borrowings	3,641	4,261
Deferred tax liability	303	248
Separate account liabilities	11,002	9,215

Total liabilities	94,837	98,463

Commitments and contingencies

Stockholders’ equity:
Class A Common Stock, $0.001 par value; 1.5 billion shares authorized; 577 million and 522 million shares issued as of December 31, 2009 and 2008, respectively; 489 million and 433 million shares outstanding as of December 31, 2009 and 2008, respectively	1	1
Additional paid-in capital	12,034	11,477

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,151)	(4,038)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(247)	—

Net unrealized investment gains (losses)	(1,398)	(4,038)

Derivatives qualifying as hedges	802	1,161
Foreign currency translation and other adjustments	432	(185)

Total accumulated other comprehensive income (loss)	(164)	(3,062)
Retained earnings	3,105	3,210
Treasury stock, at cost (88 million shares as of December 31, 2009 and 2008)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,276	8,926
Noncontrolling interests	1,074	—

Total stockholders’ equity	13,350	8,926

Total liabilities and stockholders’ equity	$108,187	$107,389

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926	$—	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6	—	6
Initial sale of subsidiary shares to noncontrolling interests	—	(85)	(60)	—	—	(145)	828	683
Additional sale of subsidiary shares to noncontrolling interests	—	(3)	(12)	—	—	(15)	99	84
Issuance of common stock	—	622	—	—	—	622	—	622
Comprehensive income (loss):
Net income (loss)	—	—	—	(460)	—	(460)	61	(399)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	2,997	—	—	2,997	17	3,014
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	14	—	—	14	—	14
Derivatives qualifying as hedges	—	—	(359)	—	—	(359)	—	(359)
Foreign currency translation and other adjustments	—	—	667	—	—	667	79	746

Total comprehensive income (loss)								3,016
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	23	—	—	—	23	—	23

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity—(Continued)

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	(572)	—	(572)
Net unrealized gains (losses) on investment securities	—	—	(3,512)	—	—	(3,512)
Derivatives qualifying as hedges	—	—	688	—	—	688
Foreign currency translation and other adjustments	—	—	(965)	—	—	(965)

Total comprehensive income (loss)						(4,361)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(131)	—	(131)
Stock-based compensation expense and exercises and other	—	16	—	—	—	16

Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2006	$—	$10,759	$1,157	$2,914	$(1,500)	$13,330

Cumulative effect of change in accounting, net of taxes	—	—	—	(54)	—	(54)
Comprehensive income (loss):
Net income (loss)	—	—	—	1,220	—	1,220
Net unrealized gains (losses) on investment securities	—	—	(961)	—	—	(961)
Derivatives qualifying as hedges	—	—	98	—	—	98
Foreign currency translation and other adjustments	—	—	433	—	—	433

Total comprehensive income (loss)						790
Issuance of common stock	1	600	—	—	—	601
Acquisition of treasury stock	—	—	—	—	(1,124)	(1,124)
Dividends to stockholders	—	—	—	(167)	—	(167)
Stock-based compensation	—	99	—	—	—	99
Other capital contributions	—	3	—	—	—	3

Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(399)	$(572)	$1,220
Less income from discontinued operations, net of taxes	—	—	(15)
Less gain on sale from discontinued operations, net of taxes	—	—	(51)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	84	58	(29)
Net investment losses (gains)	1,041	1,709	332
Charges assessed to policyholders	(442)	(409)	(397)
Acquisition costs deferred	(707)	(1,191)	(1,408)
Amortization of deferred acquisition costs and intangibles	782	884	831
Goodwill impairment	—	277	—
Deferred income taxes	(476)	(430)	252
Gain on sale of subsidiary	(4)	—	—
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(59)	1,302	(312)
Stock-based compensation expense	26	23	41
Change in certain assets and liabilities:
Accrued investment income and other assets	(90)	52	(65)
Insurance reserves	2,763	3,034	3,361
Current tax liabilities	(119)	(138)	141
Other liabilities and other policy-related balances	(469)	844	865
Cash from operating activities—discontinued operations	—	—	25

Net cash from operating activities	1,931	5,443	4,791

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,105	4,787	5,777
Commercial mortgage loans	710	857	1,156
Proceeds from sales of investments:
Fixed maturity and equity securities	5,808	4,940	8,224
Purchases and originations of investments:
Fixed maturity and equity securities	(9,869)	(6,977)	(15,263)
Commercial mortgage loans	—	(211)	(1,631)
Other invested assets, net	(314)	(1,226)	(567)
Policy loans, net	431	(183)	(162)
Net cash transferred related to the sale of a subsidiary	(51)	—	—
Payments for businesses purchased, net of cash acquired	—	(22)	(31)
Cash received from sale of discontinued operations, net of cash sold	—	—	514
Cash from investing activities—discontinued operations	—	—	103

Net cash from investing activities	820	1,965	(1,880)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,271	7,604	8,002
Withdrawals from universal life and investment contracts	(7,975)	(11,522)	(10,118)
Short-term borrowings and other, net	(375)	973	(49)
Redemption of non-recourse funding obligations	(12)	—	(100)
Proceeds from issuance of non-recourse funding obligations	—	—	790
Repayment and repurchase of long-term debt	(898)	(319)	(500)
Proceeds from the issuance of long-term debt	298	597	349
Dividends paid to stockholders	—	(175)	(163)
Stock-based compensation awards exercised	—	5	39
Acquisition of treasury stock	—	(76)	(1,124)
Proceeds from issuance of common stock	622	—	600
Dividends paid to noncontrolling interests	(10)	—	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	770	—	—
Cash from financing activities—discontinued operations	—	—	(21)

Net cash from financing activities	(5,309)	(2,913)	(2,295)

Effect of exchange rate changes on cash and cash equivalents	232	(258)	6

Net change in cash and cash equivalents	(2,326)	4,237	622
Cash and cash equivalents at beginning of year	7,328	3,091	2,469

Cash and cash equivalents at end of year	$5,002	$7,328	$3,091

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

We have the following three operating segments:

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer other senior supplemental products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

In December 2009, we began reporting our institutional and corporate-owned life insurance products, previously included in our Retirement and Protection segment, in Corporate and Other activities, as they were deemed non-strategic. The corporate-owned life insurance product was previously included in our long-term care insurance business in our Retirement and Protection segment. All prior period amounts have been re-presented. In January 2009, we also began reporting our equity access business in our long-term care insurance business included in our Retirement and Protection segment. Our equity access business includes our wholly-owned subsidiary that originates reverse mortgage loans, and was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts have not been re-presented.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

In connection with our IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). The transaction was accounted for at book value as a transfer between entities under common control and is referred to as our corporate formation.

(2) Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Any material subsequent events have been considered for disclosure through the filing date of this Annual Report on Form 10-K.

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

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than “AA” or that are backed by a U.S. agency) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.

c) Insurance and Investment Product Fees and Other

Insurance and investment product fees and other consist primarily of insurance charges assessed on universal life insurance contracts, fees assessed against customer account values and commission income. For universal life insurance contracts, charges to policyholder accounts for cost of insurance are recognized as revenue when due.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Variable product fees are charged to variable annuity contractholders and variable life insurance policyholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets.

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

For other-than-temporary impairments recognized during the period, we present the total other-than-temporary impairments, the portion of other-than-temporary impairments included in other comprehensive income (loss) (“OCI”) and the net other-than-temporary impairments as supplemental disclosure presented on the face of our consolidated statements of income.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represents the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security is recorded as a separate component in OCI until the security is sold or until we record an other-than-temporary impairment where we intend to sell the security or will be required to sell the security prior to recovery.

To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, we determine our best estimate of the present value of the cash flows expected to be collected from a security by discounting these cash flows at the current effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows is lower than the amortized cost of the security, the difference between the present value and amortized cost represents the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit other-than-temporary impairment in OCI.

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

e) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Years Ended December 31, 2009, 2008 and 2007

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

g) Securities Lending Activity and Repurchase Agreements

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard and Poor’s. We are currently fully indemnified against counterparty credit risk by the intermediary. As of December 31, 2009 and 2008, the fair value of securities loaned under the securities lending program was $0.9 billion and $1.4 billion, respectively, consisting of $0.6 billion and $1.0 billion, respectively, in the U.S. and $0.3 billion and $0.4 billion, respectively, in Canada. As of December 31, 2009 and 2008, the fair value of collateral held under the securities lending program was $0.9 billion and $1.5 billion, respectively, and the offsetting obligation to return collateral of $0.9 billion and $1.5 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $326 million and $459 million as of December 31, 2009 and 2008, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2009 and 2008, the fair value of securities pledged under the repurchase program was $2.1 billion and $0.9 billion, respectively, and the repurchase obligation of $2.1 billion and $0.8 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Years Ended December 31, 2009, 2008 and 2007

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

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the years ended December 31, 2009 and 2008, we recorded a charge to DAC as a result of our loss recognition and DAC recoverability testing of $54 million and $85 million, respectively. For the year ended December 31, 2007, there were no charges to income recorded as a result of our DAC recoverability or loss recognition testing.

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2009, 2008 and 2007, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

For the years ended December 31, 2009 and 2007, no charges were recorded as a result of our goodwill impairment testing. In 2008, we recorded goodwill impairments of $277 million as a result of our goodwill impairment testing. See note 8 for additional information related to goodwill impairments recorded.

l) Reinsurance

Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.

m) Derivatives

Derivative instruments are used to manage risk through one of four principal risk management strategies including: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) forecasted transactions.

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of OCI. The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in income. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects income; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into income when income is impacted by the variability of the cash flow of the hedged item.

For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in income. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in income. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried in the consolidated balance sheets at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value in the consolidated balance sheets, with changes in its fair value recognized in the current period as income.

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

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in the current period in income. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the consolidated balance sheets at fair value, with changes in fair value recognized in the current period in income.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on cash flow hedges are reported in net investment gains (losses).

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

o) Insurance Reserves

Future Policy Benefits

We include insurance-type contracts, such as traditional life insurance, in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loan moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserve associated with that potential claim may also increase. The loss reserve factor assumptions related to our U.S. mortgage insurance business are reviewed quarterly. The loss reserve factors are adjusted when required to reflect changes in current and projected market and economic conditions that affect the underlying loss reserve factor assumptions.

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

q) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2009, 2008 and 2007, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2009, 2008 and 2007, adjustments associated with this update resulted in an increase in earned premiums of $32 million, $53 million and $45 million, respectively.

r) Stock-Based Compensation

We determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards.

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

Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through OCI.

t) Income Taxes

We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

For periods prior to our corporate reorganization, our non-life insurance entities were included in the consolidated federal income tax return of GE and subject to a tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. For periods prior to 2004, our U.S. life insurance entities filed a consolidated life insurance federal income tax return separate from GE and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. For 2004, through the date of our corporate reorganization, our U.S. life insurance entities were included in the consolidated federal income tax return of GE, and subject to separate company principles similar to those applicable to our non-life insurance entities. Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with our corporate reorganization, our U.S. life insurance entities file a consolidated life insurance federal income tax return, and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. Intercompany balances under all agreements are settled at least annually.

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

Our primary involvement related to VIEs includes securitization transactions, certain investments and certain mortgage insurance policies.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We have retained interests in VIEs where we are the servicer and transferor of certain assets that were sold to a newly created VIE. Additionally, for certain securitization transactions, we were the transferor of certain assets that were sold to a newly created VIE but did not retain any beneficial interest in the VIE other than acting as the servicer of the underlying assets.

We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or alternative investments. Our involvement in these structures typically represent a passive investment in the returns generated by the VIE and typically do not result in having significant influence over the economic performance of the VIE.

We also provide mortgage insurance on certain residential mortgage loans originated and securitized by third parties using VIEs to issue mortgage-backed securities. While we provide mortgage insurance on the underlying loans, we do not typically have any on-going involvement with the VIE other than our mortgage insurance coverage and do not act in a servicing capacity for the underlying loans held by the VIE.

As of December 31, 2009 and 2008, we were not required to consolidate any VIEs where there are third-party beneficial interest holders.

w) Accounting Changes

Fair Value Measurements and Disclosures—Measuring Liabilities At Fair Value

On October 1, 2009, we adopted new accounting guidance related to measuring liabilities at fair value. This accounting guidance clarified techniques for measuring the fair value of liabilities when quoted market prices for the identical liability are not available. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures—Investments In Certain Entities That Calculate Net Asset Value Per Share

On October 1, 2009, we adopted new accounting guidance related to fair value measurements and disclosures that provided guidance on the fair value measurement in certain entities that calculate net asset value per share. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

accounting guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

On April 1, 2009, we adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. This accounting guidance amended the other-than-temporary impairment guidance for debt securities and modified the presentation and disclosure requirements for other-than-temporary impairment disclosures for debt and equity securities. This accounting guidance also amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery to determine whether an other-than-temporary impairment exists and replaced this provision with the assertion that we do not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Additionally, this accounting guidance modified the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss in net income (loss) that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented in OCI. On April 1, 2009, we recorded a net cumulative effect adjustment of $355 million to retained earnings with an offset to accumulated other comprehensive income (loss) of $349 million related to the adoption of this new accounting guidance. The following summarizes the components for the cumulative effect adjustment:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Investment securities	$(588)	$588	$—
Adjustment to DAC	33	(26)	7
Adjustment to PVFP	9	(7)	2
Adjustment to sales inducements	5	(5)	—
Adjustment to certain benefit reserves	—	1	1
Provision for income taxes	192	(196)	(4)

Net cumulative effect adjustment	$(349)	$355	$6

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

Years Ended December 31, 2009, 2008 and 2007

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

Noncontrolling Interests In Consolidated Financial Statements

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

Transfers of Financial Assets and Interests In Variable Interest Entities

On December 31, 2008, we adopted new accounting guidance related to disclosures by public entities about transfers of financial assets and interests in VIEs. This new accounting guidance amends the disclosure requirements regarding transfers of financial assets and involvement in VIEs to require additional disclosures for public entities. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Credit Derivatives and Certain Guarantees

On December 31, 2008, we adopted new accounting guidance related to disclosures about credit derivatives and certain guarantees. This accounting guidance requires certain disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the payment/performance risk of guarantees. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Other-Than-Temporary Impairments On Available-For-Sale Securities

On October 14, 2008, the Office of the Chief Accountant at the U.S. Securities and Exchange Commission, issued a letter to the FASB that stated, given the debt characteristics of hybrid securities, they would not object to the application of a debt impairment model to hybrid investments provided there has been no evidence of deterioration in credit of the issuer. A debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of deterioration in credit of the issuer as of the balance sheet date.

Other-Than-Temporary Impairments of Certain Structured Securities

On October 1, 2008, we adopted new accounting guidance related to impairment guidance. This accounting guidance amends the impairment guidance to require all available information be used to produce our best estimate of cash flows rather than relying exclusively upon what a market participant would use to determine the current fair value. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Determining Fair Value When A Market Is Not Active

On September 30, 2008, we adopted new accounting guidance related to determining the fair value of a financial asset when the market for that asset is not active. The accounting guidance provides guidance and clarification on how management’s internal assumptions, observable market information and market quotes are considered in inactive markets. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Fair Value Measurements

On January 1, 2008, we adopted new accounting guidance related to fair value measurements. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of this accounting guidance to allow an entity to delay the application until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the accounting guidance, we will delay the application for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Fair Value Option For Financial Assets and Financial Liabilities

On January 1, 2008, we adopted new accounting guidance related to the fair value option for financial assets and financial liabilities. This accounting guidance provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of this new accounting guidance did not impact our consolidated financial statements as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the accounting guidance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Amendment To Guidance For Offsetting of Amounts Related To Certain Contracts

On January 1, 2008, we adopted new accounting guidance for offsetting of amounts related to certain contracts. This accounting guidance allows fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. It also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

Accounting For Uncertainty In Income Taxes

On January 1, 2007, we adopted new accounting guidance related to accounting for uncertainty in income taxes. This accounting guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of this new accounting guidance on January 1, 2007, the total amount of unrecognized tax benefits was $362 million, of which, $190 million, if recognized, would affect the effective tax rate on continuing operations.

Accounting By Insurance Enterprises For DAC In Connection With Modifications Or Exchanges of Insurance Contracts

On January 1, 2007, we adopted new accounting guidance related to accounting by insurance enterprises for DAC in connection with modifications or exchanges of insurance contracts. This accounting guidance provides guidance on accounting for DAC and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of this new accounting guidance resulted in the shortening of the period over which DAC related to our group life and health insurance business is amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $54 million, net of taxes. The cumulative effect of adoption related to our discontinued operations which we sold on May 31, 2007.

x) Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued new accounting guidance to require new disclosures and clarify existing disclosure requirements related to fair value. This accounting guidance will be effective for us on January 1, 2010 except for the new disclosure requirements about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements, which will be effective for us on January 1, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets. This accounting guidance amends the current guidance on transfers of financial assets by eliminating the qualifying special-purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. This accounting guidance will be effective for us on January 1, 2010 and shall apply to transfers that occur on or after the effective date. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. However, the elimination of the qualifying special purpose entity concept requires that these entities be considered for consolidation as a result of the new guidance related to VIEs as discussed below.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

In June 2009, the FASB issued new accounting guidance for determining which enterprise, if any, has a controlling financial interest in a VIE and requires additional disclosures about involvement in VIEs. Under this new accounting guidance, the primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. This accounting guidance will be effective for us on January 1, 2010. Upon adoption of this new accounting guidance, we will be required to consolidate certain VIEs, including previously qualified special purpose entities and investment structures. We will record a transition adjustment for the impact upon adoption to reflect the difference between the assets and liabilities of the newly consolidated entities and the amounts recorded for our interests in these entities prior to adoption. We anticipate the impact upon adoption of this new accounting guidance will be approximately $165 million, pre-tax and other adjustments, and will be recorded as a reduction in retained earnings on January 1, 2010, with a related increase in total assets and total liabilities of approximately $700 million.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) for the years ended December 31, 2009, 2008 and 2007 by 451.1 million, 433.2 million and 439.7 million weighted-average basic shares outstanding and by 451.1 million, 433.2 million and 447.6 million weighted-average diluted shares outstanding, respectively.

(Amounts in millions, except per share amounts)	2009	2008	2007
Income (loss) from continuing operations	$(399)	$(572)	$1,154
Income from discontinued operations, net of taxes	—	—	15
Gain on sale of discontinued operations, net of taxes	—	—	51

Net income (loss)	(399)	(572)	1,220
Less: net income attributable to noncontrolling interests	61	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220

Basic per common share:
Income (loss) from continuing operations	$(0.88)	$(1.32)	$2.62
Income from discontinued operations, net of taxes	—	—	0.03
Gain on sale of discontinued operations, net of taxes	—	—	0.12

Net income (loss)	(0.88)	(1.32)	2.77
Less: net income attributable to noncontrolling interests	0.14	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$(1.02)	$(1.32)	$2.77

Diluted per common share:
Income (loss) from continuing operations	$(0.88)	$(1.32)	$2.58
Income from discontinued operations, net of taxes	—	—	0.03
Gain on sale of discontinued operations, net of taxes	—	—	0.11

Net income (loss)	(0.88)	(1.32)	2.73
Less: net income attributable to noncontrolling interests	0.14	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$(1.02)	$(1.32)	$2.73

Weighted-average shares used in basic earnings (loss) per common share calculations	451.1	433.2	439.7
Potentially dilutive securities:
Stock purchase contracts underlying Equity Units	—	—	3.2
Stock options, restricted stock units and stock appreciation rights	—	—	4.7

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	451.1	433.2	447.6

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the years ended December 31, 2009 and 2008, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 and 2008 diluted loss per share, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 1.9 million and 1.7 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss in 2009 and 2008, dilutive potential common shares would have been 453.0 million and 434.9 million, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

On September 21, 2009, we completed the public offering of 55.2 million shares of our Class A Common Stock, par value $0.001 per share (including the exercise in full of the underwriters’ option to purchase up to an additional 7.2 million shares of our Class A Common Stock). Net proceeds were $622 million.

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Fixed maturity securities—taxable	$2,458	$2,878	$3,189
Fixed maturity securities—non-taxable	107	109	102
Commercial mortgage loans	432	523	548
Equity securities	16	29	31
Other invested assets (1)	(82)	(2)	97
Policy loans	143	162	144
Cash, cash equivalents and short-term investments	49	132	119

Gross investment income before expenses and fees	3,123	3,831	4,230
Expenses and fees	(90)	(101)	(95)

Net investment income	$3,033	$3,730	$4,135

(1)	Included in other invested assets was $7 million, $13 million and $16 million of net investment income related to trading securities in 2009, 2008 and 2007, respectively.

(b) Net Investment Gains (Losses)

Net investment gains (losses) were as follows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Available-for-sale securities:
Realized gains on sale	$255	$133	$36
Realized losses on sale	(226)	(250)	(106)
Impairments:
Total other-than-temporary impairments	(1,499)	(2,131)	(229)
Portion of other-than-temporary impairments included in OCI	441	—	—

Net other-than-temporary impairments	(1,058)	(2,131)	(229)

Trading securities	22	(43)	(14)
Commercial mortgage loans	(28)	(2)	(11)
Derivative instruments	21	611	(9)
Other	(27)	(27)	1

Net investment gains (losses)	$(1,041)	$(1,709)	$(332)

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2009, 2008 and 2007 was $1,513 million, $2,285 million and $4,638 million, respectively, which was approximately 88%, 93% and 97%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the year ended December 31:

(Amounts in millions)	2009
Cumulative credit losses, beginning balance	$—
Adoption of new accounting guidance related to other-than-temporary impairments	1,204
Additions:
Other-than-temporary impairments not previously recognized	120
Increases related to other-than-temporary impairments previously recognized	227
Reductions:
Securities sold, paid down or disposed	(485)
Securities where there is intent to sell	(7)

Cumulative credit losses, ending balance	$1,059

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to DAC, PVFP and sales inducements that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2009	2008	2007
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(2,245)	$(7,006)	$(948)
Equity securities	20	(67)	25
Other invested assets	(29)	(1)	(22)

Subtotal	(2,254)	(7,074)	(945)
Adjustments to DAC, PVFP and sales inducements	138	815	128
Income taxes, net	757	2,221	291

Net unrealized investment gains (losses)	(1,359)	(4,038)	(526)
Less: net unrealized investment (gains) losses attributable to noncontrolling interests	39	—	—

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,398)	$(4,038)	$(526)

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Beginning balance	$(4,038)	$(526)	$435
Cumulative effect of change in accounting	(349)	—	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	4,379	(8,431)	(1,898)
Adjustment to DAC	(526)	476	77
Adjustment to PVFP	(178)	202	34
Adjustment to sales inducements	(20)	9	11
Provision for income taxes	(1,296)	2,736	625

Change in unrealized gains (losses) on investment securities	2,359	(5,008)	(1,151)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(360), $(806) and $(105)	669	1,496	194
Unrealized gains (losses) on investment securities included in assets associated with discontinued operations, net of deferred taxes of $0, $0 and $2	—	—	(4)

Change in net unrealized investment gains (losses)	2,679	(4,038)	(526)
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	(39)	—	—

Ending balance	$(1,398)	$(4,038)	$(526)

(d) Fixed Maturity and Equity Securities

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,673	$25	$—	$(96)	$—	$2,602
Tax-exempt	1,606	42	—	(104)	—	1,544
Government—non-U.S.	2,310	96	—	(22)	—	2,384
U.S. corporate	21,598	628	3	(814)	(3)	21,412
Corporate—non-U.S.	12,530	366	11	(356)	—	12,551
Residential mortgage-backed	3,989	41	7	(484)	(326)	3,227
Commercial mortgage-backed	4,404	44	4	(738)	(97)	3,617
Other asset-backed	2,887	8	—	(466)	(14)	2,415

Total fixed maturity securities	51,997	1,250	25	(3,080)	(440)	49,752
Equity securities	139	23	—	(3)	—	159

Total available-for-sale securities	$52,136	$1,273	$25	$(3,083)	$(440)	$49,911

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$764	$141	$—	$905
Tax-exempt	2,529	70	(228)	2,371
Government—non-U.S.	1,724	103	(67)	1,760
U.S. corporate	21,789	253	(2,968)	19,074
Corporate—non-U.S.	11,439	118	(1,581)	9,976
Residential mortgage-backed	3,721	69	(853)	2,937
Commercial mortgage-backed	5,198	56	(1,496)	3,758
Other asset-backed	2,713	41	(664)	2,090

Total fixed maturity securities	49,877	851	(7,857)	42,871
Equity securities	301	4	(71)	234

Total available-for-sale securities	$50,178	$855	$(7,928)	$43,105

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2009:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,759	$(95)	81	$6	$(1)	2
Tax-exempt	152	(6)	48	346	(98)	113
Government—non-U.S.	341	(3)	60	105	(19)	35
U.S. corporate	2,823	(81)	317	5,660	(736)	510
Corporate—non-U.S.	1,721	(55)	221	2,245	(301)	258
Residential mortgage-backed	941	(252)	256	1,012	(558)	348
Commercial mortgage-backed	714	(64)	81	1,720	(771)	345
Other asset-backed	329	(6)	43	1,727	(474)	183

Subtotal, fixed maturity securities	8,780	(562)	1,107	12,821	(2,958)	1,764
Equity securities	2	(1)	3	12	(2)	9

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

% Below cost—fixed maturity securities:
<20% Below cost	$8,437	$(245)	920	$9,699	$(762)	1,055
20-50% Below cost	267	(137)	91	2,637	(1,246)	455
>50% Below cost	76	(180)	96	485	(950)	284

Total fixed maturity securities	8,780	(562)	1,107	12,821	(2,958)	1,794

% Below cost—equity securities:
<20% Below cost	2	(1)	3	11	(1)	5
>50% Below cost	—	—	—	1	(1)	4

Total equity securities	2	(1)	3	12	(2)	9

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

Investment grade	$8,391	$(320)	891	$10,897	$(2,122)	1,390
Below investment grade	391	(243)	219	1,936	(838)	413

Total for securities in an unrealized loss position	$8,782	$(563)	1,110	$12,833	$(2,960)	1,803

The investment securities in an unrealized loss position as of December 31, 2009 consisted of 2,913 securities and accounted for unrealized losses of $3,523 million. Of these unrealized losses of $3,523 million, 69% were investment grade (rated “AAA” through “BBB-”) and 29% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of December 31, 2009 was $440 million of unrealized

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $186 million have been in an unrealized loss position for more than 12 months.

Of the unrealized losses of $3,523 million, $2,125 million were related to structured securities and $770 million were related to corporate securities in the finance and insurance sector. Of the remaining gross unrealized losses of $628 million, $222 million were related to U.S. government, agencies and government-sponsored enterprises, tax-exempt and government—non-U.S. securities and $406 million was related to corporate securities that was spread evenly across all other sectors with no individual sector exceeding $63 million.

Of the $2,125 million unrealized losses in structured securities, 39% were in commercial mortgage-backed securities and 38% were in residential mortgage-backed securities with the remainder in other asset-backed securities. Approximately 59% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of December 31, 2009.

Of the $770 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of December 31, 2009.

Of the investment securities in an unrealized loss position for 12 months or more as of December 31, 2009, 743 securities were 20% or more below cost, of which 257 securities were also below investment grade (rated “BB+” and below) and accounted for unrealized losses of $729 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $96 million was recorded in OCI.

As of December 31, 2009, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. While we expect our investments in corporate securities will continue to perform in accordance with our conclusions about the amount and timing of estimated cash flows, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities.

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
Tax-exempt	$915	$(78)	281	$262	$(150)	100
Government—non-U.S.	287	(49)	120	34	(18)	34
U.S. corporate	7,583	(956)	926	6,901	(2,012)	683
Corporate—non-U.S.	4,003	(570)	648	3,004	(1,011)	411
Residential mortgage-backed	690	(186)	155	1,005	(667)	320
Commercial mortgage-backed	847	(183)	166	2,411	(1,313)	403
Other asset-backed	281	(72)	50	1,703	(592)	140

Subtotal, fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091
Equity securities	62	(45)	15	52	(26)	6

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

% Below cost—fixed maturity securities:
<20% Below cost	$12,427	$(1,031)	1,831	$8,518	$(948)	912
20-50% Below cost	2,059	(888)	442	5,603	(2,759)	818
>50% Below cost	120	(175)	73	1,199	(2,056)	361

Total fixed maturity securities	14,606	(2,094)	2,346	15,320	(5,763)	2,091

% Below cost—equity securities:
20-50% Below cost	41	(20)	11	52	(26)	6
>50% Below cost	21	(25)	4	—	—	—

Total equity securities	62	(45)	15	52	(26)	6

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

Investment grade	$13,719	$(1,908)	2,026	$14,628	$(5,437)	1,908
Below investment grade	949	(231)	335	744	(352)	189

Total for securities in an unrealized loss position	$14,668	$(2,139)	2,361	$15,372	$(5,789)	2,097

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The scheduled maturity distribution of fixed maturity securities as of December 31, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,205	$2,217
Due after one year through five years	12,213	12,400
Due after five years through ten years	7,825	7,950
Due after ten years	18,474	17,926

Subtotal	40,717	40,493
Residential mortgage-backed	3,989	3,227
Commercial mortgage-backed	4,404	3,617
Other asset-backed	2,887	2,415

Total	$51,997	$49,752

As of December 31, 2009, $5,490 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2009, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 28%, 21% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2009, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2009 and 2008, $727 million and $586 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2009		2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$2,115	28%	$2,393	29%
Office	2,025	27	2,182	26
Industrial	1,979	26	2,143	26
Apartments	832	11	902	11
Mixed use/other	590	8	658	8

Total principal balance	7,541	100%	8,278	100%

Unamortized balance of loan origination fees and costs	6		7
Allowance for losses	(48)		(23)

Total (1)	$7,499		$8,262

(1)	Included $17 million and $18 million of held-for-sale mortgage loans as of December 31, 2009 and 2008, respectively.

	2009		2008
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$2,005	27%	$2,137	26%
South Atlantic	1,711	23	1,958	24
Middle Atlantic	1,005	13	1,083	13
East North Central	728	10	791	10
Mountain	650	9	746	9
New England	492	6	520	6
West North Central	389	5	434	5
West South Central	331	4	357	4
East South Central	230	3	252	3

Total principal balance	7,541	100%	8,278	100%

Unamortized balance of loan origination fees and costs	6		7
Allowance for losses	(48)		(23)

Total (1)	$7,499		$8,262

(1)	Included $17 million and $18 million of held-for-sale mortgage loans as of December 31, 2009 and 2008, respectively.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses ($21 million and $4 million as of December 31, 2009 and 2008, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition (none as of December 31, 2009 and 2008).

Average investment in specifically impaired loans was $10 million, $1 million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively, and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2009	2008	2007
Balance as of January 1	$23	$26	$15
Provision	25	3	11
Release	—	(6)	—

Balance as of December 31	$48	$23	$26

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2009	2008		2009	2008
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$72	$501	Other liabilities	$114	$54
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	21	—
Foreign currency swaps	Other invested assets	101	120	Other liabilities	—	1

Total cash flow hedges		173	621		135	55

Fair value hedges:
Interest rate swaps	Other invested assets	132	231	Other liabilities	15	36
Foreign currency swaps	Other invested assets	24	46	Other liabilities	—	—

Total fair value hedges		156	277		15	36

Total derivatives designated as hedges		329	898		150	91

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	505	384	Other liabilities	59	95
Interest rate swaptions	Other invested assets	54	780	Other liabilities	67	60
Credit default swaps	Other invested assets	11	1	Other liabilities	3	27
Equity index options	Other invested assets	39	152	Other liabilities	2	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	8	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	(5)	18	Policyholder account balances (2)	175	878

Total derivatives not designated as hedges		612	1,335		306	1,060

Total derivatives		$941	$2,233		$456	$1,151

(1)	Represents the embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for derivative counterparty collateral retained by us was recorded in other invested assets with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us.

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

(Notional in millions)	Measurement	December 31, 2008	Additions	Maturities/ terminations	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$4,001	$5,990	$(512)	$9,479
Inflation indexed swaps	Notional	—	607	(231)	376
Foreign currency swaps	Notional	559	491	(559)	491

Total cash flow hedges		4,560	7,088	(1,302)	10,346

Fair value hedges:
Interest rate swaps	Notional	3,098	—	(732)	2,366
Foreign currency swaps	Notional	187	—	(102)	85

Total fair value hedges		3,285	—	(834)	2,451

Total derivatives designated as hedges		7,845	7,088	(2,136)	12,797

Derivatives not designated as hedges
Interest rate swaps	Notional	6,460	2,126	(2,112)	6,474
Interest rate swaptions	Notional	12,000	—	(6,900)	5,100
Credit default swaps	Notional	610	550	(70)	1,090
Financial futures	Notional	2,194	5,822	(2,194)	5,822
Inflation indexed swaps	Notional	—	128	(128)	—
Other foreign currency contracts	Notional	—	982	(461)	521

Total derivatives not designated as hedges		21,264	9,608	(11,865)	19,007

Total derivatives		$29,109	$16,696	$(14,001)	$31,804

(Number of contracts or policies)	Measurement	December 31, 2008	Additions	Terminations	December 31, 2009
Derivatives not designated as hedges
Equity index options	Contracts	532,000	639,000	(305,000)	866,000
GMWB embedded derivatives	Policies	43,677	5,344	(1,478)	47,543

As a result of rating agency actions taken in April 2009, credit downgrade provisions were triggered in our master swap agreements with certain derivative counterparties and we terminated $6.9 billion notional value, of which $2.3 billion was replaced or renegotiated. Approximately $1.1 billion of notional value remained with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

asset of $117 million as of December 31, 2009. Additionally, we terminated $1.7 billion in derivatives that were not directly impacted by the credit downgrade provisions but were offsetting certain terminated derivatives.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(551)	$13	Net investment income	$(19)	Net investment gains (losses)
Interest rate swaps hedging assets	—	(6)	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	3	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(9)	(10)	Interest expense	—	Net investment gains (losses)

Total	$(560)	$(1)		$(19)

(1)

Amounts included $7 million of losses reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

For the years ended December 31, 2008 and 2007, there was $25 million and $6 million, respectively, of ineffectiveness related to our cash flow hedges. There were no amounts excluded from the measure of effectiveness in either year.

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Derivatives qualifying as effective accounting hedges as of January 1	$1,161	$473	$375
Current period increases (decreases) in fair value, net of deferred taxes of $201, $(384) and $(62)	(359)	701	113
Reclassification to net (income) loss, net of deferred taxes of $(1), $8 and $8	—	(13)	(15)

Derivatives qualifying as effective accounting hedges as of December 31	$802	$1,161	$473

The total of derivatives designated as cash flow hedges of $802 million, net of taxes, recorded in stockholders’ equity as of December 31, 2009 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $(2) million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the year ended December 31, 2009 in connection with forecasted transactions that were no longer considered probable of occurring. During 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance in OCI related to these derivatives will be reclassified into net income (loss) when the forecasted transactions affect net income (loss), as the forecasted transactions are still probable of occurring.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2009:

	Derivative instrument			Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$10	Net investment gains (losses)	$(16)	Net investment income	$(11)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	Net investment gains (losses)	94	Interest credited	48	Net investment gains (losses)
Foreign currency swaps	(10)	Net investment gains (losses)	2	Interest credited	7	Net investment gains (losses)

Total	$(52)		$80		$44

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

For the years ended December 31, 2008 and 2007, there was $(4) million and $2 million, respectively, of ineffectiveness related to our fair value hedges. There were no amounts excluded from the measure of effectiveness in either year.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and replicate characteristics of investments with similar terms and credit risk; and (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2009	2008	2007	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$277	$310	$(2)	Net investment gains (losses)
Interest rate swaptions	(627)	720	—	Net investment gains (losses)
Credit default swaps	50	(27)	—	Net investment gains (losses)
Equity index options	(134)	301	24	Net investment gains (losses)
Financial futures	(233)	93	(3)	Net investment gains (losses)
Inflation indexed swaps	(4)	—	—	Net investment gains (losses)
Foreign currency swaps	6	—	—	Net investment gains (losses)
Other foreign currency contracts	10	—	—	Net investment gains (losses)
GMWB embedded derivatives	710	(812)	(42)	Net investment gains (losses)
Forward commitments	—	—	4	Net investment gains (losses)

Total derivatives not designated as hedges	$55	$585	$(19)

Derivative Counterparty Credit Risk

As of December 31, 2009 and 2008, net fair value assets by counterparty totaled $739 million and $1,946 million, respectively. As of December 31, 2009 and 2008, net fair value liabilities by counterparty totaled $74 million and $4 million, respectively. As of December 31, 2009 and 2008, we retained collateral of $647 million and $1,605 million, respectively, related to these agreements, including over collateralization of $10 million and $66 million, respectively, from certain counterparties. As of December 31, 2009, we posted $121 million of collateral to derivative counterparties, including over collateralization of $46 million. As of December 31, 2008, we posted no collateral to derivative counterparties.

All of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2009 and 2008, we could have been allowed to claim up to $102 million and $407 million, respectively, from counterparties and required to disburse up to $1 million and $4 million, respectively. This represents the net fair value of gains and losses by counterparty, less available collateral held.

Credit Derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing securities to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps and the par value of debt instruments with embedded credit derivatives. If a credit event occurs, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction. For debt instruments with embedded credit derivatives, the security’s principal is typically reduced by the net amount of default for any referenced entity defaults.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2009			2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6	$—	$—	$6	$—	$1
AA
Matures after one year through five years	5	—	—	5	—	—
A
Matures after one year through five years	32	1	—	52	—	5
Matures after five years through ten years	10	—	—	15	—	2
BBB
Matures after one year through five years	73	1	—	73	—	7
Matures after five years through ten years	29	—	—	24	—	4

Total credit default swaps on single name reference entities	$155	$2	$—	$175	$—	$19

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2009			2008
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$50	$—	$—	$—	$—	$—
9% – 12% matures after five years through ten years (2)	250	1	1	—	—	—
10% – 15% matures after five years through ten years (3)	250	—	2	—	—	—
12% – 22% matures after five years through ten years (4)	248	4	—	248	—	6
15% – 30% matures after five years through ten years (5)	127	2	—	177	1	2

Total credit default swaps on index tranches	$925	$7	$3	$425	$1	$8

(1)	The current attachment/detachment as of December 31, 2009 was 9% – 12%.
(2)	The current attachment/detachment as of December 31, 2009 was 9% – 12%.
(3)	The current attachment/detachment as of December 31, 2009 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2009 and 2008 was 12% – 22%.
(5)	The current attachment/detachment as of December 31, 2009 was 14.8% – 30.3% and was 14.9% – 30.3% as of December 31, 2008.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of December 31:

	2009			2008
(Amounts in millions)	Par value	Amortized cost	Fair value	Par value	Amortized cost	Fair value
Credit rating:
AAA
Matures after one year through five years	$—	$—	$—	$100	$100	$51
Matures after five years through ten years	—	—	—	300	332	105
AA
Matures after five years through ten years	100	100	96	—	—	—
BBB
Matures after five years through ten years	100	100	76	—	—	—
BB
Matures after five years through ten years	200	228	148	—	—	—

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$400	$428	$320	$400	$432	$156

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Unamortized balance as of January 1	$7,209	$6,933	$6,159
Impact of foreign currency translation	67	(133)	70
Costs deferred	707	1,191	1,408
Amortization, net of interest accretion	(695)	(782)	(704)
Cumulative effect adjustment (1)	(26)	—	—
Other (2)	(5)	—	—

Unamortized balance as of December 31	7,257	7,209	6,933
Accumulated effect of net unrealized investment (gains) losses	84	577	101

Balance as of December 31	$7,341	$7,786	$7,034

(1)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $7 million on DAC.
(2)	Relates to the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information regarding the sale.

We regularly review DAC to determine if it is recoverable from future income. In the first quarter of 2009, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $54 million reflecting unfavorable equity market performance. As of December 31, 2009, we believe all of our other businesses have sufficient future income where the related DAC is recoverable.

In 2008, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $55 million reflecting unfavorable equity market performance. In addition, based on management’s assessment of the claim loss development in the existing 2006 and 2007 books of

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business was not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

(Amounts in millions)	2009		2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,209	$(1,676)	$2,385	$(1,638)
Capitalized software	514	(309)	447	(262)
Deferred sales inducements to contractholders	174	(34)	182	(25)
Other	97	(41)	97	(39)

Total	$2,994	$(2,060)	$3,111	$(1,964)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2009, 2008 and 2007 was $87 million, $102 million and $127 million, respectively. Amortization expense related to deferred sales inducements of $9 million and $12 million, respectively, for the years ended December 31, 2009 and 2007 was included in benefits and other changes in policy reserves. There was no amortization expense related to deferred sales inducements in 2008. In 2007, we recorded an impairment of $13 million related to internal-use software.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Unamortized balance as of January 1	$532	$592	$672
Acquisitions	—	—	10
Impact of foreign currency translation	—	—	(3)
Interest accreted at 5.7%, 5.7% and 5.4%	29	32	34
Amortization	(67)	(92)	(121)
Cumulative effect adjustment (1)	(7)	—	—

Unamortized balance as of December 31	487	532	592
Accumulated effect of net unrealized investment (gains) losses	46	215	13

Balance as of December 31	$533	$747	$605

(1)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $2 million on PVFP.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The percentage of the December 31, 2009 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2010	11.1%
2011	10.1%
2012	8.5%
2013	6.8%
2014	5.9%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(8) Goodwill, Acquisitions and Dispositions

Goodwill

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
Balance as of December 31, 2007:
Gross goodwill	$1,386	$133	$22	$59	$1,600
Accumulated impairment losses	—	—	—	—	—

Goodwill	1,386	133	22	59	1,600

Acquisitions	16	—	—	—	16
Impairment losses	(243)	—	(22)	(12)	(277)
Foreign exchange translation	—	(23)	—	—	(23)

Balance as of December 31, 2008:
Gross goodwill	1,402	110	22	59	1,593
Accumulated impairment losses	(243)	—	(22)	(12)	(277)

Goodwill	1,159	110	—	47	1,316

Transfer (1)	30	—	—	(30)	—
Other (2)	—	(3)	—	—	(3)
Foreign exchange translation	—	11	—	—	11

Balance as of December 31, 2009:
Gross goodwill	1,432	118	22	29	1,601
Accumulated impairment losses	(243)	—	(22)	(12)	(277)

Goodwill	$1,189	$118	$—	$17	$1,324

(1)

The transfer related to our equity access business that we began reporting in our Retirement and Protection segment in 2009. Our equity access business was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts were not re-presented.

(2)	Relates to the sale of one of our Mexican subsidiaries in 2009.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Goodwill impairment losses

There were no goodwill impairment charges recorded in 2009. However, continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

During 2008, as a result of our goodwill analyses, we recorded goodwill impairments related to our U.S. mortgage insurance, institutional and retirement income reporting units of $277 million, as discussed further below. There were no goodwill impairment charges recorded in 2007.

Key considerations related to impairments recorded during 2008 were as follows:

•

U.S. mortgage insurance reporting unit. As a result of U.S. housing market conditions, operating losses and decreases in projected income in 2008, the fair value determined using a discounted cash flow model was negatively impacted and resulted in an impairment of the entire goodwill balance of $22 million;

•

Institutional reporting unit (included in our Corporate and Other activities). As a result of credit market conditions in 2008, increases in our credit spreads and our inability to issue new business in the current market environment, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $12 million; and

•

Retirement income reporting unit (included in our Retirement and Protection segment). As a result of declining equity market conditions, expected near term industry growth and our refined sales strategy in 2008, the fair value determined using a discounted cash flow model decreased and resulted in an impairment of the entire goodwill balance of $243 million in the fourth quarter of 2008.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

On June 20, 2008, we acquired National Eldercare Referral Systems, Inc., a leading provider of long-term care support services in the United States, for approximately $12 million. The results of operations have been included in our consolidated results beginning June 20, 2008. This acquisition was accounted for using the purchase method and $9 million was recorded as goodwill.

On August 29, 2008, we acquired Quantuvis Consulting, Inc., an investment advisor consulting business, for $3 million plus potential contingent consideration of up to $3 million through 2011. The results of operations have been included in our consolidated results beginning September 1, 2008. This acquisition was accounted for using the purchase method and $3 million was recorded as goodwill.

Dispositions

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

Summary operating results of discontinued operations for the years ended December 31 were as follows:

(Amounts in millions)	2007
Revenues	$318

Income before income taxes	$24
Provision for income taxes	9

Income from discontinued operations	$15

On September 30, 2009, we closed a transaction for the sale of one of our Mexican subsidiaries, Genworth Seguros Mexico, S.A. de C.V., (“Seguros”) to HDI-Gerling International Holding AG. The sale included the automobile, property and casualty, life and personal accident insurance business lines that Seguros distributed through independent professional insurance agents. The net cash proceeds of $38 million were received on October 1, 2009. As of December 31, 2009, we recorded a receivable for contingent consideration of $8 million in the consolidated balance sheet. The sale resulted in an after-tax gain of $4 million.

(9) Reinsurance

We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses and to diversify our exposures. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for assumed and ceded transactions when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

As of December 31, 2009, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2009 and 2008, we had a reinsurance recoverable of $14,827 million and $14,849 million, respectively, associated with those Reinsurance Transactions.

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

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2009	2008	2007
Direct life insurance in-force	$676,549	$681,202	$672,710
Amounts assumed from other companies	1,406	1,506	1,597
Amounts ceded to other companies (1)	(239,960)	(292,295)	(174,128)

Net life insurance in-force	$437,995	$390,413	$500,179

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in millions)	Written			Earned
	2009	2008	2007	2009	2008	2007
Direct:
Life insurance	$1,567	$1,987	$2,012	$1,620	$2,048	$2,009
Accident and health insurance	2,724	3,055	2,867	2,872	3,057	2,866
Property and casualty insurance	212	83	77	206	79	71
Mortgage insurance	1,415	1,941	2,338	1,696	1,887	1,601

Total direct	5,918	7,066	7,294	6,394	7,071	6,547

Assumed:
Life insurance	9	140	262	20	172	121
Accident and health insurance	416	450	503	464	496	427
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	140	86	90	101	80	85

Total assumed	565	676	855	585	748	633

Ceded:
Life insurance	(287)	(329)	(329)	(266)	(314)	(219)
Accident and health insurance	(447)	(459)	(409)	(457)	(471)	(406)
Property and casualty insurance	(4)	(6)	(6)	(4)	(6)	(6)
Mortgage insurance	(232)	(250)	(217)	(233)	(251)	(219)

Total ceded	(970)	(1,044)	(961)	(960)	(1,042)	(850)

Net premiums	$5,513	$6,698	$7,188	$6,019	$6,777	$6,330

Percentage of amount assumed to net				10%	11%	10%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,485 million, $2,724 million and $2,024 million during 2009, 2008 and 2007, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(10) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2009	2008
Long-term care insurance contracts	(a	)	4.5% – 7.5%	$12,172	$11,114
Structured settlements with life contingencies	(b	)	4.0% – 9.0%	9,682	9,754
Annuity contracts with life contingencies	(b	)	4.0% – 9.0%	4,904	5,042
Traditional life insurance contracts	(c	)	2.5% – 6.0%	2,391	2,291
Supplementary contracts with life contingencies	(b	)	4.0% – 9.0%	264	270
Accident and health insurance contracts	(d	)	3.5% – 7.0%	56	62

Total future policy benefits				$29,469	$28,533

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table.
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

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2009	2008
Annuity contracts	$13,942	$15,513
GICs, funding agreements and FABNs	4,502	8,104
Structured settlements without life contingencies	2,442	2,550
Supplementary contracts without life contingencies	585	612
Other	44	45

Total investment contracts	21,515	26,824
Universal life insurance contracts	6,955	7,878

Total policyholder account balances	$28,470	$34,702

Certain Nontraditional Long-Duration Contracts

Our variable annuity contracts provide a basic guaranteed minimum death benefit (“GMDB”) which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits; we also have some guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed annuitization benefits.

As of December 31, 2009 and 2008, our liability associated with certain nontraditional long-duration contracts was approximately $7,962 million and $6,963 million, respectively.

The following table sets forth total account values, net of reinsurance, with death benefit and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2009	2008
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,646	$3,564
Net amount at risk	$110	$851
Average attained age of contractholders	69	69
Enhanced death benefits (step-up, roll-up, payment protection) account value	$4,444	$2,248
Net amount at risk	$571	$855
Average attained age of contractholders	69	69
Account values with living benefit guarantees:
GMWBs	$5,806	$3,072
Guaranteed annuitization benefits	$872	$1,168

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $12 million and $33 million as of December 31, 2009 and 2008, respectively.

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

Net investment income, net investment gains (losses) and the related liability changes associated with the separate account are offset within the same line item in the consolidated statements of income. There were no gains or losses on transfers of assets from the general account to the separate account.

The contracts underlying the GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, defined as the greater of the contract value or the protected value, is greater than the account value. As of December 31, 2009 and 2008, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $771 million and $1,232 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is upon annuitization and the amount to be paid by us will either be in the form of a lump sum, or over the annuity period for certain GMWBs and guaranteed annuitization benefits.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Account balances of variable annuity contracts with living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2009	2008
Balanced funds	$3,726	$2,929
Equity funds	1,631	571
Bond funds	999	637
Money market funds	154	81
Other	168	22

Total	$6,678	$4,240

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Balance as of January 1	$5,322	$3,693	$3,114
Less reinsurance recoverables	(1,454)	(852)	(777)

Net balance as of January 1	3,868	2,841	2,337

Incurred related to insured events of:
Current year	3,768	2,730	2,852
Prior years	421	514	101

Total incurred	4,189	3,244	2,953

Paid related to insured events of:
Current year	(1,441)	(904)	(1,306)
Prior years	(2,013)	(1,310)	(1,244)

Total paid	(3,454)	(2,214)	(2,550)

Interest on liability for policy and contract claims	121	95	71
Other (1)	(21)	—	—
Foreign currency translation	95	(98)	30

Net balance as of December 31	4,798	3,868	2,841
Add reinsurance recoverables	1,769	1,454	852

Balance as of December 31	$6,567	$5,322	$3,693

(1)	Relates to the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information regarding the sale.

As described in note 2, we establish reserves for the ultimate cost of settling claims on reported and unreported insured events that have occurred on or before the respective reporting period. These liabilities are associated primarily with our mortgage, lifestyle protection and long-term care insurance products and represent our best estimates of the liabilities at the time based on known facts, historical trends of claim payments and other external factors, such as various trends in economic conditions, housing prices, employment rates, mortality, morbidity and medical costs.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

For 2009, the increase in the ending liability for policy and contract claims was primarily related to our U.S. mortgage, long-term care and international mortgage insurance businesses as a result of the unfavorable global economic and housing market conditions. Reinsurance recoverable amounts associated with captive reinsurance in our U.S. mortgage insurance business increased moderately during 2009. However, benefits associated with certain of these arrangements were limited during 2009 due to trust account balance restrictions and loss level limitations.

During 2009, 2008 and 2007, we strengthened reserves by $421 million, $514 million and $101 million, respectively, as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods. In 2009, we strengthened claims reserves related to our long-term care insurance business by $211 million from $2,791 million as of December 31, 2008. Consistent with our reserving methodology, the strengthening includes a reclassification from future policy benefit reserves, which includes a provision for expected claims from policy inception. This provision is reclassified to claim reserves upon commencement of actual claim activity. Additionally, the strengthening includes refinements to our estimated claims reserves for timing, amount and duration of claims associated with observed loss development. We also strengthened reserves related to our international mortgage insurance business in 2009 by $125 million from $366 million as of December 31, 2008. This strengthening was primarily related to an increase in delinquencies, particularly in Canada and Europe, as a result of slowing economies, rising unemployment, falling real estate values and reduced consumer spending in those countries that were experienced at the end of 2008. The impact of these market and economic events could not have been predicted at the time these reserves were established. For our other businesses, the remaining unfavorable development related to refinements on both reported and unreported insured events occurring in the prior year as part of our reserving process.

For 2008, the unfavorable development of $514 million was primarily attributable to our U.S. mortgage insurance business as a result of the worsening U.S. economy and housing markets causing us to strengthen reserves related to this business by $266 million from $467 million as of December 31, 2007. This strengthening was attributable to an increase in the level of expected claim frequencies from the aging of our delinquency population. As a result, we expected a significantly higher rate of our delinquencies to become claims. These trends could not have been predicted before the market and economic events that occurred during 2008, which caused the adverse cure rate and delinquency development trends. Additionally, the reinsurance recoverable associated with captive reinsurance also substantially increased during 2008. We applied these higher frequency level expectations to delinquencies during 2008 to determine our liability for policy and contract claims as of December 31, 2008. For our other businesses, the remaining unfavorable development related to refinements on both reported and unreported insured events occurring in the prior year as part of our reserving process.

While the liability for policy and contract claims represents our current best estimates, there may be additional adjustments to these amounts based on information and trends not presently known. Such adjustments, reflecting any variety of new and adverse or favorable trends, could possibly be significant, exceeding the currently recorded reserves by an amount that could be material to our results of operations, financial condition and liquidity.

(12) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. In

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

addition, certain company employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2009 and 2008, we recorded a liability related to these benefits of $40 million and $25 million, respectively, of which $18 million and $1 million, respectively, was recognized as a decrease in OCI.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive Medigap policy coverage, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life insurance benefits, which were provided through our group life and health insurance business prior to its sale in May 2007. The amount of fees recorded by the group life and health insurance business related to the retiree life insurance benefits was insignificant for 2007. The plans are funded as claims are incurred. As of December 31, 2009 and 2008, the accumulated postretirement benefit obligation associated with these benefits was $69 million and $83 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. During 2009, we recognized an increase in OCI of $23 million. During 2008, we recognized a decrease in OCI of $3 million.

Our cost associated with these Genworth plans was $40 million, $47 million and $55 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 4% of the employee’s pay. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by our Retirement and Protection segment. The amount of deposits recorded by our Retirement and Protection segment in relation to this plan option was $1 million and $2 million in 2009 and 2008, respectively. Employees also have the option of purchasing Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $12 million, $17 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Prior to its sale in May 2007, our dental insurance was provided through our group life and health insurance business. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2009, 2008 and 2007.

(13) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

However, during the second half of 2008, the unfavorable liquidity environment impacted our ability to issue commercial paper and the downgrade of our holding company resulted in us being ineligible to participate in the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) which went into effect in October 2008. The $203 million of outstanding commercial paper as of December 31, 2008 was held by CPFF until maturity and was fully repaid in February 2009. As of December 31, 2008, the weighted-average interest rate on commercial paper outstanding was 2.85% and the weighted-average maturity was 76 days. In the current market environment, we do not anticipate issuing commercial paper.

Revolving Credit Facilities

We have a $1.0 billion five-year revolving credit facility that matures in May 2012 and a $1.0 billion five-year revolving credit facility that matures in August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, we only have access to approximately $1.9 billion under these facilities.

As of December 31, 2009 and 2008, we had borrowings of $930 million under these facilities. As of December 31, 2009, we utilized $407 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2008, we utilized $184 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our U.S. mortgage insurance subsidiaries. In 2008, we used a portion of the proceeds from these facilities to repurchase $361 million in principal of our senior notes that matured in 2009 at a discount.

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2009	2008
1.6% Notes (Japanese Yen), due 2011	$612	$629
5.23% Senior Notes, due 2009	—	329
4.75% Senior Notes, due 2009	—	410
5.65% Senior Notes, due 2012	222	350
5.75% Senior Notes, due 2014	600	599
4.95% Senior Notes, due 2015	350	350
8.625% Senior Notes, due 2016	299	—
6.52% Senior Notes, due 2018	600	600
6.50% Senior Notes, due 2034	297	296
6.15% Junior Notes, due 2066	598	598
Mandatorily redeemable preferred stock	63	100

Total	$3,641	$4,261

Long-Term Senior Notes

During 2009, we repurchased principal of $128 million of our 5.65% senior notes that mature in June 2012, plus accrued interest, for a pre-tax gain of $5 million. We repaid the remaining principal of $329 million of our

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

5.23% senior notes that matured in May 2009, plus accrued interest. In the first quarter of 2009, we repurchased $79 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest.

During the fourth quarter of 2008, we repurchased principal of $271 million of our 5.23% senior notes that matured in May 2009, plus accrued interest, for a pre-tax gain of $35 million. We also repurchased $90 million of our 4.75% senior notes that matured in June 2009, plus accrued interest, for a pre-tax gain of $9 million. The senior notes were repaid with the proceeds from our credit facilities’ borrowings.

In December 2009, we issued senior notes having an aggregate principal amount of $300 million, with an interest rate equal to 8.625% per year payable semi-annually, and maturing in December 2016 (“2016 Notes”). The 2016 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2016 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $298 million from the issuance of the 2016 Notes were used for general corporate purposes.

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

In June 2004, we issued senior notes having an aggregate principal amount of $1.9 billion. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 4.48% on the 2009 Notes, 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. These Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

In June 2001, GEFAHI issued ¥60.0 billion of senior notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We entered into arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $478 million and bearing interest at a rate of 4.84% per annum. The notes are unsecured and mature at par in 2011. As of December 31, 2009, we had $1 million of accrued interest relating to these notes. We assumed this obligation under these notes in 2004 in connection with our corporation formation and IPO.

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

We may redeem the 2066 Notes on November 15, 2036, the “scheduled redemption date,” but only to the extent that we have received net proceeds from the sale of certain qualifying capital securities. We may redeem the 2066 Notes (i) in whole or in part, at any time on or after November 15, 2016 at their principal amount plus accrued and unpaid interest to the date of redemption or (ii) in whole or in part, prior to November 15, 2016 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.

The 2066 Notes will be subordinated to all existing and future senior, subordinated and junior subordinated debt of the Company, except for any future debt that by its terms is not superior in right of payment, and will be effectively subordinated to all liabilities of our subsidiaries.

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued $100 million of 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all of our Series A Preferred Stock in a public offering concurrent with our IPO. Two million shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock. As of December 31, 2008, two million shares of our Series A Preferred Stock were outstanding. During the fourth quarter of 2009, we repurchased 734,500 shares of our Series A Preferred Stock for $36 million. As of December 31, 2009, approximately 1.3 million shares of our Series A Preferred Stock were outstanding.

Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For each of the years ended December 31, 2009, 2008 and 2007, we paid dividends of $5 million which has been recorded as interest expense in the consolidated statements of income.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We are required to redeem the Series A Preferred Stock on June 1, 2011 in whole at a price of $50 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

(c) Non-Recourse Funding Obligations

We issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)	2009	2008
Issuance
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	500	500
River Lake Insurance Company II (a), due 2035	300	300
River Lake Insurance Company II (b), due 2035	550	550
River Lake Insurance Company III (a), due 2036	430	430
River Lake Insurance Company III (b), due 2036	250	250
River Lake Insurance Company IV Limited (b), due 2028	528	540
Rivermont Insurance Company I (a), due 2050	315	315

Total	$3,443	$3,455

(a)

Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin. However, in the fourth quarter of 2008, the accrual of interest was based on a fixed rate. Beginning in January 2009, the accrual of interest was based on one-month LIBOR that resets every 28 days plus a fixed margin.

(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. We have provided a limited guarantee to Rivermont Insurance Company (“Rivermont I”), where under adverse interest rate, mortality or lapse scenarios (or combination thereof), which we consider remote, we may be required to provide additional funds to Rivermont I. Genworth Life and Annuity Insurance Company, our wholly-owned subsidiary, has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law, except for non-recourse funding obligations issued by River Lake Insurance Company IV Limited (“River Lake IV”), a Bermuda domiciled insurance company. River Lake IV may repay principal up to 15% of its capital without prior approval. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

time, subject to prior regulatory approval. On March 25, 2009, River Lake IV repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

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

The weighted-average interest rate on the non-recourse funding obligations as of December 31, 2009 and 2008 was 1.49% and 3.76%, respectively, reflecting the decline in the underlying index rate.

(d) Equity Units

As part of our corporate formation, we issued $600 million of our 6.00% Equity Units (“Equity Units”) to GEFAHI, and GEFAHI sold all of these Equity Units in a public offering concurrent with our IPO. The Equity Units initially were issued in the form of Corporate Units. Each Corporate Unit consisted of:

•	a contract to purchase shares of our Class A Common Stock, which we refer to as the stock purchase contract; and

•	a $25 ownership interest in our senior notes that were due in 2009 with quarterly interest payable at the annual rate of 3.84% of the principal amount of the notes.

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

We also paid quarterly contract adjustment payments on each stock purchase contract at an annual rate of 2.16% of the stated amount of $25 per Equity Unit. During the year ended December 31, 2007, we paid $6 million in contract adjustment payments. Additionally, in May 2007, we repurchased 16.5 million shares of our Class A Common Stock under an accelerated share repurchase transaction with a broker/dealer counterparty for an initial aggregate purchase price of $600 million. We funded the purchase price with proceeds from the issuance and sale of Class A Common Stock pursuant to the settlement of purchase contracts that were components of our Equity Units. The repurchased shares will be held in treasury, until such time as they may be reissued or retired.

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our Class A Common Stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment was calculated based on the arithmetic mean of the volume weighted-average price of our Class A Common Stock during the term of the agreement, less a discount. In October 2007, this forward contract was settled resulting in the broker/dealer counterparty’s delivery of $72 million in shares of Class A Common Stock to us in the fourth quarter of 2007.

(e) Commercial Mortgage Loan Repurchase Facility

In March 2007, Genworth Financial Commercial Mortgage Warehouse LLC, an indirect subsidiary of Genworth, entered into a $300 million repurchase facility maturing in March 2010. The sole purpose of this

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

facility was to finance the purchase of commercial mortgage loans with the intent to securitize such loans in the future. This facility had a variable interest rate based on one-month LIBOR plus a margin. In February 2008, Genworth Financial Commercial Warehouse LLC terminated this facility and repaid all amounts outstanding.

(f) Liquidity

Borrowings under our credit facilities, long-term borrowings (including senior notes and mandatorily redeemable preferred stock) and non-recourse funding obligations by maturity were as follows as of December 31, 2009:

(Amounts in millions)	Amount
2010	$—
2011	675
2012	1,152
2013	—
2014 and thereafter (1)	6,193

Total	$8,020

(1) Repayment of $3.4 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through our revolving credit facilities and cash flows from operations. As of December 31, 2009, we had an unused credit capacity within our revolving credit facilities of $523 million.

(14) Income Taxes

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Current federal income taxes	$(100)	$(127)	$57
Deferred federal income taxes	(499)	(444)	166

Total federal income taxes	(599)	(571)	223

Current state income taxes	3	3	(9)
Deferred state income taxes	(4)	(18)	4

Total state income taxes	(1)	(15)	(5)

Current foreign income taxes	180	184	152
Deferred foreign income taxes	27	32	82

Total foreign income taxes	207	216	234

Total provision (benefit) for income taxes	$(393)	$(370)	$452

Our current income tax payable was $76 million and $120 million as of December 31, 2009 and 2008, respectively, and was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.2)	1.0	(0.2)
Benefit on tax favored investments	6.6	4.3	(4.2)
Effect of foreign operations	6.4	6.9	(3.1)
Interest on uncertain tax positions	0.8	1.4	0.2
Non-deductible expenses	0.7	(0.6)	0.3
Non-deductible goodwill	—	(9.5)	—
Other, net	0.3	0.8	0.1

Effective rate	49.6%	39.3%	28.1%

The components of the net deferred income tax (asset) liability were as follows as of December 31:

(Amounts in millions)	2009	2008
Assets:
Investments	$523	$1,115
Net unrealized losses on investment securities	787	2,208
Accrued commission and general expenses	21	131
Net operating loss carryforwards	1,156	246
Other	400	252

Gross deferred income tax assets	2,887	3,952
Valuation allowance	(153)	(123)

Total deferred income tax assets	2,734	3,829

Liabilities:
Net unrealized gains on derivatives	437	638
Insurance reserves	511	344
DAC	1,690	1,672
PVFP	46	38
Other	261	348

Total deferred income tax liabilities	2,945	3,040

Net deferred income tax (asset) liability	$211	$(789)

The above valuation allowances of $153 million and $123 million related to state deferred tax assets and foreign net operating losses as of December 31, 2009 and 2008, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementation of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $3,303 million as of December 31, 2009, and, if unused, will expire beginning in 2022. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2009 and 2008, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $527 million and $555 million, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 14 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $21 million, $19 million and $20 million for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2009 and 2008, we have recorded the estimated present value of our remaining obligation to GE of $351 million and $358 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2009, amounted to approximately $1,384 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2009	2008	2007
Balance as of January 1	$286	$389	$362
Tax positions related to the current period:
Gross additions	67	28	46
Gross reductions	(2)	(2)	—
Tax positions related to the prior years:
Gross additions	28	25	47
Gross reductions	(94)	(143)	(64)
Settlements	—	(11)	—
Lapses of statutes of limitations	—	—	(2)

Balance as of December 31	$285	$286	$389

The total amount of unrecognized tax benefits was $285 million as of December 31, 2009, of which $147 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $6 million and $22 million for benefits related to interest and penalties during 2009 and 2008, respectively, and expenses of $6 million during 2007. We had approximately $11 million and $17 million, respectively, of interest and penalties accrued as of December 31, 2009 and 2008.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service (“IRS”) is currently reviewing our U.S. income tax returns for the 2007 and 2008 tax years. Certain issues from 2005 and 2006 have been timely protested and will be subject to review by the IRS appeals division. For those companies that filed consolidated returns with our former parent, GE, in 2003 and 2004 before our IPO (which included the pre-IPO related transactions), the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

portion of the GE consolidated return allocated to such companies is still subject to IRS examination. Certain issues from the 2000 through 2004 audit cycle are agreed upon with the IRS appeals division and are in the process of being prepared for review by the Joint Committee of Taxation. HM Revenue and Customs is currently reviewing our U.K. income tax returns for 2003 and later years.

We believe it is reasonably possible that in 2010 as a result of our open audits and appeals, up to approximately $192 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the U.S. and lifestyle protection insurance benefits in the U.K.

(15) Supplemental Cash Flow Information

Net cash paid for taxes was $200 million, $198 million and $59 million and cash paid for interest was $327 million, $406 million and $435 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$(133)	$(214)	$424
Dividends declared not yet paid	—	—	44

Total non-cash transactions	$(133)	$(214)	$468

(16) Stock-Based Compensation

We grant share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We recorded stock-based compensation expense of $26 million, $23 million and $41 million, respectively, for the years ended December 31, 2009, 2008 and 2007. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the fair value of stock-based payment awards on the date of grant, we typically use the Black-Scholes Model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Management periodically evaluates the assumptions and methodologies used to calculate fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

The following table contains the stock option weighted-average grant-date fair value information and related valuation assumptions, excluding exchanged grants and performance-accelerated options and SARs described further below, for the years ended December 31:

	2009	2008	2007
Fair value per option	$2.56	$5.71	$9.47
Valuation assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	55.9%	26.4%	26.1%
Expected dividend yield	0.5%	1.8%	1.2%
Risk-free interest rate	2.7%	3.2%	4.6%

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

For purposes of determining the fair value of 1.4 million shares of performance-accelerated SARs and 0.2 million shares of performance-accelerated non-qualified options that were issued in August 2009, we used the Monte-Carlo Simulation. Monte-Carlo Simulation is a technique used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs and options grant-date fair value was $5.28, which will be amortized over a 1.4 year derived service period. The performance-accelerated SARs and options vest on the fourth anniversary of the grant date but are subject to earlier vesting in one-third increments based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 20 consecutive trading days.

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

During 2009 and 2008, we granted stock options with exercise prices ranging from $2.00 to $11.20 and $5.30 to $23.91, respectively, which equaled the closing market prices on the date of grant and have an exercise term of ten years. The stock options granted in 2008 have vesting periods between three and five years in annual increments commencing on the first anniversary of the grant date. The stock options granted in 2009, excluding some exchanged grants and performance-accelerated options, will vest in one-third annual increments commencing on the first anniversary of the grant date. Additionally, during 2009 and 2008, we issued RSUs with restriction periods ranging from three to five years and a fair value of $2.00 to $10.87 and $5.30 to $26.59, respectively, which were measured at the market price of a share of our Class A Common Stock stock on the grant date. We also granted SARs with exercise prices ranging from $2.00 to $7.80 and $16.31 to $22.80, respectively, during 2009 and 2008.

A summary of stock option activity was as follows as of December 31, 2009 and 2008:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2008	12,706	$24.79
Granted	2,242	$22.49
Exercised	(260)	$19.18
Forfeited	(1,246)	$24.83
Expired	—	$—

Balance as of January 1, 2009	13,442	$24.50
Granted (1)	5,102	$5.39
Exercised	—	$—
Forfeited (1)	(8,817)	$25.01
Expired	—	$—

Balance as of December 31, 2009	9,727	$14.05

Exercisable as of December 31, 2009	4,397	$23.19

(1)

Grants and forfeitures of shares subject to option in 2009 included awards cancelled and replacement options granted following completion of a stockholder approved voluntary equity exchange program in 2009 as further described below.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table summarizes information about stock options outstanding as of December 31, 2009:

Exercise price range	Outstanding			Exercisable
	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$2.00 – $18.51	5,695	6.99	$6.74	640	$17.15
$19.45 – $22.67	2,329	2.83	$20.02	2,329	$20.02
$22.80 – $27.95	754	3.11	$25.96	579	$26.89
$28.00 – $36.62	945	2.89	$33.73	844	$33.91
$36.96 – $39.60	4	0.87	$37.05	5	$37.05

	9,727		$14.05	4,397	$23.19

(1)	Average contractual life remaining in years

A summary of the status of our other equity-based awards was as follows as of December 31, 2009 and 2008:

(Awards in thousands)	RSUs		DSUs		SARs
	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2008	3,697	$30.66	80	$25.48	5,546	$24.01
Granted	1,043	$21.93	168	$12.95	1,048	$22.52
Exercised	(390)	$28.37	—	$—	—	$—
Terminated	(377)	$30.34	—	$—	(46)	$22.80

Balance as of January 1, 2009	3,973	$28.53	248	$2.84	6,548	$23.80
Granted (1)	543	$2.54	201	$3.23	2,789	$5.66
Exercised	(263)	$31.02	—	$—	—	$—
Terminated (1)	(351)	$27.92	—	$—	(1,294)	$23.97

Balance as of December 31, 2009	3,902	$25.87	449	$15.48	8,043	$17.48

(1)

Grants and terminations of SARs in 2009 included awards cancelled, and replacement SARs granted, following completion of a stockholder approved voluntary equity exchange program in 2009 as further described below.

In May 2009, stockholders approved, and in July 2009 we commenced, an offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). Pursuant to the exchange offer, Eligible Options and SARs representing the right to acquire an aggregate of 8,721,962 shares of our Class A Common Stock were tendered and accepted by us in August 2009. On August 19, 2009, 1,455 employees participated in the exchange and we granted the Replacement Awards, consisting of an aggregate of 2,598,588 new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. The exercise (or base) price of the Replacement Awards was $7.80, which was the closing price of our Class A Common Stock on August 19, 2009, as reported on the New York Stock Exchange. The Replacement Awards have the same term (or expiration date) as the Eligible Options and SARs for which they were exchanged, and will vest and become exercisable, subject to continued employment, over a three- or four-year period. Generally, unvested Replacement Awards will be forfeited if an eligible employee’s employment terminates for any reason other than

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

retirement, business disposition, death, disability or layoff (in which cases a portion or all may become vested in accordance with the 2004 Genworth Financial, Inc. Omnibus Incentive Plan, as amended). There was no additional incremental compensation expense resulting from the exchange.

In 2007, we granted approximately 937,300 performance stock unit awards (“PSUs”) which were included in RSUs in the table above, with fair values ranging from $26.59 to $34.85. The PSUs were granted at market price as of the grant date. The PSUs could be earned over a three-year period based upon the achievement of certain performance goals relating to our operating return on equity and net operating income and were payable in Genworth Class A Common Stock in March 2010 provided we attained or exceeded threshold levels related to the performance goals. However, during 2008, it was determined that threshold levels of performance would not be achieved for the three-year period. Therefore, none of the PSUs will vest and all expenses related to the PSUs were reversed in 2008. We terminated 68,000 PSUs in 2009 and 27,000 PSUs in 2008. We did not grant any PSUs in 2009 or 2008.

As of February 12, 2009, all outstanding DSUs, which were originally payable in cash, were amended to be settled in shares of our Class A Common Stock on a one-for-one basis.

As of December 31, 2009 and 2008, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $71 million and $93 million, respectively. This expense is expected to be recognized over a weighted-average period of four years.

There was no cash received from stock options exercised during 2009. Cash received from stock options exercised during 2008 was $5 million. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of equity based awards was $1 million and $3 million as of December 31, 2009 and 2008, respectively.

In connection with the initial public offering of Genworth MI Canada Inc. (“Genworth Canada”) in July 2009, our indirect subsidiary, Genworth Canada granted stock options and RSUs to its Canadian employees. As of December 31, 2009, Genworth Canada had 810,000 of stock options and 83,700 of RSUs outstanding and all are unvested. For the year ended December 31, 2009, we recorded stock-based compensation expense of $1 million and estimated total unrecognized expense of $5 million related to these awards. See note 24 for additional information regarding the initial public offering of Genworth Canada.

(17) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

The following represents the fair value of financial assets and liabilities as of December 31:

(Amounts in millions)	2009				2008
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$7,499	$7,213		$(1)	$8,262	$7,536
Other invested assets		(1)	1,766	1,769		(1)	1,316	1,326
Liabilities:
Borrowings and related instruments (2):
Short-term borrowings		(1)	930	930		(1)	1,133	1,133
Long-term borrowings		(1)	3,641	3,291		(1)	4,261	2,012
Non-recourse funding obligations		(1)	3,443	1,674		(1)	3,455	2,671
Investment contracts		(1)	21,515	21,743		(1)	26,824	24,250
Performance guarantees, principally letters of credit	117		—	—	119		—	—
Other firm commitments:
Commitments to fund limited partnerships	194		—	—	366		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 13.

Recurring Fair Value Measurements

We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

For derivative liabilities, we consider the counterparty collateral arrangements and rights of set-off when determining whether any incremental adjustment should be made for our non-performance risk. As a result of these counterparty arrangements, we determined no adjustment for our non-performance risk was required to the derivative liabilities of $281 million and $273 million as of December 31, 2009 and 2008, respectively.

For GMWB liabilities recorded at fair value of $175 million and $878 million as of December 31, 2009 and 2008, respectively, non-performance risk is integrated into the discount rate. The discount rate utilized in our

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

valuation was based on the swap curve, which included the credit risk of an instrument rated “AA” and incorporated the non-performance risk of our GMWB liabilities. The impact of non-performance risk on our GMWB valuation was $1 million and $29 million as of December 31, 2009 and 2008, respectively, as a result of our discount rate being higher than the U.S. Treasury curve.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,602	$—	$2,586	$16
Tax-exempt	1,544	—	1,542	2
Government—non-U.S.	2,384	—	2,377	7
U.S. corporate	21,412	—	20,339	1,073
Corporate—non-U.S.	12,551	—	12,047	504
Residential mortgage-backed	3,227	—	1,746	1,481
Commercial mortgage-backed	3,617	—	59	3,558
Other asset-backed	2,415	—	996	1,419

Total fixed maturity securities	49,752	—	41,692	8,060

Equity securities	159	42	108	9

Other invested assets:
Trading securities	174	—	29	145
Derivative assets	946	—	836	110
Securities lending collateral	853	—	853	—
Derivatives counterparty collateral	148	—	148	—

Total other invested assets	2,121	—	1,866	255

Reinsurance recoverable (1)	(5)	—	—	(5)
Separate account assets	11,002	11,002	—	—

Total assets	$63,029	$11,044	$43,666	$8,319

Liabilities
Policyholder account balances (2)	$175	$—	$—	$175
Derivative liabilities	281	—	210	71

Total liabilities	$456	$—	$210	$246

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$905	$—	$880	$25
Tax-exempt	2,371	—	2,371	—
Government—non-U.S.	1,760	—	1,729	31
U.S. corporate	19,074	—	16,340	2,734
Corporate—non-U.S.	9,976	—	8,416	1,560
Residential mortgage-backed	2,937	—	980	1,957
Commercial mortgage-backed	3,758	—	539	3,219
Other asset-backed	2,090	—	1,056	1,034

Total fixed maturity securities	42,871	—	32,311	10,560

Equity securities	234	37	137	60

Other invested assets:
Trading securities	169	—	44	125
Derivative assets	2,215	—	1,282	933
Securities lending collateral	1,469	—	1,469	—
Derivatives counterparty collateral	786	—	786	—

Total other invested assets	4,639	—	3,581	1,058

Reinsurance recoverable (1)	18	—	—	18
Separate account assets	9,215	9,215	—	—

Total assets (2)	$56,977	$9,252	$36,029	$11,696

Liabilities
Policyholder account balances (3)	$878	$—	$—	$878
Derivative liabilities	273	—	205	68

Total liabilities (4)	$1,151	$—	$205	$946

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of December 31, 2008 has been revised to include this amount.
(2)	Total assets have been revised to include the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balance as of December 31, 2008 has been revised to exclude the impact of reinsurance.
(4)	Total liabilities have been revised to exclude the reinsured portion of our GMWB liabilities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$25	$—	$(38)	$23	$399	$(393)	$16	$—
Tax-exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	1	(3)	9	16	(47)	7	1
U.S. corporate	2,734	13	196	(203)	981	(2,648)	1,073	13
Corporate—non-U.S.	1,560	(11)	218	22	742	(2,027)	504	(28)
Residential mortgage-backed	1,957	(510)	523	(227)	995	(1,257)	1,481	(470)
Commercial mortgage-backed	3,219	(45)	440	(260)	1,219	(1,015)	3,558	(46)
Other asset-backed	1,034	(25)	349	(317)	1,309	(931)	1,419	(21)

Total fixed maturity securities	10,560	(577)	1,685	(948)	5,663	(8,323)	8,060	(551)

Equity securities	60	—	2	1	—	(54)	9	—

Other invested assets:
Trading securities	125	25	—	(26)	54	(33)	145	24
Derivative assets	933	(640)	—	(205)	22	—	110	(596)

Total other invested assets	1,058	(615)	—	(231)	76	(33)	255	(572)

Reinsurance recoverable (1)	18	(24)	—	1	—	—	(5)	(24)

Total Level 3 assets	$11,696	$(1,216)	$1,687	$(1,177)	$5,739	$(8,410)	$8,319	$(1,147)

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of January 1, 2009 has been revised to include this amount.

	Beginning balance as of January 1, 2008	Total realized and unrealized gains (losses)		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2008	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities	$4,794	$(1,423)	$(1,899)	$(610)	$12,739	$(3,041)	$10,560	$(1,408)
Equity securities	30	(2)	—	3	32	(3)	60	(3)
Other invested assets (1)	319	781	—	(51)	37	(28)	1,058	592
Reinsurance recoverable (2)	—	—	—	18	—	—	18	—

Total Level 3 assets	$5,143	$(644)	$(1,899)	$(640)	$12,808	$(3,072)	$11,696	$(819)

(1)	Includes certain trading securities and derivative assets.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities. The balance as of December 31, 2008 has been revised to include this amount.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$878	$(733)	$—	$30	$—	$—	$175	$(718)
Other liabilities (2)	68	116	—	(113)	—	—	71	74

Total Level 3 liabilities	$946	$(617)	$—	$(83)	$—	$—	$246	$(644)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balance as of January 1, 2009 has been revised to exclude the impact of reinsurance.
(2)	Represents derivative liabilities.

	Beginning balance as of January 1, 2008	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2008	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$34	$810	$—	$34	$—	$—	$878	$814
Other liabilities (2)	—	(172)	—	240	—	—	68	(172)

Total Level 3 liabilities	$34	$638	$—	$274	$—	$—	$946	$642

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The balance as of December 31, 2008 has been revised to exclude the impact of reinsurance.
(2)	Represents derivative liabilities.

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the consolidated statements of income or OCI within stockholders’ equity based on the appropriate accounting treatment for the instrument.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

Non-Recurring Fair Value Measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of December 31, 2009, no bank loans were recorded at fair value as cost was lower than their respective fair values, and therefore, there were no fair value loss adjustments for the year ended December 31, 2009. As of December 31, 2008, we recorded $78 million of bank loans at fair value which was lower than their respective cost. Accordingly, for the year ended December 31, 2008, we recorded $27 million of fair value loss adjustments which were included in net investment gains (losses) in the consolidated statement of income. Fair value for bank loans was determined using inputs based on market observable information and was classified as Level 2.

(18) Securitization Entities

We have used former affiliates and third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As of December 31, 2009 and 2008, assets in these entities, which are qualifying special-purpose entities (“QSPEs”), were $0.9 billion and $1.5 billion, respectively.

Total securitized assets were as follows as of December 31:

(Amounts in millions)	2009	2008
Receivables secured by:
Commercial mortgage loans	$574	$618
Fixed maturity securities	123	145
Other assets	236	704

Total securitized assets	$933	$1,467

Off-balance sheet:
Sponsored and supported	$492	$997
Other	441	470

Total securitized assets	$933	$1,467

We evaluated the economic, liquidity and credit risk related to the above QSPEs and believed that the likelihood was remote that any such arrangements could have had a significant adverse effect on our financial position, results of operations or liquidity. Financial support for certain QSPEs was provided under credit support

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

agreements, in which we provided limited recourse for a maximum of $117 million of credit losses as of December 31, 2009. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. In 2009, we paid $1 million associated with one of these arrangements. The related securitization structure terminated in the fourth quarter of 2009 upon final payments made by the structure. As of December 31, 2009, we have not been required to make any payments under the credit support agreements for the two remaining arrangements. These agreements will remain in place throughout the life of the related entities.

Sales of securitized assets to QSPEs typically result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no off-balance sheet securitizations in 2009, 2008 and 2007. However, we had $36 million of impairment related to a retained interest in securitized assets in the current year. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

Amounts recognized in our consolidated financial statements related to our historical securitization activity with QSPEs were as follows as of December 31:

	2009		2008
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$79	$44	$127	$130
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$79	$44	$127	$130

Retained interests. In certain securitization transactions, we retained an interest in transferred assets. Those interests take various forms and may be subject to credit, prepayment and interest rate risks. When we securitized receivables, we determined the fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions were based on our experience, market trends and anticipated performance related to the particular assets securitized. Our retained interests are reflected as available-for-sale fixed maturity securities.

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

As a result of the entities being considered QSPEs, we do not currently evaluate these entities for consolidation. However, these entities will be considered for consolidation as a result of new accounting guidance for consolidation of VIEs. See note 2 for more information related to the new accounting guidance and expected impact upon adoption.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(19) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2009, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2010 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2010 at this level as they retain capital for growth and to meet capital requirements.

Our holding companies received dividends from our domestic insurance subsidiaries of $50 million ($24 million of which were deemed “extraordinary”), $300 million (none of which were deemed “extraordinary”) and $750 million ($163 million of which were deemed “extraordinary”) during 2009, 2008 and 2007, respectively.

In addition to the guarantees discussed in notes 18 and 22, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the guarantee accounted for as a derivative, were $115 million and $315 million as of December 31, 2009 and 2008, respectively. We provided a limited guarantee to Rivermont I, an indirect subsidiary, which was accounted for as a derivative and was carried at fair value. As of December 31, 2009 and 2008, the fair value of this derivative was $30 million and $5 million, respectively, and was recorded in other liabilities. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the U.K. However, based on risk in-force as of December 31, 2009, we believe our mortgage insurance subsidiary has sufficient reserves and capital to cover its policyholder obligations.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company V (“River Lake V”), River Lake Insurance Company VI (“River Lake VI”) and River Lake Insurance Company VII (“River Lake VII”). River Lake V and River Lake VII were granted permitted accounting practices from the state of Vermont to carry their reserves on a U.S. GAAP basis. River Lake VI was granted a permitted accounting practice from the state of Delaware to record a portion of the undrawn amount of its existing letter of credit and any additional letters of credit as gross paid-in and contributed surplus, thereby including such amounts in its statutory surplus. The amount of the letters of credit recorded as gross paid-in and contributed surplus is equal to the excess of statutory reserves less the economic reserves.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

(Amounts in millions)	Years ended December 31,
	2009	2008	2007
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$101	$(859)	$624
Mortgage insurance subsidiaries	(621)	(437)	159

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	(520)	(1,296)	783
Captive life reinsurance subsidiaries combined statutory net loss	(154)	(330)	(413)

Combined statutory net income (loss)	$(674)	$(1,626)	$370

(Amounts in millions)	As of December 31,
	2009	2008
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,397	$2,841
Mortgage insurance subsidiaries	1,756	2,282

Combined statutory capital and surplus	$4,153	$5,123

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,725 million and $1,313 million as of December 31, 2009 and 2008, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V, River Lake VI and River Lake VII, include surplus notes (non-recourse funding obligations) as further described in note 13. The 2007 statutory net income in the table above does not include our discontinued operations as we sold that business in May 2007.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2009 and 2008, each of our life insurance subsidiaries exceeded the minimum required RBC levels. However, in January 2010, our holding company contributed $200 million of capital to our U.S. life insurance companies in support of growth opportunities in our life and long-term care insurance businesses which further strengthened the life companies’ capital base and increased the reported 2009 year end statutory RBC ratio.

For regulatory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves as of December 31, 2009 for our U.S. mortgage insurance subsidiaries were approximately $928 million.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(20) Operating and Geographic Segments

(a) Operating Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our life insurance, long-term care insurance, wealth management products and services and retirement income products; (2) International, which includes international mortgage and lifestyle protection insurance; and (3) U.S. Mortgage Insurance, which includes mortgage-related products and services.

We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, the results of non-core businesses and non-strategic products that are managed outside of our operating segments, and eliminations of inter-segment transactions. Our group life and health insurance business, which we agreed to sell in January 2007, was accounted for as discontinued operations and included in Corporate and Other activities. This business was sold on May 31, 2007.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
2009
(Amounts in millions)
Premiums	$3,313	$2,068	$636	$2	$6,019
Net investment income	2,256	470	134	173	3,033
Net investment gains (losses)	(777)	(4)	49	(309)	(1,041)
Insurance and investment product fees and other	875	26	7	150	1,058

Total revenues	5,667	2,560	826	16	9,069

Benefits and other changes in policy reserves	3,617	807	1,392	2	5,818
Interest credited	737	—	—	247	984
Acquisition and operating expenses, net of deferrals	881	819	132	52	1,884
Amortization of deferred acquisition costs and intangibles	461	282	22	17	782
Interest expense	97	51	—	245	393

Total benefits and expenses	5,793	1,959	1,546	563	9,861

Income (loss) before income taxes	(126)	601	(720)	(547)	(792)
Provision (benefit) for income taxes	(66)	160	(293)	(194)	(393)

Net income (loss)	(60)	441	(427)	(353)	(399)
Less: net income attributable to noncontrolling interests	—	61	—	—	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(60)	$380	$(427)	$(353)	$(460)

Total assets	$81,497	$12,143	$4,247	$10,300	$108,187

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
2008
(Amounts in millions)
Premiums	$3,659	$2,357	$740	$21	$6,777
Net investment income	2,453	549	142	586	3,730
Net investment gains (losses)	(705)	(24)	(58)	(922)	(1,709)
Insurance and investment product fees and other	929	25	27	169	1,150

Total revenues	6,336	2,907	851	(146)	9,948

Benefits and other changes in policy reserves	3,932	646	1,221	7	5,806
Interest credited	761	—	—	532	1,293
Acquisition and operating expenses, net of deferrals	928	1,031	138	63	2,160
Amortization of deferred acquisition costs and intangibles	430	359	80	15	884
Goodwill impairment	243	—	22	12	277
Interest expense	172	40	—	258	470

Total benefits and expenses	6,466	2,076	1,461	887	10,890

Income (loss) before income taxes	(130)	831	(610)	(1,033)	(942)
Provision (benefit) for income taxes	15	223	(242)	(366)	(370)

Net income (loss)	$(145)	$608	$(368)	$(667)	$(572)

Total assets	$78,758	$10,498	$3,978	$14,155	$107,389

	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
2007
(Amounts in millions)
Premiums	$3,494	$2,197	$615	$24	$6,330
Net investment income	2,628	470	147	890	4,135
Net investment gains (losses)	(156)	(7)	6	(175)	(332)
Insurance and investment product fees and other	918	29	37	8	992

Total revenues	6,884	2,689	805	747	11,125

Benefits and other changes in policy reserves	3,670	485	421	4	4,580
Interest credited	795	—	—	757	1,552
Acquisition and operating expenses, net of deferrals	874	1,000	131	70	2,075
Amortization of deferred acquisition costs and intangibles	415	363	33	20	831
Interest expense	211	28	—	242	481

Total benefits and expenses	5,965	1,876	585	1,093	9,519

Income (loss) from continuing operations before income taxes	919	813	220	(346)	1,606
Provision (benefit) for income taxes	290	233	49	(120)	452

Income (loss) from continuing operations	$629	$580	$171	$(226)	$1,154

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Life insurance	$1,485	$1,455	$1,959
Long-term care insurance	2,744	3,403	2,677
Wealth management	278	330	336
Retirement income	1,160	1,148	1,912

Total Retirement and Protection segment’s revenues	5,667	6,336	6,884

International mortgage insurance	1,259	1,350	1,161
Lifestyle protection insurance	1,301	1,557	1,528

Total International segment’s revenues	2,560	2,907	2,689

U.S. Mortgage Insurance segment’s revenues	826	851	805

Corporate and Other’s revenues	16	(146)	747

Total revenues	$9,069	$9,948	$11,125

(c) Net Operating Income (Loss) Available To Genworth Financial, Inc.’s Common Stockholders

The following is a summary of net operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Life insurance	$217	$264	$310
Long-term care insurance	171	166	158
Wealth management	28	43	44
Retirement income	8	(246)	212

Total Retirement and Protection segment’s net operating income	424	227	724

International mortgage insurance	329	481	455
Lifestyle protection insurance	56	152	130

Total International segment’s net operating income	385	633	585

U.S. Mortgage Insurance segment’s net operating income (loss)	(459)	(330)	167

Corporate and Other’s net operating loss	(152)	(61)	(103)

Net operating income	198	469	1,373
Net investment gains (losses), net of taxes and other adjustments	(658)	(1,016)	(205)
Expenses related to reorganization, net of taxes	—	(25)	(14)

Income (loss) from continuing operations	(460)	(572)	1,154
Income from discontinued operations, net of taxes	—	—	15
Gain on sale of discontinued operations, net of taxes	—	—	51

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(460)	(572)	1,220
Add: net income attributable to noncontrolling interests	61	—	—

Net income (loss)	$(399)	$(572)	$1,220

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2009	United States	International	Total
(Amounts in millions)
Total revenues	$6,509	$2,560	$9,069

Income (loss) from continuing operations	$(840)	$441	$(399)

Total assets	$96,044	$12,143	$108,187

2008	United States	International	Total
(Amounts in millions)
Total revenues	$7,041	$2,907	$9,948

Income (loss) from continuing operations	$(1,180)	$608	$(572)

Total assets	$96,891	$10,498	$107,389

2007	United States	International	Total
(Amounts in millions)
Total revenues	$8,436	$2,689	$11,125

Income from continuing operations	$574	$580	$1,154

(21) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2009 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$1,734	$2,483	$2,391	$2,461

Total benefits and expenses	$2,567	$2,537	$2,398	$2,359

Net income (loss)	$(469)	$(50)	$45	$75

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(469)	$(50)	$19	$40

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.08)	$(0.11)	$0.04	$0.08

Diluted	$(1.08)	$(0.11)	$0.04	$0.08

Weighted-average common shares outstanding:
Basic	433.2	433.2	448.9	488.6
Diluted (1)	433.2	433.2	451.6	492.2

(1)	As a result of our net loss for the three months ended March 31 and June 30, 2009, we were required under applicable accounting guidance, to use basic weighted-average common shares outstanding in the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 53,858 and 1.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 433.2 million and 434.4 million for the three months ended March 31 and June 30, 2009, respectively.

Our unaudited quarterly results of operations for the year ended December 31, 2008 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues (1)	$2,753	$2,398	$2,168	$2,629

Total benefits and expenses (2)	$2,589	$2,576	$2,664	$3,061

Net income (loss)	$116	$(109)	$(258)	$(321)

Earnings (loss) per share:
Basic	$0.27	$(0.25)	$(0.60)	$(0.74)

Diluted	$0.27	$(0.25)	$(0.60)	$(0.74)

Weighted-average common shares outstanding:
Basic	433.6	432.9	433.1	433.1
Diluted (3)	436.8	432.9	433.1	433.1

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

(3)

As a result of our net loss for the three months ended June 30, September 30 and December 31, 2008, we were required under applicable accounting guidance to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 2.9 million, 0.7 million and 0.1 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 435.8 million, 433.8 million and 433.2 million for the three months ended June 30, September 30 and December 31, 2008, respectively.

(22) Commitments and Contingencies

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. We have responded to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate with respect to any follow-up requests or inquiries.

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

Between March and December 2008, we and/or the same subsidiary were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary. However, in 2009, plaintiffs in these actions amended their complaints and those amended complaints do not presently name any Genworth subsidiary as a defendant.

The U.K. antitrust authorities conducted a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a recent successful appeal brought against key elements of the findings by a large U.K. retail bank means that the implementation of the full remedies package will now probably be delayed until 2011.

One of our insurance subsidiaries was named as a defendant in a lawsuit captioned Peisner v. Genworth Life Insurance Company (United States District Court for the Central District of California). The complaint was filed in May 2009 as a putative class action on behalf of California residents who purchased certain long-term care insurance policies issued by our insurance subsidiary. The plaintiff alleged that our insurance subsidiary breached express and implied contract terms, and violated California statutory requirements for fair and lawful business practices, by securing a rate increase on certain long-term care insurance policies. Our insurance subsidiary filed a motion with the court to dismiss the complaint on various grounds. Subsequent to the filing of the motion to dismiss, plaintiff voluntarily dismissed the complaint in its entirety.

In December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers, and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al, in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. We intend to vigorously defend this action.

(b) Commitments

As of December 31, 2009, we were committed to fund $194 million in limited partnership investments.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit (“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets supporting the notes held in the trust. Any loan or LOC issued is an obligation of the trust and shall accrue interest at LIBOR plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The maximum potential amount of future obligation under this agreement is approximately $95 million.

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake V, an indirect subsidiary, and a third-party bank serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2009.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(23) Restructuring Charges

In December 2008, we announced actions being taken to advance our strategic goals in response to the current economic downturn. These actions included the elimination of approximately 1,000 jobs globally. We recorded a pre-tax charge of approximately $38 million in the fourth quarter of 2008 for severance, outplacement and other costs associated with the plan for workforce reduction and other restructuring actions. These charges were included in acquisition and operating expenses, net of deferrals, in the consolidated statement of income. As of December 31, 2008, we recorded an accrual for $38 million which was included in other liabilities in the consolidated balance sheet. The actions announced in December 2008 were primarily completed in the first quarter of 2009. During 2009, we made $33 million of cash severance payments and lowered the original accrual by $5 million related to changes in severance charge estimates. However, several other actions were taken during 2009 that resulted in an additional $5 million severance accrual that was included in other liabilities in the consolidated balance sheet.

A summary of pre-tax restructuring charges by segment was as follows for the year ended December 31:

(Amounts in millions)	2009	2008
Retirement and Protection	$3	$17
International	2	13
U.S. Mortgage Insurance	—	1
Corporate and Other	—	7

Total restructuring charges	$5	$38

(24) Noncontrolling Interests

On July 7, 2009, Genworth Canada, our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada. The Offering and the Over-Allotment Option generated gross proceeds of approximately $820 million. We paid $50 million of expenses directly related to the transaction, including underwriting commissions and other items. The gross proceeds included $22 million of cash remaining in Genworth Canada. In December 2009, a dividend of $10 million was paid to the noncontrolling interests.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of these changes in ownership interests and the effect on stockholders’ equity for the periods presented was as follows for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Canada shares to noncontrolling interests	(85)	—	—
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Canada shares to noncontrolling interests	(3)	—	—

Net transfers to noncontrolling interests	(88)	—	—

Change from net income (loss) available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(548)	$(572)	$1,220

(25) Subsequent Event

On January 13, 2010, Genworth Residential Mortgage Insurance Corporation of North Carolina, one of our U.S. mortgage insurance subsidiaries, and a counterparty executed an agreement effective January 1, 2010, cancelling coverage under 11 policies of bulk mortgage insurance with aggregate risk in-force of approximately $237 million as of December 31, 2009. We agreed to pay a termination fee of approximately $182 million (subject to specified adjustments) for prior or pending claims, and anticipated future unpaid claims, for coverage benefits under all 11 policies. Subject to the terms of this agreement, we were released of any further liability in connection with these policies. The amount of the termination fee has been fully provided for as of December 31, 2009, and any subsequent adjustment to the fee is not expected to be material.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 26, 2010, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments in 2009, and deferred acquisition costs in connection with modifications or exchanges of insurance contracts in 2007.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2010

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2009, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$2,673	$2,602	$2,602
Tax-exempt	1,606	1,544	1,544
Government—non-U.S.	2,310	2,384	2,384
Public utilities	3,299	3,384	3,384
All other corporate bonds	42,109	39,838	39,838

Total fixed maturity securities	51,997	49,752	49,752
Equity securities	139	159	159
Commercial mortgage loans	7,499	xxxxx	7,499
Policy loans	1,403	xxxxx	1,403
Other invested assets (1)	4,338	xxxxx	4,702

Total investments	$65,376	xxxxx	$63,515

(1)

The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets includes certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2009	2008	2007
Revenues:
Net investment and other income	$14	$61	$14
Net investment gains (losses)	(6)	19	(9)

Total revenues	8	80	5

Benefits and expenses:
Operating expenses	27	30	29
Interest expense	272	289	279

Total benefits and expenses	299	319	308

Loss before income taxes, equity in income (loss) of subsidiaries and gain on sale of discontinued operations	(291)	(239)	(303)
Benefit from income taxes	(96)	(86)	(93)
Equity in income (loss) of subsidiaries	(265)	(419)	1,353
Gain on sale of discontinued operations, net of taxes	—	—	77

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2009	2008
Assets
Investments:
Investment in subsidiaries	$15,718	$13,606
Fixed maturity securities available-for-sale, at fair value	2	2
Other invested assets	218	120

Total investments	15,938	13,728
Cash and cash equivalents	1,298	860
Deferred tax asset	265	179
Tax receivable from subsidiaries	354	379
Other assets	164	132

Total assets	$18,019	$15,278

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$351	$358
Other liabilities	588	367
Borrowings from subsidiaries	233	233
Short-term borrowings	930	1,133
Long-term borrowings	3,641	4,261

Total liabilities	5,743	6,352

Commitments and contingencies

Total Genworth Financial, Inc.’s stockholders’ equity	12,276	8,926

Total liabilities and stockholders’ equity	$18,019	$15,278

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(460)	$(572)	$1,220
Less gain on sale from discontinued operations, net of taxes	—	—	(77)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	265	419	(1,353)
Dividends from subsidiaries	904	405	895
Net investment (gains) losses	6	(19)	9
Amortization of fixed maturity discounts and premiums	—	3	1
Deferred income taxes	(83)	(51)	(3)
Gain on sale of subsidiary	(2)	—	—
Net increase in derivative instruments	115	—	—
Stock-based compensation expense	26	23	41
Change in certain assets and liabilities:
Accrued investment income and other assets	(8)	(37)	27
Other liabilities	92	(7)	135

Net cash from operating activities	855	164	895

Cash flows from investing activities:
Proceeds from fixed maturity securities	1	19	11
Purchases of fixed maturity securities	(5)	(3)	—
Cash received from sale of discontinued operations	—	—	613
Payments for business purchased, net of cash acquired	—	(5)	—
Capital contribution paid to subsidiaries	(97)	(634)	(399)

Net cash from investing activities	(101)	(623)	225

Cash flows from financing activities:
Short-term borrowings and other, net	(321)	930	(48)
Repayment and repurchase of long-term borrowings	(898)	(319)	(500)
Proceeds from issuance of long-term borrowings	298	597	349
Dividend paid to stockholders	—	(175)	(163)
Stock-based compensation awards exercised	—	5	39
Acquisition of treasury stock	—	(76)	(1,124)
Proceeds from issuance of common stock	622	—	600

Net cash from financing activities	(299)	962	(847)
Effect of exchange rate changes on cash and cash equivalents	(17)	—	—

Net change in cash and cash equivalents	438	503	273
Cash and cash equivalents at beginning of year	860	357	84

Cash and cash equivalents at end of year	$1,298	$860	$357

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2009, 2008 and 2007

(1) Organization and Purpose

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

(2) Borrowings and Commitments

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

In addition to the guarantees discussed in notes 18, 19 and 22 to our consolidated financial statements, we provided capital support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling up to $800 million and $875 million as of December 31, 2009 and 2008, respectively. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations.

We provided a limited guarantee to Rivermont Insurance Company I (“Rivermont I”), an indirect subsidiary, which was accounted for as a derivative and was carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2009 and 2008, the fair value of this derivative was $30 million and $5 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2009, 2008 and 2007, the effect on pre-tax income (loss) was $(7) million, $19 million and $(9) million, respectively.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit (“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets supporting the notes held in the trust. Any loan or LOC issued was an obligation of the trust and accrued interest at LIBOR plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The maximum potential amount of future obligation under this agreement is approximately $95 million.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2009, 2008 and 2007

In December 2007, Genworth entered into a $550 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement which was terminated on September 11, 2008. It was replaced with letters of credit issued by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100 million. After the downgrade of our holding company in November 2008, we fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2009.

(3) Supplemental Cash Flow Information

Net cash received for taxes was $13 million, $15 million and $52 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash paid for interest was $255 million, $243 million and $258 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2009	2008	2007
Supplemental schedule of non-cash activities:
Capital contributions to subsidiaries	$—	$(100)	$—
Dividends from subsidiaries	—	104	—
Dividends declared not yet paid	—	—	44

Total non-cash transactions	$—	$4	$44

(4) Income Taxes

Under the Tax Matters Agreement, Genworth was obligated to pay GE, over approximately 14 years, on an after-tax basis and subject to a maximum of $640 million, which is 80% of the tax savings associated with the Section 338 deductions. As of December 31, 2009 and 2008, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits associated with these deductions of $527 million and $555 million, respectively.

As of December 31, 2009, Genworth also held assets of $438 million in respect of the tax elections, comprised of an $84 million deferred tax asset and a $354 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $181 million of net deferred tax asset as of December 31, 2009 was primarily comprised of share-based compensation, net operating loss (“NOL”) carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. As of December 31, 2008, Genworth held assets of $472 million in respect of the tax elections, comprised of a $93 million deferred tax asset and a $379 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $86 million of net deferred tax asset as of December 31, 2008 was primarily comprised of share-based compensation, NOL carryforwards, alternative minimum tax carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2009, 2008 and 2007

NOL carryforwards amounted to $261 million as of December 31, 2009, and, if unused, will expire beginning in 2029.

(5) Subsequent Event

In January 2010, our holding company contributed $200 million of capital to our U.S. life insurance companies in support of growth opportunities in our life and long-term care insurance businesses which further strengthened the life companies’ capital base and increased the reported 2009 year end statutory risk-based capital ratio.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2009
Retirement and Protection	$6,585	$29,469	$22,974	$3,452	$558
International	727	—	21	813	4,050
U.S. Mortgage Insurance	24	—	—	2,289	106
Corporate and Other	5	—	5,475	13	—

Total	$7,341	$29,469	$28,470	$6,567	$4,714

December 31, 2008
Retirement and Protection	$6,958	$28,533	$24,659	$3,034	$552
International	795	—	19	572	4,063
U.S. Mortgage Insurance	23	—	—	1,712	119
Corporate and Other	10	—	10,024	4	—

Total	$7,786	$28,533	$34,702	$5,322	$4,734

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2009
Retirement and Protection	$3,313	$2,256	$4,354	$400	$1,039	$3,292
International	2,068	470	807	271	881	1,596
U.S. Mortgage Insurance	636	134	1,392	20	134	625
Corporate and Other	2	173	249	4	310	—

Total	$6,019	$3,033	$6,802	$695	$2,364	$5,513

December 31, 2008
Retirement and Protection	$3,659	$2,453	$4,693	$350	$1,423	$3,673
International	2,357	549	646	348	1,082	2,212
U.S. Mortgage Insurance	740	142	1,221	80	160	793
Corporate and Other	21	586	539	4	344	20

Total	$6,777	$3,730	$7,099	$782	$3,009	$6,698

December 31, 2007
Retirement and Protection	$3,494	$2,628	$4,465	$318	$1,182	$3,494
International	2,197	470	485	351	1,040	3,025
U.S. Mortgage Insurance	615	147	421	33	131	647
Corporate and Other	24	890	761	2	330	22

Total	$6,330	$4,135	$6,132	$704	$2,683	$7,188

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2010

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	51	Chairman of the Board, President and Chief Executive Officer
Pamela S. Schutz	55	Executive Vice President—Genworth
Kevin D. Schneider	48	Senior Vice President—Genworth
Ronald P. Joelson	51	Senior Vice President—Chief Investment Officer
Patrick B. Kelleher	52	Senior Vice President—Chief Financial Officer
Michael S. Laming	58	Senior Vice President—Human Resources
Scott J. McKay	48	Senior Vice President—Chief Information Officer
Joseph J. Pehota	48	Senior Vice President—Corporate Development
Michel G. Perreault	50	Senior Vice President—Chief Risk Officer
Leon E. Roday	56	Senior Vice President, General Counsel and Secretary
Frank J. Borelli	74	Director, member of Audit and Legal and Public Affairs Committees
Nancy J. Karch	62	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
J. Robert Kerrey	66	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Risa J. Lavizzo-Mourey	55	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Christine B. Mead	54	Director, member of Audit and Legal and Public Affairs Committees
Thomas E. Moloney	66	Director, member of Audit and Legal and Public Affairs Committees
James A. Parke	64	Director
James S. Riepe	66	Lead Director, member of Management Development and Compensation and Audit Committees
Barrett A. Toan	62	Director, member of Nominating and Corporate Governance and Legal and Public Affairs Committees
Thomas B. Wheeler	73	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer has been our Chairman of the Board, President and Chief Executive Officer since the completion of our initial public offering (“IPO”) in May 2004. Prior to our IPO, he had served as a Vice President of GE since December 1995 and a Senior Vice President of GE since June 2000. Mr. Fraizer was Chairman of the Board of GE Financial Assurance Holdings, Inc. (“GEFAHI”) from November 1996 to May 2004 and President and Chief Executive Officer of GEFAHI from April 1997 to May 2004. Prior to 1997, Mr. Fraizer served in various senior capacities at GE, including leadership roles at GE Capital Commercial Real Estate, GE Japan, GE Corporate Business Development and GE Corporate Audit Staff. Mr. Fraizer serves on the boards of the American Council of Life Insurers, the Andre Agassi Charitable Foundation and the Richmond Performing Arts CenterStage. Mr. Fraizer received a B.A. in Political Science from Carleton College.

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

Ronald P. Joelson has been our Senior Vice President—Chief Investment Officer since December 2008. Prior to joining our company, Mr. Joelson had been the Managing Director of Insurance Strategic Markets of JP Morgan Chase, from July 2007 until November 2008. Prior thereto, he had been with Prudential Financial where he served as the Senior Vice President and Chief Investment Officer, Asset Liability and Risk Management from June 2000 to July 2007. From January 1984 to May 2000, Mr. Joelson held a number of investment positions at Prudential Financial. Mr. Joelson graduated from Hamilton College in Clinton, NY with a B.A. degree in Economics and Government. He earned his M.B.A. from Columbia University’s Graduate School of Business.

Patrick B. Kelleher has been our Chief Financial Officer since March 2007 and a Senior Vice President since the end of January 2007. Mr. Kelleher also served as our Acting Controller from February 2008 through March 2008. Prior to joining our company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance and pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a B.S. degree from Franklin & Marshall College.

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

Michel G. Perreault has been our Senior Vice President – Chief Risk Officer since March 2009. Prior to joining our company, Mr. Perreault had been the Senior Vice President, Chief Actuary and Chief Insurance Risk Officer of ING U.S. Retail Annuity Business from February 2007 until February 2009. Prior thereto, he had been with Old Mutual U.S. Life Holdings where he served as the Senior Vice President and Chief Actuary from July 2001 until December 2006. From June 1994 to June 2001, Mr. Perreault was the Senior Vice President and Chief Actuary with Fidelity and Guaranty Life. Prior thereto, he was the Senior Vice President and Chief Actuary of The Holden Group (Security First Life) from September 1987 until May 1994. Mr. Perreault graduated from LAVAL University in Quebec, Canada with a B.A. in Actuarial Sciences; he is a Fellow of the Society of Actuaries.

Leon E. Roday has been our Senior Vice President, General Counsel and Secretary since the completion of our IPO in May 2004 and prior to the IPO was Senior Vice President, General Counsel, Secretary and a director of GEFAHI and its predecessor companies since May 1996 and a Vice President of GE since November 2002. From October 1982 through May 1996, Mr. Roday was at the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP, and he was a partner at that firm from 1991 to 1996. Mr. Roday received a B.A. in Political Science from the University of California at Santa Barbara and a J.D. from Brooklyn Law School. Mr. Roday is a member of the New York Bar and the Virginia Bar.

Frank J. Borelli has served as a member of our board of directors since June 2004. Mr. Borelli served as a Senior Advisor to Stone Point Capital, a former wholly-owned subsidiary of Marsh & McLennan Companies, Inc., following his retirement from Marsh & McLennan in January 2001 until December 2008. Prior thereto, he was Senior Vice President of Marsh & McLennan from April to December 2000 and Senior Vice President and Chief Financial Officer from September 1984 to April 2000. He is a director and Audit Committee Chairman of Express Scripts, Inc. and is a director of the Interpublic Group of Companies. Mr. Borelli is a Trustee of St. Thomas Aquinas College. During the last five years, Mr. Borelli also served as a director of the following public companies: Interpublic Group of Companies, Inc. and Express Scripts, Inc. Mr. Borelli received a B.B.A. in Business Administration from Bernard M. Baruch College, City University of New York.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She is a director of Liz Claiborne, Inc., MasterCard Incorporated, and The Corporate Executive Board Company. Ms. Karch is also on the board of the Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations. During the last five years, Ms. Karch also served as a director of the following public companies: The Gillette Company and Toys “R” Us, Inc. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

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

Risa J. Lavizzo-Mourey has served as a member of our board of directors since November 2007. Dr. Lavizzo-Mourey is the President and Chief Executive Officer of the Robert Wood Johnson Foundation and has served in that capacity since January 2003. She previously served as a Senior Vice President of the Robert Wood Johnson Foundation from April 2001 to January 2003. Dr. Lavizzo-Mourey served as the Director of the Institute on Aging and Chief of the Division of Geriatric Medicine from 1984 to 1992 and 1994 to 2001 and the Sylvan Eisman Professor of Medicine and Health Care Systems at the University of Pennsylvania from 1997 to 2001. She has served on numerous federal advisory committees including the Task Force on Aging Research, the Office of Technology Assessment Panel on Preventive Services for Medicare Beneficiaries, the Institute of Medicine’s Panel on Disease and Disability Prevention Among Older Adults and the President’s Advisory Commission on Consumer Protection and Quality in the Healthcare Industry. Dr. Lavizzo-Mourey also serves as a director of Hess Corporation. Dr. Lavizzo-Mourey earned her medical degree from Harvard Medical School and an M.B.A. from the University of Pennsylvania’s Wharton School.

Christine B. Mead has served as a member of our board of directors since October 2009. Ms. Mead was the Executive Vice President and Chief Financial Officer of Safeco Corporation and the Co-President of the Safeco insurance companies prior to her retirement on December 31, 2005. Prior to joining Safeco in 2002, Ms. Mead served in various roles at Travelers Insurance Companies from 1989 to 2001, including Senior Vice President and Chief Financial Officer, Chief Accounting Officer, and Controller. Ms. Mead also served with Price Waterhouse LLP from 1980 to 1989, and with Deloitte Haskins & Sells in the United Kingdom from 1976 to 1980. Ms. Mead is on the board of People for Puget Sound and an advisory board member of Outward Bound, both non-profit organizations. Ms. Mead received a Bachelor of Science degree in Accounting from University College Cardiff, United Kingdom.

Thomas E. Moloney has served as a member of our board of directors since October 2009. Mr. Moloney was the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. prior to his retirement on December 1, 2004. Mr. Moloney also served as the interim Chief Financial Officer of MSC – Medical Services Company from December 31, 2007 to March 31, 2008. Mr. Moloney served in various roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 2004, including Chief Financial Officer, Controller, and Senior Accountant. Mr. Moloney is on the boards of Nasabu Learning Group and the Boston Children’s Museum, both non-profit organizations. During the last five years, Mr. Moloney also served as a director of the following public company: MSC – Medical Services Corporation. Mr. Moloney received a Bachelor of Arts in Accounting from Bentley College and holds a Professional Director Certification from the Corporate Directors Group.

James A. Parke has served as a member of our board of directors since the completion of our IPO in May 2004. Mr. Parke retired as Vice Chairman and Chief Financial Officer of GE Capital Services and a Senior Vice President at GE in December 2005. He had served in those positions since 2002. From 1989 to 2002 he was Senior Vice President and Chief Financial Officer at GE Capital Services and a Vice President of GE. Prior thereto, from 1981 to 1989 he held various management positions in several GE businesses. He also serves as a director of buildOn, a not-for-profit corporation. Mr. Parke received a B.A. in History, Political Science and Economics from Concordia College in Minnesota.

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Lead Director in February 2009. Mr. Riepe was the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Mr. Riepe also served as a director of the T. Rowe Price Group, Inc. and as Chairman and director of the T. Rowe Price Funds until April 2006. Prior to joining T. Rowe Price Group, Inc. in 1982, Mr. Riepe was an Executive Vice President of The Vanguard Group. Mr. Riepe serves as a director of The NASDAQ OMX Group, Inc. and LPL Investment Holdings, Inc. He is a member of the University of Pennsylvania’s Board of Trustees and the chairman of the T. Rowe Price Program for Charitable Giving. He is also a trustee of the James S. and Gail P. Riepe Charitable Foundation and the Baltimore Museum of Art. During the last five years, Mr. Riepe also served as a director of T. Rowe Price Group, Inc. (a public company) and 57 T. Rowe Price registered investment companies (mutual funds). Mr. Riepe received an M.B.A. and a B.S. from the University of Pennsylvania.

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

Thomas B. Wheeler has served as a member of our board of directors since June 2004. Mr. Wheeler retired as Chairman of the Massachusetts Mutual (now known as MassMutual Financial Group) in December 2000 and as Chief Executive Officer in January 1999. He served as Chairman and Chief Executive Officer of MassMutual beginning in March 1996, President and Chief Executive Officer of MassMutual beginning in October 1988, and President and Chief Operating Officer of MassMutual beginning in January 1987. He served as Executive Vice President of MassMutual’s insurance and financial management line from July 1983 to December 1986 and MassMutual’s field sales force from May 1962 to June 1983, serving as Agent and General Agent. Mr. Wheeler is a director of Textron, Inc. He is a trustee of Woods Hole Oceanographic Institution. Mr. Wheeler received a B.A. in American Studies from Yale University.

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

1.      Financial Statements (see Item 8. Financial Statements and Supplementary Data)

2.     Financial Statement Schedules

3.     Exhibits

Number	Description
2.1	Stock Purchase Agreement, dated as of January 10, 2007, by and between Genworth Financial, Inc. and Sun Life Financial Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 12, 2007)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 9, 2008)

3.3	Certificate of Designations, Powers, Preferences and Rights of 5.25% Series A Cumulative Preferred Stock of Genworth, Financial, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, by and among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture between GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description
4.5	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 14, 2006)

4.6	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 14, 2006)

4.7	ISDA Master Agreement, dated as of March 2, 2000, between Morgan Stanley Derivative Products Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.8	Confirmation Letter, dated as of September 29, 2003, from Morgan Stanley Derivative Products Inc. to GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.9	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.10	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.11	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.12	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.13	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 19, 2005)

4.14	Supplemental Indenture No. 3, dated as of June 12, 2007, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2007)

4.15	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 22, 2008)

4.16	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 8, 2009)

10.1	Master Agreement, dated May 24, 2004, among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2005)

10.2	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 10, 2009)

Number	Description
10.3	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 10, 2009)

10.4	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5	Canadian Tax Matters, dated as of May 24, 2004, Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.6	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.7	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Coinsurance Agreement (filed herewith)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

Number	Description
10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Third Amendment to Coinsurance Agreement (filed herewith)

10.13	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.14.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15.2	Third Amendment to Retrocession Agreement (filed herewith)

10.16	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.16.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (filed herewith)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now know as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

Number	Description
10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.24	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (filed herewith)

10.25	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26	Amended and Restated Five-Year Credit Agreement, dated as of May 25, 2006, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 31, 2006)

10.27	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2007, among Genworth Financial, Inc., as borrower, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2007)

10.28*	Master Confirmation and related Supplemental Confirmation, dated May 17, 2007, relating to Genworth Financial, Inc.’s Accelerated Stock Repurchase Agreement with Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.29	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2006)

10.30§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.30.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 18, 2009)

10.31§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (filed herewith)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

Number	Description
10.33§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.34.2	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (filed herewith)

10.34.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34.6§	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.35§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated July 21, 2006)

10.36§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.37§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (filed herewith)

10.38§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (filed herewith)

10.39§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.40§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.41§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.41.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.41.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.42	Director Compensation Summary (filed herewith)

Number	Description
10.43§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Patrick B. Kelleher (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.44§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Leon E. Roday (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.45	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Patrick B. Kelleher (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher (filed herewith)

101	The following consolidated financial statements from Genworth Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

§	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Neither Genworth Financial, Inc., nor any of its consolidated subsidiaries, has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report, under which the total amount of securities authorized exceeds 10% of the total assets of Genworth Financial, Inc. and its subsidiaries on a consolidated basis. Genworth Financial, Inc. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report.

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

Dated: February 26, 2010

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 26, 2010

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK B. KELLEHER Patrick B. Kelleher	Senior Vice President—Chief Financial Officer (Principal Financial Officer)

/S/ AMY R. CORBIN Amy R. Corbin	Vice President and Controller (Principal Accounting Officer)

* Frank J. Borelli	Director

* Nancy J. Karch	Director

* J. Robert Kerrey	Director

* Risa J. Lavizzo-Mourey	Director

* Christine B. Mead	Director

* Thomas E. Moloney	Director

* James A. Parke	Director

* James S. Riepe	Director

* Barrett A. Toan	Director

* Thomas B. Wheeler	Director

*By	/S/ MICHAEL D. FRAIZER
Michael D. Fraizer Attorney-in-Fact