Form 10-Q
period 2010-03-31
GENWORTH FINANCIAL INC
filed 2010-04-30
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 26, 2010, 489,079,622 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Premiums	$1,470	$1,502
Net investment income	765	711
Net investment gains (losses)	(70)	(770)
Insurance and investment product fees and other	256	291

Total revenues	2,421	1,734

Benefits and expenses:
Benefits and other changes in policy reserves	1,315	1,508
Interest credited	213	275
Acquisition and operating expenses, net of deferrals	475	441
Amortization of deferred acquisition costs and intangibles	184	247
Interest expense	115	96

Total benefits and expenses	2,302	2,567

Income (loss) before income taxes	119	(833)
Benefit for income taxes	(93)	(364)

Net income (loss)	212	(469)
Less: net income attributable to noncontrolling interests	34	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$178	$(469)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.36	$(1.08)

Diluted	$0.36	$(1.08)

Weighted-average common shares outstanding:
Basic	488.8	433.2

Diluted	493.5	433.2

Supplemental disclosures:
Total other-than-temporary impairments	$(77)	$(597)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(3)	—

Net other-than-temporary impairments	(80)	(597)
Other investments gains (losses)	10	(173)

Total net investment gains (losses)	$(70)	$(770)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$52,040	$49,752
Equity securities available-for-sale, at fair value	179	159
Commercial mortgage loans	7,336	7,499
Restricted commercial mortgage loans related to securitization entities	552	—
Policy loans	1,408	1,403
Other invested assets	3,972	4,702
Restricted other invested assets related to securitization entities ($377 at fair value)	385	—

Total investments	65,872	63,515
Cash and cash equivalents	3,466	5,002
Accrued investment income	775	691
Deferred acquisition costs	7,252	7,341
Intangible assets	863	934
Goodwill	1,319	1,324
Reinsurance recoverable	17,333	17,332
Other assets	934	954
Deferred tax asset	18	92
Separate account assets	11,261	11,002

Total assets	$109,093	$108,187

Liabilities and stockholders’ equity

Liabilities:
Future policy benefits	$29,686	$29,469
Policyholder account balances	28,107	28,470
Liability for policy and contract claims	6,389	6,567
Unearned premiums	4,571	4,714
Other liabilities ($135 and $— other liabilities related to securitization entities)	6,185	6,298
Borrowings related to securitization entities ($58 at fair value)	551	—
Non-recourse funding obligations	3,437	3,443
Short-term borrowings	930	930
Long-term borrowings	3,638	3,641
Deferred tax liability	313	303
Separate account liabilities	11,261	11,002

Total liabilities	95,068	94,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 577 million shares issued as of March 31, 2010 and December 31, 2009; 489 million shares outstanding as of March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	12,064	12,034

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(652)	(1,151)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(208)	(247)

Net unrealized investment gains (losses)	(860)	(1,398)

Derivatives qualifying as hedges	777	802
Foreign currency translation and other adjustments	430	432

Total accumulated other comprehensive income (loss)	347	(164)
Retained earnings	3,179	3,105
Treasury stock, at cost (88 million shares as of March 31, 2010 and December 31, 2009)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,891	12,276
Noncontrolling interests	1,134	1,074

Total stockholders’ equity	14,025	13,350

Total liabilities and stockholders’ equity	$109,093	$108,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	91	(104)	—	(13)	—	(13)
Comprehensive income (loss):
Net income (loss)	—	—	—	178	—	178	34	212
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	408	—	—	408	(1)	407
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	39	—	—	39	—	39
Derivatives qualifying as hedges	—	—	(25)	—	—	(25)	—	(25)
Foreign currency translation and other adjustments	—	—	(2)	—	—	(2)	37	35

Total comprehensive income (loss)								668
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	—	10
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of March 31, 2010	$1	$12,064	$347	$3,179	$(2,700)	$12,891	$1,134	$14,025

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(CONTINUED)

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

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$212	$(469)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	24	82
Net investment losses (gains)	70	770
Charges assessed to policyholders	(113)	(103)
Acquisition costs deferred	(193)	(194)
Amortization of deferred acquisition costs and intangibles	184	247
Deferred income taxes	(101)	(502)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	58	(56)
Stock-based compensation expense	11	8
Change in certain assets and liabilities:
Accrued investment income and other assets	(43)	(70)
Insurance reserves	576	468
Current tax liabilities	(163)	83
Other liabilities and other policy-related balances	(392)	519

Net cash from operating activities	130	783

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	941	901
Commercial mortgage loans	136	239
Restricted commercial mortgage loans related to securitization entities	12	—
Proceeds from sales of investments:
Fixed maturity and equity securities	1,021	947
Purchases and originations of investments:
Fixed maturity and equity securities	(3,623)	(825)
Other invested assets, net	344	—
Policy loans, net	(5)	(8)

Net cash from investing activities	(1,174)	1,254

Cash flows from financing activities:
Deposits to universal life and investment contracts	490	773
Withdrawals from universal life and investment contracts	(913)	(2,803)
Short-term borrowings and other, net	(37)	(82)
Repayment and repurchase of long-term borrowings	—	(79)
Redemption of non-recourse funding obligations	(6)	(12)
Repayment of borrowings related to securitization entities	(11)	—
Dividends paid to noncontrolling interests	(10)	—

Net cash from financing activities	(487)	(2,203)
Effect of exchange rate changes on cash and cash equivalents	(5)	(98)

Net change in cash and cash equivalents	(1,536)	(264)
Cash and cash equivalents at beginning of period	5,002	7,328

Cash and cash equivalents at end of period	$3,466	$7,064

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003. The accompanying condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting or where we are the primary beneficiary of a variable interest entity, which we refer to as the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2009 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Pronouncements

Recently Adopted

Accounting for Transfers of Financial Assets

On January 1, 2010, we adopted new accounting guidance related to accounting for transfers of financial assets. This accounting guidance amends the previous guidance on transfers of financial assets by eliminating the qualifying special-purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. The elimination of the qualifying special-purpose entity concept requires that these entities be considered for consolidation as a result of the new guidance related to variable interest entities (“VIEs”) as discussed below.

Improvements to Financial Reporting by Enterprises Involved with VIEs

On January 1, 2010, we adopted new accounting guidance for determining which enterprise, if any, has a controlling financial interest in a VIE and requires additional disclosures about involvement in VIEs. Under this new accounting guidance, the primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Upon adoption of this new accounting guidance, we were required to consolidate certain VIEs, including previously qualifying special-purpose entities and investment structures. We recorded a transition adjustment for the impact upon adoption to reflect the difference between the assets and liabilities of the newly consolidated entities and the amounts recorded for our interests in these entities prior to adoption. On January 1, 2010, we recorded a net cumulative effect adjustment of $104 million to retained earnings with a partial offset to accumulated other comprehensive income (loss) of $91 million related to the adoption of this new accounting guidance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assets and liabilities of the newly consolidated entities were as follows as of January 1, 2010:

(Amounts in millions)	Carrying value (1)	Adjustment for election of fair value option (2)	Amounts recorded upon consolidation
Assets
Restricted commercial mortgage loans	$564	$—	$564
Restricted other invested assets	409	(30)	379
Accrued investment income	2	—	2

Total assets	975	(30)	945

Liabilities
Other liabilities	138	—	138
Borrowings related to securitization entities	644	(80)	564

Total liabilities	782	(80)	702

Net assets and liabilities of newly consolidated entities	$193	$50	243

Less: amortized cost of fixed maturity securities previously recorded (3)			404

Cumulative effect adjustment to retained earnings upon adoption, pre-tax			(161)
Tax effect			57

Net cumulative effect adjustment to retained earnings upon adoption			$(104)

(1)

Carrying value represents the amounts that would have been recorded in the consolidated financial statements on January 1, 2010 had we recorded the assets and liabilities in our financial statements from the date we first met the conditions for consolidation based on the criteria in the new accounting guidance.

(2)	Amount represents the difference between book value and fair value of the investments and borrowings related to consolidated securitization entities where we have elected fair value option.
(3)	Fixed maturity securities that were previously recorded had net unrealized investment losses of $91 million included in accumulated other comprehensive income (loss) as of December 31, 2009.

For commercial mortgage loans, the carrying amounts represent the unpaid principal balance less any reserve. Restricted other invested assets are comprised of trading securities that are recorded at fair value. Trading securities represent asset-backed securities where we elected fair value option. Borrowings related to securitization entities are recorded at unpaid principal except for the borrowings related to entities where we elected fair value option for all assets and liabilities.

For certain entities consolidated upon adoption of the new accounting guidance on January 1, 2010, we elected fair value option to measure all assets and liabilities at current fair value with future changes in fair value being recording in income (loss). We elected fair value option for certain entities as a method to better present the offsetting changes in assets and liabilities related to third-party interests in those entities and eliminated the potential accounting mismatch between the measurement of the assets and derivatives of the entity compared to the borrowings issued by the entity. The entities where we did not elect fair value option did not have the same accounting mismatch since the assets held by the securitization entity and the borrowings of the entity were recorded at cost. See note 7 for additional information related to consolidation of VIEs.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The new accounting guidance related to consolidation of VIEs has been deferred for a reporting entity’s interest in an entity that has all of the attributes of an investment company as long as there is no implicit or explicit obligation to fund losses of the entity. For entities that meet these criteria, the new accounting guidance related to VIE consolidation would not be applicable until further guidance is issued. Accordingly, we did not have any impact upon adoption related to entities that meet the deferral criteria, such as certain limited partnership and fund investments.

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

On January 1, 2010, we adopted new accounting guidance requiring additional disclosures for significant transfers between Level 1 and 2 fair value measurements and clarifications to existing fair value disclosures related to the level of disaggregation, inputs and valuation techniques. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In March 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract. Under the new accounting guidance, only embedded credit derivative features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements. Accordingly, entities will be required to bifurcate any embedded credit derivative features that no longer qualify under the amended scope exception, or, for certain investments, an entity can elect fair value option and record the entire investment at fair value. This accounting guidance will be effective for us on July 1, 2010. Upon adoption, any changes in the carrying value of impacted items will be recorded directly in retained earnings. We have not yet determined the impact this accounting guidance will have on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. This new accounting guidance will be effective for us on January 1, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued new accounting guidance on how investments held through separate accounts affect an insurer’s consolidation analysis of those investments. This new accounting guidance will be effective for us on January 1, 2011. We have not yet determined the impact this accounting guidance will have on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2010	2009
Net income (loss)	$212	$(469)
Less: net income attributable to noncontrolling interests	34	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$178	$(469)

Basic per common share:
Net income (loss)	$0.43	$(1.08)
Less: net income attributable to noncontrolling interests	0.07	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.36	$(1.08)

Diluted per common share:
Net income (loss)	$0.43	$(1.08)
Less: net income attributable to noncontrolling interests	0.07	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.36	$(1.08)

Weighted-average shares used in basic earnings (loss) per common share calculations	488.8	433.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.7	—

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	493.5	433.2

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 53,858 would have been antidilutive to the calculation. If we had not incurred a net loss in 2009, dilutive potential common shares would have remained at 433.2 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Fixed maturity securities—taxable	$626	$623
Fixed maturity securities—non-taxable	16	30
Commercial mortgage loans	104	114
Restricted commercial mortgage loans related to securitization entities (1)	10	—
Equity securities	2	3
Other invested assets	(2)	(99)
Restricted other invested assets related to securitization entities (1)	1	—
Policy loans	27	44
Cash, cash equivalents and short-term investments	5	17

Gross investment income before expenses and fees	789	732
Expenses and fees	(24)	(21)

Net investment income	$765	$711

(1)	See note 7 for additional information related to consolidated securitization entities.

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Available-for-sale securities:
Realized gains on sale	$23	$29
Realized losses on sale	(38)	(63)
Impairments:
Total other-than-temporary impairments	(77)	(597)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(3)	—

Net other-than-temporary impairments	(80)	(597)

Trading securities	6	(12)
Commercial mortgage loans	(4)	(6)
Net gains (losses) related to securitization entities (1)	11	—
Derivative instruments	(8)	(121)
Other	20	—

Net investment gains (losses)	$(70)	$(770)

(1)	See note 7 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of the period indicated:

(Amounts in millions)	As of or for the three months ended March 31, 2010
Cumulative credit loss beginning balance	$1,059
Additions:
Other-than-temporary impairments not previously recognized	20
Increases related to other-than-temporary impairments previously recognized	46
Reductions:
Securities sold, paid down or disposed	(100)
Securities where there is intent to sell	—

Cumulative credit loss ending balance	$1,025

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to present value of future profits, deferred acquisition costs and sales inducements that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2010	December 31, 2009
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(1,245)	$(2,245)
Equity securities	16	20
Other invested assets	(26)	(29)

Subtotal	(1,255)	(2,254)
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	(21)	138
Income taxes, net	454	757

Net unrealized investment gains (losses)	(822)	(1,359)
Less: net unrealized investment (gains) losses attributable to noncontrolling interests	38	39

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(860)	$(1,398)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the period indicated:

(Amounts in millions)	As of or for the three months ended March 31, 2010
Beginning balance	$(1,398)
Impact upon adoption of new accounting guidance	91
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	763
Adjustment to deferred acquisition costs	(113)
Adjustment to present value of future profits	(31)
Adjustment to sales inducements	(15)
Provision for income taxes	(220)

Change in unrealized gains (losses) on investment securities	384
Reclassification adjustments to net investment (gains) losses, net of taxes of $(34)	62

Change in net unrealized investment gains (losses)	537
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	1

Ending balance	$(860)

(d) Fixed Maturity and Equity Securities

As of March 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,079	$30	$—	$(80)	$—	$3,029
Tax-exempt	1,495	35	—	(94)	—	1,436
Government—non-U.S.	2,323	103	—	(12)	—	2,414
U.S. corporate	22,108	722	8	(583)	(2)	22,253
Corporate—non-U.S.	13,019	407	13	(288)	—	13,151
Residential mortgage-backed	4,445	50	8	(402)	(291)	3,810
Commercial mortgage-backed	4,243	95	6	(577)	(74)	3,693
Other asset-backed	2,573	12	—	(310)	(21)	2,254

Total fixed maturity securities	53,285	1,454	35	(2,346)	(388)	52,040
Equity securities	163	19	—	(3)	—	179

Total available-for-sale securities	$53,448	$1,473	$35	$(2,349)	$(388)	$52,219

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2010:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$1,967	$(77)	73	$60	$(3)	5
Tax-exempt	160	(5)	47	342	(89)	108
Government—non-U.S.	488	(4)	32	73	(8)	12
U.S. corporate	3,084	(62)	348	4,721	(523)	403
Corporate—non-U.S.	1,977	(38)	185	2,160	(250)	206
Residential mortgage-backed	924	(29)	164	1,170	(664)	450
Commercial mortgage-backed	128	(12)	24	1,418	(639)	306
Other asset-backed	85	(1)	16	1,333	(330)	169

Subtotal, fixed maturity securities	8,813	(228)	889	11,277	(2,506)	1,659
Equity securities	17	(1)	15	12	(2)	10

Total for securities in an unrealized loss position	$8,830	$(229)	904	$11,289	$(2,508)	1,669

% Below cost—fixed maturity securities:
<20% Below cost	$8,789	$(203)	829	$8,747	$(651)	948
20-50% Below cost	13	(7)	23	2,116	(1,019)	410
>50% Below cost	11	(18)	37	414	(836)	301

Total fixed maturity securities	8,813	(228)	889	11,277	(2,506)	1,659

% Below cost—equity securities:
<20% Below cost	17	(1)	15	11	(1)	7
>50% Below cost	—	—	—	1	(1)	3

Total equity securities	17	(1)	15	12	(2)	10

Total for securities in an unrealized loss position	$8,830	$(229)	904	$11,289	$(2,508)	1,669

Investment grade	$8,562	$(209)	804	$9,380	$(1,666)	1,187
Below investment grade	268	(20)	100	1,909	(842)	482
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equity securities	—	—	—	—	—	—

Total for securities in an unrealized loss position	$8,830	$(229)	904	$11,289	$(2,508)	1,669

The investment securities in an unrealized loss position as of March 31, 2010 consisted of 2,573 securities and accounted for unrealized losses of $2,737 million. Of these unrealized losses of $2,737 million, 69% were investment grade (rated “AAA” through “BBB-”) and 31% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to widening credit spreads and a depressed market for certain structured mortgage securities. Included in these unrealized losses as of March 31, 2010 was $388 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $376 million have been in an unrealized loss position for more than 12 months.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the unrealized losses of $2,737 million, $1,675 million were related to structured securities and $558 million were related to corporate securities in the finance and insurance sector. Of the remaining gross unrealized losses of $504 million, $186 million were related to U.S. government, agencies and government-sponsored enterprises, tax-exempt and government—non-U.S. securities and $318 million were primarily related to other corporate securities that were spread evenly across all other sectors with no individual sector exceeding $57 million.

Of the $1,675 million unrealized losses in structured securities, 41% were in residential mortgage-backed securities and 39% were in commercial mortgage-backed securities with the remainder in other asset-backed securities. Approximately 58% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of March 31, 2010.

Of the $558 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of March 31, 2010. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. All of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions, the risk that income payments may be deferred and the risk that these institutions could be nationalized. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings.

Of the investment securities in an unrealized loss position for 12 months or more as of March 31, 2010, 714 securities were 20% or more below cost, of which 328 securities were also below investment grade (rated “BB+” and below) and accounted for unrealized losses of $742 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $289 million was recorded in OCI.

While certain securities included in the preceding table were considered other-than-temporarily impaired, we expect to recover the new amortized cost based on our estimate of cash flows to be collected. As of March 31, 2010, we expect to recover our amortized cost on the securities included in the chart above and do not intend to sell or it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,634	$2,660
Due after one year through five years	12,313	12,582
Due after five years through ten years	7,929	8,152
Due after ten years	19,148	18,889

Subtotal	42,024	42,283
Residential mortgage-backed	4,445	3,810
Commercial mortgage-backed	4,243	3,693
Other asset-backed	2,573	2,254

Total	$53,285	$52,040

As of March 31, 2010, $5,437 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2010, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 26%, 22% and 11% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2010, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the periods indicated:

	March 31, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$2,074	28%	$2,115	28%
Office	1,991	27	2,025	27
Industrial	1,955	27	1,979	26
Apartments	819	11	832	11
Mixed use/other	543	7	590	8

Total principal balance	7,382	100%	7,541	100%

Unamortized balance of loan origination fees and costs	6		6
Allowance for losses	(52)		(48)

Total (1)	$7,336		$7,499

(1)	Included $17 million of held-for-sale mortgage loans as of December 31, 2009. In the first quarter of 2010, we began reporting held-for-sale mortgages in other invested assets.

	March 31, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$1,966	27%	$2,005	27%
South Atlantic	1,669	23	1,711	23
Middle Atlantic	987	13	1,005	13
East North Central	714	10	728	10
Mountain	640	9	650	9
New England	486	6	492	6
West North Central	385	5	389	5
West South Central	325	4	331	4
East South Central	210	3	230	3

Total principal balance	7,382	100%	7,541	100%

Unamortized balance of loan origination fees and costs	6		6
Allowance for losses	(52)		(48)

Total (1)	$7,336		$7,499

(1)	Included $17 million of held-for-sale mortgage loans as of December 31, 2009. In the first quarter of 2010, we began reporting held-for-sale mortgages in other invested assets.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses (none for the three months ended March 31, 2010 and $21 million for the year ended December 31, 2009) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition (none for the three months ended March 31, 2010 and for the year ended December 31, 2009).

Average investment in specifically impaired loans was $9 million and $10 million as of March 31, 2010 and December 31, 2009, respectively, and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the period indicated:

(Amounts in millions)	March 31, 2010
Beginning balance	$48
Provision	4
Release	—

Ending balance	$52

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	March 31, 2010
(Amounts in millions)	Carrying value	% of total
Property Type
Retail	$200	36%
Industrial	136	25
Office	125	22
Apartments	67	12
Mixed use/other	26	5

Total principal balance	554	100%

Allowance for losses	(2)

Total	$552

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2010
(Amounts in millions)	Carrying value	% of total
Geographic Region
South Atlantic	$198	36%
Pacific	100	18
Middle Atlantic	74	13
East North Central	64	12
Mountain	37	7
East South Central	34	6
West North Central	33	6
West South Central	13	2
New England	1	—

Total principal balance	554	100%

Allowance for losses	(2)

Total	$552

See note 7 for additional information related to consolidated securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities are comprised of asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 7 for additional information related to consolidated securitization entities.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks. While we use derivatives to mitigate or reduce risks, certain derivatives do not meet the accounting requirements to be designated as hedging instruments and are denoted as “derivatives not designated as hedges” in the following disclosures. For derivatives that meet the accounting requirements to be designated as hedges, the following disclosures for these derivatives are denoted as “derivatives designated as hedges,” which include both cash flow and fair value hedges.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Asset derivatives			Liability derivatives
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$69	$72	Other liabilities	$158	$114
Inflation indexed swaps	Other invested assets	1	—	Other liabilities	13	21
Foreign currency swaps	Other invested assets	100	101	Other liabilities	—	—

Total cash flow hedges		170	173		171	135

Fair value hedges:
Interest rate swaps	Other invested assets	130	132	Other liabilities	12	15
Foreign currency swaps	Other invested assets	22	24	Other liabilities	—	—

Total fair value hedges		152	156		12	15

Total derivatives designated as hedges		322	329		183	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	475	505	Other liabilities	44	59
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	16	—
Interest rate swaptions	Other invested assets	14	54	Other liabilities	18	67
Credit default swaps	Other invested assets	10	11	Other liabilities	1	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	118	—
Equity index options	Other invested assets	34	39	Other liabilities	4	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	4	8	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	(6)	(5)	Policyholder account balances (3)	145	175

Total derivatives not designated as hedges		531	612		346	306

Total derivatives		$853	$941		$529	$456

(1)	See note 7 for additional information related to consolidated securitization entities.
(2)	Represents the embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	March 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,182	$(3)	$10,658
Inflation indexed swaps	Notional	376	157	—	533
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,339	(3)	11,682

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(74)	2,292
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(74)	2,377

Total derivatives designated as hedges		12,797	1,339	(77)	14,059

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	1,246	(354)	7,366
Interest rate swaps related to securitization entities	Notional	—	138	—	138
Interest rate swaptions	Notional	5,100	—	(3,300)	1,800
Credit default swaps	Notional	1,090	—	—	1,090
Credit default swaps related to securitization entities	Notional	—	322	—	322
Equity index options	Notional	912	149	(81)	980
Financial futures	Notional	5,822	2,186	(2,545)	5,463
Other foreign currency contracts	Notional	521	—	—	521

Total derivatives not designated as hedges		19,919	4,041	(6,280)	17,680

Total derivatives		$32,716	$5,380	$(6,357)	$31,739

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	March 31, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	1,323	(461)	48,405

Approximately $1.1 billion of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $112 million as of March 31, 2010.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(36)	$4	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	1	(2)	Interest expense	—	Net investment gains (losses)

Total	$(35)	$3		$(3)

(1)

No amounts were reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

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

(1)

Amounts included $3 million of gains reclassified into income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $777 million, net of taxes, recorded in stockholders’ equity as of March 31, 2010 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $6 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the three months ended March 31, 2010 in connection with forecasted transactions that were no longer considered probable of occurring.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	Net investment gains (losses)	25	Interest credited	1	Net investment gains (losses)
Foreign currency swaps	(2)	Net investment gains (losses)	1	Interest credited	2	Net investment gains (losses)

Total	$(2)		$23		$2

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

The difference between the gain (loss) recognized for the derivative instruments and the hedged items presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the income (loss) effects of the derivative instruments that are presented in the same location as the income (loss) activity from the hedged items. There were no amounts excluded from the measurement of effectiveness.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; and (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We also have derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives typically only have recourse to the securitization entity. The interest rate swaps used for these entities are typically used to effectively convert the interest payments on the assets of the securitization entity to the same basis as the interest rate on the borrowings issued by the securitization entity. Credit default swaps are utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also include a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap. See note 7 for additional information related to consolidated securitization entities.

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2010	2009
Interest rate swaps	$(6)	$82	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	—	Net investment gains (losses)
Interest rate swaptions	22	(242)	Net investment gains (losses)
Credit default swaps	5	(14)	Net investment gains (losses)
Credit default swaps related to securitization entities	5	—	Net investment gains (losses)
Equity index options	(27)	16	Net investment gains (losses)
Financial futures	(33)	79	Net investment gains (losses)
Inflation indexed swaps	—	(7)	Net investment gains (losses)
Other foreign currency contracts	(3)	8	Net investment gains (losses)
GMWB embedded derivatives	36	(39)	Net investment gains (losses)

Total derivatives not designated as hedges	$(4)	$(117)

Derivative Counterparty Credit Risk

As of March 31, 2010 and December 31, 2009, net fair value assets by counterparty totaled $710 million and $739 million, respectively. As of March 31, 2010 and December 31, 2009, net fair value liabilities by counterparty totaled $233 million and $74 million, respectively. As of March 31, 2010 and December 31, 2009, we retained collateral of $628 million and $647 million, respectively, related to these agreements, including over collateralization of $25 million and $10 million, respectively, from certain counterparties. As of March 31, 2010, we posted $110 million of collateral to derivative counterparties, including over collateralization of $14 million. As of December 31, 2009, we posted $121 million of collateral to derivative counterparties, including over collateralization of $46 million. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2010 and December 31, 2009, we

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

could have been allowed to claim up to $107 million and $102 million, respectively, from counterparties and required to disburse up to $5 million and $1 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

In addition to the credit derivatives discussed above, we also have credit derivative instruments related to securitization entities that we were required to consolidate in 2010. These derivatives represent a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers are similar to those described above. In the event of default, the securitization entity will provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity is the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity. See note 9 for information on the third-party borrowings related to consolidated securitization entities.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$—	$—	$—	$6	$—	$—
AA
Matures after one year through five years	11	—	—	5	—	—
A
Matures after one year through five years	32	—	1	32	1	—
Matures after five years through ten years	10	—	—	10	—	—
BBB
Matures after one year through five years	73	2	—	73	1	—
Matures after five years through ten years	29	—	—	29	—	—

Total credit default swaps on single name reference entities	$155	$2	$1	$155	$2	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$150	$—	$—	$50	$—	$—
9% – 12% matures after five years through ten years (2)	150	1	—	250	1	1
10% – 15% matures after five years through ten years (3)	250	1	—	250	—	2
12% – 22% matures after five years through ten years (4)	248	3	—	248	4	—
15% – 30% matures after five years through ten years (5)	127	3	—	127	2	—

Total credit default swap index tranches	925	8	—	925	7	3

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (6)	22	—	14	—	—	—
Portion backing our interest maturing 2017 (7)	300	—	104	—	—	—

Total customized credit default swap index tranches related to securitization entities	322	—	118	—	—	—

Total credit default swaps on index tranches	$1,247	$8	$118	$925	$7	$3

(1)	The current attachment/detachment as of March 31, 2010 and December 31, 2009 was 9% – 12%.
(2)	The current attachment/detachment as of March 31, 2010 and December 31, 2009 was 9% – 12%.
(3)	The current attachment/detachment as of March 31, 2010 and December 31, 2009 was 10% – 15%.
(4)	The current attachment/detachment as of March 31, 2010 and December 31, 2009 was 12% – 22%.
(5)	The current attachment/detachment as of March 31, 2010 and December 31, 2009 was 14.8% – 30.3%.
(6)	Original notional value was $39 million.
(7)	Original notional value was $300 million.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	March 31, 2010			December 31, 2009
(Amounts in millions)	Par value	Amortized cost	Fair value	Par value	Amortized cost	Fair value
Credit rating:
AA
Matures after five years through ten years	$100	$100	$97	$100	$100	$96
BBB
Matures after five years through ten years	—	—	—	100	100	76
BB
Matures after five years through ten years	—	—	—	200	228	148

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$100	$100	$97	$400	$428	$320

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) Fair Value of Financial Instruments

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

Restricted commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments, limited partnerships accounted for under the cost method and bank loans.

Short-term borrowings. Based on carrying value which approximates fair value since the borrowings are based on variable interest rates that are reset monthly.

Long-term borrowings. Based on market quotes or comparable market transactions.

Non-recourse funding obligations. Based on the then current coupon, revalued based on the London Interbank Offered Rate (“LIBOR”) rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

Borrowings related to securitization entities. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	March 31, 2010				December 31, 2009
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$7,336	$7,077		$(1)	$7,499	$7,213
Restricted commercial mortgage loans (2)		(1)	552	554		(1)	—	—
Other invested assets		(1)	1,456	1,460		(1)	1,766	1,769
Liabilities:
Short-term borrowings (3)		(1)	930	930		(1)	930	930
Long-term borrowings (3)		(1)	3,638	3,470		(1)	3,641	3,291
Non-recourse funding obligations (3)		(1)	3,437	1,718		(1)	3,443	1,674
Borrowings related to securitization entities (2), (3)		(1)	493	510		(1)	—	—
Investment contracts		(1)	21,107	21,375		(1)	21,515	21,743
Performance guarantees, principally letters of credit	77		—	—	117		—	—
Other firm commitments:
Commitments to fund limited partnerships	187		—	—	194		—	—
Ordinary course of business lending commitments	9		—	—	—		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 7 for additional information related to consolidated securitization entities.
(3)	See note 9 for additional information related to borrowings.

Recurring Fair Value Measurements

We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

Fixed maturity, equity and trading securities

The valuations of fixed maturity, equity and trading securities are determined using a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information.

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by third-party pricing services and broker quotes, management determines the fair value of our investment securities after considering all relevant and available information. We also obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received and determine the appropriate fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In general, we first obtain valuations from pricing services. If a price is not supplied by a pricing service, we will typically seek a broker quote. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quote valuation is available, we determine fair value using internal models.

For pricing services, we obtain an understanding of the pricing methodologies and procedures for each type of instrument. In general, a pricing service does not provide a price for a security if sufficient information is not readily available to determine fair value or if such security is not in the specific sector or class covered by a particular pricing service. Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs.

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We assign each security an internal rating to determine appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds to determine whether the spreads utilized would be considered observable inputs for the private placement being valued. To determine the significance of unobservable inputs, we calculate the impact on the valuation from the unobservable input and will classify a security as Level 3 when the impact on the valuation exceeds 10%.

For broker quotes, we discuss the valuation methodology utilized by the third party but cannot typically obtain sufficient evidence to determine the valuation does not include significant unobservable inputs. Accordingly, we typically classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

For remaining securities priced using internal models, we maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of each class of fixed maturity securities as of March 31, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,012	$—	$3,012	$—
Broker quotes	1	—	—	1
Internal models	16	—	9	7

Total U.S. government, agencies and government-sponsored enterprises	3,029	—	3,021	8

Tax-exempt:
Pricing services	1,434	—	1,434	—
Internal models	2	—	—	2

Total tax-exempt	1,436	—	1,434	2

Government—non-U.S.:
Pricing services	2,385	—	2,385	—
Internal models	29	—	28	1

Total government—non-U.S.	2,414	—	2,413	1

U.S. corporate:
Pricing services	18,782	—	18,782	—
Broker quotes	260	—	—	260
Internal models	3,211	—	2,565	646

Total U.S. corporate	22,253	—	21,347	906

Corporate—non-U.S.:
Pricing services	10,867	—	10,768	99
Broker quotes	214	—	—	214
Internal models	2,070	—	1,875	195

Total corporate—non-U.S.	13,151	—	12,643	508

Residential mortgage-backed:
Pricing services	3,639	—	3,639	—
Broker quotes	29	—	—	29
Internal models	142	—	—	142

Total residential mortgage-backed	3,810	—	3,639	171

Commercial mortgage-backed:
Pricing services	3,646	—	3,646	—
Broker quotes	7	—	—	7
Internal models	40	—	—	40

Total commercial mortgage-backed	3,693	—	3,646	47

Other asset-backed:
Pricing services	1,834	—	1,834	—
Broker quotes	155	—	—	155
Internal models	265	—	11	254

Total other asset-backed	2,254	—	1,845	409

Total fixed maturity securities	$52,040	$—	$49,988	$2,052

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of equity securities as of March 31, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$112	$24	$88	$—
Broker quotes	5	—	—	5
Internal models	62	—	—	62

Total equity securities	$179	$24	$88	$67

The following table summarizes the primary sources considered when determining fair value of trading securities as of March 31, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$25	$—	$25	$—
Broker quotes	142	—	—	142

Total trading securities	$167	$—	$25	$142

Restricted other invested assets related to securitization entities

We have trading securities related to securitization entities that are classified as restricted other invested assets and are carried at fair value. The trading securities represent asset-backed securities. The valuation for trading securities is determined using a market approach and/or an income approach depending on the availability of information. For certain highly rated asset-backed securities, there is observable market information for transactions of the same or similar instruments and is provided to us by a third-party pricing service and is classified as Level 2. For certain securities that are not actively traded, we determine fair value after considering third-party broker provided prices or discounted expected cash flows using current yields for similar securities and classify these valuations as Level 3.

Securities lending and derivative counterparty collateral

The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. We determine fair value after considering prices obtained by third-party pricing services.

Separate account assets

The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

Derivatives

In determining the fair value of derivatives, we consider the counterparty collateral arrangements and rights of set-off when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk. As a result of these counterparty arrangements, we determined no adjustment for our non-performance risk was required to our derivative liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate swaps. The valuation of interest rate swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2. For certain swaps, there are features that provide an option to the counterparty to terminate the swap at specified dates and would be considered a significant unobservable input and results in the fair value measurement of the derivative being classified as Level 3.

Interest rate swaps related to securitization entities. The valuation of interest rate swaps related to securitization entities is determined using an income approach. The primary input into the valuation represent the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2.

Inflation indexed swaps. The valuation of inflation indexed swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and consumer price index, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

Interest rate swaptions. The valuation of interest rate swaptions is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, which is generally considered an observable input, forward interest rate volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate volatility input, the derivative is classified as Level 3.

Foreign currency swaps. The valuation of foreign currency swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and foreign currency exchange rates, both of which are considered an observable input, and results in the derivative being classified as Level 2.

Credit default swaps. We have both single name credit default swaps and index tranche credit default swaps. For single name credit default swaps, we utilize an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which is considered observable inputs based on the reference entities of our derivatives and results in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilize an income approach that utilizes current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprise the respective index associated with each derivative. There are significant unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that will be absorbed by our tranche. Accordingly, the index tranche credit default swaps are classified as Level 3.

Credit default swaps related to securitization entities. Credit default swaps related to securitization entities represent customized index tranche credit default swaps and are valued using a similar methodology as described above for index tranche credit default swaps. We determine fair value of these credit default swaps after considering both the valuation methodology described above as well as the valuation provided by the derivative counterparty. In addition to the valuation methodology and inputs described for index tranche credit default swaps, these customized credit default swaps contain a feature that permits the securitization entity to provide the par value of underlying assets in the securitization entity to settle any losses under the credit default swap. The valuation of this settlement feature is dependent upon the valuation of the underlying assets and the timing and amount of any expected loss on the credit default swap, which is considered a significant unobservable input. Accordingly, these customized index tranche credit default swaps related to securitization entities are classified as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rate volatility and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3

Financial futures. The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate and foreign currency exchange rate volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate and foreign currency exchange rate volatility input, the derivative is classified as Level 3.

GMWB embedded derivatives

We are required to bifurcate an embedded derivative for certain features associated with annuity products and related reinsurance agreements where we provide a GMWB to the policyholder and are required to record the GMWB embedded derivative at fair value. The valuation of our GMWB embedded derivative is based on an income approach that incorporates inputs such as forward interest rates, equity index volatility, equity index and fund correlation, and policyholder assumptions such as utilization, lapse and mortality. In addition to these inputs, we also consider risk and expense margins when determining the projected cash flows that would be determined by another market participant. While the risk and expense margins are considered in determining fair value, these inputs do not have a significant impact on the valuation.

For GMWB liabilities, non-performance risk is integrated into the discount rate. The discount rate utilized in our valuation was based on the swap curve, which included the credit risk of an instrument rated “AA” and incorporated the non-performance risk of our GMWB liabilities. In recent periods, the swap curve has been lower than the U.S. Treasury curve for certain points on the curve. For the points where the swap curve is lower than the U.S. Treasury curve, we utilize the U.S. Treasury curve as our discount rate. As of March 31, 2010 and December 31, 2009, the impact of non-performance risk on our GMWB valuation was not material.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For equity index volatility, we determine the projected equity market volatility using both historical volatility and projected near-term equity market volatility with more significance being placed on projected and recent historical data.

Equity index and fund correlations are determined based on historical price observations for the fund and equity index.

For policyholder assumptions, we use our expected lapse, mortality and utilization assumptions and update these assumptions for our actual experience, as necessary. For our lapse assumption, we adjust our base lapse assumption by policy based on a combination of the policyholder’s current account value and GMWB benefit.

We classify the GMWB valuation as Level 3 based on having significant unobservable inputs. We evaluate the inputs and methodologies used to determine fair value based on how we expect a market participant would determine exit value. As stated above, there is no exit market or market participants for the GMWB embedded derivatives. Accordingly, we evaluate our inputs and resulting fair value based on a hypothetical exit market and hypothetical market participants. A hypothetical exit market could be viewed as a transaction that would closely resemble reinsurance. While reinsurance transactions for this type of product are not an observable input, we consider this type of hypothetical exit market when evaluating our inputs and determining that our inputs are consistent with that of a hypothetical market participant.

Borrowings related to securitization entities

We record certain borrowings related to securitization entities at fair value. The fair value of these borrowings is determined using either a market approach or income approach, depending on the instrument and availability of market information. Given the unique characteristics of the securitization entities that issued these borrowings as well as the lack of comparable instruments, we determine fair value considering the valuation of the underlying assets held by the securitization entities and any derivatives, as well as any unique characteristics of the borrowings that may impact the valuation. After considering all relevant inputs, we determine fair value of the borrowings using the net valuation of the underlying assets and derivatives that are backing the borrowings. Accordingly, these instruments are classified as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,029	$—	$3,021	$8
Tax-exempt	1,436	—	1,434	2
Government—non-U.S.	2,414	—	2,413	1
U.S. corporate	22,253	—	21,347	906
Corporate—non-U.S.	13,151	—	12,643	508
Residential mortgage-backed	3,810	—	3,639	171
Commercial mortgage-backed	3,693	—	3,646	47
Other asset-backed	2,254	—	1,845	409

Total fixed maturity securities	52,040	—	49,988	2,052

Equity securities	179	24	88	67

Other invested assets:
Trading securities	167	—	25	142
Derivative assets:
Interest rate swaps	674	—	670	4
Inflation indexed swaps	1	—	1	—
Foreign currency swaps	122	—	122	—
Interest rate swaptions	14	—	—	14
Credit default swaps	10	—	3	7
Equity index options	34	—	—	34
Other foreign currency contracts	4	—	—	4

Total derivative assets	859	—	796	63

Securities lending collateral	593	—	593	—
Derivatives counterparty collateral	137	—	137	—
Restricted other invested assets related to securitization entities	377	—	203	174

Total other invested assets	2,133	—	1,754	379

Reinsurance recoverable (1)	(6)	—	—	(6)
Separate account assets	11,261	11,261	—	—

Total assets	$65,607	$11,285	$51,830	$2,492

Liabilities
Policyholder account balances (2)	$145	$—	$—	$145
Derivative liabilities:
Interest rate swaps	214	—	214	—
Interest rate swaps related to securitization entities	16	—	16	—
Inflation indexed swaps	13	—	13	—
Interest rate swaptions	18	—	—	18
Credit default swaps	1	—	—	1
Credit default swaps related to securitization entities	118	—	—	118
Equity index options	4	—	—	4

Total derivative liabilities	384	—	243	141
Borrowings related to securitization entities	58	—	—	58

Total liabilities	$587	$—	$243	$344

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2009
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,602	$—	$2,586	$16
Tax-exempt	1,544	—	1,542	2
Government—non-U.S.	2,384	—	2,377	7
U.S. corporate	21,412	—	20,339	1,073
Corporate—non-U.S.	12,551	—	12,047	504
Residential mortgage-backed	3,227	—	1,746	1,481
Commercial mortgage-backed	3,617	—	59	3,558
Other asset-backed	2,415	—	996	1,419

Total fixed maturity securities	49,752	—	41,692	8,060

Equity securities	159	42	108	9

Other invested assets:
Trading securities	174	—	29	145
Derivative assets:
Interest rate swaps	709	—	706	3
Foreign currency swaps	125	—	125	—
Interest rate swaptions	54	—	—	54
Credit default swaps	11	—	5	6
Equity index options	39	—	—	39
Other foreign currency contracts	8	—	—	8

Total derivative assets	946	—	836	110

Securities lending collateral	853	—	853	—
Derivatives counterparty collateral	148	—	148	—

Total other invested assets	2,121	—	1,866	255

Reinsurance recoverable (1)	(5)	—	—	(5)
Separate account assets	11,002	11,002	—	—

Total assets	$63,029	$11,044	$43,666	$8,319

Liabilities
Policyholder account balances (2)	$175	$—	$—	$175
Derivative liabilities:
Interest rate swaps	188	—	186	2
Inflation indexed swaps	21	—	21	—
Interest rate swaptions	67	—	—	67
Credit default swap	3	—	3	—
Equity index options	2	—	—	2

Total derivative liabilities	281	—	210	71

Total liabilities	$456	$—	$210	$246

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(1)	$3	$(10)	$8	$—
Tax-exempt	2	—	—	—	—	—	2	—
Government—non-U.S.	7	—	—	—	—	(6)	1	—
U.S. corporate	1,073	—	15	60	25	(267)	906	4
Corporate—non-U.S.	504	1	1	9	59	(66)	508	1
Residential mortgage-backed	1,481	—	3	106	—	(1,419)	171	—
Commercial mortgage-backed	3,558	1	4	(62)	—	(3,454)	47	—
Other asset-backed	1,419	(16)	21	(4)	10	(1,021)	409	(16)

Total fixed maturity securities	8,060	(14)	44	108	97	(6,243)	2,052	(11)

Equity securities	9	—	(1)	7	52	—	67	—

Other invested assets:
Trading securities	145	8	—	(11)	—	—	142	8
Derivative assets:
Interest rate swaps	3	1	—	—	—	—	4	2
Interest rate swaptions	54	(10)	—	(30)	—	—	14	(5)
Credit default swaps	6	1	—	—	—	—	7	1
Equity index options	39	(25)	—	20	—	—	34	(24)
Other foreign currency contracts	8	(4)	—	—	—	—	4	(4)

Total derivative assets	110	(37)	—	(10)	—	—	63	(30)

Total other invested assets	255	(29)	—	(21)	—	—	205	(22)

Restricted other invested assets related to securitization entities (1)	—	—	—	—	174	—	174	—
Reinsurance recoverable (2)	(5)	(1)	—	—	—	—	(6)	(1)

Total Level 3 assets	$8,319	$(44)	$43	$94	$323	$(6,243)	$2,492	$(34)

(1)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities	$10,560	$(292)	$260	$(311)	$2,697	$(1,911)	$11,003	$(296)
Equity securities	60	—	—	1	—	—	61	—
Other invested assets (1)	1,058	(251)	—	(21)	76	—	862	(271)
Reinsurance recoverable	18	1	—	(1)	—	—	18	1

Total Level 3 assets	$11,696	$(542)	$260	$(332)	$2,773	$(1,911)	$11,944	$(566)

(1)	Includes certain trading securities and derivative assets.

As included in the Level 3 tables above, the total fixed maturity securities classified as Level 3 measurements decreased by $6.0 billion and increased by $443 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in Level 3 measurements in 2010 was primarily the result of securities where the fair value measurement was classified as Level 3 as of December 31, 2009 but was not classified as Level 3 as of March 31, 2010. The change in classification primarily resulted from a change in the liquidity for mortgage-backed and asset-backed securities. The current market conditions for these securities have improved and we no longer consider the valuation to have significant unobservable inputs as a result of illiquidity. Accordingly, we classified the resulting fair value measurements after considering the pricing source and inputs used in the determination of fair value of the security and determined certain securities should be classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$(39)	$9	$—	$—	$—	$145	$(37)
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(32)	—	(17)	—	—	18	(15)
Credit default swaps	—	1	—	—	—	—	1	1
Credit default swaps related to securitization entities (2)	—	(5)	—	2	121	—	118	(5)
Equity index options	2	3	—	(1)	—	—	4	3

Total derivative liabilities	71	(35)	—	(16)	121	—	141	(18)
Borrowings related to securitization entities (2)	—	(2)	—	—	60	—	58	(2)

Total Level 3 liabilities	$246	$(76)	$9	$(16)	$181	$—	$344	$(57)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances	$878	$39	$—	$6	$—	$—	$923	$44
Other liabilities (1)	68	5	—	—	—	—	73	5

Total Level 3 liabilities	$946	$44	$—	$6	$—	$—	$996	$49

(1)	Represents derivative liabilities.

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

Non-Recurring Fair Value Measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of March 31, 2010, no bank loans were recorded at fair value as cost was lower than their respective fair values; therefore, there were no fair value loss adjustments for the three months ended March 31, 2010.

(7) Variable Interest and Securitization Entities

VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. We evaluate VIEs to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and who directs the activities of the entity that most significantly impact the economic results of the VIE. Our primary involvement related to VIEs includes:

•	asset securitization transactions,

•	certain investments and

•	certain mortgage insurance policies.

(a) Asset securitizations

We have used former affiliates and third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the total securitized assets as of the dates indicated:

(Amounts in millions)	March 31, 2010	December 31, 2009
Receivables secured by:
Commercial mortgage loans	$—	$574
Fixed maturity securities	110	123
Other assets	169	236

Total securitized assets not required to be consolidated	279	933

Total securitized assets required to be consolidated	631	—

Total securitized assets	$910	$933

Financial support for certain securitization entities was provided under credit support agreements, in which we provided limited recourse for a maximum of $117 million of credit losses as of March 31, 2010. These agreements will remain in place throughout the life of the related entities. Included in this amount was $40 million for the limited recourse related to one of our commercial mortgage loan entities that was required to be consolidated with assets of $129 million as of March 31, 2010. There were no amounts recorded for these limited recourse liabilities as of March 31, 2010 and December 31, 2009.

(b) Securitization and Variable Interest Entities Not Required To Be Consolidated

We are involved in certain securitization and VIEs where we are not required to consolidate the securitization entity.

Asset securitizations. We transferred assets to securitization entities that would be considered VIEs but we were not required to consolidate the securitization entities. These securitization entities were designed to have significant limitations on the types of assets owned and the types and extent of permitted activities and decision making rights. We evaluated our involvement in the entities’ design and our decision making ability regarding the assets held by the securitization entity and determined we would generally not be the party with power to direct the activities that significantly impact the economic performance of the entity.

In certain instances, we determined we were the party with power but did not have a variable interest in the entity. Our interest in the entities included servicer fees and excess interest, where our benefit from our excess interest holding is subordinated to third-party holdings. Based on the composition of the assets in the securitization entity, there were no reasonable scenarios that would result in our interest receiving any significant benefit for the entity. As a result, our interest would not be considered a variable interest in the entity as a result of meeting certain requirements in the accounting guidance.

Amounts recognized in our consolidated financial statements related to our involvement with entities used to facilitate asset securitization transactions where the securitization entity was not required to be consolidated as of the dates indicated:

	March 31, 2010		December 31, 2009
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$3	$4	$79	$44

Total	$3	$4	$79	$44

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The decrease in the amounts presented above were primarily a result of having to consolidate certain securitization entities as discussed above.

In certain securitization transactions, we retained an interest in transferred assets. Those interests take various forms and may be subject to credit, prepayment and interest rate risks. When we securitized receivables, we determined the fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions were based on our experience, market trends and anticipated performance related to the particular assets securitized. Our retained interests are reflected as fixed maturity securities available-for-sale.

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

There has been no new asset securitization activity in 2010 or 2009.

Investments. We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities. Our involvement in these structures typically represent a passive investment in the returns generated by the VIE and typically do not result in having significant influence over the economic performance of the VIE. See note 4 for additional information related to our investments, which includes information related to structured securities, such as asset-backed and mortgage-backed securities. Our maximum exposure to loss represents our cost basis in the investments.

Mortgage insurance. We also provide mortgage insurance on certain residential mortgage loans originated and securitized by third parties using VIEs to issue mortgage-backed securities. While we provide mortgage insurance on the underlying loans, we do not typically have any ongoing involvement with the VIE other than our mortgage insurance coverage and do not act in a servicing or decision making capacity for the underlying loans held by the VIE.

(c) Securitization and Variable Interest Entities Required To Be Consolidated

As a result of adopting new accounting guidance for VIE consolidation on January 1, 2010, we were required to consolidate certain VIEs. Our involvement with VIEs that were required to be consolidated related to asset securitization transactions and certain investments, both of which are described in more detail below. Prior to being required to consolidate these entities, our interest in these entities were recorded in our consolidated financial statements as fixed maturity securities available-for-sale.

Asset securitizations. For VIEs related to asset securitization transactions, we were required to consolidate three securitization entities as a result of our involvement in the entities’ design or having certain decision making ability regarding the assets held by the securitization entity. These securitization entities were designed to have significant limitations on the types of assets owned and the types and extent of permitted activities and decision making rights. The three securitization entities that were required to be consolidated are comprised of two securitization entities backed by commercial mortgage loans and one backed by residual interests in certain policy loan securitization entities.

For one of our commercial mortgage loan securitization entities with assets of $129 million as of March 31, 2010, our economic interest represents the excess interest received on the loans compared to the interest paid on

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the entity’s obligation. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with assets of $423 million as of March 31, 2010, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

Our economic interest in the policy loan securitization entity represents the excess interest received from the residual interest in certain policy loan securitization entities and the floating rate obligation issued by the securitization entity. The securitization entity also contains an interest rate swap to mitigate the difference between the effective fixed receipt on the assets and the floating rate obligation issued by the securitization entity. Since there are no significant ongoing activities in the securitization entity, we evaluated the design of the entity upon inception when we transferred the residual interests in the securitization entity. Prior to 2010, we fully impaired our investment in this securitization entity as a result of not expecting any future economic benefits from our investment under any reasonable scenario. However, there are certain remote interest rate and mortality scenarios that would result in our residual interest receiving significant economic benefits in relation to benefits received by the securitization entity. In accordance with the relevant accounting guidance, the use of probability is not permitted when determining whether we would have the ability to receive significant benefits from the securitization entity.

Investments. For VIEs related to certain investments, we were required to consolidate three securitization entities as a result of having certain decision making rights related to instruments held by the entities. These securitization entities were designed as synthetic collateralized debt obligations whereby the entities purchased highly rated asset-backed securities and entered into credit default swaps to generate income that would be passed to the noteholders of the entities. The entities also have the ability to settle any losses incurred on the credit default swap by providing the derivative counterparty asset-backed securities with a par amount equal to the loss incurred on the credit default swap. We hold the majority of the notes issued by the securitization entity and also have certain decision making rights related to the instruments held by the entity. Previously, we were not required to consolidate the securitization entity as a result of other noteholders absorbing the majority of expected losses from the entity.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the period indicated:

(Amounts in millions)	Three months ended March 31, 2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$10
Restricted other invested assets	1

Total net investment income	11

Net investment gains (losses):
Trading securities	7
Derivatives	2
Borrowings related to securitization entities recorded at fair value	2

Total net investment gains (losses)	11

Total revenues	22

Expenses:
Interest expense	8

Total expenses	8

Income before income taxes	14
Provision for income taxes	5

Net income	$9

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of the date indicated:

(Amounts in millions)	March 31, 2010
Assets
Investments:
Restricted commercial mortgage loans	$552
Restricted other invested assets:
Trading securities	377
Other	8

Total restricted other invested assets	385

Total investments	937
Cash and cash equivalents	1
Accrued investment income	1

Total assets	$939

Liabilities
Other liabilities:
Derivative liabilities	$134
Other liabilities	1

Total other liabilities	135
Borrowings related to securitization entities	551

Total liabilities	$686

The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries, except $40 million of limited recourse related to a consolidated commercial mortgage loan securitization entity.

(8) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third party’s municipal guaranteed investment contract business, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of Real Estate Settlement Procedures Act of 1974 or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of March 31, 2010, we were committed to fund $187 million in limited partnership investments and $9 million in U.S. commercial mortgage loan investments.

(9) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, as of March 31, 2010, we only had access to $1.9 billion under these facilities. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related entities from their commitments under the facilities and reduces the remaining commitments by those respective amounts.

As of March 31, 2010, we had borrowings of $930 million under these facilities and we utilized $404 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2009, we had borrowings of $930 million under these facilities and we utilized $407 million under these facilities for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

Non-Recourse Funding Obligations

As of March 31, 2010, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. As of March 31, 2010 and December 31, 2009, the weighted-average interest rates on our non-recourse funding obligations were 1.40% and 1.49%, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings Related To Securitization Entities

Borrowings related to securitization entities were as follows as of March 31, 2010:

(Amounts in millions)	Principal amount	Carrying value
GFCM LLC, due 2035, 5.2541%	$250	$250
GFCM LLC, due 2035, 5.7426%	113	113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	130	130
Marvel Finance 2007-1 LLC, due 2017 (1)	9	1
Marvel Finance 2007-3 LLC, due 2017 (1)	1	—
Marvel Finance 2007-4 LLC, due 2017 (1)	12	7
Genworth Special Purpose Five, LLC, due 2040 (1)	50	50

Total	$565	$551

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments. See note 7 for additional information on consolidated securitization entities.

(10) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(3.4)	0.5
Benefit on tax favored investments	(6.6)	4.3
Effect of foreign operations	(13.7)	4.8
Non-deductible expenses	(0.5)	(0.5)
Interest on uncertain tax positions	(2.2)	(0.3)
Tax benefits related to separation from our former parent	(89.5)	—
Other, net	2.7	(0.1)

Effective rate	(78.2)%	43.7%

The effective tax rate decreased significantly from the prior year due to uncertain tax benefits related to separation from our former parent, lower taxed foreign income and tax favored investments.

In connection with our 2004 separation from our former parent, General Electric (“GE”), we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $20 million as additional paid-in capital related to our 2004 separation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) Segment Information

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

There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Revenues:
Retirement and Protection	$1,593	$987
International	651	590
U.S. Mortgage Insurance	181	188
Corporate and Other	(4)	(31)

Total revenues	$2,421	$1,734

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Retirement and Protection	$122	$38
International	91	101
U.S. Mortgage Insurance	(36)	(135)
Corporate and Other	(63)	10

Net operating income	114	14
Net investment gains (losses), net of taxes and other adjustments	(42)	(483)
Net tax benefit related to separation from our former parent	106	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	178	(469)
Add: net income attributable to noncontrolling interests	34	—

Net income (loss)	$212	$(469)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2010	December 31, 2009
Assets:
Retirement and Protection	$81,881	$81,497
International	12,050	12,143
U.S. Mortgage Insurance	3,982	4,247
Corporate and Other	11,180	10,300

Total assets	$109,093	$108,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(12) Noncontrolling Interests

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

In March 2010, a dividend of $10 million was paid to the noncontrolling interests.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, interest rate fluctuations and levels, adverse capital and credit market conditions, the valuation of fixed maturity, equity and trading securities, defaults, downgrade or other events impacting the value of our fixed maturity securities portfolio, defaults on our commercial mortgage loans or investments in commercial mortgage-backed securities, goodwill impairments, the soundness of other financial institutions, inability to access our credit facilities, an adverse change in risk-based capital and other regulatory requirements, insufficiency of reserves, legal constraints on dividend distributions by our subsidiaries, competition, availability, affordability and adequacy of reinsurance, default by counterparties, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or a pandemic;

•

Risks relating to our Retirement and Protection segment, including changes in morbidity and mortality, accelerated amortization of deferred acquisition costs and present value of future profits, reputational risks as a result of rate increases on certain in-force long-term care insurance products, medical advances, such as genetic research and diagnostic imaging, and related legislation, unexpected changes in persistency rates, ability to continue to implement actions to mitigate the impact of statutory reserve requirements and the failure of demand for long-term care insurance to increase;

•

Risks relating to our International segment, including political and economic instability, foreign exchange rate fluctuations, unexpected changes in unemployment rates, unexpected increases in mortgage insurance default rates or severity of defaults, the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value loans, competition with government-owned and government-sponsored enterprises offering mortgage insurance and changes in regulations;

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates or severity of defaults, uncertain results of continued investigations of insured U.S. mortgage loans, possible rescissions of coverage and the results of objections to our rescissions, the extent to which loan modifications and other similar programs may provide benefits to us, unexpected changes in unemployment rates, further deterioration in economic conditions or a further decline in home prices, changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), competition with government-owned and government-sponsored enterprises offering mortgage insurance, changes in regulations that affect our U.S. mortgage insurance business, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, the impact of the use of reinsurance with reinsurance companies affiliated with mortgage lending customers, legal actions under Real Estate Settlement Procedures Act of 1974 (“RESPA”) and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control and provisions of the certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

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

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer other senior supplemental products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the three months ended March 31, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $84 million and $122 million, respectively.

•

International. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We also offer payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $95 million and $91 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended March 31, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $33 million and $36 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended March 31, 2010, our Corporate and Other activities’ net income available to Genworth Financial, Inc.’s common stockholders was $32 million and net operating loss available to Genworth Financial, Inc.’s common stockholders was $63 million.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends discussed in our 2009 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and profitability trends of our businesses. Beginning in 2008, we saw slowing economies, rising unemployment, falling real estate values and reduced consumer spending in virtually all the markets in which we operate. However, in the second half of 2009 and into 2010, Canadian and Australian economies improved and real estate values rose leading to stabilization and improvements in their housing markets. Global financial markets also continued to improve during the first quarter of 2010, with solid performance, lower volatility in equity markets, narrowing spreads and better credit performance in many sectors of the debt markets. Despite continued stress in the U.S. housing market and variations in performance by sub-market, the early signs of stabilization in housing prices in the third and fourth quarters of 2009 continued into 2010.

Adverse market conditions combined with slow economic growth influenced, and may continue to influence, investment and spending decisions by both consumers and businesses as they adjust their consumption, debt and risk profiles in response to these conditions. As a result, our sales, revenues and profitability trends of certain insurance and investment products were adversely impacted during 2009. However, in the second half of 2009 and into the first quarter of 2010, we saw improvement in these trends as investor confidence in the markets increased and the outlook for some consumers and businesses improved. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare reform can continue to affect economic and business outlooks and consumer behaviors moving forward.

In response to market conditions, we adjusted our investment and asset-liability management strategies in an attempt to reduce risk during strained economic and financial market conditions. In addition, we refined our product and distribution management strategies to best fit with our strengths, profitability targets and risk tolerance. These and other company actions were made to enhance our competitive position as well as our capital flexibility and liquidity. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Since late 2008, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken a variety of other actions to stabilize the capital markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the government-sponsored enterprises (“GSEs”), lenders, servicers and the U.S. government. Outside of the U.S., various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have positively affected these countries and their markets; however, there can be no assurance as to the future level of impact of any of these actions on the economic and financial markets, including levels of volatility. A prolonged economic recovery period or global recessionary setback could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Market conditions showed continued signs of improvement in the first quarter of 2010 resulting in greater investor confidence and positive, though inconsistent, equity and credit market performance. Continued strong demand for fixed-income products during the first quarter of 2010 resulted in credit spread compression. However, during the first quarter of 2010, there was higher volatility in select sovereign bonds and related securities as concerns grew over the refinancing needs of Greece and certain other European countries. The market for asset-backed securities also improved as risk sensitivity declined and demand for higher-yielding short-term investments increased. As a result, liquidity premiums were lower in many sectors and a clear differentiation between the performance of individual credits returned. Although financial sector performance improved during the first quarter of 2010, high levels of unemployment and continued global economic uncertainty still weigh on certain real estate markets.

While the marketplace is still experiencing a decline in the performance of collateral underlying certain structured securities, corporate impairments remained moderate during the first quarter of 2010. We recorded net other-than-temporary impairments of $80 million during the three months ended March 31, 2010 which were lower than recent levels experienced as market improvements have continued and we expect losses to moderate further or potentially trend down. Additionally, in the first quarter of 2010, losses related to limited partnerships decreased $73 million as compared to the first quarter of 2009 but were slightly higher compared to the fourth quarter of 2009. Although economic conditions may continue to negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform.

Looking ahead, we believe that the current credit environment provides us with opportunities to invest across a variety of asset classes to meet our yield requirements, as well as to continue our diversification and efforts to minimize risk within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Trends and conditions affecting our segments

Retirement and Protection

Life insurance. Results of our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution and customer service.

The increase in life insurance sales we experienced during the second half of 2009 continued into the first quarter of 2010, in large part the result of strong adoption of our new term universal life insurance product. As anticipated, sales of our traditional term life insurance product have declined given the introduction late in 2009 of our new term universal life insurance product that was designed to replace our traditional term life insurance product. Our new term universal life insurance product is capital efficient and we believe offers a similar or better value proposition to the consumer as our traditional term life insurance product, and is competitively priced for the main street market. We have experienced strong initial adoption of the product; however, the growth rate will ultimately depend upon the timing of both distributor (existing brokerage general agents (“BGAs”) and other distributors) and consumer adoption. In our universal life insurance products, sales for the first quarter of 2010 were relatively stable given product changes made in 2009 to our new universal life insurance product that result in a more capital efficient product that is priced to achieve targeted returns. New premium sales may decline, remain flat or return to a growth profile depending upon the timing of distributor and consumer adoption and overall market conditions.

Throughout 2009, we experienced favorable mortality results in our life insurance products as compared to priced mortality and this continued into 2010. Additionally, we continue to experience lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue) and expect this trend to continue as certain blocks of business reach the post-level rate period.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products beyond economic requirements. The solutions for the increased reserve requirements on some of our in-force books of business have become more limited and expensive; however, we have committed funding sources for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX so we believe unfunded reserve exposure is minimal. Additionally, we have made product modifications and introduced new products designed to reduce capital requirements and limit financing costs associated with existing products and thereby improve the profitability of new business. The new term universal life insurance product, discussed above, offers death benefit guarantee premiums that are competitive with traditional term insurance premiums for comparable durations and provides greater consumer flexibility typically associated with universal life coverage. We have also introduced product modifications to our universal life insurance products which provide shorter guarantee periods thereby reducing capital requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, persistency, investment yields, new product sales, expenses and reinsurance.

In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. While our overall sales in 2009 were adversely impacted primarily by the general economic conditions and lower sales through our independent distribution and career force channels, in the second half of 2009 and continuing into the first quarter of 2010, we experienced an improvement in our long-term care insurance sales. The decline in overall sales experienced in 2009 from our independent distribution and career sales force channels was partially mitigated by the breadth of our distribution and we have experienced progress across multiple growth initiatives with an emphasis on distribution effectiveness and broadening our offerings, including additional group long-term care insurance participation and linked-benefits products.

In the first half of 2009, termination rates increased on the new and old blocks of business resulting in lower benefits and other changes in policy reserves that contributed to higher results of operations. However, during the second half of 2009 and continuing into the first quarter of 2010, termination rates have decreased to levels experienced historically resulting in higher benefits and other changes in policy reserves that contributed to lower results of operations. We have also experienced higher claims in older issued policies in recent periods which have negatively impacted our results of operations.

We continue pursuing multiple growth initiatives, investing in case management, maintaining tight expense management, actively exploring reinsurance strategies, executing effective investment strategies and considering other actions to improve profitability of the overall block, and in particular our older blocks of business, including potential future rate increases. In addition, changes in regulations or government programs, including certain aspects of healthcare reform, such as the Community Living Assistance Services and Supports (“CLASS”) Act, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market conditions. The decline and volatility in the equity markets that began in 2008 negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. The recovery of equity and fixed income markets began in the second quarter of 2009 and continued throughout 2009 and into 2010. This market improvement, in addition to our introduction of new investment strategies, expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us collectively contributed to our higher sales, net flows and assets under management in the last three quarters of 2009 and the first quarter of 2010. Depending upon the direction of equity markets in the future, we could see a correlated impact on sales, net flows and assets under management.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product features and ratings. Product features include current and minimum crediting rates on our spread-based products, surrender charges and guaranteed benefit features in variable annuity products which provide guaranteed death or living benefits to the consumer.

Recent product changes and sales of annuity products reflect a more targeted growth strategy in order to achieve appropriate risk adjusted returns. We have scaled back certain product features to reduce risk in our variable annuity products and have more selectively chosen distributors and sales personnel supporting our annuity products that align with this more targeted strategy.

Beginning in the second half of 2009, we have expanded our distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to expand these distribution relationships and to introduce new product offerings.

In fixed annuities, sales may fluctuate as we offer these products with a disciplined approach to meeting targeted returns. We have introduced a new deferred annuity product offering and may also adjust crediting rates on deferred annuities. In addition, we have re-priced immediate annuities to maintain spreads and targeted returns. In 2009, spreads on fixed annuity products declined in connection with lower short-term rates and from holding higher cash balances to manage through challenging market conditions. We have achieved and anticipate improvements in spreads as excess cash is reinvested at higher yields.

In variable annuities, the improvement in the equity markets during the second half of 2009 favorably impacted our results. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results of operations. In addition, we continue to offer variable annuity products with living benefit features as described above. However, in response to the volatility in equity markets, certain product features have been scaled back to reduce risk and costs to the consumer have been increased. These product changes are similar to actions taken by many of our competitors. We believe the benefits offered by these products remain attractive to consumers within our target markets.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Throughout 2009, we observed increased stability in international housing markets following the effects of the economic downturn in late 2008, with notable improvements in Canada and Australia, as lower mortgage rates, improved housing affordability, certain government programs and improved consumer confidence resulted in increased home sales activity. As a result, home prices increased in these markets during 2009 and into the first quarter of 2010. Additionally, while unemployment increased during the first half of 2009, we have seen a modest decline in unemployment rates in these two markets during the second half of 2009 and into the first quarter of 2010. In certain of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment growth and declines in home prices have moderated.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 66% as of March 31, 2010. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain selective.

In Australia, as a sign of the relative health and stability of that economy, the Reserve Bank of Australia increased the cash rate by 100 basis points between September 30, 2009 and March 31, 2010. It is anticipated that the Reserve Bank of Australia will increase rates further in 2010 and has already implemented a 25 basis point increase in April 2010. In Canada, the Bank of Canada has indicated that it will maintain the overnight rate at current levels through mid-2010 but will likely increase the overnight rate modestly in the second half of 2010.

In Australia, as a result of low interest rates during the first nine months of 2009 and specific government programs, there was an increase in mortgage originations by first-time home buyers and an associated increase in our flow new insurance written. The Australian government extended its enhanced first-time home buyer program benefits through the end of 2009, although at reduced levels, and eliminated these enhanced benefits altogether effective January 1, 2010. As a result of lower levels of government support to first-time home buyers and increased interest rates beginning in the fourth quarter of 2009, there has been a decrease in mortgage originations and an associated decrease in our flow new insurance written in the first quarter of 2010. As an early sign of a return to liquidity to the securitization market in Australia, we insured some bulk transactions in the quarter for the first time since 2008. We expect to continue to write modest levels of bulk new insurance written throughout 2010.

During 2009, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications and keep borrowers in their homes. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which we believe had a favorable impact on our results of operations. We have also seen improvements in our total losses as economies continue to improve, home prices continue to increase and unemployment levels decline. With continued improvement in the Canadian and Australian economies and housing markets, as well as the success we experienced with our loss mitigation initiatives outlined above, we expect our loss levels to continue to improve from the levels experienced during 2009.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the three months ended March 31, 2010, sales decreased primarily as a result of slow or slowing economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Additionally, our continued focus on risk management led us to exit certain relationships or concentration of coverages. We are pursuing various growth initiatives to offset these market conditions; however, depending on the severity and length of these conditions, we may experience additional sales declines.

In contrast to the first half of 2009, when unemployment rates increased rapidly, we have seen a slowdown in the rate of increase in unemployment over the past several quarters broadly across Europe with regional variation. Consequently, we experienced a continued decline in new claim registrations on unemployment-related policies, particularly in Ireland and the U.K. since March 2009. We continue to expect unemployment rates in Europe to increase slowly and peak in the second half of 2010. The reduction in new unemployment claim registrations was offset by increasing claims duration pressure from longer periods of persistent unemployment and accident and sickness claims.

During 2009 and into 2010, significant progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. Collectively, these strategies will improve profitability and help to offset the impact of continued high unemployment as well as expected continued contracted consumer lending.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix, as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment. However, home prices are beginning to stabilize or improve in many U.S. markets after a significant decline from their peak levels. Overall, we anticipate some additional modest declines in home values in 2010 and we expect unemployment levels to increase modestly by the end of 2010.

A weak housing market, tightened lending standards and the lack of liquidity in some mortgage securitization markets continued to drive a smaller mortgage origination market. However, in this smaller origination market, we have seen an increase in our market share in recent quarters. The mortgage insurance penetration rate and market size have been driven down by growth in Federal Housing Administration (“FHA”) originations and GSE loan level pricing. Going forward, this trend may limit the demand for private mortgage insurance. Alternatively, given potential adjustments in FHA policies and pricing, GSE pricing and housing and financial reform involving the GSEs and government programs, the industry could regain some market share over time. Specifically, our level of market penetration and eventual market size could be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy or related reforms. The Housing and Economic Recovery Act of 2008 provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. The FHA is seeking legislative authority to increase its annual premium rates. Such an increase could in turn increase the industry’s market share compared to that of the FHA. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We continue to control the quality of our new business through tight underwriting guidelines, which we modify from time to time when circumstances warrant such changes. For example, we announced in early 2010 the prudent expansion of certain underwriting guidelines. We are also seeing the benefit of the previously announced rate increase of 20% on average for our flow products and a reduction in captive cession which equates to an effective pricing improvement of approximately 15%. We previously exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We also continue to monitor our declining market policy, which among various restrictions, limited coverages to loans with 90% loan-to-value and below and to adjust those markets accordingly as areas of the U.S. housing market begin to stabilize or improve. Recently, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions, which should result in increased new business written.

Overall pressure on the housing market has adversely affected the performance of our portfolio, particularly our 2005, 2006 and 2007 books of business that we believe peaked in their delinquency development during the first quarter of 2010. While the impact was concentrated in certain states and product types, during 2009, the impact shifted to more traditional products reflecting elevated unemployment levels throughout the country. We have also seen an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As these loans go through foreclosure, our paid claims will increase.

However, as a result of the recent stabilization of home prices and unemployment levels and expanded efforts in the mortgage market to modify loans, we experienced a decrease in delinquencies in the first quarter of 2010. This decrease reflected a reduction in new delinquencies combined with increased cures from government and lender loan modification programs and other loss mitigation activities. However, aged delinquencies and foreclosures increased from the prior quarter, both of which continue to pressure home prices in certain markets resulting in higher levels of default. If home values continue to decline and credit liquidity remains tight, the ability to cure a delinquent loan will be more difficult to achieve.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales and rescissions, have resulted in a reduction of expected losses of approximately $233 million during the three months ended March 31, 2010 as compared to $145 million during the three months ended March 31, 2009. In the process, workouts, loan modifications and pre-sales during this period resulted in a reduction of loss exposure of approximately $126 million for the three months ended March 31, 2010 compared to $57 million for the three months ended March 31, 2009. The workouts and loan modifications could be subject to potential re-default by the underlying borrowers. In addition, as a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings resulted in rescission actions that reduced our loss exposure at the time of rescission by approximately $107 million for the three months ended March 31, 2010 compared to $88 million for the three months ended March 31, 2009. Benefits from loss mitigation activities are beginning to shift from rescissions to loan modifications. In January 2010, we also reached an agreement with a counterparty that further reduced our bulk risk in-force exposure, leaving a small bulk portfolio related principally to Federal Home Loan Bank business. Our investigations process and rescission actions, along with expanded loan modification efforts given various related lender and government programs, have had a significant benefit and are expected to continue; however, going forward, there is no assurance regarding what specific level of benefits will result.

There are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs, servicers and various lenders that we expect will mitigate losses on loans we insure. We are actively participating in and supporting these various programs. These programs are expected to limit increases in paid claims and we continue to pursue ways to support the servicers in their efforts to increase the impact from our loss mitigation activities.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the three months ended March 31, 2010, we recorded reinsurance recoveries of $34 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006 and 2007 books of business. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 books of business.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$1,470	$1,502	$(32)	(2)%
Net investment income	765	711	54	8%
Net investment gains (losses)	(70)	(770)	700	91%
Insurance and investment product fees and other	256	291	(35)	(12)%

Total revenues	2,421	1,734	687	40%

Benefits and expenses:
Benefits and other changes in policy reserves	1,315	1,508	(193)	(13)%
Interest credited	213	275	(62)	(23)%
Acquisition and operating expenses, net of deferrals	475	441	34	8%
Amortization of deferred acquisition costs and intangibles	184	247	(63)	(26)%
Interest expense	115	96	19	20%

Total benefits and expenses	2,302	2,567	(265)	(10)%

Income (loss) before income taxes	119	(833)	952	114%
Benefit for income taxes	(93)	(364)	271	74%

Net income (loss)	212	(469)	681	145%
Less: net income attributable to noncontrolling interests	34	—	34	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$178	$(469)	$647	138%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment decreased $11 million primarily related to a $14 million decrease in our life insurance business and an $11 million decrease in our retirement income business, partially offset by a $14 million increase in our long-term care insurance business.

•

Our International segment increased $8 million as a result of a $32 million increase in our international mortgage insurance business, partially offset by a decrease of $24 million in our lifestyle protection insurance business. The three months ended March 31, 2010 included an increase of $68 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $28 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.4% for the three months ended March 31, 2010 from 4.1% for the three months ended March 31, 2009. The increase in weighted-average investment yields was primarily attributable to lower losses on limited partnerships. Net investment income for the three months ended March 31, 2010 included $73 million of lower losses related to limited partnerships accounted for under the equity method as compared to the three months ended March 31, 2009.

Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in policy loans from a bankruptcy-related lapse in 2009 and lower yields on floating rate investments.

•	The three months ended March 31, 2010 included an increase of $21 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $80 million of net other-than-temporary impairments for the three months ended March 31, 2010 as compared to $597 million for the three months ended March 31, 2009. Of total impairments, for the three months ended March 31, 2010 and 2009, $62 million and $280 million, respectively, related to structured securities, including $36 million and $202 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $5 million and $58 million for the three months ended March 31, 2010 and 2009, respectively. We also recorded $6 million and $240 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we recorded $7 million of impairments related to limited partnership investments.

•

Net investment losses related to derivatives of $8 million in the first quarter of 2010 were primarily related to $14 million of losses in derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) exceeding the change in value of the embedded derivative liabilities and $3 million of losses from foreign currency options. These losses were partially offset by $5 million of gains from credit default swaps utilized to improve our diversification and portfolio yield and $5 million of gains in non-qualified interest rate swaps related to our institutional products. Net investment losses related to derivatives of $121 million in the first quarter of 2009 were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

Net losses related to the sale of available-for-sale securities were $15 million in the first quarter of 2010 compared to $34 million in the first quarter of 2009. We also recorded $11 million of net gains related to securitization entities and $16 million from the recovery of a counterparty receivable in the first quarter of 2010.

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

•

Our Retirement and Protection segment increased $35 million largely driven by an increase of $17 million in our wealth management business, an increase of $11 million in our life insurance business and an increase of $8 million in our retirement income business.

•	Corporate and other activities decreased $72 million.

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

•

Our Retirement and Protection segment increased $32 million primarily attributable to a $46 million increase in our long-term care insurance business and a $6 million increase in our life insurance business, partially offset by a $20 million decrease in our retirement income business.

•

Our International segment decreased $18 million as a result of a decrease of $15 million in our lifestyle protection insurance business and a decrease of $3 million in our international mortgage insurance business. The three months ended March 31, 2010 included an increase of $25 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $207 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $12 million principally related to our retirement income business.

•	Corporate and Other activities decreased $50 million.

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

•

Our Retirement and Protection segment increased $27 million primarily attributable to a $14 million increase in our wealth management business, a $6 million increase in our long-term care insurance business, a $4 million increase in our life insurance business and a $3 million increase in our retirement income business.

•

Our International segment increased $8 million related to a $7 million increase in our international mortgage insurance business and a $1 million increase in our lifestyle protection insurance business. The three months ended March 31, 2010 included an increase of $19 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $58 million primarily attributable to a $60 million decrease in our retirement income business and a $7 million decrease in our long-term care insurance business, partially offset by a $9 million increase in our life insurance business.

•

Our International segment decreased $2 million primarily related to an $8 million decrease in our lifestyle protection insurance business, partially offset by a $6 million increase in our international mortgage insurance business. The three months ended March 31, 2010 included an increase of $8 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $4 million primarily related to our life insurance business.

•

Our International segment increased $15 million primarily related to our lifestyle protection insurance business. The three months ended March 31, 2010 included an increase of $2 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $8 million.

Benefit for income taxes. The effective tax rate decreased to (78.2)% for the three months ended March 31, 2010 from 43.7% for the three months ended March 31, 2009. This decrease in the effective tax rate was primarily attributable to changes in uncertain tax benefits related to separation from our former parent, lower taxed foreign income and tax favored investments. The three months ended March 31, 2010 included an increase of $12 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The three months ended March 31, 2010 included an increase of $5 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We reported net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to additional tax benefits recognized in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders was an increase of $20 million, net of tax, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2010 and 2009 was $114 million and $14 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

The following table includes a reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Net income (loss)	$212	$(469)
Less: net income attributable to noncontrolling interests	34	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	178	(469)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	42	483
Net tax benefit related to separation from our former parent	(106)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$114	$14

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholder per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2010	2009
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.36	$(1.08)

Diluted	$0.36	$(1.08)

Weighted-average common shares outstanding:
Basic	488.8	433.2

Diluted (1)	493.5	433.2

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 53,858 would have been antidilutive to the calculation. If we had not incurred a net loss in 2009, dilutive potential common shares would have remained at 433.2 million.

Diluted weighted-average shares outstanding for 2010 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 11 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$824	$835	$(11)	(1)%
Net investment income	594	519	75	14%
Net investment gains (losses)	(67)	(574)	507	88%
Insurance and investment product fees and other	242	207	35	17%

Total revenues	1,593	987	606	61%

Benefits and expenses:
Benefits and other changes in policy reserves	945	913	32	4%
Interest credited	174	186	(12)	(6)%
Acquisition and operating expenses, net of deferrals	230	203	27	13%
Amortization of deferred acquisition costs and intangibles	105	163	(58)	(36)%
Interest expense	22	26	(4)	(15)%

Total benefits and expenses	1,476	1,491	(15)	(1)%

Income (loss) before income taxes	117	(504)	621	123%
Provision (benefit) for income taxes	33	(188)	221	118%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	84	(316)	400	127%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	38	354	(316)	(89)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$122	$38	$84	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$37	$38	$(1)	(3)%
Long-term care insurance	40	41	(1)	(2)%
Wealth management	11	6	5	83%
Retirement income	34	(47)	81	172%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$122	$38	$84	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business remained relatively flat primarily as growth in our universal life and term universal life insurance products and a favorable tax settlement was offset by an unfavorable reinsurance adjustment of $5 million and less favorable mortality in the current year.

•

Our long-term care insurance business remained relatively flat as the favorable performance of newer issued policies and higher investment income in the current year was offset by higher claims in older issued policies and lower terminations.

•

Our wealth management business increased $5 million from higher average assets under management from favorable market impacts and positive net flows and a $2 million favorable tax adjustment in the current year.

•

Our retirement income business increased $81 million. Our fee-based products increased $44 million mainly attributable to improved market performance and an $8 million favorable adjustment to amortization of deferred acquisition costs in the current year. Our spread-based products increased $37 million primarily from an increase in net investment income from lower losses related to limited partnerships accounted for under the equity method.

Revenues

Premiums

•

Our life insurance business decreased $14 million mainly as a result of an unfavorable reinsurance adjustment of $8 million and lower persistency on policies entering the post-level rate period. The decrease was also attributable to the introduction of our term universal life product that is designed to replace new sales of our existing term life insurance products with deposits of the new product reflected in insurance and investment product fees and other.

•	Our long-term care insurance business increased $14 million mainly attributable to growth in the in-force block from new sales, renewal premiums and rate actions.

•	Our retirement income business decreased $11 million primarily driven by lower life contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business increased $3 million mainly related to $12 million of lower losses in the current year related to limited partnerships accounted for under the equity method. This increase was partially offset by lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our long-term care insurance business increased $32 million largely as a result of an increase in average invested assets due to growth in our in-force block. Additionally, net investment income in the current year included $11 million of lower losses related to limited partnerships accounted for under the equity method. Net investment income also benefited from the reinvestment of the high cash balances we were holding during 2009.

•

Our retirement income business increased $40 million primarily attributable to $57 million of lower losses related to limited partnerships accounted for under the equity method. Net investment income also benefited from the reinvestment of the high cash balances we were holding during 2009. These increases were partially offset by a decline in average invested assets.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $134 million primarily driven by lower losses from the sale of investment securities related to portfolio repositioning and impairments recorded in the current year.

•

Our long-term care insurance business had net investment gains in the current year from the sale of investment securities related to portfolio repositioning as compared to net investment losses in the prior year from derivative losses related to our derivative strategy to mitigate interest rate risk associated with our statutory capital position.

•

Net investment losses in our retirement income business decreased $154 million primarily related to lower losses from the sale of investment securities related to portfolio repositioning and impairments in the current year. This was partially offset by higher losses related to embedded derivatives associated with our variable annuity products with GMWBs.

Insurance and investment product fees and other

•

Our life insurance business increased $11 million primarily from growth in our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products and an increase in surrender fee income.

•

Our wealth management business increased $17 million primarily attributable to higher average assets under management from favorable market impacts and positive net flows as gross flows exceeded redemptions.

•	Our retirement income business increased $8 million mainly due to the favorable market impact on our fee-based products.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business increased $6 million principally related to less favorable mortality in our term and universal life insurance products.

•	Our long-term care insurance business increased $46 million primarily as a result of higher claims in older issued policies and lower terminations in the current year.

•

Our retirement income business decreased $20 million largely attributable to a decrease of $13 million from our fee-based products related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by improved market performance and a decrease in guaranteed minimum death benefit claims. Our life-contingent spread-based products decreased $7 million driven by a decline in sales in the current market environment, partially offset by higher amortization of sales inducements as a result of lower net investment losses in the current year.

Interest credited. Interest credited decreased $12 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $4 million primarily from higher expenses from growth of our life insurance products.

•	Our long-term care insurance business increased $6 million related to growth in our in-force block.

•	Our wealth management business increased $14 million primarily from increased asset-based expenses as assets under management increased from favorable market impacts and positive net flows.

•

Our retirement income business increased $3 million driven by an increase in costs associated with sales of our fee-based products. This increase was also due to an increase in non-recoverable acquisition expenses mainly related to lower sales in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $9 million primarily attributable to an increase in amortization related to lower persistency in our term life insurance products entering the post-level rate period.

•	Our long-term care insurance business decreased $7 million from lower terminations, partially offset by growth of our in-force block.

•

Our retirement income business decreased $60 million primarily related to a decrease of $78 million in our fee-based products from improved equity market performance and a $12 million favorable adjustment in the current year. The prior year included additional amortization of deferred acquisition costs of $54 million from loss recognition testing that did not recur. This decrease was partially offset by an increase of $18 million in our spread-based products mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year.

Interest expense. Interest expense decreased $4 million primarily related to our life insurance business from a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate decreased to 28.2% for the three months ended March 31, 2010 from 37.3% for the three months ended March 31, 2009. This decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions and tax favored investments in the current year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Term life insurance
Net earned premiums	$224	$237	$(13)	(5)%
Annualized first-year premiums	14	19	(5)	(26)%
Life insurance in-force, net of reinsurance	472,696	489,723	(17,027)	(3)%
Life insurance in-force before reinsurance	620,108	625,503	(5,395)	(1)%

Term universal life insurance
Net deposits	$5	$—	$5	NM (1)
Term universal life annualized first-year deposits	10	—	10	NM (1)
Life insurance in-force, net of reinsurance	5,453	—	5,453	NM (1)
Life insurance in-force before reinsurance	5,456	—	5,456	NM (1)

Universal and whole life insurance
Net earned premiums and deposits	$118	$124	$(6)	(5)%
Universal life annualized first-year deposits	7	9	(2)	(22)%
Universal life excess deposits	20	28	(8)	(29)%
Life insurance in-force, net of reinsurance	43,712	43,901	(189)	—%
Life insurance in-force before reinsurance	50,655	51,201	(546)	(1)%

Total life insurance
Net earned premiums and deposits	$347	$361	$(14)	(4)%
Annualized first-year premiums	14	19	(5)	(26)%
Annualized first-year deposits	17	9	8	89%
Excess deposits	20	28	(8)	(29)%
Life insurance in-force, net of reinsurance	521,861	533,624	(11,763)	(2)%
Life insurance in-force before reinsurance	676,219	676,704	(485)	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term life insurance

Net earned premiums decreased mainly as a result of an unfavorable reinsurance adjustment of $8 million and lower persistency on policies entering the post-level rate period. The decrease was also attributable to lower sales in the current year from the introduction of our term universal life product that is designed to replace new sales of our existing term life insurance products. Annualized first-year premiums decreased as we focus on sales of our new term universal life insurance product.

Term universal life insurance

In late 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. This new product provides greater flexibility typically associated with universal life insurance coverage.

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2010	2009	2010 vs. 2009
Net earned premiums:
Long-term care	$479	$475	$4	1%
Medicare supplement and other	80	70	10	14%

Total	$559	$545	$14	3%

Annualized first-year premiums and deposits	$67	$47	$20	43%

Net earned premiums increased mainly attributable to growth in our in-force block from new sales, renewal premiums and rate actions. The increase in annualized first-year premiums and deposits was primarily attributable to growth in our individual and group long-term care insurance and linked-benefits products.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2010	2009
Assets under management, beginning of period	$18,865	$15,447
Gross flows	1,475	796
Redemptions	(971)	(1,274)

Net flows	504	(478)
Market performance	668	(759)

Assets under management, end of period	$20,037	$14,210

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company and Quantuvis Consulting, Inc.

The increase in assets under management was primarily attributable to favorable equity market performance and positive net flows.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2010	2009
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$5,943	$5,234
Deposits	173	125
Surrenders, benefits and product charges	(127)	(106)

Net flows	46	19
Interest credited and investment performance	146	(160)

Account value, net of reinsurance, end of period	$6,135	$5,093

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,016	$1,756
Deposits	27	19
Surrenders, benefits and product charges	(65)	(63)

Net flows	(38)	(44)
Interest credited and investment performance	70	(70)

Account value, net of reinsurance, end of period	$2,048	$1,642

Variable life insurance
Account value, beginning of period	$298	$266
Deposits	3	4
Surrenders, benefits and product charges	(10)	(11)

Net flows	(7)	(7)
Interest credited and investment performance	12	(11)

Account value, end of period	$303	$248

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

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2010	2009
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,409	$11,996
Deposits	41	242
Surrenders, benefits and product charges	(312)	(508)

Net flows	(271)	(266)
Interest credited	96	103

Account value, net of reinsurance, end of period	$11,234	$11,833

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,675	$6,957
Premiums and deposits	95	111
Surrenders, benefits and product charges	(265)	(236)

Net flows	(170)	(125)
Interest credited	88	93

Account value, net of reinsurance, end of period	$6,593	$6,925

Structured settlements
Account value, net of reinsurance, beginning of period	$1,115	$1,106
Premiums and deposits	—	4
Surrenders, benefits and product charges	(14)	(23)

Net flows	(14)	(19)
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,115	$1,101

Total premiums from spread-based products	$36	$47

Total deposits on spread-based products	$100	$310

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits. Sales have slowed significantly given market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded deposits and premiums. Sales have slowed significantly given market conditions and as a result of company actions related to future risk, profitability and capital considerations.

Structured settlements

We no longer solicit sales of this product; however, we continue to service our existing block of business.

International segment

Segment results of operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$504	$496	$8	2%
Net investment income	132	104	28	27%
Net investment gains (losses)	9	(15)	24	160%
Insurance and investment product fees and other	6	5	1	20%

Total revenues	651	590	61	10%

Benefits and expenses:
Benefits and other changes in policy reserves	174	192	(18)	(9)%
Acquisition and operating expenses, net of deferrals	203	195	8	4%
Amortization of deferred acquisition costs and intangibles	72	74	(2)	(3)%
Interest expense	23	8	15	188%

Total benefits and expenses	472	469	3	1%

Income before income taxes	179	121	58	48%
Provision for income taxes	50	30	20	67%

Net income	129	91	38	42%
Less: net income attributable to noncontrolling interests	34	—	34	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	95	91	4	4%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(4)	10	(14)	(140)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$91	$101	$(10)	(10)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$79	$90	$(11)	(12)%
Lifestyle protection insurance	12	11	1	9%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$91	$101	$(10)	(10)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The three months ended March 31, 2010 included an increase of $19 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

•

The decrease in our international mortgage insurance business was primarily driven by the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5% resulting in lower net operating income of $33 million, which included $5 million attributable to changes in foreign exchange rates, in the first quarter of 2010. Excluding the impact related to noncontrolling interests, net operating income for our international mortgage insurance business was relatively flat as lower losses were offset by lower premiums and higher taxes.

•

Net operating income for our lifestyle protection insurance business was relatively flat as a decrease in new claim registrations from improving economic conditions and a favorable impact from our re-pricing actions taken in the second half of 2009 were offset by reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $32 million and our lifestyle protection insurance business decreased $24 million.

•

The three months ended March 31, 2010 included increases of $46 million and $22 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was primarily related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In Canada, premiums decreased as seasoning of our in-force block of business was more than offset by lower policy cancellations. In Australia, premiums decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums in the first quarter of 2010 and lower new business volumes.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010. These adjustments were offset in expenses.

Net investment income

•	Our international mortgage insurance business increased $13 million and our lifestyle protection insurance business increased $15 million.

•

The three months ended March 31, 2010 included increases of $17 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was a result of lower yields, partially offset by an increase in invested assets.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method. In 2010, the reinsurance arrangements that were in a loss position were reflected in interest expense. However, in 2009, the reinsurance arrangements that were in a loss position were reflected in net investment income. Partially offsetting this increase was lower yields as a result of holding higher cash balances.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $3 million and our lifestyle protection insurance business decreased $15 million.

•

The three months ended March 31, 2010 included increases of $19 million and $6 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

In Australia, losses decreased as a result of lower reserves per delinquency primarily from an improving economy. Losses in Europe declined primarily related to ongoing loss mitigation activities. In Canada, losses declined driven by lower delinquencies from an improving economy and increased loss mitigation activities.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from slowing claim registrations as a result of improving economic conditions in Europe and a favorable reserve adjustment in the current year. These decreases were partially offset by higher paid claims, particularly in Spain and Ireland, as a result of increasing unemployment rates.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business increased $1 million.

•

The three months ended March 31, 2010 included increases of $6 million and $13 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat as the impact from canceling our capital maintenance agreement with our U.S. mortgage insurance business in the second quarter of 2009 was offset by higher expenses in Canada.

•

Excluding the effects of foreign exchange, the decrease in our lifestyle protection insurance business was largely attributable to a decrease in paid commissions related to a decline in new business, partially offset by an increase in profit commissions driven by decreased claims. Additionally, there was a favorable commission adjustment in the first quarter of 2010 that was offset in premiums and a favorable impact from our re-pricing actions taken in the second half of 2009.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business decreased $8 million.

•

The three months ended March 31, 2010 included increases of $4 million attributable to changes in foreign exchange rates in each of our international mortgage and lifestyle protection insurance businesses.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of deferred acquisition costs from the seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff block of business. Additionally, there was an unfavorable adjustment in the first quarter of 2010 related to the timing of receiving client data that was offset in premiums.

Interest expense. Interest expense increased $15 million primarily related to our lifestyle protection insurance business due to reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a loss position. In 2009, the reinsurance arrangements that were in a loss position were reflected in net investment income. The three months ended March 31, 2010 included an increase of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 27.9% for the three months ended March 31, 2010 from 24.8% for the three months ended March 31, 2009. This increase in the effective tax rate was primarily attributable to the tax impact of local structural changes to comply with revised local regulations in Australia. The three months ended March 31, 2010 also included increases of $10 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The three months ended March 31, 2010 included an increase of $5 million attributable to changes in foreign exchange rates.

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$515,500	$400,600	$114,900	29%
Risk in-force	172,900	130,300	42,600	33%
New insurance written	13,900	10,300	3,600	35%
Net premiums written	163	138	25	18%
Net earned premiums	246	214	32	15%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ended March 31, 2010 and 2009, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written, partially offset by loss mitigation activities in Europe. Primary insurance in-force and risk in-force included increases of $106.8 billion and $37.1 billion, respectively, attributable to changes in foreign exchange rates as of March 31, 2010.

New insurance written

New insurance written increased primarily as a result of growth in bulk new insurance written in Canada and Australia as some liquidity returned to the securitization market in Australia and as select lenders look for capital relief in Canada. Also contributing to the increase was flow new insurance written in Canada, driven by growth in the mortgage origination markets as consumer confidence improved. Partially offsetting these increases was a decrease in flow new insurance written in Australia reflecting higher interest rates and lower mortgage originations primarily from first-time homebuyers and in Europe, where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The three months ended March 31, 2010 included an increase of $2.9 billion attributable to changes in foreign exchange rates.

Net premiums written and net premiums earned

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2010, our unearned premium reserves increased to $3.1 billion, including an increase of $649 million attributable to changes in foreign exchange rates, from $2.6 billion as of March 31, 2009.

Excluding the effects of foreign exchange, net premiums written decreased primarily driven by a decrease in new insurance written in Australia and a decrease in average price driven by a decline in new business volume with loan-to-value ratios of more than 90%. The decrease was partially offset by an increase in new insurance written in Canada. The three months ended March 31, 2010 included an increase of $31 million attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, net premiums earned decreased primarily related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In Canada, premiums decreased as seasoning of our in-force block of business was more than offset by lower policy cancellations. In Australia, premiums decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums in the first quarter of 2010 and lower new business volumes. The three months ended March 31, 2010 included an increase of $46 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2010	2009	2010 vs. 2009
Loss ratio	43%	51%	(8)%
Expense ratio	44%	42%	2%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to lower losses in Australia as a result of lower reserves per delinquency and lower losses in Canada from a decrease in delinquencies. There were also decreased losses in Europe related to ongoing loss mitigation activities in Spain. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The increase in the expense ratio was primarily attributable to a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Primary insurance
Insured loans in-force	2,937,992	2,911,605	2,897,483
Delinquent loans (1)	24,015	22,821	22,257
Percentage of delinquent loans (delinquency rate) (1)	0.82%	0.78%	0.77%

Flow loans in-force	2,442,408	2,418,144	2,369,292
Flow delinquent loans (1)	20,931	19,652	19,602
Percentage of flow delinquent loans (delinquency rate) (1)	0.86%	0.81%	0.83%

Bulk loans in-force	495,584	493,461	528,191
Bulk delinquent loans (2)	3,084	3,169	2,655
Percentage of bulk delinquent loans (delinquency rate)	0.62%	0.64%	0.50%

(1)

The amounts previously presented in our first quarter of 2009 Quarterly Report on Form 10-Q have been revised for March 31, 2009 to include delinquencies associated with a lender captive reinsured by us in Australia that had previously been excluded. There was no impact on reserves or losses as these items had previously been included in reported amounts.

(2)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,072 as of March 31, 2010, 3,154 as of December 31, 2009 and 1,431 as of March 31, 2009.

Primary flow and bulk loans in-force remained relatively flat sequentially. Delinquent loans increased from higher delinquencies in all of our international mortgage insurance businesses as a result of seasoning of our insurance in-force.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$437	$407	$30	7%
Mexico operations gross written premiums	—	16	(16)	(100)%
Net earned premiums	258	282	(24)	(9)%

Gross written premiums, premium equivalents and deposits

The three months ended March 31, 2010 included an increase of $38 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to reduced levels of consumer lending. In the third quarter of 2009, we sold our Mexico operations; therefore, there were no sales in 2010.

Net earned premiums

For the three months ended March 31, 2010, the decrease was primarily attributable to our runoff block of business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010. The three months ended March 31, 2010 included an increase of $22 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$142	$170	$(28)	(16)%
Net investment income	30	33	(3)	(9)%
Net investment gains (losses)	4	(19)	23	121%
Insurance and investment product fees and other	5	4	1	25%

Total revenues	181	188	(7)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	196	403	(207)	(51)%
Acquisition and operating expenses, net of deferrals	34	32	2	6%
Amortization of deferred acquisition costs and intangibles	3	5	(2)	(40)%

Total benefits and expenses	233	440	(207)	(47)%

Loss before income taxes	(52)	(252)	200	79%
Benefit for income taxes	(19)	(104)	85	82%

Net loss available to Genworth Financial, Inc.’s common stockholders	(33)	(148)	115	78%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	13	(16)	(123)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(36)	$(135)	$99	73%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of moderating losses from a decrease in delinquencies and increasing loss mitigation activities in 2010 and additional income of $3 million, net of taxes, from a settlement with a counterparty regarding our GSE Alt-A business in 2010.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market and policy coverage rescission activity, partially offset by the favorable impact of rate increases and an increase in flow persistency from 83% for the three months ended March 31, 2009 to 86% for the three months ended March 31, 2010.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 included $4 million of lower losses related to limited partnerships accounted for under the equity method.

Net investment gains in 2010 were as a result of gains on sales of investments from portfolio repositioning activities. Net investment losses in 2009 were as a result of impairments recorded.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $437 million and an increase in net paid claims of $230 million. This included a settlement with a counterparty related to our GSE Alt-A business in 2010 of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million. The remaining decrease in change in reserves was primarily driven by a decrease in delinquencies from the fourth quarter of 2009 and increasing loss mitigation efforts and policy coverage rescissions. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Benefits and other changes in reserves included a reinsurance credit under certain of our captive reinsurance arrangements of $34 million and $119 million for the three months ended March 31, 2010 and 2009, respectively.

Benefit for income taxes. The effective tax rate decreased to 36.5% for the three months ended March 31, 2010 from 41.3% for the three months ended March 31, 2009. This decrease in the effective tax rate was primarily attributable to the proportion of tax favored investment income compared to a pre-tax loss, partially offset by an unfavorable state income tax adjustment in the current year.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$134,800	$159,800	$(25,000)	(16)%
Risk in-force	31,100	35,200	(4,100)	(12)%
New insurance written	1,700	3,700	(2,000)	(54)%
Net premiums written	142	171	(29)	(17)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a settlement regarding certain bulk transactions in the third quarter of 2009 and a settlement reached with a counterparty regarding our GSE Alt-A business effective in the first quarter of 2010. Also contributing to the decrease was a decline in flow new insurance written due to a tightening of domestic credit markets and lending guidelines negatively impacting mortgage originations. In addition, risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards as well as a weak housing market and reduced mortgage credit liquidity. Partially offsetting the decreases in primary insurance in-force and risk in-force was an increase in flow persistency from 83% for the three months ended March 31, 2009 to 86% for the three months ended March 31, 2010.

New insurance written

New insurance written decreased during the three months ended March 31, 2010 primarily driven by a decline in overall mortgage originations as a result of a weak housing market and reduced mortgage credit liquidity. In addition, tighter mortgage insurance guidelines and mortgage lender underwriting standards have contributed to a smaller mortgage insurance market.

Net premiums written

Net premiums written decreased principally from lower new insurance written as a result of the current economic recession and a smaller mortgage insurance market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2010	2009	2010 vs. 2009
Loss ratio	138%	237%	(99)%
Expense ratio	26%	22%	4%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to a decrease in change in reserves which was partially offset by an increase in paid claims. This included a settlement with a counterparty related to our GSE Alt-A business in 2010 of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million. The remaining decrease in change in reserves was primarily driven by a decrease in delinquencies from the fourth quarter of 2009 and increasing loss mitigation efforts and policy coverage rescissions. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums. Excluding the settlement in the first quarter of 2010, the loss ratio for the three months ended March 31, 2010 would have been 141%.

The expense ratio increased as a result of a decrease in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Primary insurance:
Insured loans in-force	840,618	890,730	973,988
Delinquent loans	107,104	122,279	92,964
Percentage of delinquent loans (delinquency rate)	12.74%	13.73%	9.54%

Flow loans in-force	735,564	753,370	826,663
Flow delinquent loans	102,389	107,495	79,349
Percentage of flow delinquent loans (delinquency rate)	13.92%	14.27%	9.60%

Bulk loans in-force	105,054	137,360	147,325
Bulk delinquent loans (1)	4,715	14,784	13,615
Percentage of bulk delinquent loans (delinquency rate)	4.49%	10.76%	9.24%

A minus and sub-prime loans in-force	86,185	89,678	101,413
A minus and sub-prime delinquent loans	26,387	29,238	23,448
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	30.62%	32.60%	23.12%

Pool insurance:
Insured loans in-force	19,907	20,370	21,870
Delinquent loans	783	781	586
Percentage of delinquent loans (delinquency rate)	3.93%	3.83%	2.68%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,155 as of March 31, 2010, 11,319 as of December 31, 2009 and 7,561 as of March 31, 2009.

Delinquency and foreclosure levels have increased significantly since the first quarter of 2009 as the U.S. continues to experience an economic recession and weakness in its housing markets. There has also been a continued increase in delinquencies and foreclosures in our 2005, 2006 and 2007 books of business. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. However, we have seen delinquencies decrease in our primary insurance in-force since the fourth quarter of 2009 as a result of the settlement reached in the first quarter of 2010 with a counterparty regarding our GSE Alt-A business, a decline in new flow delinquencies and increased cures from loan modification programs.

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

	Percent of primary risk in-force as of March 31, 2010	Delinquency rate
		March 31, 2010	December 31, 2009	March 31, 2009
By Region:
Southeast (1)	23%	17.28%	18.36%	13.34%
South Central (2)	16	11.81%	12.42%	8.07%
Northeast (3)	14	11.13%	11.60%	7.61%
North Central (4)	11	11.66%	12.20%	7.78%
Pacific (5)	11	16.66%	19.43%	13.66%
Great Lakes (6)	9	9.47%	10.20%	8.22%
Plains (7)	6	7.72%	8.29%	5.27%
Mid-Atlantic (8)	5	11.85%	13.08%	8.25%
New England (9)	5	11.67%	12.48%	8.10%

Total	100%	12.74%	13.73%	9.54%

(1)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(2)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(3)	New Jersey, New York and Pennsylvania.
(4)	Illinois, Minnesota, Missouri and Wisconsin.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Indiana, Kentucky, Michigan and Ohio.
(7)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of March 31, 2010	Delinquency rate
		March 31, 2010	December 31, 2009	March 31, 2009
By State:
Florida	8%	29.07%	30.77%	24.49%
Texas	7%	9.10%	9.49%	6.10%
New York	6%	9.12%	9.42%	6.04%
California	5%	17.72%	21.87%	16.70%
Illinois	5%	16.09%	16.40%	10.27%
Georgia	4%	17.40%	17.62%	11.33%
North Carolina	4%	11.50%	11.73%	7.37%
Pennsylvania	4%	10.66%	11.13%	7.29%
New Jersey	4%	16.68%	17.35%	11.63%
Ohio	3%	8.11%	8.47%	7.06%

Corporate and Other

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	9	55	(46)	(84)%
Net investment gains (losses)	(16)	(162)	146	90%
Insurance and investment product fees and other	3	75	(72)	(96)%

Total revenues	(4)	(31)	27	87%

Benefits and expenses:
Interest credited	39	89	(50)	(56)%
Acquisition and operating expenses, net of deferrals	8	11	(3)	(27)%
Amortization of deferred acquisition costs and intangibles	4	5	(1)	(20)%
Interest expense	70	62	8	13%

Total benefits and expenses	121	167	(46)	(28)%

Loss before income taxes	(125)	(198)	73	37%
Benefit for income taxes	(157)	(102)	(55)	(54)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	32	(96)	128	133%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	11	106	(95)	(90)%
Net tax benefit related to separation from our former parent	(106)	—	(106)	NM (1)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(63)	$10	$(73)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We reported a net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net operating income available to Genworth Financial, Inc.’s common stockholders in the prior year as the prior year included income from the early retirement of institutional contracts at a discount to contract values that did not recur.

Revenues

Lower investment income was primarily driven by a decrease in policy loans from a bankruptcy-related lapse in 2009 and an $11 million increase in losses related to limited partnership investments accounted for under the equity method in 2010. The decreases were also attributable to lower yields on floating rate investments and a decline in average invested assets. These decreases were partially offset by an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010.

Insurance and investment product fees and other decreased primarily as a result of income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. Interest expense increased related to the consolidation of certain securitization entities as of January 1, 2010. The increase in the income tax benefit was primarily related to changes in uncertain tax benefits related to separation from our former parent.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2010		2009		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.9%	$626	5.4%	$623	(0.5)%	$3
Fixed maturity securities—non-taxable	4.3%	16	4.6%	30	(0.3)%	(14)
Commercial mortgage loans	5.8%	104	5.6%	114	0.2%	(10)
Restricted commercial mortgage loans related to securitization entities (1)	7.3%	10	—%	—	7.3%	10
Equity securities	6.6%	2	4.6%	3	2.0%	(1)
Other invested assets	(0.7)%	(2)	(15.8)%	(99)	15.1%	97
Restricted other invested assets related to securitization entities (1)	1.0%	1	—%	—	1.0%	1
Policy loans	7.7%	27	9.6%	44	(1.9)%	(17)
Cash, cash equivalents and short-term investments	0.4%	5	0.8%	17	(0.4)%	(12)

Gross investment income before expenses and fees	4.6%	789	4.2%	732	0.4%	57
Expenses and fees	(0.2)%	(24)	(0.1)%	(21)	(0.1)%	(3)

Net investment income	4.4%	$765	4.1%	$711	0.3%	$54

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2010, the increase in overall weighted-average investment yields was primarily attributable to lower losses on limited partnerships. Net investment income for the three months ended March 31, 2010 included $73 million of lower losses related to limited partnerships accounted for under the equity method as compared to the three months ended March 31, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in policy loans from a bankruptcy-related lapse in 2009 and lower yields on floating rate investments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2010	2009
Available-for-sale securities:
Realized gains on sale	$23	$29
Realized losses on sale	(38)	(63)
Impairments:
Total other-than-temporary impairments	(77)	(597)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(3)	—

Net other-than-temporary impairments	(80)	(597)

Trading securities	6	(12)
Commercial mortgage loans	(4)	(6)
Net gains (losses) related to securitization entities (1)	11	—
Derivative instruments	(8)	(121)
Other	20	—

Net investment gains (losses)	$(70)	$(770)

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

•

We recorded $80 million of net other-than-temporary impairments for the three months ended March 31, 2010 as compared to $597 million for the three months ended March 31, 2009. Of total impairments for the three months ended March 31, 2010 and 2009, $62 million and $280 million, respectively, related to structured securities, including $36 million and $202 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $5 million and $58 million for the three months ended March 31, 2010 and 2009, respectively. We also recorded $6 million and $240 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we recorded $7 million of impairments related to limited partnership investments.

•

Net investment losses related to derivatives of $8 million in the first quarter of 2010 were primarily related to $14 million of losses in derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of the embedded derivative liabilities and $3 million of losses from foreign currency options. These losses were partially offset by $5 million of gains from credit default swaps utilized to improve our diversification and portfolio yield and $5 million of gains in non-qualified interest rate swaps. Net investment losses related to derivatives of $121 million in the first quarter of 2009 were primarily related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

Net losses related to the sale of available-for-sale securities were $15 million in the first quarter of 2010 compared to $34 million in the first quarter of 2009. We also recorded $11 million of net gains related to securitization entities and $16 million from the recovery of a counterparty receivable in the first quarter of 2010.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2010 and 2009 was $558 million from the sale of 128 securities and $373 million from the sale of 118 securities, respectively, which was approximately 94% and 86%, respectively, of book value. The loss on sales of securities in the three months ended March 31, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended March 31, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 16 months. The securities sold at a loss in the first quarter of 2010 included one non-U.S. government security that was sold for a total loss of $7 million related to portfolio repositioning activities. Of the securities that were sold at a loss during the first quarter of 2009, the average period of time those securities had been continuously in an unrealized loss position was approximately nine months. The securities sold at a loss in the first quarter of 2009 included one in the financial services sector totaling $10 million.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$39,323	57%	$37,158	54%
Private	12,717	18	12,594	19
Commercial mortgage loans	7,336	10	7,499	11
Other invested assets	3,972	6	4,702	7
Policy loans	1,408	2	1,403	2
Restricted commercial mortgage loans related to securitization entities (1)	552	1	—	—
Restricted other invested assets related to securitization entities (1)	385	1	—	—
Equity securities, available-for-sale	179	—	159	—
Cash and cash equivalents	3,466	5	5,002	7

Total cash, cash equivalents and invested assets	$69,338	100%	$68,517	100%

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2010, approximately 5% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,079	$30	$—	$(80)	$—	$3,029
Tax-exempt	1,495	35	—	(94)	—	1,436
Government—non-U.S.	2,323	103	—	(12)	—	2,414
U.S. corporate	22,108	722	8	(583)	(2)	22,253
Corporate—non-U.S.	13,019	407	13	(288)	—	13,151
Residential mortgage-backed (1)	4,445	50	8	(402)	(291)	3,810
Commercial mortgage-backed	4,243	95	6	(577)	(74)	3,693
Other asset-backed (1)	2,573	12	—	(310)	(21)	2,254

Total fixed maturity securities	53,285	1,454	35	(2,346)	(388)	52,040
Equity securities	163	19	—	(3)	—	179

Total available-for-sale securities	$53,448	$1,473	$35	$(2,349)	$(388)	$52,219

(1)	Fair value included $438 million collateralized by sub-prime residential mortgage loans and $358 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2009, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,673	$25	$—	$(96)	$—	$2,602
Tax-exempt	1,606	42	—	(104)	—	1,544
Government—non-U.S.	2,310	96	—	(22)	—	2,384
U.S. corporate	21,598	628	3	(814)	(3)	21,412
Corporate—non-U.S.	12,530	366	11	(356)	—	12,551
Residential mortgage-backed (1)	3,989	41	7	(484)	(326)	3,227
Commercial mortgage-backed	4,404	44	4	(738)	(97)	3,617
Other asset-backed (1)	2,887	8	—	(466)	(14)	2,415

Total fixed maturity securities	51,997	1,250	25	(3,080)	(440)	49,752
Equity securities	139	23	—	(3)	—	159

Total available-for-sale securities	$52,136	$1,273	$25	$(3,083)	$(440)	$49,911

(1)	Fair value included $422 million collateralized by sub-prime residential mortgage loans and $369 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $2.3 billion primarily attributable to an increase in purchases of fixed maturity securities as we continue to reinvest cash and from lower unrealized losses primarily as a result of an improvement in market performance.

We allocate net unrealized investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net unrealized investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net unrealized investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment balance sheets, respectively. The majority of our unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $108 million and $134 million as of March 31, 2010 and December 31, 2009, respectively.

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments. The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of March 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$43	$10	$—	$—	$53
AA	21	20	—	19	60
A	12	50	4	—	66
BBB	16	6	1	—	23
BB	11	13	14	—	38
B	4	28	41	—	73
CCC and lower	24	24	63	14	125

Total sub-prime securities	$131	$151	$123	$33	$438

(1)	Based on ratings as of March 31, 2010.

The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$42	$12	$—	$—	$54
AA	23	20	1	19	63
A	17	47	4	—	68
BBB	11	6	1	—	18
BB	8	13	27	—	48
B	6	24	25	—	55
CCC and lower	24	16	62	14	116

Total sub-prime securities	$131	$138	$120	$33	$422

(1)	Based on ratings as of December 31, 2009.

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of March 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$44	$—	$1	$—	$45
AA	8	27	1	—	36
A	18	23	1	7	49
BBB	23	1	3	—	27
BB	—	4	—	4	8
B	3	20	29	5	57
CCC and lower	4	70	33	29	136

Total Alt-A securities	$100	$145	$68	$45	$358

(1)	Based on ratings of March 31, 2010.

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$43	$—	$1	$—	$44
AA	9	26	1	—	36
A	17	23	1	8	49
BBB	26	1	3	—	30
BB	2	25	—	4	31
B	2	19	32	6	59
CCC and lower	5	55	36	24	120

Total Alt-A securities	$104	$149	$74	$42	$369

(1)	Based on ratings of December 31, 2009.

Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities decreased primarily as a result of principal payment activity coupled with widening spreads. Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of March 31, 2010 were primarily a result of widening spreads as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of March 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1):
AAA	$1,960	$337	$349	$119	$—	$25	$2,790
AA	40	46	114	68	—	—	268
A	41	27	68	100	—	—	236
BBB	49	18	25	71	—	—	163
BB	33	6	44	54	—	—	137
B	15	—	8	21	—	—	44
CCC and lower	12	5	38	—	—	—	55

Total commercial mortgage-backed securities	$2,150	$439	$646	$433	$—	$25	$3,693

(1)	Based on ratings as of March 31, 2010.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1):
AAA	$1,943	$338	$336	$120	$—	$20	$2,757
AA	52	63	85	127	—	—	327
A	69	36	54	54	—	—	213
BBB	50	12	41	33	—	—	136
BB	30	6	33	52	—	—	121
B	17	—	10	11	—	—	38
CCC and lower	10	4	11	—	—	—	25

Total commercial mortgage-backed securities	$2,171	$459	$570	$397	$—	$20	$3,617

(1)	Based on ratings as of December 31, 2009.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,561	$17	1,016	6	49%
2005	1,577	—	319	—	64%
2006	1,508	21	289	4	72%
2007	1,442	11	200	4	82%
2008	294	2	60	1	78%

Total	$7,382	$51	1,884	15	65%

(1)	Represents loan-to-value as of March 31, 2010.

	December 31, 2009
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,644	$5	1,039	2	49%
2005	1,607	—	320	—	63%
2006	1,521	15	290	4	70%
2007	1,458	76	203	3	80%
2008	295	—	61	—	77%
2009 (2)	16	—	518	—	—%

Total	$7,541	$96	2,431	9	63%

(1)	Represents loan-to-value as of December 31, 2009.
(2)

Loan balance represents reverse mortgage originations not sold as of December 31, 2009 and number of loans represents total reverse mortgage loan originations for 2009. In the first quarter of 2010, we began reporting reverse mortgages in other invested assets.

The following table presents the activity in the allowance for losses during the period indicated:

(Amounts in millions)	March 31, 2010
Beginning balance	$48
Provision	4
Release	—

Ending balance	$52

The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment.

Restricted commercial mortgage loans related to securitization entities

The following table sets forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	March 31, 2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$554	$2	214	1	44%

Total	$554	$2	214	1	44%

(1)	Represents loan-to-value as of March 31, 2010.

See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$1,297	33%	$1,590	34%
Derivatives	859	22	946	20
Derivatives counterparty collateral	628	16	647	14
Securities lending collateral	593	15	853	18
Limited partnerships	371	9	430	9
Trading securities	167	4	174	4
Other investments	57	1	62	1

Total other invested assets	$3,972	100%	$4,702	100%

The decrease in short-term investments was attributable to portfolio repositioning activities in the first quarter of 2010. Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Securities lending collateral decreased primarily from our decision to decrease the program size. Limited partnership investments decreased primarily from sales and unrealized depreciation and returned capital, partially offset by calls on outstanding commitments.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$69	$72	Other liabilities	$158	$114
Inflation indexed swaps	Other invested assets	1	—	Other liabilities	13	21
Foreign currency swaps	Other invested assets	100	101	Other liabilities	—	—

Total cash flow hedges		170	173		171	135

Fair value hedges:
Interest rate swaps	Other invested assets	130	132	Other liabilities	12	15
Foreign currency swaps	Other invested assets	22	24	Other liabilities	—	—

Total fair value hedges		152	156		12	15

Total derivatives designated as hedges		322	329		183	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	475	505	Other liabilities	44	59
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	16	—
Interest rate swaptions	Other invested assets	14	54	Other liabilities	18	67
Credit default swaps	Other invested assets	10	11	Other liabilities	1	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	118	—
Equity index options	Other invested assets	34	39	Other liabilities	4	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	4	8	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	(6)	(5)	Policyholder account balances (3)	145	175

Total derivatives not designated as hedges		531	612		346	306

Total derivatives		$853	$941		$529	$456

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.
(2)	Represents the embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	March 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,182	$(3)	$10,658
Inflation indexed swaps	Notional	376	157	—	533
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,339	(3)	11,682

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(74)	2,292
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(74)	2,377

Total derivatives designated as hedges		12,797	1,339	(77)	14,059

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	1,246	(354)	7,366
Interest rate swaps related to securitization entities	Notional	—	138	—	138
Interest rate swaptions	Notional	5,100	—	(3,300)	1,800
Credit default swaps	Notional	1,090	—	—	1,090
Credit default swaps related to securitization entities	Notional	—	322	—	322
Equity index options	Notional	912	149	(81)	980
Financial futures	Notional	5,822	2,186	(2,545)	5,463
Other foreign currency contracts	Notional	521	—	—	521

Total derivatives not designated as hedges		19,919	4,041	(6,280)	17,680

Total derivatives		$32,716	$5,380	$(6,357)	$31,739

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	March 31, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	1,323	(461)	48,405

The decrease in the notional value of derivatives was primarily attributable to a $2.1 billion notional decrease in swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $0.4 billion notional decrease in non-qualifying futures and interest rate swaps related to our institutional products and a $0.3 billion notional decrease in interest rate swaps associated with our GMWB hedging strategy. The decreases were partially offset by a $1.2 billion notional increase in qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products, a $0.5 billion notional increase in credit default swaps and interest rate swaps related to securitization entities and a $0.2 billion notional increase in inflation indexed swaps.

Consolidated Balance Sheets

Total assets. Total assets increased $0.9 billion from $108.2 billion as of December 31, 2009 to $109.1 billion as of March 31, 2010.

•

Cash, cash equivalents and invested assets increased $0.8 billion primarily from an increase of $2.3 billion in our fixed maturity securities portfolio resulting primarily from improved market performance and an increase in purchases of fixed maturity securities which resulted in a decrease of $1.5 billion in cash and cash equivalents. Restricted commercial mortgage loans and restricted other invested assets increased $0.9 billion from the consolidation of certain securitization entities as of January 1, 2010. Other invested assets decreased $0.7 billion primarily driven by a decrease in short-term investments, derivatives and derivatives counterparty collateral.

•	Separate account assets increased $0.3 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $0.3 billion from $94.8 billion as of December 31, 2009 to $95.1 billion as of March 31, 2010.

•

Our policyholder-related liabilities decreased $0.5 billion largely attributable to a decrease in our U.S. mortgage insurance business primarily from a settlement in the first quarter of 2010 and a decline in delinquencies, a decrease in our spread-based business from benefit payments and scheduled maturities and the early retirement of institutional contracts. These decreases were partially offset by an increase in our long-term care insurance business from growth of our in-force block.

•	Borrowings related to securitization entities increased $0.6 billion from the consolidation of certain securitization entities as of January 1, 2010.

•	Separate account liabilities increased $0.3 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $0.6 billion from $13.4 billion as of December 31, 2009 to $14.0 billion as of March 31, 2010.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $0.2 billion for the three months ended March 31, 2010.

•

We recorded a cumulative effect adjustment that reduced retained earnings by $104 million with a partial offset to accumulated other comprehensive income (loss) of $91 million related to the consolidation of certain securitization entities as of January 1, 2010.

•

We had accumulated other comprehensive income of $0.3 billion as of March 31, 2010 compared to accumulated other comprehensive loss of $0.2 billion as of December 31, 2009. The change in accumulated other comprehensive income was primarily attributable to a decrease of $0.5 billion in net unrealized investment losses from improved market performance during the first quarter of 2010.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2010	2009
Net cash from operating activities	$130	$783
Net cash from investing activities	(1,174)	1,254
Net cash from financing activities	(487)	(2,203)

Net decrease in cash before foreign exchange effect	$(1,531)	$(166)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash inflows from operating activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily as a result of higher tax settlements in the first quarter of 2010, higher paid claims in our U.S. mortgage insurance business, including a settlement that was paid in the first quarter of 2010, and a decrease from other liabilities and policy-related balances associated with the timing of payments.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash outflows from investing activities in the first quarter of 2010 as purchases of investments exceeded proceeds from maturities and sales of fixed maturity securities. In early 2009, we were holding excess cash balances. In the second half of 2009 and into 2010, we began reinvesting this excess cash.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had net cash outflows from financing activities in the first quarter of 2010 related to redemptions of our investment contracts primarily from scheduled maturities and surrenders which exceeded deposits received on these contracts. In 2009, redemptions were significantly higher due to scheduled maturities and the early retirement of institutional contracts.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC (“S&P”). We are currently fully indemnified against counterparty credit risk by the intermediary. As of March 31, 2010 and December 31, 2009, the fair value of securities loaned under the securities lending program was $0.6 billion and $0.9 billion, respectively, consisting of $0.3 billion and $0.6 billion, respectively, in the U.S. and $0.3 billion in Canada for both periods. As of March 31, 2010 and December 31, 2009, the fair value of collateral held under the securities lending program was $0.6 billion and $0.9 billion, respectively, and the offsetting obligation to return collateral of $0.6 billion and $0.9 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $273 million and $326 million as of March 31, 2010 and December 31, 2009, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2010 and December 31, 2009, the fair value of securities pledged under the repurchase program was $2.1 billion and the repurchase obligation of $2.1 billion was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash include proceeds from the issuance of debt and equity securities, borrowings pursuant to our credit facilities and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of stockholder dividends, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock and, potentially, acquisitions.

Our holding company had $841 million and $1,298 million of cash and cash equivalents as of March 31, 2010 and December 31, 2009, respectively. During the first quarter of 2010, we contributed $200 million to one of our life insurance subsidiaries to fund growth and invested $200 million in highly liquid U.S. government bonds.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2010, our total cash, cash equivalents and invested assets were $69.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2010.

As of March 31, 2010, we had approximately $881 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special-purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of March 31, 2010 was $876 million.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. Therefore, as of March 31, 2010, we only had access to $1.9 billion under these facilities. As of March 31, 2010, we had borrowings of $930 million under these facilities and we utilized $404 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our life insurance subsidiaries. As of March 31, 2010, we have an unused credit capacity under our revolving credit facilities of $526 million. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss). On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related commitments under the facilities and reduces the remaining commitments by those respective amounts. On April 29, 2010, we terminated $350 million of letters of credit under these facilities for the benefit of one of our life insurance subsidiaries. As a result, unused credit capacity under our credit facilities is $876 million.

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

On April 29, 2010, Genworth MI Canada Inc. (“Genworth Canada”), our majority owned, publicly traded subsidiary, announced plans to add debt to its capital structure. The debt to capital ratio is initially targeted at approximately 10%. For purposes of this ratio, capital is defined as Genworth Canada stockholders’ equity, excluding accumulated other comprehensive income and including the proposed debt. The ultimate size and timing of any financing as well as its impact on dividends and/or return of capital will be dependent upon Genworth Canada’s capital requirements, general market conditions and receipt of customary approvals, including approval by Genworth Canada’s board of directors.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2009 Annual Report on Form 10-K filed on February 26, 2010.

Securitization Entities

There were no off-balance sheet securitization transactions in the three months ended March 31, 2010 or 2009. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

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

Credit markets have continued to show signs of improvement across most asset classes in the first quarter of 2010. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2010, the currencies in our principal international locations (Canada, Australia and Europe) have strengthened against the U.S. dollar from the first quarter of 2009 and remained relatively flat from the fourth quarter of 2009. This has resulted in higher levels of reported revenues and net income (loss), with nominal changes in assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

There were no other material changes in these risks since December 31, 2009.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2010

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third party’s municipal guaranteed investment contract business, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2009 Annual Report on Form 10-K. In addition, there were no new material legal proceedings during the quarter.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2009 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2010, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 5. Exhibits

10	Form of Mid-Term Incentive Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101	The following consolidated financial statements from Genworth Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 30, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: April 30, 2010
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)