Form 10-Q
period 2010-06-30
GENWORTH FINANCIAL INC
filed 2010-07-30
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 26, 2010, 489,335,077 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Premiums	$1,470	$1,502	$2,940	$3,004
Net investment income	823	781	1,588	1,492
Net investment gains (losses)	(139)	(53)	(209)	(823)
Insurance and investment product fees and other	256	253	512	544

Total revenues	2,410	2,483	4,831	4,217

Benefits and expenses:
Benefits and other changes in policy reserves	1,340	1,492	2,655	3,000
Interest credited	211	263	424	538
Acquisition and operating expenses, net of deferrals	499	456	974	897
Amortization of deferred acquisition costs and intangibles	179	212	363	459
Interest expense	109	114	224	210

Total benefits and expenses	2,338	2,537	4,640	5,104

Income (loss) before income taxes	72	(54)	191	(887)
Benefit for income taxes	(5)	(4)	(98)	(368)

Net income (loss)	77	(50)	289	(519)
Less: net income attributable to noncontrolling interests	35	—	69	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$42	$(50)	$220	$(519)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.09	$(0.11)	$0.45	$(1.20)

Diluted	$0.08	$(0.11)	$0.45	$(1.20)

Weighted-average common shares outstanding:
Basic	489.1	433.2	489.0	433.2

Diluted	494.2	433.2	493.9	433.2

Supplemental disclosures:
Total other-than-temporary impairments	$(24)	$(476)	$(101)	$(1,073)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(27)	324	(30)	324

Net other-than-temporary impairments	(51)	(152)	(131)	(749)
Other investment gains (losses)	(88)	99	(78)	(74)

Total net investment gains (losses)	$(139)	$(53)	$(209)	$(823)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$53,386	$49,752
Equity securities available-for-sale, at fair value	199	159
Commercial mortgage loans	7,208	7,499
Restricted commercial mortgage loans related to securitization entities	535	—
Policy loans	1,467	1,403
Other invested assets	4,042	4,702
Restricted other invested assets related to securitization entities ($373 at fair value)	374	—

Total investments	67,211	63,515
Cash and cash equivalents	4,586	5,002
Accrued investment income	696	691
Deferred acquisition costs	7,170	7,341
Intangible assets	789	934
Goodwill	1,313	1,324
Reinsurance recoverable	17,279	17,332
Other assets	1,024	954
Deferred tax asset	—	92
Separate account assets	10,284	11,002

Total assets	$110,352	$108,187

Liabilities and stockholders’ equity

Liabilities:
Future policy benefits	$29,929	$29,469
Policyholder account balances	28,338	28,470
Liability for policy and contract claims	6,302	6,567
Unearned premiums	4,238	4,714
Other liabilities ($183 and $—other liabilities related to securitization entities)	6,287	6,298
Borrowings related to securitization entities ($51 at fair value)	525	—
Non-recourse funding obligations	3,437	3,443
Short-term borrowings	730	930
Long-term borrowings	4,331	3,641
Deferred tax liability	904	303
Separate account liabilities	10,284	11,002

Total liabilities	95,305	94,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 578 million and 577 million shares issued as of June 30, 2010 and December 31, 2009, respectively; 489 million shares outstanding as of June 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	12,078	12,034

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	208	(1,151)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(179)	(247)

Net unrealized investment gains (losses)	29	(1,398)

Derivatives qualifying as hedges	1,162	802
Foreign currency translation and other adjustments	140	432

Total accumulated other comprehensive income (loss)	1,331	(164)
Retained earnings	3,221	3,105
Treasury stock, at cost (88 million shares as of June 30, 2010 and December 31, 2009)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,931	12,276
Noncontrolling interests	1,116	1,074

Total stockholders’ equity	15,047	13,350

Total liabilities and stockholders’ equity	$110,352	$108,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	91	(104)	—	(13)	—	(13)
Comprehensive income (loss):
Net income (loss)	—	—	—	220	—	220	69	289
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,268	—	—	1,268	9	1,277
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	68	—	—	68	—	68
Derivatives qualifying as hedges	—	—	360	—	—	360	—	360
Foreign currency translation and other adjustments	—	—	(292)	—	—	(292)	(15)	(307)

Total comprehensive income (loss)								1,687
Dividends to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense and exercises and other	—	24	—	—	—	24	—	24
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of June 30, 2010	$1	$12,078	$1,331	$3,221	$(2,700)	$13,931	$1,116	$15,047

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY— (CONTINUED)

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

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$289	$(519)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	5	106
Net investment losses (gains)	209	823
Charges assessed to policyholders	(233)	(211)
Acquisition costs deferred	(392)	(368)
Amortization of deferred acquisition costs and intangibles	363	459
Deferred income taxes	(173)	(591)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	119	116
Stock-based compensation expense	23	15
Change in certain assets and liabilities:
Accrued investment income and other assets	24	30
Insurance reserves	1,208	1,520
Current tax liabilities	(211)	197
Other liabilities and other policy-related balances	(674)	(208)

Net cash from operating activities	557	1,369

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,057	1,892
Commercial mortgage loans	263	381
Restricted commercial mortgage loans related to securitization entities	27	—
Proceeds from sales of investments:
Fixed maturity and equity securities	2,393	1,663
Purchases and originations of investments:
Fixed maturity and equity securities	(6,867)	(2,700)
Commercial mortgage loans	(23)	—
Other invested assets, net	1,491	(348)
Policy loans, net	(64)	(253)

Net cash from investing activities	(723)	635

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,174	1,271
Withdrawals from universal life and investment contracts	(1,734)	(4,231)
Short-term borrowings and other, net	(285)	(330)
Repayment and repurchase of long-term borrowings	—	(739)
Proceeds from the issuance of long-term borrowings	660	—
Redemption of non-recourse funding obligations	(6)	(12)
Repayment of borrowings related to securitization entities	(31)	—
Dividends paid to noncontrolling interests	(21)	—

Net cash from financing activities	(243)	(4,041)
Effect of exchange rate changes on cash and cash equivalents	(7)	83

Net change in cash and cash equivalents	(416)	(1,954)
Cash and cash equivalents at beginning of period	5,002	7,328

Cash and cash equivalents at end of period	$4,586	$5,374

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003. The accompanying condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or where we are the primary beneficiary of a variable interest entity, which we refer to as the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation.

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

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

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

Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for us on December 31, 2010 with certain other additional disclosures that will be effective for us on March 31, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued new accounting guidance on how investments held through separate accounts affect an insurer’s consolidation analysis of those investments. This new accounting guidance will be effective for us on January 1, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued new accounting guidance clarifying the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract. Under the new accounting guidance, only embedded credit derivative features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements. Accordingly, upon adoption of this new accounting guidance, we are required to bifurcate embedded credit derivatives that no longer qualify under the amended scope exception. In conjunction with our adoption, we elected fair value option for certain fixed maturity securities. This accounting guidance was effective for us on July 1, 2010. The impact upon adoption of this new accounting guidance was approximately $270 million, before taxes and other adjustments, and was recorded as a reduction in retained earnings with a corresponding increase in accumulated other comprehensive income (loss) on July 1, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$77	$(50)	$289	$(519)
Less: net income attributable to noncontrolling interests	35	—	69	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$42	$(50)	$220	$(519)

Basic per common share:
Net income (loss)	$0.16	$(0.11)	$0.59	$(1.20)
Less: net income attributable to noncontrolling interests	0.07	—	0.14	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.09	$(0.11)	$0.45	$(1.20)

Diluted per common share:
Net income (loss)	$0.16	$(0.11)	$0.59	$(1.20)
Less: net income attributable to noncontrolling interests	0.07	—	0.14	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.08	$(0.11)	$0.45	$(1.20)

Weighted-average shares used in basic earnings (loss) per common share calculations	489.1	433.2	489.0	433.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	5.1	—	4.9	—

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	494.2	433.2	493.9	433.2

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three and six months ended June 30, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.2 million and 0.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss for the three and six months ended June 30, 2009, dilutive potential common shares would have been 434.4 million and 433.8 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Fixed maturity securities—taxable	$646	$604	$1,272	$1,227
Fixed maturity securities—non-taxable	16	28	32	58
Commercial mortgage loans	99	109	203	223
Restricted commercial mortgage loans related to securitization entities (1)	10	—	20	—
Equity securities	5	3	7	6
Other invested assets	39	(7)	37	(106)
Restricted other invested assets related to securitization entities (1)	—	—	1	—
Policy loans	28	52	55	96
Cash, cash equivalents and short-term investments	4	14	9	31

Gross investment income before expenses and fees	847	803	1,636	1,535
Expenses and fees	(24)	(22)	(48)	(43)

Net investment income	$823	$781	$1,588	$1,492

(1)	See note 7 for additional information related to consolidated securitization entities.

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Available-for-sale securities:
Realized gains on sale	$53	$21	$76	$50
Realized losses on sale	(36)	(48)	(74)	(111)
Impairments:
Total other-than-temporary impairments	(24)	(476)	(101)	(1,073)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(27)	324	(30)	324

Net other-than-temporary impairments	(51)	(152)	(131)	(749)

Trading securities	(4)	11	2	(1)
Commercial mortgage loans	(18)	(5)	(22)	(11)
Net gains (losses) related to securitization entities (1)	(47)	—	(36)	—
Derivative instruments (2)	(38)	114	(46)	(7)
Other	2	6	22	6

Net investment gains (losses)	$(139)	$(53)	$(209)	$(823)

(1)	See note 7 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2010 and 2009 was $858 million and $367 million, respectively, which was approximately 96% and 89%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2010 and 2009 was $1,416 million and $737 million, respectively, which was approximately 95% and 87%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2010	2009
Cumulative credit loss beginning balance	$1,025	$—
Impact upon adoption of new accounting guidance	—	1,204
Additions:
Other-than-temporary impairments not previously recognized	11	56
Increases related to other-than-temporary impairments previously recognized	32	95
Reductions:
Securities sold, paid down or disposed	(90)	(270)
Securities where there is intent to sell	—	—

Cumulative credit loss ending balance	$978	$1,085

	As of or for the six months ended June 30,
(Amounts in millions)	2010	2009
Cumulative credit loss beginning balance	$1,059	$—
Impact upon adoption of new accounting guidance	—	1,204
Additions:
Other-than-temporary impairments not previously recognized	31	56
Increases related to other-than-temporary impairments previously recognized	78	95
Reductions:
Securities sold, paid down or disposed	(190)	(270)
Securities where there is intent to sell	—	—

Cumulative credit loss ending balance	$978	$1,085

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(Amounts in millions)	June 30, 2010	December 31, 2009
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$296	$(2,245)
Equity securities	7	20
Other invested assets	(27)	(29)

Subtotal	276	(2,254)
Adjustments to present value of future profits, deferred acquisition costs and sales inducements	(162)	138
Income taxes, net	(37)	757

Net unrealized investment gains (losses)	77	(1,359)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	48	39

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$29	$(1,398)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2010	2009
Beginning balance	$(860)	$(4,095)
Cumulative effect of change in accounting	—	(349)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,498	2,261
Adjustment to deferred acquisition costs	(80)	(164)
Adjustment to present value of future profits	(51)	(79)
Adjustment to sales inducements	(10)	1
Provision for income taxes	(480)	(714)

Change in unrealized gains (losses) on investment securities	877	1,305
Reclassification adjustments to net investment (gains) losses, net of taxes of $(11) and $(63)	22	116

Change in net unrealized investment gains (losses)	899	1,072
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	10	—

Ending balance	$29	$(3,023)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	As of or for the six months ended June 30,
(Amounts in millions)	2010	2009
Beginning balance	$(1,398)	$(4,038)
Cumulative effect of change in accounting	91	(349)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,261	1,558
Adjustment to deferred acquisition costs	(193)	(184)
Adjustment to present value of future profits	(81)	(70)
Adjustment to sales inducements	(26)	—
Provision for income taxes	(700)	(467)

Change in unrealized gains (losses) on investment securities	1,261	837
Reclassification adjustments to net investment (gains) losses, net of taxes of $(45) and $(284)	84	527

Change in net unrealized investment gains (losses)	1,436	1,015
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	9	—

Ending balance	$29	$(3,023)

(d) Fixed Maturity and Equity Securities

As of June 30, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,422	$262	$—	$—	$—	$3,684
Tax-exempt	1,407	39	—	(96)	—	1,350
Government—non-U.S.	2,023	126	—	(3)	—	2,146
U.S. corporate	22,529	1,332	7	(489)	(1)	23,378
Corporate—non-U.S.	12,572	494	12	(279)	—	12,799
Residential mortgage-backed	4,395	160	8	(347)	(261)	3,955
Commercial mortgage-backed	4,117	152	7	(488)	(62)	3,726
Other asset-backed	2,640	18	—	(297)	(13)	2,348

Total fixed maturity securities	53,105	2,583	34	(1,999)	(337)	53,386
Equity securities	192	13	—	(6)	—	199

Total available-for-sale securities	$53,297	$2,596	$34	$(2,005)	$(337)	$53,585

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2010:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
Tax-exempt	$106	$(3)	33	$272	$(93)	93
Government—non-U.S.	69	(1)	30	34	(2)	6
U.S. corporate	1,257	(47)	168	3,596	(443)	304
Corporate—non-U.S.	926	(32)	163	1,774	(247)	161
Residential mortgage-backed	291	(5)	76	1,097	(603)	461
Commercial mortgage-backed	79	(4)	11	1,282	(546)	277
Other asset-backed	413	(1)	28	969	(309)	147

Subtotal, fixed maturity securities	3,141	(93)	509	9,024	(2,243)	1,449
Equity securities	51	(5)	41	7	(1)	8

Total for securities in an unrealized loss position	$3,192	$(98)	550	$9,031	$(2,244)	1,457

% Below cost—fixed maturity securities:
<20% Below cost	$3,089	$(71)	469	$6,602	$(515)	763
20-50% Below cost	51	(20)	22	2,069	(1,006)	406
>50% Below cost	1	(2)	18	353	(722)	280

Total fixed maturity securities	3,141	(93)	509	9,024	(2,243)	1,449

% Below cost—equity securities:
<20% Below cost	46	(2)	40	7	(1)	8
20-50% Below cost	5	(3)	1	—	—	—

Total equity securities	51	(5)	41	7	(1)	8

Total for securities in an unrealized loss position	$3,192	$(98)	550	$9,031	$(2,244)	1,457

Investment grade	$2,564	$(81)	422	$7,203	$(1,386)	959
Below investment grade	628	(17)	128	1,828	(858)	498

Total for securities in an unrealized loss position	$3,192	$(98)	550	$9,031	$(2,244)	1,457

The investment securities in an unrealized loss position as of June 30, 2010 consisted of 2,007 securities and accounted for unrealized losses of $2,342 million. Of these unrealized losses of $2,342 million, 63% were investment grade (rated “AAA” through “BBB-”) and 25% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to credit spreads that have widened since acquisition for certain mortgage-backed and asset-backed securities and corporate securities in the finance and insurance sector. Included in these unrealized losses as of June 30, 2010 was $337 million of unrealized losses on other-than-

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $332 million have been in an unrealized loss position for more than 12 months.

Of the unrealized losses of $2,342 million, $1,468 million were related to structured securities and $552 million were related to corporate securities in the finance and insurance sector. Of the remaining gross unrealized losses of $322 million, $99 million were related to tax-exempt and government—non-U.S. securities and $223 million were primarily related to other corporate securities that were spread evenly across all other sectors with no individual sector exceeding $40 million.

Of the $1,468 million unrealized losses in structured securities, 41% were in residential mortgage-backed securities and 37% were in commercial mortgage-backed securities with the remainder in other asset-backed securities. Approximately 54% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given ongoing concern about the housing market and unemployment, the fair value of these securities has declined due to credit spreads that have widened since acquisition. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of June 30, 2010.

Of the $552 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of June 30, 2010. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. Most of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings.

Of the investment securities in an unrealized loss position for 12 months or more as of June 30, 2010, 686 securities were 20% or more below cost, of which 357 securities were also below investment grade (rated “BB+” and below) and accounted for unrealized losses of $747 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $260 million was recorded in OCI.

While certain securities included in the preceding table were considered other-than-temporarily impaired, we expect to recover the new amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,776	$2,801
Due after one year through five years	11,367	11,696
Due after five years through ten years	8,494	8,877
Due after ten years	19,316	19,983

Subtotal	41,953	43,357
Residential mortgage-backed	4,395	3,955
Commercial mortgage-backed	4,117	3,726
Other asset-backed	2,640	2,348

Total	$53,105	$53,386

As of June 30, 2010, $5,015 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2010, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 24%, 22% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2010, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the periods indicated:

	June 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$2,047	28%	$2,115	28%
Office	1,971	27	2,025	27
Industrial	1,903	26	1,979	26
Apartments	812	11	832	11
Mixed use/other	540	8	590	8

Total principal balance	7,273	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses (1)	(70)		(48)

Total (2)	$7,208		$7,499

(1)	Included $13 million related to held-for-sale commercial mortgage loans as of June 30, 2010.
(2)

Included held-for-sale mortgage loans of $37 million and $17 million as of June 30, 2010 and December 31, 2009, respectively. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgages in other invested assets.

	June 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$1,937	27%	$2,005	27%
South Atlantic	1,660	23	1,711	23
Middle Atlantic	974	13	1,005	13
East North Central	701	10	728	10
Mountain	624	8	650	9
New England	491	7	492	6
West North Central	378	5	389	5
West South Central	314	4	331	4
East South Central	194	3	230	3

Total principal balance	7,273	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses (1)	(70)		(48)

Total (2)	$7,208		$7,499

(1)	Included $13 million related to held-for-sale commercial mortgage loans as of June 30, 2010.
(2)

Included held-for-sale mortgage loans of $37 million and $17 million as of June 30, 2010 and December 31, 2009, respectively. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgages in other invested assets.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses ($5 million for the six months ended June 30, 2010 and $21 million for the year ended December 31, 2009) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition (none for the six months ended June 30, 2010 and for the year ended December 31, 2009).

Average investment in specifically impaired loans was $3 million and $10 million as of June 30, 2010 and December 31, 2009, respectively, and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the periods indicated:

(Amounts in millions)	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$52	$48
Provision (1)	18	22
Release	—	—

Ending balance	$70	$70

(1)	Included $13 million related to held-for-sale commercial mortgage loans.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	June 30, 2010
(Amounts in millions)	Carrying value	% of total
Property Type
Retail	$195	37%
Industrial	131	24
Office	122	23
Apartments	66	12
Mixed use/other	23	4

Total principal balance	537	100%

Allowance for losses	(2)

Total	$535

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2010
(Amounts in millions)	Carrying value	% of total
Geographic Region
South Atlantic	$197	37%
Pacific	95	18
Middle Atlantic	72	13
East North Central	57	11
Mountain	36	7
East South Central	33	6
West North Central	33	6
West South Central	13	2
New England	1	—

Total principal balance	537	100%

Allowance for losses	(2)

Total	$535

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$540	$72	Other liabilities	$9	$114
Inflation indexed swaps	Other invested assets	1	—	Other liabilities	22	21
Foreign currency swaps	Other invested assets	140	101	Other liabilities	—	—

Total cash flow hedges		681	173		31	135

Fair value hedges:
Interest rate swaps	Other invested assets	124	132	Other liabilities	11	15
Foreign currency swaps	Other invested assets	20	24	Other liabilities	—	—

Total fair value hedges		144	156		11	15

Total derivatives designated as hedges		825	329		42	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	509	505	Other liabilities	41	59
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	23	—
Interest rate swaptions	Other invested assets	4	54	Other liabilities	—	67
Credit default swaps	Other invested assets	2	11	Other liabilities	27	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	159	—
Equity index options	Other invested assets	97	39	Other liabilities	—	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	6	8	Other liabilities	—	—
Reinsurance embedded derivatives (2)	Other assets	2	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	9	(5)	Policyholder account balances (4)	447	175

Total derivatives not designated as hedges		629	612		697	306

Total derivatives		$1,454	$941		$739	$456

(1)	See note 7 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	June 30, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,382	$(206)	$10,655
Inflation indexed swaps	Notional	376	157	(6)	527
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,539	(212)	11,673

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(139)	2,227
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(139)	2,312

Total derivatives designated as hedges		12,797	1,539	(351)	13,985

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	2,345	(577)	8,242
Interest rate swaps related to securitization entities	Notional	—	138	(3)	135
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	50	—	1,140
Credit default swaps related to securitization entities	Notional	—	322	(5)	317
Equity index options	Notional	912	397	(614)	695
Financial futures	Notional	5,822	3,696	(5,019)	4,499
Other foreign currency contracts	Notional	521	73	—	594
Reinsurance embedded derivatives	Notional	—	47	—	47

Total derivatives not designated as hedges		19,919	7,268	(11,318)	15,869

Total derivatives		$32,716	$8,807	$(11,669)	$29,854

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	June 30, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	2,244	(1,445)	48,342

Approximately $1.1 billion of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $148 million as of June 30, 2010.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$599	$4	Net investment income	$15	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	(2)	Interest expense	—	Net investment gains (losses)

Total	$602	$3		$15

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(177)	$3	Net investment income	$(4)	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	(5)	Interest expense	—	Net investment gains (losses)

Total	$(178)	$—		$(4)

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$563	$8	Net investment income	$12	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	7	(4)	Interest expense	—	Net investment gains (losses)

Total	$567	$6		$12

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(322)	$8	Net investment income	$(10)	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(13)	(8)	Interest expense	—	Net investment gains (losses)

Total	$(335)	$5		$(10)

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $1.2 billion, net of taxes, recorded in stockholders’ equity as of June 30, 2010 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $8 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the six months ended June 30, 2010 in connection with forecasted transactions that were no longer considered probable of occurring.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(6)	Net investment gains (losses)	25	Interest credited	6	Net investment gains (losses)
Foreign currency swaps	(2)	Net investment gains (losses)	1	Interest credited	2	Net investment gains (losses)

Total	$(7)		$23		$7

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$2	Net investment gains (losses)	$(6)	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(7)	Net investment gains (losses)	50	Interest credited	7	Net investment gains (losses)
Foreign currency swaps	(4)	Net investment gains (losses)	2	Interest credited	4	Net investment gains (losses)

Total	$(9)		$46		$9

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; and (vi) foreign currency forward contracts to mitigate certain currency risk. Additionally, we provide GMWBs on certain

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2010	2009
Interest rate swaps	$63	$164	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(9)	—	Net investment gains (losses)
Interest rate swaptions	35	(338)	Net investment gains (losses)
Credit default swaps	(32)	35	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	(46)	—	Net investment gains (losses)
Equity index options	50	(71)	Net investment gains (losses)
Financial futures	105	(163)	Net investment gains (losses)
Inflation indexed swaps	—	4	Net investment gains (losses)
Other foreign currency contracts	2	8	Net investment gains (losses)
Reinsurance embedded derivatives	2	—	Net investment gains (losses)
GMWB embedded derivatives	(278)	479	Net investment gains (losses)

Total derivatives not designated as hedges	$(108)	$118

(1)	See note 7 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2010	2009
Interest rate swaps	$57	$246	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(12)	—	Net investment gains (losses)
Interest rate swaptions	57	(579)	Net investment gains (losses)
Credit default swaps	(27)	21	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	(41)	—	Net investment gains (losses)
Equity index options	23	(55)	Net investment gains (losses)
Financial futures	72	(84)	Net investment gains (losses)
Inflation indexed swaps	—	(4)	Net investment gains (losses)
Foreign currency swaps	—	6	Net investment gains (losses)
Other foreign currency contracts	(1)	10	Net investment gains (losses)
Reinsurance embedded derivatives	2	—	Net investment gains (losses)
GMWB embedded derivatives	(242)	440	Net investment gains (losses)

Total derivatives not designated as hedges	$(112)	$1

(1)	See note 7 for additional information related to consolidated securitization entities.

Derivative Counterparty Credit Risk

As of June 30, 2010 and December 31, 2009, net fair value assets by counterparty totaled $1.3 billion and $739 million, respectively. As of June 30, 2010 and December 31, 2009, net fair value liabilities by counterparty totaled $192 million and $74 million, respectively. As of June 30, 2010 and December 31, 2009, we retained collateral of $1.1 billion and $647 million, respectively, related to these agreements, including over collateralization of $6 million and $10 million, respectively, from certain counterparties. As of June 30, 2010 and December 31, 2009, we posted $12 million and $121 million, respectively, of collateral to derivative counterparties, including over collateralization of $3 million and $46 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2010 and December 31, 2009, we could have been allowed to claim up to $292 million and $102 million, respectively, from counterparties and required to disburse up to $1 million in both periods. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit Derivatives—Sell Protection

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$6	$—	$—
AA
Matures after one year through five years	11	—	—	5	—	—
A
Matures after one year through five years	32	—	—	32	1	—
Matures after five years through ten years	10	—	—	10	—	—
BBB
Matures after one year through five years	68	1	—	73	1	—
Matures after five years through ten years	29	—	1	29	—	—

Total credit default swaps on single name reference entities	$155	$1	$1	$155	$2	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$—	$13	$50	$—	$—
9% – 12% matures after five years through ten years (2)	—	—	—	250	1	1
10% – 15% matures after five years through ten years (3)	250	—	6	250	—	2
12% – 22% matures after five years through ten years (4)	248	—	6	248	4	—
15% – 30% matures after five years through ten years (5)	127	—	1	127	2	—

Total credit default swap index tranches	925	—	26	925	7	3

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (6)	17	—	9	—	—	—
Portion backing our interest maturing 2017 (7)	300	—	150	—	—	—

Total customized credit default swap index tranches related to securitization entities	317	—	159	—	—	—

Total credit default swaps on index tranches	$1,242	$—	$185	$925	$7	$3

(1)	The current attachment/detachment as of June 30, 2010 and December 31, 2009 was 9% – 12%.
(2)	The current attachment/detachment as of June 30, 2010 and December 31, 2009 was 9% – 12%.
(3)	The current attachment/detachment as of June 30, 2010 and December 31, 2009 was 10% – 15%.
(4)	The current attachment/detachment as of June 30, 2010 and December 31, 2009 was 12% – 22%.
(5)	The current attachment/detachment as of June 30, 2010 and December 31, 2009 was 14.8% – 30.3%.
(6)	Original notional value was $39 million.
(7)	Original notional value was $300 million.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	June 30, 2010			December 31, 2009
(Amounts in millions)	Par value	Amortized cost or cost	Fair value	Par value	Amortized cost or cost	Fair value
Credit rating:
AA
Matures after five years through ten years	$100	$100	$96	$100	$100	$96
BBB
Matures after five years through ten years (1)	—	—	—	100	100	76
BB
Matures after five years through ten years (1)	—	—	—	200	228	148

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$100	$100	$96	$400	$428	$320

(1)	The amounts in 2009 related to certain VIEs that were consolidated on January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

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

Non-recourse funding obligations. Based on the then current coupon, revalued based on the London Interbank Offered Rate (“LIBOR”) set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	June 30, 2010				December 31, 2009
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$7,208	$7,211		$(1)	$7,499	$7,213
Restricted commercial mortgage loans (2)		(1)	535	554		(1)	—	—
Other invested assets		(1)	328	332		(1)	1,766	1,769
Liabilities:
Short-term borrowings (3)		(1)	730	730		(1)	930	930
Long-term borrowings (3)		(1)	4,331	4,127		(1)	3,641	3,291
Non-recourse funding obligations (3)		(1)	3,437	1,468		(1)	3,443	1,674
Borrowings related to securitization entities (2), (3)		(1)	474	497		(1)	—	—
Investment contracts		(1)	21,287	22,048		(1)	21,515	21,743
Performance guarantees, principally letters of credit	77		—	—	117		—	—
Other firm commitments:
Commitments to fund limited partnerships	143		—	—	194		—	—
Ordinary course of business lending commitments	5		—	—	—		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 7 for additional information related to consolidated securitization entities.
(3)	See note 9 for additional information related to borrowings.

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

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We assign each security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds to determine whether the spreads utilized would be considered observable inputs for the private placement being valued. To determine the significance of unobservable inputs, we calculate the impact on the valuation from the unobservable input and will classify a security as Level 3 when the impact on the valuation exceeds 10%.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of each class of fixed maturity securities as of June 30, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,667	$—	$3,667	$—
Internal models	17	—	8	9

Total U.S. government, agencies and government-sponsored enterprises	3,684	—	3,675	9

Tax-exempt:
Pricing services	1,350	—	1,350	—

Total tax-exempt	1,350	—	1,350	—

Government—non-U.S.:
Pricing services	2,116	—	2,116	—
Internal models	30	—	12	18

Total government—non-U.S.	2,146	—	2,128	18

U.S. corporate:
Pricing services	19,988	—	19,988	—
Broker quotes	300	—	—	300
Internal models	3,090	—	1,870	1,220

Total U.S. corporate	23,378	—	21,858	1,520

Corporate—non-U.S.:
Pricing services	10,793	—	10,696	97
Broker quotes	136	—	—	136
Internal models	1,870	—	1,383	487

Total corporate—non-U.S.	12,799	—	12,079	720

Residential mortgage-backed:
Pricing services	3,893	—	3,893	—
Broker quotes	35	—	—	35
Internal models	27	—	—	27

Total residential mortgage-backed	3,955	—	3,893	62

Commercial mortgage-backed:
Pricing services	3,662	—	3,662	—
Broker quotes	20	—	—	20
Internal models	44	—	5	39

Total commercial mortgage-backed	3,726	—	3,667	59

Other asset-backed:
Pricing services	1,978	—	1,978	—
Broker quotes	156	—	—	156
Internal models	214	—	9	205

Total other asset-backed	2,348	—	1,987	361

Total fixed maturity securities	$53,386	$—	$50,637	$2,749

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of equity securities as of June 30, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$190	$20	$170	$—
Broker quotes	6	—	—	6
Internal models	3	—	—	3

Total equity securities	$199	$20	$170	$9

The following table summarizes the primary sources considered when determining fair value of trading securities as of June 30, 2010.

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$85	$—	$85	$—
Broker quotes	136	—	—	136

Total trading securities	$221	$—	$85	$136

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rate volatility and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3.

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

Reinsurance embedded derivatives

We have certain reinsurance agreements that result in a reinsurance counterparty holding assets for our benefit where this feature is considered an embedded derivative requiring bifurcation. As a result, we measure the embedded derivatives at fair value with changes in fair value being recorded in income. Fair value is determined by comparing the fair value and cost basis of the underlying assets. The underlying assets are primarily comprised of highly rated investments and result in the fair value of the embedded derivatives being classified as Level 2.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. The discount rate utilized in our valuation was based on the swap curve, which included the credit risk of an instrument rated “AA” and incorporated the non-performance risk of our GMWB liabilities. In recent periods, the swap curve has been lower than the U.S. Treasury curve for certain points on the curve. For the points where the swap curve is lower than the U.S. Treasury curve, we utilize the U.S. Treasury curve as our discount rate. As of June 30, 2010 and December 31, 2009, the impact of non-performance risk on our GMWB valuation was not material.

To determine whether the use of the swap curve was the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,684	$—	$3,675	$9
Tax-exempt	1,350	—	1,350	—
Government—non-U.S.	2,146	—	2,128	18
U.S. corporate	23,378	—	21,858	1,520
Corporate—non-U.S.	12,799	—	12,079	720
Residential mortgage-backed	3,955	—	3,893	62
Commercial mortgage-backed	3,726	—	3,667	59
Other asset-backed	2,348	—	1,987	361

Total fixed maturity securities	53,386	—	50,637	2,749

Equity securities	199	20	170	9

Other invested assets:
Trading securities	221	—	85	136
Derivative assets:
Interest rate swaps	1,173	—	1,164	9
Inflation indexed swaps	1	—	1	—
Foreign currency swaps	160	—	160	—
Interest rate swaptions	4	—	—	4
Credit default swaps	2	—	2	—
Equity index options	97	—	—	97
Other foreign currency contracts	6	—	5	1

Total derivative assets	1,443	—	1,332	111

Securities lending collateral	680	—	680	—
Derivatives counterparty collateral	100	—	100	—
Restricted other invested assets related to securitization entities	373	—	199	174

Total other invested assets	2,817	—	2,396	421

Other assets (1)	2	—	2	—
Reinsurance recoverable (2)	9	—	—	9
Separate account assets	10,284	10,284	—	—

Total assets	$66,697	$10,304	$53,205	$3,188

Liabilities
Policyholder account balances (3)	$447	$—	$—	$447
Derivative liabilities:
Interest rate swaps	61	—	61	—
Interest rate swaps related to securitization entities	23	—	23	—
Inflation indexed swaps	22	—	22	—
Credit default swaps	27	—	1	26
Credit default swaps related to securitization entities	159	—	—	159

Total derivative liabilities	292	—	107	185
Borrowings related to securitization entities	51	—	—	51

Total liabilities	$790	$—	$107	$683

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3 (1)	Transfer out of Level 3	Ending balance as of June 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$8	$—	$—	$(1)	$6	$(4)	$9	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	1	—	1	—	16	—	18	—
U.S. corporate	906	11	19	(29)	653	(40)	1,520	4
Corporate—non-U.S.	508	—	7	2	294	(91)	720	—
Residential mortgage- backed	171	—	—	(26)	1	(84)	62	—
Commercial mortgage- backed	47	—	10	(1)	11	(8)	59	—
Other asset-backed	409	(8)	2	(14)	—	(28)	361	(8)

Total fixed maturity securities	2,052	3	39	(69)	981	(257)	2,749	(4)

Equity securities	67	—	1	1	—	(60)	9	—

Other invested assets:
Trading securities	142	(7)	—	1	—	—	136	(7)
Derivative assets:
Interest rate swaps	4	5	—	—	—	—	9	5
Interest rate swaptions	14	24	—	(34)	—	—	4	24
Credit default swaps	7	(7)	—	—	—	—	—	(7)
Equity index options	34	46	—	17	—	—	97	46
Other foreign currency contracts	4	(3)	—	—	—	—	1	(3)

Total derivative assets	63	65	—	(17)	—	—	111	65

Total other invested assets	205	58	—	(16)	—	—	247	58

Restricted other invested assets related to securitization entities (2)	174	(2)	2	—	—	—	174	(2)
Reinsurance recoverable (3)	(6)	15	—	—	—	—	9	15

Total Level 3 assets	$2,492	$74	$42	$(84)	$981	$(317)	$3,188	$67

(1)

The transfer into Level 3 was primarily related to private fixed U.S. corporate and corporate—non U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations.

(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Beginning balance as of April 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored entities	$19	$—	$(37)	$4	$389	$(18)	$357	$—
Tax exempt	5	—	—	—	2	(5)	2	—
Government—non-U.S.	35	—	2	3	—	(18)	22	—
U.S. corporate	1,658	(14)	140	(70)	240	(546)	1,408	6
Corporate—non-U.S.	1,136	(10)	25	(23)	204	(565)	767	1
Residential mortgage-backed	2,602	(106)	66	(44)	4	(899)	1,623	(88)
Commercial mortgage-backed	3,647	(10)	7	(27)	27	(516)	3,128	(11)
Other asset-backed	1,901	(8)	137	(98)	8	(877)	1,063	(4)

Total fixed maturity securities	11,003	(148)	340	(255)	874	(3,444)	8,370	(96)

Equity securities	61	—	—	—	—	—	61	—

Other invested assets:
Trading securities	156	15	—	(5)	—	(33)	133	13
Derivative assets	706	(256)	—	(164)	—	—	286	(237)

Total other invested assets	862	(241)	—	(169)	—	(33)	419	(224)

Reinsurance recoverable	18	(16)	—	—	—	—	2	(16)

Total Level 3 assets	$11,944	$(405)	$340	$(424)	$874	$(3,477)	$8,852	$(336)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3 (1)	Transfer out of Level 3	Ending balance as of June 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(2)	$9	$(14)	$9	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	1	—	16	(6)	18	—
U.S. corporate	1,073	11	34	31	678	(307)	1,520	8
Corporate—non-U.S.	504	1	8	11	353	(157)	720	1
Residential mortgage- backed	1,481	—	3	80	1	(1,503)	62	—
Commercial mortgage- backed	3,558	1	14	(63)	11	(3,462)	59	—
Other asset-backed	1,419	(24)	23	(18)	10	(1,049)	361	(24)

Total fixed maturity securities	8,060	(11)	83	39	1,078	(6,500)	2,749	(15)

Equity securities	9	—	—	8	52	(60)	9	—

Other invested assets:
Trading securities	145	1	—	(10)	—	—	136	1
Derivative assets:
Interest rate swaps	3	6	—	—	—	—	9	6
Interest rate swaptions	54	15	—	(65)	—	—	4	15
Credit default swaps	6	(6)	—	—	—	—	—	(6)
Equity index options	39	22	—	36	—	—	97	22
Other foreign currency contracts	8	(7)	—	—	—	—	1	(7)

Total derivative assets	110	30	—	(29)	—	—	111	30

Total other invested assets	255	31	—	(39)	—	—	247	31

Restricted other invested assets related to securitization entities (2)	—	(2)	2	—	174	—	174	(2)
Reinsurance recoverable (3)	(5)	14	—	—	—	—	9	14

Total Level 3 assets	$8,319	$32	$85	$8	$1,304	$(6,560)	$3,188	$28

(1)

The transfer out of Level 3 was primarily related to residential and commercial mortgage-backed and other asset-backed securities and resulted from a change in the observability of inputs used to determine fair value.

(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our assessment of whether or not there were significant unobservable inputs was based on our observations of the mortgage-backed and asset-based securities markets obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from third-party pricing sources to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.

While we observed some increased trading activity for certain mortgage-backed and asset-backed securities during 2009, primarily as a result of government programs, we did not observe a broad-based improvement in market conditions to result in the classification of several mortgage-backed and asset-backed securities as Level 2. During the six months ended June 30, 2010, primary market issuance and secondary market activity for commercial and non-agency residential mortgage-backed and other asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in our conclusion that there is sufficient trading activity in similar instruments to support classifying certain mortgage-backed and asset-backed securities as Level 2 as of June 30, 2010. Accordingly, our assessment resulted in a transfer out of Level 3 of $1,503 million, $3,462 million and $1,049 million, respectively, during the six months ended June 30, 2010 related to residential mortgage-backed, commercial mortgage-backed and other asset-backed securities.

	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored entities	$25	$—	$(38)	$13	$389	$(32)	$357	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	—	9	—	(18)	22	—
U.S. corporate	2,734	(16)	111	(111)	377	(1,687)	1,408	5
Corporate—non-U.S.	1,560	(33)	142	11	404	(1,317)	767	(27)
Residential mortgage-backed	1,957	(331)	164	(154)	885	(898)	1,623	(313)
Commercial mortgage-backed	3,219	(39)	43	(106)	532	(521)	3,128	(39)
Other asset-backed	1,034	(22)	180	(232)	981	(878)	1,063	(18)

Total fixed maturity securities	10,560	(441)	602	(565)	3,570	(5,356)	8,370	(392)

Equity securities	60	—	—	1	—	—	61	—

Other invested assets:
Trading securities	125	1	—	(15)	54	(32)	133	—
Derivative assets	933	(494)	—	(175)	22	—	286	(474)

Total other invested assets	1,058	(493)	—	(190)	76	(32)	419	(474)

Reinsurance recoverable	18	(17)	—	1	—	—	2	(17)

Total Level 3 assets	$11,696	$(951)	$602	$(753)	$3,646	$(5,388)	$8,852	$(883)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$145	$294	$—	$8	$—	$—	$447	$294
Derivative liabilities:
Interest rate swaptions	18	(10)	—	(8)	—	—	—	(10)
Credit default swaps	1	25	—	—	—	—	26	25
Credit default swaps related to securitization entities (2)	118	46	—	(5)	—	—	159	46
Equity index options	4	(3)	—	(1)	—	—	—	(3)

Total derivative liabilities	141	58	—	(14)	—	—	185	58
Borrowings related to securitization entities (2)	58	(7)	—	—	—	—	51	(6)

Total Level 3 liabilities	$344	$345	$—	$(6)	$—	$—	$683	$346

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

	Beginning balance as of April 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances	$923	$(495)	$—	$7	$—	$—	$435	$(490)
Other liabilities (1)	73	137	—	(49)	—	—	161	105

Total Level 3 liabilities	$996	$(358)	$—	$(42)	$—	$—	$596	$(385)

(1)	Represents derivative liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$255	$—	$17	$—	$—	$447	$255
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	26	—	—	—	—	26	26
Credit default swaps related to securitization entities (2)	—	41	—	(3)	121	—	159	41
Equity index options	2	(1)	—	(1)	—	—	—	(1)

Total derivative liabilities	71	22	—	(29)	121	—	185	22
Borrowings related to securitization entities (2)	—	(8)	—	—	59	—	51	(8)

Total Level 3 liabilities	$246	$269	$—	$(12)	$180	$—	$683	$269

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances	$878	$(456)	$—	$13	$—	$—	$435	$(445)
Other liabilities (1)	68	142	—	(49)	—	—	161	110

Total Level 3 liabilities	$946	$(314)	$—	$(36)	$—	$—	$596	$(335)

(1)	Represents derivative liabilities.

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

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments related to available-for-sale securities, accretion on certain fixed maturity securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, which were recorded in net investment gains (losses).

Non-Recurring Fair Value Measurements

We hold investments in bank loans that are recorded at the lower of cost or fair value and are recorded in other invested assets. As of June 30, 2010, $3 million of bank loans were recorded at fair value, based on market observable information and classified as Level 2, which was lower than their respective cost; therefore, we recorded $1 million of fair value loss adjustments for the three and six months ended June 30, 2010. In addition, we held an investment in one commercial mortgage loan that was recorded at the lower of cost or fair value. As of June 30, 2010, $37 million of commercial mortgage loans were recorded at fair value, based on the expected transaction price and classified as Level 2. Therefore, we recorded $13 million of fair value adjustments for the three and six months ended June 30, 2010.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the total securitized assets as of the dates indicated:

(Amounts in millions)	June 30, 2010	December 31, 2009
Receivables secured by:
Commercial mortgage loans	$—	$574
Fixed maturity securities	80	123
Other assets	168	236

Total securitized assets not required to be consolidated	248	933

Total securitized assets required to be consolidated	612	—

Total securitized assets	$860	$933

Financial support for certain securitization entities was provided under credit support agreements, in which we provided limited recourse for a maximum of $117 million of credit losses as of June 30, 2010. These agreements will remain in place throughout the life of the related entities. Included in this amount was $40 million for the limited recourse related to one of our commercial mortgage loan entities that was required to be consolidated with assets of $125 million as of June 30, 2010. There were no amounts recorded for these limited recourse liabilities as of June 30, 2010 and December 31, 2009.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts recognized in our consolidated financial statements related to our involvement with entities used to facilitate asset securitization transactions where the securitization entity was not required to be consolidated as of the dates indicated:

	June 30, 2010		December 31, 2009
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$1	$2	$79	$44

Total	$1	$2	$79	$44

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

(c) Securitization and Variable Interest Entities Required To Be Consolidated

As a result of adopting new accounting guidance for VIE consolidation on January 1, 2010, we were required to consolidate certain VIEs. Our involvement with VIEs that were required to be consolidated related to asset securitization transactions and certain investments, both of which are described in more detail below. Prior to being required to consolidate these entities, our interest in these entities was recorded in our consolidated financial statements as fixed maturity securities available-for-sale.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For one of our commercial mortgage loan securitization entities with assets of $125 million as of June 30, 2010, our economic interest represents the excess interest received on the loans compared to the interest paid on the entity’s obligation. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with assets of $417 million as of June 30, 2010, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$9	$19
Restricted other invested assets	—	1

Total net investment income	9	20

Net investment gains (losses):
Trading securities	2	9
Derivatives	(55)	(53)
Commercial mortgage loans	(1)	(1)
Borrowings related to securitization entities recorded at fair value	7	9

Total net investment gains (losses)	(47)	(36)

Total revenues	(38)	(16)

Expenses:
Interest expense	7	15

Total expenses	7	15

Loss before income taxes	(45)	(31)
Benefit for income taxes	(16)	(11)

Net loss	$(29)	$(20)

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of the date indicated:

(Amounts in millions)	June 30, 2010
Assets
Investments:
Restricted commercial mortgage loans	$535
Restricted other invested assets:
Trading securities	373
Other	1

Total restricted other invested assets	374

Total investments	909
Cash and cash equivalents	2
Accrued investment income	1

Total assets	$912

Liabilities
Other liabilities:
Derivative liabilities	$182
Other liabilities	1

Total other liabilities	183
Borrowings related to securitization entities	525

Total liabilities	$708

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

(b) Commitments

As of June 30, 2010, we were committed to fund $143 million in limited partnership investments and $5 million in U.S. commercial mortgage loan investments.

(9) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related entities from their commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of June 30, 2010, we had access to $1.9 billion under these facilities.

In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010.

As of June 30, 2010, we had borrowings of $730 million under these facilities, and we utilized $54 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. As of December 31, 2009, we had borrowings of $930 million under these facilities, and we utilized $407 million under these facilities for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

Long-Term Senior Notes

In June 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.700% per year payable semi-annually, and maturing in June 2020 (“2020 Notes”). The 2020 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2020 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the 2020 Notes were used to repay $100 million of outstanding borrowings under each of our five-year revolving credit facilities and the remainder of the proceeds were used for general corporate purposes.

In June 2010, our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), issued CDN$275 million of 5.68% senior notes due 2020. The net proceeds of the offering will be used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada is expected to use any proceeds it receives from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

Non-Recourse Funding Obligations

As of June 30, 2010, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. As of June 30, 2010 and December 31, 2009, the weighted-average interest rates on our non-recourse funding obligations were 1.51% and 1.49%, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings Related To Securitization Entities

Borrowings related to securitization entities were as follows as of June 30, 2010:

(Amounts in millions)	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$236		$236
GFCM LLC, due 2035, 5.7426%	113		113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	125		125
Marvel Finance 2007-1 LLC, due 2017 (1)	5		1
Marvel Finance 2007-4 LLC, due 2017 (1)	12		5
Genworth Special Purpose Five, LLC, due 2040 (1)	NA	(2)	45

Total	$491		$525

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Principal amount not applicable. Notional balance is $117 million.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments. See note 7 for additional information on consolidated securitization entities.

(10) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	—	(5.1)	(2.1)	0.2
Benefit on tax favored investments	(8.0)	(3.1)	(7.1)	3.8
Effect of foreign operations	(33.7)	(18.6)	(21.3)	3.3
Non-deductible expenses	2.2	0.7	0.5	(0.5)
Interest on uncertain tax positions	(2.4)	(2.7)	(2.3)	(0.3)
Tax benefits related to separation from our former parent	—	—	(55.8)	—
Other, net	—	1.2	1.8	—

Effective rate	(6.9)%	7.4%	(51.3)%	41.5%

The effective tax rate decreased significantly from the prior year due to uncertain tax benefits related to separation from our former parent, favorable impact of newly enacted Australian tax legislation, lower taxed foreign income and tax favored investments.

In connection with our 2004 separation from our former parent, General Electric (“GE”), we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Revenues:
Retirement and Protection	$1,643	$1,607	$3,236	$2,594
International	622	639	1,273	1,229
U.S. Mortgage Insurance	181	196	362	384
Corporate and Other	(36)	41	(40)	10

Total revenues	$2,410	$2,483	$4,831	$4,217

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Retirement and Protection	$114	$123	$236	$161
International	105	87	196	188
U.S. Mortgage Insurance	(40)	(134)	(76)	(269)
Corporate and Other	(61)	(67)	(124)	(57)

Net operating income available to Genworth Financial, Inc.’s common stockholders	118	9	232	23
Net investment gains (losses), net of taxes and other adjustments	(76)	(59)	(118)	(542)
Net tax benefit related to separation from our former parent	—	—	106	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	42	(50)	220	(519)
Add: net income attributable to noncontrolling interests	35	—	69	—

Net income (loss)	$77	$(50)	$289	$(519)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2010	December 31, 2009
Assets:
Retirement and Protection	$85,087	$81,497
International	11,444	12,143
U.S. Mortgage Insurance	3,564	4,247
Corporate and Other	10,257	10,300

Total assets	$110,352	$108,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(12) Noncontrolling Interests

In July 2009, Genworth Canada, our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 49.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 44.6 million common shares were sold by Brookfield Life Assurance Company Limited, our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially own 57.5% of the common shares of Genworth Canada.

In the six months ended June 30, 2010, dividends of $21 million were paid to the noncontrolling interests.

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

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates or severity of defaults, uncertain results of continued investigations of insured U.S. mortgage loans, possible rescissions of coverage and the results of objections to our rescissions, the extent to which loan modifications and other similar programs may provide benefits to us, unexpected changes in unemployment rates, further deterioration in economic conditions or a further decline in home prices, changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), competition with government-owned and government-sponsored enterprises offering mortgage insurance (including the Federal Housing Administration (“FHA”)), changes in regulations that affect our U.S. mortgage insurance business, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, the impact of the use of reinsurance with reinsurance companies affiliated with mortgage lending customers, legal actions under Real Estate Settlement Procedures Act of 1974 (“RESPA”) and potential liabilities in connection with our U.S. contract underwriting services;

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

For additional information regarding the risks identified above, see “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have three operating segments: Retirement and Protection, International and U.S. Mortgage Insurance.

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include: life, long-term care and Medicare supplement insurance. Additionally, we offer other senior supplemental products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the three months ended June 30, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $81 million and $114 million, respectively. For the six months ended June 30, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $165 million and $236 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $107 million and $105 million, respectively. For the six months ended June 30, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $202 million and $196 million, respectively.

•	U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended June 30, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $43 million and $40 million, respectively. For the six months ended June 30, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were both $76 million.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended June 30, 2010, our Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $103 million and $61 million, respectively. For the six months ended June 30, 2010, our Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $71 million and $124 million, respectively.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts our sales, revenue growth and profitability trends of our businesses. Global financial markets improved during the first quarter of 2010 from the volatility experienced in 2009, with solid performance, lower volatility in equity markets, narrowing spreads and better credit performance in many sectors of the debt markets. However, in the second quarter of 2010, we saw a decline in equity markets and widening spreads primarily as a result of the perceived contagion risk related to the European sovereign debt crisis. In 2010, Canadian and Australian economies and housing markets improved. Despite continued stress in the U.S. housing market and variations in performance by sub-market, there were continued signs of stabilization. Europe remained a slow growth environment.

Slow economic growth, coupled with uncertain financial market conditions, influenced, and may continue to influence, investment and spending decisions by both consumers and businesses as they adjust their consumption, debt and risk profiles in response to these conditions. As a result, our sales, revenues and profitability trends of certain insurance and investment products were adversely impacted during the first half of 2009. Since then, these trends have improved as investor confidence in the markets and the outlook for some consumers and businesses strengthened. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and financial regulation reform can continue to affect economic and business outlooks and consumer behaviors moving forward.

In response to market conditions, we adjusted our investment and asset-liability management strategies to reduce risk during strained economic and financial market conditions. In addition, we refined our product and distribution management strategies to best fit with our strengths, profitability targets and risk tolerance. These and other company actions were made to enhance our competitive position as well as our capital flexibility and liquidity. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Since late 2008, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken a variety of other actions to stabilize the capital markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the government-sponsored enterprises (“GSEs”), lenders, servicers and the U.S. government. Outside of the U.S., various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have positively affected these countries and their markets; however, there can be no assurance as to the future level of impact of any of these actions on the economic and financial markets, including levels of volatility. A delayed economic recovery period or global recessionary setback could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Market conditions showed continued signs of improvement in the first quarter of 2010 resulting in greater investor confidence and positive, though inconsistent, equity and credit market performance. Continued strong demand for fixed-income products resulted in credit spread compression. However, during the first quarter of 2010, there was higher volatility in select sovereign bonds and related securities as concerns grew over the refinancing needs of Greece and certain other European countries. In the second quarter of 2010, the market moved away from riskier assets. This was generally a response to increased concerns regarding macro-economic risks in Europe and a slowing in the pace of recovery of the U.S. economy. During the second quarter of 2010, Treasury yields declined substantially as equity volatility increased and high yield bond spreads widened as the market demand grew for higher-quality assets. Nonetheless, investor liquidity was strong during the quarter and most investment grade bond issues were met with good demand. Investor appetite for asset-backed securities remained strong given limited supply, stable credit performance and structural protections embedded in the larger transactions brought to market. Although financial sector performance improved during the first half of 2010, high levels of unemployment and continued global economic uncertainty still weigh on certain markets.

While the marketplace is still experiencing declines in the performance of collateral underlying certain structured securities, corporate impairments continued their downward trend and were at moderate levels during the first half of 2010. We recorded net other-than-temporary impairments of $51 million and $131 million, respectively, during the three and six months ended June 30, 2010 which were lower than prior year levels and we expect losses to moderate further. Additionally, in the first half of 2010, losses related to limited partnerships decreased $116 million as compared to the first half of 2009 with limited partnership gains in the second quarter of 2010. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with assets that have not been impaired continues to perform.

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

The increase in life insurance sales we experienced during the second half of 2009 continued into the first half of 2010, in large part the result of strong adoption of our new term universal life insurance product. As anticipated, sales of our traditional term life insurance product have declined given the introduction late in 2009 of our new term universal life insurance product that was designed to replace our traditional term life insurance product. Our new term universal life insurance product is more capital efficient and we believe offers a similar or better value proposition to the consumer as our traditional term life insurance product, and is competitively priced for the main street and emerging affluent markets. We have experienced strong initial adoption of the product; however, the growth rate will ultimately depend upon the intensity and level of future distributor (existing brokerage general agents (“BGAs”) and other distributors) and consumer adoption. In our universal life insurance products, sales for the first half of 2010 were relatively stable given product changes made in 2009 to our new universal life insurance product that resulted in a more capital efficient product that is priced to achieve targeted returns. New premium sales may decline, remain flat or increase depending upon the ongoing distributor and consumer adoption and usage, as well as overall market conditions.

Throughout 2009, we experienced favorable mortality results in our term life insurance products as compared to priced mortality. In 2010, mortality remained favorable although less so than in 2009. Additionally, we have experienced lower persistency as compared to pricing for 10-year term life insurance policies written in 1999 and 2000 as they reach their post-level rate period. Given the relatively high volume of 10-year term life policies written in 2000, we expect this trend to continue and then moderate as these policies have now reached their post-level rate period.

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

In recent years, industry-wide first-year annualized premiums of individual long-term care insurance have either declined or grown moderately. While our overall sales in 2009 were adversely impacted primarily by the general economic conditions and lower sales through our independent distribution and career force channels, in the second half of 2009 and continuing into the first half of 2010, we experienced improvements in our long-term care insurance sales. Recent improvements are due in part to the breadth of our distribution, and we have made progress on multiple growth initiatives with an emphasis on distribution effectiveness and broadening our offerings, including additional group long-term care insurance participation and linked-benefits products.

In the first half of 2009, termination rates increased on the new and old blocks of business resulting in lower benefits and other changes in policy reserves that contributed positively to results of operations. However, during the second half of 2009 and continuing into the first half of 2010, termination rates have decreased to levels experienced historically resulting in higher benefits and other changes in policy reserves that contributed to lower results of operations. We have also experienced higher claims in older issued policies in recent periods which have negatively impacted our results of operations.

We continue pursuing multiple growth initiatives, investing in case management, maintaining tight expense management, actively exploring alternative reinsurance strategies, executing effective investment strategies and considering other actions to improve profitability of the overall block, and in particular our older blocks of business, including potential future rate increases. In addition, changes in regulations or government programs, including certain aspects of healthcare reform, such as the Community Living Assistance Services and Supports (“CLASS”) Act, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market conditions. The decline and volatility in the equity markets that began in 2008 negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. The recovery of equity and fixed income markets began in the second quarter of 2009 and continued throughout 2009 and into the first quarter of 2010, although we saw a reversal of this trend late in the second quarter of 2010.

The market improvement over the second half of 2009 and first quarter of 2010, in addition to our introduction of new investment strategies, expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us collectively contributed to our higher sales, net flows and assets under management in the last three quarters of 2009 and the first half of 2010. Market declines and volatility in the second quarter of 2010 reduced sales and net flows over prior periods although net flows remained positive. Despite the market volatility, the business generated positive net flows since April 2009. Depending upon the direction of equity markets in the future, we could see a correlated impact on sales, net flows and assets under management.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses, new product sales and relative competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product features and company ratings. Product features include current and minimum crediting rates on our spread-based products, surrender charges and guaranteed benefit features in variable annuity products which provide guaranteed death or living benefits to the consumer.

Recent product changes and sales of annuity products reflect a more targeted growth strategy in order to achieve appropriate risk adjusted returns. We have scaled back certain product features and targeted certain market segments to reduce risk in our annuity products. In this connection, we have targeted distributors and producers and chosen sales personnel that align with this more focused strategy. Beginning in the second half of 2009, we expanded our distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to expand these distribution relationships and introduce new product offerings.

In fixed annuities, sales may fluctuate as interest rates change and as we offer these products using a disciplined approach to meet targeted returns. We have introduced new deferred annuity products in the BGA channel and we have re-priced immediate annuities to maintain spreads and targeted returns. In 2009, spreads on fixed annuity products declined in connection with lower short-term rates and from holding higher cash balances to manage through challenging market conditions. Through the first half of 2010, we have reinvested a significant portion of the excess cash and are achieving improvements in spread-related income as a result of higher yields.

In variable annuities, the improvement in the equity markets during the second half of 2009 and the first quarter of 2010 favorably impacted our results. However, the decline and volatility in the equity markets during the second quarter of 2010 adversely impacted our results. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results. In addition, we continue to offer variable annuity products with living benefit features as described above. However, in response to the risk in equity markets, certain product features have been scaled back to reduce adverse selection risk and volatility while costs to the consumer have been increased. These product changes are similar to actions taken by many, but not all, of our competitors. We believe the benefits offered by these products remain attractive to consumers within our targeted markets.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Throughout 2009, we observed increased stability in international housing markets, particularly in Canada and Australia, as lower mortgage rates, improved housing affordability, certain government programs and improved consumer confidence resulted in increased home sales activity. As a result, home prices increased in these markets during 2009. In the first half of 2010, home price growth slowed in Canada and Australia. Additionally, while unemployment increased during the first half of 2009, we observed a modest decline in unemployment rates in these two markets during the second half of 2009 and we have seen this trend continue or strengthen in the first half of 2010. In certain of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment growth and declines in home prices have moderated.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 61% as of June 30, 2010. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain disciplined and selective.

In Canada, the Bank of Canada increased the overnight rate by 25 basis points in the second quarter of 2010, and has implemented another 25 basis points increase in July 2010. In Australia, as a sign of the relative health and stability of that economy, the Reserve Bank of Australia increased the cash rate by 150 basis points between September 30, 2009 and June 30, 2010. It is anticipated that both the Bank of Canada and the Reserve Bank of Australia may increase rates modestly in the second half of 2010.

In Canada, we experienced higher than anticipated levels of flow new insurance written in the first half of 2010 driven by a larger mortgage market. A low interest rate environment in the first half of 2010 with rates forecasted to increase in the second half of the year and improved consumer confidence contributed to this increase. Additionally, implementation of the harmonized sales tax in July 2010 in British Columbia and Ontario, which had the potential to increase the cost of purchasing a home for certain buyers, contributed to higher levels of mortgage originations in 2010. We believe these factors accelerated purchase decisions into the first half of the year and may result in lower levels of mortgage originations and an associated decrease in our flow new insurance written in the second half of 2010.

In Australia, as a result of low interest rates during the first nine months of 2009 and specific government programs, there was an increase in mortgage originations by first-time home buyers and an associated increase in our flow new insurance written. The Australian government extended its enhanced first-time home buyer program benefits through the end of 2009, although at reduced levels, and eliminated these enhanced benefits altogether effective January 1, 2010. As a result of lower levels of government support to first-time home buyers and increased interest rates beginning in the fourth quarter of 2009, there has been a decrease in mortgage originations and an associated decrease in our flow new insurance written in the first half of 2010. As some liquidity returned to the securitization market in Australia, we insured additional bulk transactions in the first half of 2010. We expect to continue to write modest levels of bulk new insurance written throughout 2010.

During 2009, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications and keep borrowers in their homes. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process and mitigate claim payments. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which we believe had a favorable impact on our results of operations. We have also seen improvements in our total losses as economies continue to improve, home prices continue to increase and unemployment levels decline. With ongoing improvement in the Canadian and Australian economies and housing markets, as well as the success we experienced with our loss mitigation initiatives outlined above, we expect our loss levels to continue to improve from the levels experienced during 2009.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the six months ended June 30, 2010, sales decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Additionally, our ongoing focus on risk management led us to exit certain relationships or concentration of coverages. We are pursuing various growth initiatives to offset these market conditions; however, depending on the severity and length of these conditions, we could experience additional sales declines.

In contrast to the first half of 2009, when unemployment rates increased rapidly, we have seen a slowdown in the rate of increase or stabilization in unemployment over the past several quarters broadly across Europe with regional variation. Consequently, we experienced a continued decline in new claim registrations on unemployment-related policies, particularly in Ireland and Spain since March 2009 and in Denmark since March 2010. We expect unemployment rates in Europe to increase slowly and peak in the second half of 2010. Increasing claims duration pressure from longer periods of persistent unemployment and accident and sickness claims is beginning to stabilize as a result of re-pricing actions and loss mitigation efforts.

During 2009 and into 2010, significant progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. Collectively, these strategies will improve profitability and help to offset the impact of continued high unemployment as well as relatively low levels of consumer lending.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix, as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment. However, home prices are beginning to stabilize or improve in many U.S. markets after a significant decline from their peak levels. Overall, we anticipate some additional modest declines in home values in 2010 and we expect unemployment levels may increase modestly by the end of 2010.

A weak housing market, tightened lending standards and the lack of liquidity in some mortgage securitization markets continued to drive a smaller mortgage origination market. However, in this smaller origination market, we have seen an increase in our market share in recent quarters. The mortgage insurance penetration rate and market size have been driven down by growth in FHA originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which can make private mortgage insurance solutions less competitive with the FHA solution. Going forward, this trend may limit the demand for private mortgage insurance. Alternatively, given potential adjustments in FHA policies and pricing, GSE pricing and housing and financial reform involving the GSEs and government programs, the industry expects to regain market share over time. Specifically, the mortgage insurance industry level of market penetration and eventual market size could be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy or related reforms. The Housing and Economic Recovery Act of 2008 provides for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. The FHA is also seeking legislative authority to increase its annual premium rates. Such an increase is expected to increase the private mortgage insurance industry’s market share compared to that of the FHA. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We control the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. For example, we announced in early 2010 the expansion of certain underwriting guidelines. We are also seeing the benefit of the previously announced rate increase of 20% on average for our flow products and a reduction in captive cession which equates to an effective pricing improvement of approximately 15%. We previously exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We also continue to monitor our targeted declining market policy, which among various restrictions, limited coverages to loans with 90% loan-to-value and below and to adjust those markets accordingly as areas of the U.S. housing market begin to stabilize or improve. In the first quarter of 2010, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions, which may result in increased new business written.

Overall pressure on the housing market has adversely affected the performance of our portfolio, particularly our 2005, 2006 and 2007 book years that we believe peaked in their delinquency development during the first quarter of 2010. While the impact was concentrated in certain states and product types, during 2009, the impact shifted to more traditional products reflecting elevated unemployment levels throughout the country. We have also seen an increase in the number of foreclosure starts and in the rate at which foreclosures progress to claim. As such, we have begun to see an increase in our paid claims as these loans go through foreclosure.

However, as a result of the recent stabilization of home prices and unemployment levels and expanded efforts in the mortgage market to modify loans, we experienced a decrease in delinquencies in the first half of 2010. This decrease reflected a reduction in new delinquencies combined with increased cures from government and lender loan modification programs and other loss mitigation activities. However, aged delinquencies and foreclosures continued increasing through the second quarter of 2010, both of which pressure home prices in certain markets resulting in higher levels of default. If home values continue to decline and credit remains tight, the ability to cure a delinquent loan could be more difficult to achieve.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions and targeted settlements, net of reinstatements, have resulted in a reduction of expected losses of approximately $450 million during the six months ended June 30, 2010 compared to $333 million during the six months ended June 30, 2009. Workouts and loan modifications, which related to loans representing 3% of our primary risk in-force as of June 30, 2010, resulted in a reduction of loss exposure of approximately $267 million for the six months ended June 30, 2010 compared to $97 million for the six months ended June 30, 2009. Our workout and loan modification programs with various lender and service customers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. During the six months ended June 30, 2010, we executed loan restructurings and modifications with our lender partners that resulted in reduced monthly mortgage loan repayment amounts either through reductions of the underlying loans’ interest rates and/or through a lengthening of the loans’ principal amortization period. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales and other non-cure workouts resulted in a reduction of loss exposure of approximately $28 million for the six months ended June 30, 2010 compared to $21 million for the six months ended June 30, 2009. As a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that reduced our loss exposure at the time of rescission by approximately $155 million for the six months ended June 30, 2010 compared to $215 million for the six months ended June 30, 2009. Benefits from loss mitigation activities are shifting from rescissions to loan modifications where we expect a majority of our benefits to be achieved going forward. During 2010, we reached agreements with a servicer and a counterparty that further reduced our risk in-force exposure. Our investigations process and rescission actions, along with expanded loan modification efforts supported by various related lender and government programs, have benefited our results significantly and these benefits are expected to continue. At the same time, we continue to discuss with lenders any concerns with respect to our rescission practices and risk exposures in books of business. Going forward, however, there is no assurance regarding what specific level of benefits may result from modification, rescission or settlement activity. In addition, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs, servicers and various lenders that we expect will mitigate losses on loans we insure. We are actively participating in and supporting these various programs. These programs are expected to limit increases in paid claims and we continue to pursue ways to support mortgage servicers in their efforts to increase the benefits from loss mitigation activities.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the six months ended June 30, 2010, we recorded reinsurance recoveries of $89 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006 and 2007 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess loss of captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 book years.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$1,470	$1,502	$(32)	(2)%
Net investment income	823	781	42	5%
Net investment gains (losses)	(139)	(53)	(86)	(162)%
Insurance and investment product fees and other	256	253	3	1%

Total revenues	2,410	2,483	(73)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,340	1,492	(152)	(10)%
Interest credited	211	263	(52)	(20)%
Acquisition and operating expenses, net of deferrals	499	456	43	9%
Amortization of deferred acquisition costs and intangibles	179	212	(33)	(16)%
Interest expense	109	114	(5)	(4)%

Total benefits and expenses	2,338	2,537	(199)	(8)%

Income (loss) before income taxes	72	(54)	126	NM (1)
Benefit for income taxes	(5)	(4)	(1)	(25)%

Net income (loss)	77	(50)	127	NM (1)
Less: net income attributable to noncontrolling interests	35	—	35	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$42	$(50)	$92	184%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment decreased $7 million primarily related to a $9 million decrease in our life insurance business and a $6 million decrease in our retirement income business, partially offset by an $8 million increase in our long-term care insurance business.

•

Our International segment decreased $13 million as a result of a decrease of $40 million in our lifestyle protection insurance business, partially offset by a $27 million increase in our international mortgage insurance business. The three months ended June 30, 2010 included an increase of $25 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $11 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.8% for the three months ended June 30, 2010 from 4.6% for the three months ended June 30, 2009. The increase in weighted-average investment yields was primarily attributable to lower losses on limited partnerships. Net investment income for the three months ended June 30, 2010 included $10 million of gains related to limited partnerships accounted for under the equity method as compared to $33 million of losses in the three months ended June 30, 2009.

Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009 and lower yields on floating rate investments.

•	The three months ended June 30, 2010 included an increase of $11 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $51 million of net other-than-temporary impairments for the three months ended June 30, 2010 as compared to $152 million for the three months ended June 30, 2009. Of total impairments, for the three months ended June 30, 2010 and 2009, $43 million and $109 million, respectively, related to structured securities, including $23 million and $66 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended June 30, 2010, we recorded $5 million of impairments related to commercial mortgage loans and $4 million related to limited partnership investments. For the three months ended June 30, 2009, we recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year. We also recorded $5 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended June 30, 2009.

•

Net investment losses related to derivatives of $38 million in the second quarter of 2010 were primarily related to $31 million of losses from the change in value of our credit default swaps due to widening credit spreads, $21 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) and $9 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $15 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $4 million of gains from other non-qualified interest rate swaps, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $2 million of gains from foreign currency options and forward contracts. Net investment gains related to derivatives of $114 million in the second quarter of 2009 were primarily related to gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $47 million of net losses related to securitization entities in the second quarter of 2010 primarily associated with derivatives and $18 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. Net gains related to the sale of available-for-sale securities were $17 million in the second quarter of 2010 compared to losses of $27 million in the second quarter of 2009.

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

•

Our Retirement and Protection segment increased $50 million largely driven by an increase of $23 million in our wealth management business, an increase of $13 million in our life insurance business and an increase of $11 million in our retirement income business.

•	Corporate and Other activities decreased $44 million.

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

•

Our Retirement and Protection segment increased $66 million primarily attributable to a $33 million increase in our life insurance business, a $23 million increase in our long-term care insurance business and a $10 million increase in our retirement income business.

•

Our International segment decreased $63 million as a result of a decrease of $44 million in our lifestyle protection insurance business and a decrease of $19 million in our international mortgage insurance business. The three months ended June 30, 2010 included an increase of $10 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $155 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $8 million principally related to our retirement income business.

•	Corporate and Other activities decreased $44 million.

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

•

Our Retirement and Protection segment increased $41 million primarily attributable to a $17 million increase in our wealth management business, a $15 million increase in our long-term care insurance business and an $8 million increase in our life insurance business.

•

Our International segment increased $8 million related to an $11 million increase in our international mortgage insurance business, partially offset by a $3 million decrease in our lifestyle protection insurance business.

•	Corporate and Other activities decreased $6 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $34 million primarily attributable to a $44 million decrease in our retirement income business and a $5 million decrease in our long-term care insurance business, partially offset by a $15 million increase in our life insurance business.

•

Our International segment was relatively flat as a $7 million increase in our international mortgage insurance business was offset by a $6 million decrease in our lifestyle protection insurance business. The three months ended June 30, 2010 included an increase of $2 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment increased $5 million primarily related to our life insurance business.

•	Our International segment decreased $14 million related to our lifestyle protection insurance business.

•	Corporate and Other activities increased $4 million.

Benefit for income taxes. The effective tax rate decreased to (6.9)% for the three months ended June 30, 2010 from 7.4% for the three months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to the favorable impact of newly enacted Australian tax legislation, tax benefits related to lower taxed foreign income and tax favored investments benefits recognized in the current year and from the effects of interim tax accounting standards in the prior year. The three months ended June 30, 2010 included an increase of $7 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The three months ended June 30, 2010 included an increase of $4 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We reported net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to a lower loss in our U.S. mortgage insurance business. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders was an increase of $12 million, net of tax, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$2,940	$3,004	$(64)	(2)%
Net investment income	1,588	1,492	96	6%
Net investment gains (losses)	(209)	(823)	614	75%
Insurance and investment product fees and other	512	544	(32)	(6)%

Total revenues	4,831	4,217	614	15%

Benefits and expenses:
Benefits and other changes in policy reserves	2,655	3,000	(345)	(12)%
Interest credited	424	538	(114)	(21)%
Acquisition and operating expenses, net of deferrals	974	897	77	9%
Amortization of deferred acquisition costs and intangibles	363	459	(96)	(21)%
Interest expense	224	210	14	7%

Total benefits and expenses	4,640	5,104	(464)	(9)%

Income (loss) before income taxes	191	(887)	1,078	122%
Benefit for income taxes	(98)	(368)	270	73%

Net income (loss)	289	(519)	808	156%
Less: net income attributable to noncontrolling interests	69	—	69	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$220	$(519)	$739	142%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment decreased $18 million primarily related to a $23 million decrease in our life insurance business and a $17 million decrease in our retirement income business, partially offset by a $22 million increase in our long-term care insurance business.

•

Our International segment decreased $5 million as a result of a decrease of $64 million in our lifestyle protection insurance business, partially offset by a $59 million increase in our international mortgage insurance business. The six months ended June 30, 2010 included an increase of $93 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $39 million.

Net investment income

•

Weighted-average investment yields increased to 4.6% for the six months ended June 30, 2010 from 4.3% for the six months ended June 30, 2009. The increase in weighted-average investment yields was primarily attributable to lower losses on limited partnerships. Net investment income for the six months ended June 30, 2010 included $116 million of lower losses related to limited partnerships accounted for under the equity method as compared to the six months ended June 30, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of

January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009 and lower yields on floating rate investments.

•	The six months ended June 30, 2010 included an increase of $32 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $131 million of net other-than-temporary impairments for the six months ended June 30, 2010 as compared to $749 million for the six months ended June 30, 2009. Of total impairments, for the six months ended June 30, 2010 and 2009, $105 million and $389 million, respectively, related to structured securities, including $59 million and $268 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $5 million and $59 million for the six months ended June 30, 2010 and 2009, respectively. We also recorded $6 million and $245 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we recorded $10 million of impairments related to limited partnership investments and $5 million related to commercial mortgage loans. We recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction during the six months ended June 30, 2009. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year.

•

Net investment losses related to derivatives of $46 million for the six months ended June 30, 2010 were primarily related to $35 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs, $27 million of losses from the change in value of our credit default swaps due to widening credit spreads and $6 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $13 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $7 million of gains from other non-qualified interest rate swaps and $2 million of gains related to embedded derivatives associated with certain reinsurance agreements. Net investment losses related to derivatives of $7 million for the six months ended June 30, 2009 were primarily related to losses from a derivative strategy to mitigate the interest rate risk associated with our statutory capital position which were partially offset by gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $36 million of net losses related to securitization entities primarily associated with derivatives and $22 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance during the six months ended June 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. Net gains related to the sale of available-for-sale securities were $2 million during the six months ended June 30, 2010 compared to losses of $61 million during the six months ended June 30, 2009.

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $85 million largely driven by an increase of $40 million in our wealth management business, an increase of $24 million in our life insurance business and an increase of $19 million in our retirement income business.

•	Corporate and Other activities decreased $116 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $98 million primarily attributable to a $69 million increase in our long-term care insurance business and a $39 million increase in our life insurance business, partially offset by a $10 million decrease in our retirement income business.

•

Our International segment decreased $81 million as a result of a decrease of $59 million in our lifestyle protection insurance business and a decrease of $22 million in our international mortgage insurance business. The six months ended June 30, 2010 included an increase of $35 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $362 million.

Interest credited

•	Our Retirement and Protection segment decreased $20 million principally related to our retirement income business.

•	Corporate and Other activities decreased $94 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $68 million primarily attributable to a $31 million increase in our wealth management business, a $21 million increase in our long-term care insurance business, a $12 million increase in our life insurance business and a $4 million increase in our retirement income business.

•

Our International segment increased $16 million related to an $18 million increase in our international mortgage insurance business, partially offset by a $2 million decrease in our lifestyle protection insurance business. The six months ended June 30, 2010 included an increase of $19 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $9 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment decreased $92 million primarily attributable to a $104 million decrease in our retirement income business and a $12 million decrease in our long-term care insurance business, partially offset by a $24 million increase in our life insurance business.

•

Our International segment was relatively flat as a $14 million decrease in our lifestyle protection insurance business was offset by a $13 million increase in our international mortgage insurance business. The six months ended June 30, 2010 included an increase of $10 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense increased primarily related to a $12 million increase in Corporate and Other activities.

Benefit for income taxes. The effective tax rate decreased to (51.3)% for the six months ended June 30, 2010 from 41.5% for the six months ended June 30, 2009. This decrease in the effective tax rate was attributable to changes in uncertain tax benefits related to our separation from our former parent, favorable impact of newly enacted Australian tax legislation, lower taxed foreign income and tax favored investments. The six months ended June 30, 2010 included an increase of $19 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The six months ended June 30, 2010 included an increase of $9 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We reported net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to additional tax benefits recognized in the current year, lower net investment losses and a lower loss in our U.S. mortgage insurance business. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders was an increase of $32 million, net of tax, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2010 and 2009 was $118 million and $9 million, respectively. Net operating income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2010 and 2009 was $232 million and $23 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

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

The following table includes a reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Net income (loss)	$77	$(50)	$289	$(519)
Less: net income attributable to noncontrolling interests	35	—	69	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	42	(50)	220	(519)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	76	59	118	542
Net tax benefit related to separation from our former parent	—	—	(106)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$118	$9	$232	$23

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholder per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.09	$(0.11)	$0.45	$(1.20)

Diluted	$0.08	$(0.11)	$0.45	$(1.20)

Weighted-average common shares outstanding:
Basic	489.1	433.2	489.0	433.2

Diluted (1)	494.2	433.2	493.9	433.2

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three and six months ended June 30, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.2 million and 0.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss for the three and six months ended June 30, 2009, dilutive potential common shares would have been 434.4 million and 433.8 million, respectively.

Diluted weighted-average shares outstanding for 2010 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income available to Genworth Financial, Inc.’s common stockholders. See note 11 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports the sales metric as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for lifestyle protection insurance; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business we generated during each period presented; and (6) written premiums, net of cancellations, for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be measures of our operating performance because they represent measures of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

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

We also include a metric related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales and other loan workouts and claim mitigation actions. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this metric helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$822	$829	$(7)	(1)%
Net investment income	630	564	66	12%
Net investment gains (losses)	(69)	4	(73)	NM (1)
Insurance and investment product fees and other	260	210	50	24%

Total revenues	1,643	1,607	36	2%

Benefits and expenses:
Benefits and other changes in policy reserves	961	895	66	7%
Interest credited	176	184	(8)	(4)%
Acquisition and operating expenses, net of deferrals	252	211	41	19%
Amortization of deferred acquisition costs and intangibles	104	138	(34)	(25)%
Interest expense	29	24	5	21%

Total benefits and expenses	1,522	1,452	70	5%

Income before income taxes	121	155	(34)	(22)%
Provision for income taxes	40	56	(16)	(29)%

Net income available to Genworth Financial, Inc.’s common stockholders	81	99	(18)	(18)%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	33	24	9	38%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$114	$123	$(9)	(7)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$32	$58	$(26)	(45)%
Long-term care insurance	47	42	5	12%
Wealth management	10	7	3	43%
Retirement income	25	16	9	56%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$114	$123	$(9)	(7)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $26 million primarily attributable to lower persistency on our term life insurance policies entering the post-level rate period and increased claims as the result of higher mortality in our term life insurance products compared to the prior year.

•

Our long-term care insurance business increased $5 million as the favorable performance of newer issued policies and higher investment income were partially offset by lower terminations in the current year.

•	Our wealth management business increased $3 million from higher average assets under management from favorable equity market performance and positive net flows.

•

Our retirement income business increased $9 million. Our spread-based products increased $24 million primarily from an increase in net investment income. Our fee-based products decreased $15 million mainly attributable to less favorable market performance.

Revenues

Premiums

•

Our life insurance business decreased $9 million primarily attributable to the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. The decrease was also from higher lapses on policies entering the post-level rate period.

•	Our long-term care insurance business increased $8 million mainly attributable to growth of the in-force block from new sales, renewal premiums and in-force rate actions.

•	Our retirement income business decreased $6 million primarily driven by lower life-contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business increased $11 million mainly related to limited partnerships accounted for under the equity method. Net investment income included $3 million of gains related to limited partnerships accounted for under the equity method in the second quarter of 2010 as compared to losses of $9 million in the second quarter of 2009.

•

Our long-term care insurance business increased $32 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income in the second quarter of 2010 included $3 million of gains related to limited partnerships accounted for under the equity method as compared to losses of $3 million in the second quarter of 2009.

•

Our retirement income business increased $23 million primarily attributable to limited partnerships accounted for under the equity method. Net investment income included $4 million of gains related to limited partnerships accounted for under the equity method in the second quarter of 2010 as compared to losses of $17 million in the second quarter of 2009. Net investment income for our spread-based products also benefited from the reinvestment of the high cash balances we were holding during 2009. These increases were partially offset by a decline in average invested assets of our fee-based products.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $35 million primarily driven by lower losses from the sale of investment securities related to portfolio repositioning and lower impairments recorded in the current year.

•

Our long-term care insurance business had net investment gains in the current year from the sale of investment securities related to portfolio repositioning as compared to net investment losses in the prior year from derivative losses related to our derivative strategy to mitigate interest rate risk associated with our statutory capital position.

•

Our retirement income business had net investment losses in the current year primarily from losses related to embedded derivatives associated with our variable annuity products with GMWBs as compared to net investment gains related to those embedded derivatives in the prior year. The current year embedded derivative losses were partially offset by lower impairments.

Insurance and investment product fees and other

•

Our life insurance business increased $13 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products.

•

Our wealth management business increased $23 million primarily attributable to higher average assets under management from favorable market performance and positive net flows as gross flows exceeded redemptions.

•

Our retirement income business increased $11 million mainly due to higher average account values of our fee-based products from market improvement in the second half of 2009 and the first quarter of 2010.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $33 million principally related to increased claims associated with higher mortality in our term life insurance products compared to the prior year and aging of the in-force block.

•	Our long-term care insurance business increased $23 million primarily as a result of the aging and growth of the in-force block and lower terminations in the current year.

•

Our retirement income business increased $10 million largely attributable to our fee-based products related to our guaranteed minimum benefit liabilities for our variable annuity contracts driven by unfavorable market impacts during the current year as compared to the prior year, partially offset by a decrease in guaranteed minimum death benefit claims.

Interest credited. Interest credited decreased $8 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $8 million primarily from growth of our life insurance products.

•	Our long-term care insurance business increased $15 million related to growth of our in-force block.

•	Our wealth management business increased $17 million primarily from increased asset-based expenses as assets under management increased from favorable market impacts and positive net flows.

•	Our retirement income business remained relatively flat as higher costs associated with sales of our fee-based products were offset by lower sales of our spread-based products.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business increased $15 million primarily attributable to higher amortization related to lower persistency in our term life insurance products entering the post-level rate period.

•	Our long-term care insurance business decreased $5 million from lower terminations in the current year, partially offset by growth of our in-force block.

•

Our retirement income business decreased $44 million primarily related to a decrease of $29 million in our fee-based products largely attributable to a decrease in amortization of deferred acquisition costs from lower net investment gains, partially offset by an increase in amortization from unfavorable market performance in the current year. Our spread-based products decreased $15 million mainly from a $9 million favorable unlocking primarily related to lower lapse trends in the current year and lower amortization of deferred acquisition costs attributable to higher net investment losses.

Interest expense. Interest expense increased $5 million primarily related to our life insurance business from higher costs associated with the issuance of letters of credit related to reinsurance transactions.

Provision for income taxes. The effective tax rate decreased to 33.1% for the three months ended June 30, 2010 from 36.1% for the three months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to a revision in the state effective tax rate in the prior year and tax favored investments recognized in the current year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$1,646	$1,664	$(18)	(1)%
Net investment income	1,224	1,083	141	13%
Net investment gains (losses)	(136)	(570)	434	76%
Insurance and investment product fees and other	502	417	85	20%

Total revenues	3,236	2,594	642	25%

Benefits and expenses:
Benefits and other changes in policy reserves	1,906	1,808	98	5%
Interest credited	350	370	(20)	(5)%
Acquisition and operating expenses, net of deferrals	482	414	68	16%
Amortization of deferred acquisition costs and intangibles	209	301	(92)	(31)%
Interest expense	51	50	1	2%

Total benefits and expenses	2,998	2,943	55	2%

Income (loss) before income taxes	238	(349)	587	168%
Provision (benefit) for income taxes	73	(132)	205	155%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	165	(217)	382	176%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	71	378	(307)	(81)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$236	$161	$75	47%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$69	$96	$(27)	(28)%
Long-term care insurance	87	83	4	5%
Wealth management	21	13	8	62%
Retirement income	59	(31)	90	NM (1)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$236	$161	$75	47%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $27 million primarily in our term life insurance products attributable to higher mortality compared to the prior year, lower persistency in the post-level rate period and an unfavorable reinsurance adjustment of $5 million, partially offset by higher net investment income and a favorable tax settlement in the current year.

•

Our long-term care insurance business increased $4 million as the favorable performance of newer issued policies and higher investment income in the current year were partially offset by higher claims in older issued policies and lower terminations in the current year.

•

Our wealth management business increased $8 million from higher average assets under management from favorable equity market performance and positive net flows and a $2 million favorable tax adjustment in the current year.

•

Our retirement income business increased $90 million. Our spread-based products increased $61 million primarily from an increase in net investment income. Our fee-based products increased $29 million mainly attributable to lower amortization of deferred acquisition costs from increases in the equity market performance.

Revenues

Premiums

•

Our life insurance business decreased $23 million mainly attributable to the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. The decrease was also a result of an unfavorable reinsurance adjustment of $8 million and higher lapses on policies entering the post-level rate period in the current year.

•	Our long-term care insurance business increased $22 million mainly attributable to growth of the in-force block from new sales, renewal premiums and in-force rate actions.

•	Our retirement income business decreased $17 million primarily driven by lower life-contingent sales of our spread-based products in the current market environment.

Net investment income

•

Our life insurance business increased $14 million mainly related to $24 million of lower losses in the current year related to limited partnerships accounted for under the equity method. This increase was partially offset by a decline in average invested assets related to our term life insurance products and lower yields on the assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our long-term care insurance business increased $64 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income in the current year included $17 million of lower losses related to limited partnerships accounted for under the equity method.

•

Our retirement income business increased $63 million primarily attributable to $78 million of lower losses related to limited partnerships accounted for under the equity method. Net investment income for our spread-based products also benefited from the reinvestment of the high cash balances we were holding during 2009. These increases were partially offset by a decline in average invested assets of our fee-based products.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $169 million primarily driven by lower losses from the sale of investment securities related to portfolio repositioning and lower impairments recorded in the current year.

•

Our long-term care insurance business had net investment gains in the current year from the sale of investment securities related to portfolio repositioning as compared to net investment losses in the prior year from derivative losses related to our derivative strategy to mitigate interest rate risk associated with our statutory capital position.

•

Net investment losses in our retirement income business decreased $16 million primarily related to lower impairments recorded in the current year which were partially offset by higher losses related to embedded derivatives associated with our variable annuity products with GMWBs.

Insurance and investment product fees and other

•

Our life insurance business increased $24 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products.

•

Our wealth management business increased $40 million primarily attributable to higher average assets under management from favorable market impacts and positive net flows as gross flows exceeded redemptions.

•

Our retirement income business increased $19 million mainly due to higher average account values of our fee-based products from market improvement in the second half of 2009 and the first quarter of 2010.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $39 million principally related to increased claims associated with higher mortality in our term life insurance products compared to the prior year and aging of our life insurance products.

•

Our long-term care insurance business increased $69 million primarily as a result of the aging and growth of the in-force block, higher claims in older issued policies and lower terminations in the current year.

•

Our retirement income business decreased $10 million attributable to a decrease of $5 million from our fee-based products related to a decrease in guaranteed minimum death benefit claims, partially offset by an increase related to our guaranteed minimum benefit liabilities driven by unfavorable market performance in the current year. Our life-contingent spread-based products decreased $5 million driven by a decline in sales in the current market environment, partially offset by higher amortization of sales inducements as a result of lower net investment losses in the current year.

Interest credited. Interest credited decreased $20 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $12 million primarily from growth of our life insurance products.

•	Our long-term care insurance business increased $21 million related to growth of our in-force block.

•	Our wealth management business increased $31 million primarily from increased asset-based expenses as assets under management increased from favorable market impacts and positive net flows.

•	Our retirement income business increased $4 million primarily from higher costs associated with sales of our fee-based products, partially offset by lower sales of our spread-based products.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $24 million primarily attributable to an increase in amortization related to lower persistency in our term life insurance products entering the post-level rate period.

•	Our long-term care insurance business decreased $12 million from lower terminations in the current year, partially offset by growth of our in-force block.

•

Our retirement income business decreased $104 million primarily related to a decrease of $107 million in our fee-based products largely attributable to lower amortization of deferred acquisition costs from improved equity market performance. The decrease was also related to a $12 million favorable adjustment in the current year. The prior year included additional amortization of deferred acquisition costs of $54 million from loss recognition testing that did not recur. This decrease was partially offset by an increase of $3 million in our spread-based products mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year, partially offset by a $9 million favorable unlocking primarily related to lower lapse trends in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 30.7% for the six months ended June 30, 2010 from 37.8% for the six months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investments recognized in the current year and the relationship of tax favored investments recognized in the prior year to the pre-tax loss.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Term life insurance
Net earned premiums	$228	$238	$(10)	(4)%	$452	$475	$(23)	(5)%
Annualized first-year premiums	4	18	(14)	(78)%	18	37	(19)	(51)%

Term universal life insurance
Net deposits	$14	$—	$14	NM (1)	$19	$—	$19	NM (1)
Term universal life annualized first-year deposits	24	—	24	NM (1)	34	—	34	NM (1)

Universal and whole life insurance
Net earned premiums and deposits	$121	$116	$5	4%	$239	$240	$(1)	—%
Universal life annualized first-year deposits	10	8	2	25%	17	17	—	—%
Universal life excess deposits	28	23	5	22%	48	51	(3)	(6)%

Total life insurance
Net earned premiums and deposits	$363	$354	$9	3%	$710	$715	$(5)	(1)%
Annualized first-year premiums	4	18	(14)	(78)%	18	37	(19)	(51)%
Annualized first-year deposits	34	8	26	NM (1)	51	17	34	200%
Excess deposits	28	23	5	22%	48	51	(3)	(6)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of June 30,		Percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Term life insurance
Life insurance in-force, net of reinsurance	$468,098	$477,759	(2)%
Life insurance in-force before reinsurance	612,284	623,139	(2)%

Term universal life insurance
Life insurance in-force, net of reinsurance	$17,754	$—	NM (1)
Life insurance in-force before reinsurance	17,820	—	NM (1)

Universal and whole life insurance
Life insurance in-force, net of reinsurance	$43,743	$43,800	—%
Life insurance in-force before reinsurance	50,617	50,994	(1)%

Total life insurance
Life insurance in-force, net of reinsurance	$529,595	$521,559	2%
Life insurance in-force before reinsurance	680,721	674,133	1%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term life insurance

Net earned premiums decreased mainly as a result of lower sales in the current year from the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products and higher lapses on policies entering the post-level rate period. For the six months ended June 30, 2010, the decrease was also attributable to an unfavorable reinsurance adjustment of $8 million in the first quarter of 2010. Annualized first-year premiums decreased as we focused on sales of our new term universal life insurance product.

Term universal life insurance

In late 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. This new product provides greater flexibility typically associated with universal life insurance coverage.

Universal and whole life insurance

Annualized first-year deposits remained relatively flat as we maintained our focus on smaller face amounts. The in-force block was relatively flat as the growth of our universal life insurance products was offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Net earned premiums:
Long-term care	$480	$478	$2	—%	$959	$953	$6	1%
Medicare supplement and other	78	72	6	8%	158	142	16	11%

Total	$558	$550	$8	1%	$1,117	$1,095	$22	2%

Annualized first-year premiums and deposits	$60	$44	$16	36%	$127	$91	$36	40%

Net earned premiums increased mainly attributable to growth of our in-force block from new sales, renewal premiums and in-force rate actions. The increase in annualized first-year premiums and deposits was primarily attributable to growth of our individual and group long-term care insurance and linked-benefits products.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Assets under management, beginning of period	$20,037	$14,210	$18,865	$15,447
Gross flows	1,362	1,113	2,837	1,909
Redemptions	(926)	(953)	(1,897)	(2,227)

Net flows	436	160	940	(318)
Market performance	(925)	1,539	(257)	780

Assets under management, end of period	$19,548	$15,909	$19,548	$15,909

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc. and Quantuvis Consulting, Inc.

The increase in assets under management was primarily attributable to favorable equity market performance and positive net flows.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$6,135	$5,093	$5,943	$5,234
Deposits	141	133	314	258
Surrenders, benefits and product charges	(150)	(109)	(277)	(215)

Net flows	(9)	24	37	43
Interest credited and investment performance	(162)	169	(16)	9

Account value, net of reinsurance, end of period	$5,964	$5,286	$5,964	$5,286

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,048	$1,642	$2,016	$1,756
Deposits	25	16	52	35
Surrenders, benefits and product charges	(70)	(60)	(135)	(123)

Net flows	(45)	(44)	(83)	(88)
Interest credited and investment performance	(124)	198	(54)	128

Account value, net of reinsurance, end of period	$1,879	$1,796	$1,879	$1,796

Variable life insurance
Account value, beginning of period	$303	$248	$298	$266
Deposits	3	3	6	7
Surrenders, benefits and product charges	(8)	(9)	(18)	(20)

Net flows	(5)	(6)	(12)	(13)
Interest credited and investment performance	(19)	29	(7)	18

Account value, end of period	$279	$271	$279	$271

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

Income Distribution Series

Account value related to our Income Distribution Series products increased from the prior year attributable to positive net flows and favorable market performance in the second half of 2009 and the first quarter of 2010. Net flows decreased during the second quarter of 2010 due to unfavorable equity market impacts.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from the prior year was principally the result of improved equity market performance in the second half of 2009, partially offset by surrenders outpacing sales.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,234	$11,833	$11,409	$11,996
Deposits	92	229	133	471
Surrenders, benefits and product charges	(304)	(394)	(616)	(902)

Net flows	(212)	(165)	(483)	(431)
Interest credited	95	102	191	205

Account value, net of reinsurance, end of period	$11,117	$11,770	$11,117	$11,770

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,593	$6,925	$6,675	$6,957
Premiums and deposits	100	101	195	212
Surrenders, benefits and product charges	(251)	(289)	(516)	(525)

Net flows	(151)	(188)	(321)	(313)
Interest credited	87	90	175	183

Account value, net of reinsurance, end of period	$6,529	$6,827	$6,529	$6,827

Structured settlements
Account value, net of reinsurance, beginning of period	$1,115	$1,101	$1,115	$1,106
Premiums and deposits	—	6	—	10
Surrenders, benefits and product charges	(15)	(5)	(29)	(28)

Net flows	(15)	1	(29)	(18)
Interest credited	15	15	29	29

Account value, net of reinsurance, end of period	$1,115	$1,117	$1,115	$1,117

Total premiums from spread-based retail products	$32	$38	$68	$85

Total deposits on spread-based retail products	$160	$298	$260	$608

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits. Sales have slowed significantly given market conditions and changes in the product management strategy.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded deposits and premiums. Sales have slowed significantly given market conditions and changes in the product management strategy.

Structured settlements

We no longer solicit sales of this product; however, we continue to service our existing block of business.

International segment

Segment results of operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$495	$508	$(13)	(3)%
Net investment income	127	122	5	4%
Net investment gains (losses)	1	4	(3)	(75)%
Insurance and investment product fees and other	(1)	5	(6)	(120)%

Total revenues	622	639	(17)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	163	226	(63)	(28)%
Acquisition and operating expenses, net of deferrals	205	197	8	4%
Amortization of deferred acquisition costs and intangibles	67	66	1	2%
Interest expense	10	24	(14)	(58)%

Total benefits and expenses	445	513	(68)	(13)%

Income before income taxes	177	126	51	40%
Provision for income taxes	35	36	(1)	(3)%

Net income	142	90	52	58%
Less: net income attributable to noncontrolling interests	35	—	35	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	107	90	17	19%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(2)	(3)	1	33%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$105	$87	$18	21%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$93	$83	$10	12%
Lifestyle protection insurance	12	4	8	200%

Total net operating income available to Genworth Financial, Inc.’s common stockholders:	$105	$87	$18	21%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The three months ended June 30, 2010 included an increase of $14 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effect of foreign exchange, the decrease in our international mortgage insurance business was primarily driven by the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5% resulting in lower net operating income of $35 million, which included $4 million attributable to changes in foreign exchange rates, in the second quarter of 2010. Excluding the impact related to noncontrolling interests, net operating income for our international mortgage insurance business increased primarily due to lower losses in Canada and Australia. There was also a benefit from newly enacted Australian tax legislation in the current year.

•

Net operating income for our lifestyle protection insurance business increased from a decrease in new claim registrations from stabilization of economic conditions and a favorable impact from our re-pricing actions that we began in the second half of 2009, partially offset by lower sales from reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $27 million and our lifestyle protection insurance business decreased $40 million.

•

The three months ended June 30, 2010 included an increase of $31 million and a decrease of $6 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was primarily related to Australia as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums in the second quarter of 2010 and lower new business volumes.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions that we began in the second half of 2009.

Net investment income

•	Our international mortgage insurance business increased $14 million and our lifestyle protection insurance business decreased $9 million.

•

The three months ended June 30, 2010 included an increase of $12 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business was relatively flat as an increase in invested assets was offset by lower yields.

•

The decrease in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method and a decrease in average invested assets. In 2009, we made a reclassification adjustment to interest expense related to our reinsurance arrangements that were in a loss position that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $19 million and our lifestyle protection insurance business decreased $44 million.

•

The three months ended June 30, 2010 included an increase of $11 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily related to Canada and Australia. In Canada, losses declined driven by lower new delinquencies from an improving economy. In Australia, losses decreased as a result of lower reserves per delinquency primarily from an improving economy.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe. These decreases were partially offset by a favorable reserve adjustment in the second quarter of 2009 that did not recur.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $11 million and our lifestyle protection insurance business decreased $3 million.

•

The three months ended June 30, 2010 included an increase of $5 million and a decrease of $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was due to higher expenses in Canada and the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business in the second quarter of 2009.

•

Excluding the effects of foreign exchange, the increase in our lifestyle protection insurance business was largely attributable to an increase in profit commissions driven by lower claims, partially offset by a decrease in commissions related to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business decreased $6 million.

•

The three months ended June 30, 2010 included an increase of $3 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of deferred acquisition costs from the seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff business.

Interest expense. Interest expense decreased $14 million primarily related to our lifestyle protection insurance business due to reinsurance arrangements accounted for under the deposit method. In 2009, we made a reclassification adjustment from net investment income related to our reinsurance arrangements that were in a loss position that did not recur.

Provision for income taxes. The effective tax rate decreased to 19.8% for the three months ended June 30, 2010 from 28.6% for the three months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to the favorable impact of newly enacted Australian tax legislation and lower taxed foreign income in the current year. The three months ended June 30, 2010 also included an increase of $7 million attributable to changes in foreign exchange rates for our international mortgage business.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The three months ended June 30, 2010 included an increase of $4 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$999	$1,004	$(5)	—%
Net investment income	259	226	33	15%
Net investment gains (losses)	10	(11)	21	191%
Insurance and investment product fees and other	5	10	(5)	(50)%

Total revenues	1,273	1,229	44	4%

Benefits and expenses:
Benefits and other changes in policy reserves	337	418	(81)	(19)%
Acquisition and operating expenses, net of deferrals	408	392	16	4%
Amortization of deferred acquisition costs and intangibles	139	140	(1)	(1)%
Interest expense	33	32	1	3%

Total benefits and expenses	917	982	(65)	(7)%

Income before income taxes	356	247	109	44%
Provision for income taxes	85	66	19	29%

Net income	271	181	90	50%
Less: net income attributable to noncontrolling interests	69	—	69	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	202	181	21	12%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(6)	7	(13)	(186)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$196	$188	$8	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$172	$173	$(1)	(1)%
Lifestyle protection insurance	24	15	9	60%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$196	$188	$8	4%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The six months ended June 30, 2010 included an increase of $33 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily driven by the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5% resulting in lower net operating income of $68 million, which included $9 million attributable to changes in foreign exchange rates, for the six months ended June 30, 2010. Excluding the impact related to noncontrolling interests, net operating income for our international mortgage insurance business increased from lower losses partially offset by lower premiums. There was also a benefit from newly enacted Australian tax legislation in the current year.

•

Net operating income for our lifestyle protection insurance business increased from a decrease in new claim registrations from stabilization of economic conditions and a favorable impact from our re-pricing actions that we began in the second half of 2009, partially offset by lower sales from reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $59 million and our lifestyle protection insurance business decreased $64 million.

•

The six months ended June 30, 2010 included increases of $77 million and $16 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In addition, premiums in Australia decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums during the six months ended June 30, 2010 and lower new business volumes. In Canada, premiums were relatively flat as seasoning of our in-force block of business was offset by lower policy cancellations.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions that we began in the second half of 2009. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010. These adjustments were offset in expenses.

Net investment income

•	Our international mortgage insurance business increased $27 million and our lifestyle protection insurance business increased $6 million.

•

The six months ended June 30, 2010 included increases of $29 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was principally attributable to lower yields, partially offset by an increase in invested assets.

•

The increase in our lifestyle protection insurance business was largely related to reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a gain position, partially offset by lower yields and invested assets.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $22 million and our lifestyle protection insurance business decreased $59 million.

•

The six months ended June 30, 2010 included increases of $30 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily related to Canada and Australia. In Canada, losses declined driven by lower new delinquencies from an improving economy. In Australia, losses decreased as a result of lower reserves per delinquency primarily from an improving economy. Losses in Europe also declined primarily related to ongoing loss mitigation activities.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe. These decreases were partially offset by higher paid claims, particularly in Denmark.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $18 million and our lifestyle protection insurance business decreased $2 million.

•

The six months ended June 30, 2010 included increases of $11 million and $8 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily due to higher expenses in Canada and the cancellation of our capital maintenance agreement with our U.S. mortgage insurance business in the second quarter of 2009.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims. Additionally, there was a favorable commission adjustment in the first quarter of 2010 that was offset in premiums and a favorable impact from our re-pricing actions that we began in the second half of 2009.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $13 million and our lifestyle protection insurance business decreased $14 million.

•

The six months ended June 30, 2010 included increases of $7 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of deferred acquisition costs from the seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff business. Additionally, there was an unfavorable adjustment in the first quarter of 2010 related to the timing of receiving client data that was offset in premiums.

Provision for income taxes. The effective tax rate decreased to 23.9% for the six months ended June 30, 2010 from 26.7% for the six months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to the favorable impact of newly enacted Australian tax legislation and lower taxed foreign income in the current year. The six months ended June 30, 2010 also included increases of $17 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The six months ended June 30, 2010 included an increase of $9 million attributable to changes in foreign exchange rates.

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$484,100	$452,800	$31,300	7%
Risk in-force	163,000	148,000	15,000	10%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
New insurance written	$14,900	$13,000	$1,900	15%	$28,800	$23,300	$5,500	24%
Net premiums written	218	181	37	20%	381	319	62	19%
Net earned premiums	251	224	27	12%	497	438	59	13%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ended June 30, 2010 and 2009, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written, partially offset by loss mitigation activities in Europe. Primary insurance in-force and risk in-force included increases of $25.1 billion and $9.5 billion, respectively, attributable to changes in foreign exchange rates as of June 30, 2010.

New insurance written

For the three and six months ended June 30, 2010, new insurance written increased primarily as a result of higher flow new insurance written in Canada driven by growth in the mortgage origination markets as consumer confidence improved. Also contributing to the increase was growth in bulk new insurance written in Australia and Canada as some liquidity returned to the securitization market in Australia and as select lenders look for capital relief in Canada. Partially offsetting these increases was a decrease in flow new insurance written in Australia reflecting higher interest rates and lower mortgage originations primarily from first-time homebuyers and in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The three and six months ended June 30, 2010 included increases of $1.9 billion and $4.8 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2010, our unearned premium reserves decreased to $2.8 billion, including an increase of $0.2 billion attributable to changes in foreign exchange rates, from $2.9 billion as of June 30, 2009.

For the three and six months ended June 30, 2010, net premiums written increased primarily driven by an increase in new insurance written in Canada, partially offset by a decrease in new insurance written in Australia, a decrease in average price driven by a decline in new business volume with loan-to-value ratios of more than 90% and increased ceded reinsurance premiums. The three and six months ended June 30, 2010 included increases of $28 million and $59 million, respectively, attributable to changes in foreign exchange rates.

For the three months ended June 30, 2010, excluding the effects of foreign exchange, net earned premiums decreased primarily related to Australia as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums in the second quarter of 2010 and lower new business volumes.

For the six months ended June 30, 2010, excluding the effects of foreign exchange, net earned premiums decreased related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In addition, premiums in Australia decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums during the six months ended June 30, 2010 and lower new business volumes. In Canada, premiums were relatively flat as seasoning of our in-force block of business was offset by lower policy cancellations. The three and six months ended June 30, 2010 included increases of $31 million and $77 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Loss ratio	42%	56%	(14)%	43%	53%	(10)%
Expense ratio	33%	30%	3%	38%	35%	3%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio for the three months ended June 30, 2010 was primarily attributable to lower losses in Canada from a decrease in delinquencies and in Australia as a result of lower reserves per delinquency.

The decrease in the loss ratio for the six months ended June 30, 2010 was primarily attributable to lower losses in Canada from a decrease in delinquencies and in Australia as a result of lower reserves per delinquency. There were also decreased losses in Europe related to ongoing loss mitigation activities in Spain. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The increase in the expense ratio for the three and six months ended June 30, 2010 was primarily attributable to higher expenses in Canada and a decrease in net premiums written in Australia.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Primary insurance
Insured loans in-force	2,938,624	2,911,605	2,918,570
Delinquent loans (1)	22,093	22,821	24,569
Percentage of delinquent loans (delinquency rate) (1)	0.75%	0.78%	0.84%

Flow loans in-force	2,447,543	2,418,144	2,392,425
Flow delinquent loans (1)	19,219	19,652	21,389
Percentage of flow delinquent loans (delinquency rate) (1)	0.79%	0.81%	0.89%

Bulk loans in-force	491,081	493,461	526,145
Bulk delinquent loans (2)	2,874	3,169	3,180
Percentage of bulk delinquent loans (delinquency rate)	0.59%	0.64%	0.60%

(1)

The amounts previously presented in our second quarter of 2009 Quarterly Report on Form 10-Q have been revised for June 30, 2009 to include delinquencies associated with a lender captive reinsured by us in Australia that had previously been excluded. There was no impact on reserves or losses as these items had previously been included in reported amounts.

(2)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,858 as of June 30, 2010, 3,154 as of December 31, 2009 and 2,547 as of June 30, 2009.

Flow loans in-force increased primarily due to growth in Canada that was partially offset by loss mitigation efforts in Europe. Bulk loans in-force decreased due to limited market opportunities. Delinquent loans decreased from lower new delinquencies in Canada from improving economic conditions and in Europe from ongoing loss mitigation activities, partially offset by a moderate increase in delinquencies in Australia.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$424	$456	$(32)	(7)%	$861	$863	$(2)	—%
Mexico operations gross written premiums	—	16	(16)	(100)%	—	32	(32)	(100)%
Net earned premiums	244	284	(40)	(14)%	502	566	(64)	(11)%

Gross written premiums, premium equivalents and deposits

The three and six months ended June 30, 2010 included a decrease of $8 million and an increase of $30 million, respectively, attributable to changes in foreign exchange rates. Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to reduced levels of consumer lending. In the third quarter of 2009, we sold our Mexico operations; therefore, there were no sales in 2010.

Net earned premiums

For the three months ended June 30, 2010, the decrease in our lifestyle protection insurance business was primarily attributable to our runoff business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. The three months ended June 30, 2010 included a decrease of $6 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2010, the decrease in our lifestyle protection insurance business was primarily attributable to our runoff business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010. These adjustments were offset in expenses. The six months ended June 30, 2010 included an increase of $16 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$153	$164	$(11)	(7)%
Net investment income	31	35	(4)	(11)%
Net investment gains (losses)	(3)	—	(3)	NM (1)
Insurance and investment product fees and other	—	(3)	3	100%

Total revenues	181	196	(15)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	216	371	(155)	(42)%
Acquisition and operating expenses, net of deferrals	33	33	—	—%
Amortization of deferred acquisition costs and intangibles	4	5	(1)	(20)%

Total benefits and expenses	253	409	(156)	(38)%

Loss before income taxes	(72)	(213)	141	66%
Benefit for income taxes	(29)	(79)	50	63%

Net loss available to Genworth Financial, Inc.’s common stockholders	(43)	(134)	91	68%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	3	—	3	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(40)	$(134)	$94	70%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of moderating losses from a decrease in delinquencies and increasing loss mitigation activities, including settlements, in 2010.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market and policy coverage rescission activity, partially offset by the favorable impact of rate increases and an increase in flow persistency from 81% for the three months ended June 30, 2009 to 88% for the three months ended June 30, 2010.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 included $2 million of lower losses related to limited partnerships accounted for under the equity method.

Net investment losses in 2010 were as a result of a decrease in gains on sales of investments from portfolio repositioning activities for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Insurance and investment product fees and other income increased primarily from the cancellation of a capital maintenance agreement with our European international mortgage insurance business in the second quarter of 2009.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $202 million and an increase in net paid claims of $46 million. The decrease in change in reserves was primarily driven by a decrease in delinquencies from the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Benefits and other changes in reserves included a reinsurance credit principally related to our captive reinsurance arrangements of $55 million and $76 million for the three months ended June 30, 2010 and 2009, respectively.

Benefit for income taxes. The effective tax rate increased to 40.3% for the three months ended June 30, 2010 from 37.1% for the three months ended June 30, 2009. This increase in the effective tax rate was primarily attributable to proportion of tax favored investment income and to the effects of interim tax accounting standards in the prior year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$295	$334	$(39)	(12)%
Net investment income	61	68	(7)	(10)%
Net investment gains (losses)	1	(19)	20	105%
Insurance and investment product fees and other	5	1	4	NM (1)

Total revenues	362	384	(22)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	412	774	(362)	(47)%
Acquisition and operating expenses, net of deferrals	67	65	2	3%
Amortization of deferred acquisition costs and intangibles	7	10	(3)	(30)%

Total benefits and expenses	486	849	(363)	(43)%

Loss before income taxes	(124)	(465)	341	73%
Benefit for income taxes	(48)	(183)	135	74%

Net loss available to Genworth Financial, Inc.’s common stockholders	(76)	(282)	206	73%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	13	(13)	(100)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(76)	$(269)	$193	72%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of moderating losses from a decrease in delinquencies and increasing loss mitigation activities, including settlements, in 2010.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market and policy coverage rescission activity, partially offset by the favorable impact of rate increases and an increase in flow persistency from 82% for the six months ended June 30, 2009 to 87% for the six months ended June 30, 2010.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 included $6 million of lower losses related to limited partnerships accounted for under the equity method.

The change in net investment gains (losses) was primarily driven by impairments recorded in the first quarter of 2009 that did not recur. Also contributing to the change was an increase in gains on sales of investments from portfolio repositioning activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Insurance and investment product fees and other income increased primarily from the cancellation of a capital maintenance agreement with our European international mortgage insurance business in the second quarter of 2009.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $639 million and an increase in net paid claims of $276 million. The decrease in change in reserves was primarily driven by a decrease in delinquencies from the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Benefits and other changes in reserves included a reinsurance credit principally related to our captive reinsurance arrangements of $89 million and $195 million for the six months ended June 30, 2010 and 2009, respectively.

Benefit for income taxes. The effective tax rate decreased to 38.7% for the six months ended June 30, 2010 from 39.4% for the six months ended June 30, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investments.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$131,900	$155,200	$(23,300)	(15)%
Risk in-force	30,700	33,900	(3,200)	(9)%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
New insurance written	$2,200	$3,400	$(1,200)	(35)%	$3,900	$7,100	$(3,200)	(45)%
Net premiums written	152	160	(8)	(5)%	294	331	(37)	(11)%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force decreased primarily as a result of an increase in rescissions and other loss mitigation actions, including agreements with a counterparty that reduced our bulk risk in-force exposure. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset and limited by tight domestic credit markets and lending guidelines, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 87% and 82% for the six months ended June 30, 2010 and 2009, respectively.

New insurance written

New insurance written decreased during the three months ended June 30, 2010 primarily driven by constraints in the bulk market. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset by tighter mortgage insurance guidelines and mortgage lender underwriting standards. New insurance written decreased during the six months ended June 30, 2010 primarily driven by constraints in the bulk market as well as a decrease in flow new insurance written from a decline in overall mortgage originations as a result of a weak housing market and reduced mortgage credit liquidity.

Net premiums written

Net premiums written decreased principally from lower new insurance written during 2010 as a result of a lower mortgage insurance origination market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Loss ratio	141%	225%	(84)%	140%	231%	(91)%
Expense ratio	25%	24%	1%	25%	23%	2%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

For the three months ended June 30, 2010, the decrease in the loss ratio was primarily attributable to a decrease in change in reserves which was partially offset by an increase in paid claims. The decrease in change in reserves was primarily driven by lower new delinquencies and a decrease in delinquencies from the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

For the six months ended June 30, 2010, the decrease in the loss ratio was primarily attributable to a decrease in change in reserves which was partially offset by an increase in paid claims. The remaining decrease in change in reserves was primarily driven by lower new delinquencies and a decrease in delinquencies from the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was attributable to an increase in average claim payments reflecting higher loan balances in more recent book years and higher claim counts. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The expense ratio increased as a result of a decrease in net premiums written for the three and six months ended June 30, 2010.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Primary insurance:
Insured loans in-force	821,617	890,730	947,777
Delinquent loans	101,759	122,279	102,800
Percentage of delinquent loans (delinquency rate)	12.39%	13.73%	10.85%

Flow loans in-force	723,301	753,370	796,633
Flow delinquent loans	98,771	107,495	87,590
Percentage of flow delinquent loans (delinquency rate)	13.66%	14.27%	11.00%

Bulk loans in-force	98,316	137,360	151,144
Bulk delinquent loans (1)	2,988	14,784	15,210
Percentage of bulk delinquent loans (delinquency rate)	3.04%	10.76%	10.06%

A minus and sub-prime loans in-force	83,859	89,678	97,271
A minus and sub-prime delinquent loans	24,867	29,238	25,271
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	29.65%	32.60%	25.98%

Pool insurance:
Insured loans in-force	19,473	20,370	21,166
Delinquent loans	831	781	632
Percentage of delinquent loans (delinquency rate)	4.27%	3.83%	2.99%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,478 as of June 30, 2010, 11,319 as of December 31, 2009 and 10,294 as of June 30, 2009.

Delinquency and foreclosure levels have increased significantly since the second quarter of 2009 as the U.S. continues to experience an economic recession and weakness in its housing markets. There has also been a continued increase in delinquencies and foreclosures in our 2005, 2006 and 2007 book years. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. However, we have seen delinquencies decrease in our primary insurance in-force since the fourth quarter of 2009 as a result of settlements reached with counterparties in 2010, as well as a decline in new flow delinquencies and increased cures from loan modification programs.

Primary insurance delinquency rates differ from region to region in the U.S. at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the U.S. and the ten largest states by our risk in-force and total reserves as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of June 30, 2010	Percent of total reserves as of June 30, 2010 (1)	Delinquency rate
			June 30, 2010	December 31, 2009	June 30, 2009
By Region:
Southeast (2)	23%	31%	17.06%	18.36%	14.98%
South Central (3)	16	15	11.41%	12.42%	9.27%
Northeast (4)	14	10	10.85%	11.60%	8.78%
North Central (5)	11	12	11.50%	12.20%	9.08%
Pacific (6)	11	15	15.83%	19.43%	16.14%
Great Lakes (7)	9	7	9.08%	10.20%	8.58%
Plains (8)	6	3	7.59%	8.29%	6.16%
Mid-Atlantic (9)	5	4	11.23%	13.08%	9.63%
New England (10)	5	3	11.11%	12.48%	9.38%

Total	100%	100%	12.39%	13.73%	10.85%

(1)	Total reserves were $1,952 million as of June 30, 2010.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of June 30, 2010	Percent of total reserves as of June 30, 2010 (1)	Delinquency rate
			June 30, 2010	December 31, 2009	June 30, 2009
By State:
Florida	8%	20%	28.86%	30.77%	26.81%
Texas	7%	3%	8.80%	9.49%	6.76%
New York	6%	4%	8.88%	9.42%	7.03%
California	5%	8%	16.40%	21.87%	19.08%
Illinois	5%	7%	15.79%	16.40%	12.11%
Georgia	4%	4%	17.13%	17.62%	13.06%
North Carolina	4%	2%	11.12%	11.73%	8.44%
Pennsylvania	4%	2%	10.34%	11.13%	8.41%
New Jersey	4%	4%	16.36%	17.35%	13.31%
Ohio	3%	2%	7.85%	8.47%	6.94%

(1)	Total reserves were $1,952 million as of June 30, 2010.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2010:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
1999 and prior	7.80%	1%	$2,004	1.5%	$520	1.7%
2000	8.26%	—	353	0.3	89	0.3
2001	7.49%	1	1,292	1.0	325	1.1
2002	6.62%	1	3,098	2.3	753	2.5
2003	5.65%	2	12,480	9.5	2,105	6.9
2004	5.88%	2	7,317	5.5	1,640	5.4
2005	5.98%	13	11,559	8.8	2,931	9.7
2006	6.52%	23	15,453	11.7	3,737	12.3
2007	6.61%	50	33,467	25.4	8,229	27.1
2008	6.19%	7	30,998	23.5	7,633	25.2
2009	5.08%	—	10,061	7.6	1,563	5.1
2010	4.97%	—	3,854	2.9	820	2.7

Total portfolio	6.22%	100%	$131,936	100.0%	$30,345	100.0%

(1)	Total reserves were $1,952 million as of June 30, 2010.

Corporate and Other

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	35	60	(25)	(42)%
Net investment gains (losses)	(68)	(61)	(7)	(11)%
Insurance and investment product fees and other	(3)	41	(44)	(107)%

Total revenues	(36)	41	(77)	(188)%

Benefits and expenses:
Interest credited	35	79	(44)	(56)%
Acquisition and operating expenses, net of deferrals	9	15	(6)	(40)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%
Interest expense	70	66	4	6%

Total benefits and expenses	118	163	(45)	(28)%

Loss before income taxes	(154)	(122)	(32)	(26)%
Benefit for income taxes	(51)	(17)	(34)	(200)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(103)	(105)	2	2%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	42	38	4	11%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(61)	$(67)	$6	9%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year was primarily as a result of higher tax benefits.

Revenues

Net investment income decreased primarily driven by lower investment income related to policy loans from a bankruptcy-related lapse in 2009. This decrease was partially offset by an increase in net investment income largely related to the consolidation of certain securitization entities as of January 1, 2010.

Insurance and investment product fees and other decreased primarily as a result of income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur.

Benefits and expenses

The decrease in interest credited was mainly attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. There was also a decrease as a result of a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

Operating expenses decreased as a result of higher allocated expenses in the current year.

Interest expense increased primarily related to the consolidation of certain securitization entities as of January 1, 2010.

The increase in the income tax benefit was primarily related to allocated tax expense in the prior year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$—	$2	$(2)	(100)%
Net investment income	44	115	(71)	(62)%
Net investment gains (losses)	(84)	(223)	139	62%
Insurance and investment product fees and other	—	116	(116)	(100)%

Total revenues	(40)	10	(50)	NM (1)

Benefits and expenses:
Interest credited	74	168	(94)	(56)%
Acquisition and operating expenses, net of deferrals	17	26	(9)	(35)%
Amortization of deferred acquisition costs and intangibles	8	8	—	—%
Interest expense	140	128	12	9%

Total benefits and expenses	239	330	(91)	(28)%

Loss before income taxes	(279)	(320)	41	13%
Benefit for income taxes	(208)	(119)	(89)	(75)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(71)	(201)	130	65%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	53	144	(91)	(63)%
Net tax benefit related to separation from our former parent	(106)	—	(106)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(124)	$(57)	$(67)	(118)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year was primarily attributable to income from the early retirement of institutional contracts at a discount to contract values in the prior year that did not recur.

Revenues

Net investment income decreased primarily driven by lower investment income related to policy loans from a bankruptcy-related lapse in 2009, lower yields on floating rate investments and a decline in average invested assets. Net investment income also included $9 million of higher losses related to limited partnership investments accounted for under the equity method in 2010. These decreases were partially offset by an increase in net investment income largely related to the consolidation of certain securitization entities as of January 1, 2010.

Insurance and investment product fees and other decreased primarily as a result of income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur.

Benefits and expenses

The decrease in interest credited was mainly attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. There was also a decrease as a result of a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

Operating expenses decreased as a result of higher allocated expenses in the current year.

Interest expense increased largely related to the consolidation of certain securitization entities as of January 1, 2010.

The increase in the income tax benefit was primarily related to changes in uncertain tax benefits related to separation from our former parent.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2010		2009		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$646	5.2%	$604	(0.2)%	$42
Fixed maturity securities—non-taxable	4.3%	16	4.6%	28	(0.3)%	(12)
Commercial mortgage loans	5.5%	99	5.5%	109	—%	(10)
Restricted commercial mortgage loans related to securitization entities (1)	7.3%	10	—%	—	7.3%	10
Equity securities	11.8%	5	3.6%	3	8.2%	2
Other invested assets	14.9%	39	(1.3)%	(7)	16.2%	46
Policy loans	7.7%	28	10.5%	52	(2.8)%	(24)
Cash, cash equivalents and short-term investments	0.3%	4	0.7%	14	(0.4)%	(10)

Gross investment income before expenses and fees	4.9%	847	4.7%	803	0.2%	44
Expenses and fees	(0.1)%	(24)	(0.1)%	(22)	—%	(2)

Net investment income	4.8%	$823	4.6%	$781	0.2%	$42

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

	Six months ended June 30,				Increase (decrease)
	2010		2009		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$1,272	5.3%	$1,227	(0.3)%	$45
Fixed maturity securities—non-taxable	4.3%	32	4.6%	58	(0.3)%	(26)
Commercial mortgage loans	5.7%	203	5.5%	223	0.2%	(20)
Restricted commercial mortgage loans related to securitization entities (1)	7.4%	20	—%	—	7.4%	20
Equity securities	9.4%	7	4.1%	6	5.3%	1
Other invested assets	6.8%	37	(9.3)%	(106)	16.1%	143
Restricted other invested assets related to securitization entities (1)	0.6%	1	—%	—	0.6%	1
Policy loans	7.6%	55	10.0%	96	(2.4)%	(41)
Cash, cash equivalents and short-term investments	0.3%	9	0.8%	31	(0.5)%	(22)

Gross investment income before expenses and fees	4.8%	1,636	4.4%	1,535	0.4%	101
Expenses and fees	(0.2)%	(48)	(0.1)%	(43)	(0.1)%	(5)

Net investment income	4.6%	$1,588	4.3%	$1,492	0.3%	$96

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and six months ended June 30, 2010, the increase in overall weighted-average investment yields was primarily attributable to lower losses on limited partnerships. Net investment income for the three months ended June 30, 2010 included $10 million of gains related to limited partnerships accounted for under the equity method as compared to losses of $33 million in the three months ended June 30, 2009. Net investment income for the six months ended June 30, 2010 included $116 million of lower losses related to limited partnerships accounted for under the equity method as compared to the six months ended June 30, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009 and lower yields on floating rate investments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2010	2009	2010	2009
Available-for-sale securities:
Realized gains on sale	$53	$21	$76	$50
Realized losses on sale	(36)	(48)	(74)	(111)
Impairments:
Total other-than-temporary impairments	(24)	(476)	(101)	(1,073)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(27)	324	(30)	324

Net other-than-temporary impairments	(51)	(152)	(131)	(749)

Trading securities	(4)	11	2	(1)
Commercial mortgage loans	(18)	(5)	(22)	(11)
Net gains (losses) related to securitization entities (1)	(47)	—	(36)	—
Derivative instruments	(38)	114	(46)	(7)
Other	2	6	22	6

Net investment gains (losses)	$(139)	$(53)	$(209)	$(823)

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

•

We recorded $51 million of net other-than-temporary impairments for the three months ended June 30, 2010 as compared to $152 million for the three months ended June 30, 2009. Of total impairments, for the three months ended June 30, 2010 and 2009, $43 million and $109 million, respectively, related to structured securities, including $23 million and $66 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended June 30, 2010, we recorded $5 million of impairments related to commercial mortgage loans and $4 million related to limited partnership investments. For the three months ended June 30, 2009, we recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year. We also recorded $5 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended June 30, 2009.

•

Net investment losses related to derivatives of $38 million in the second quarter of 2010 were primarily related to $31 million of losses from the change in value of our credit default swaps due to widening credit spreads, $21 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $9 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $15 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $4 million of gains from other non-qualified interest rate swaps, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $2 million of gains from foreign currency options and forward contracts. Net investment gains related to derivatives of $114 million in the second quarter of 2009 were primarily related to gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $47 million of net losses related to securitization entities in the second quarter of 2010 primarily associated with derivatives and $18 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. Net gains related to the sale of available-for-sale securities were $17 million in the second quarter of 2010 compared to losses of $27 million in the second quarter of 2009.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2010 and 2009 was $858 million from the sale of 159 securities and $367 million from the sale of 106 securities, respectively, which was approximately 96% and 89%, respectively, of book value. The loss on sales of securities in the three months ended June 30, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended June 30, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 19 months. The securities sold at a loss during the three months ended June 30, 2010 included one mortgage-backed security that was sold for a total loss of $4 million related to portfolio repositioning activities. Of the securities that were sold at a loss during the three months ended June 30, 2009, the average period of time those securities had been continuously in an unrealized loss position was approximately nine months. Of the securities that were sold at a loss, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

•

We recorded $131 million of net other-than-temporary impairments for the six months ended June 30, 2010 as compared to $749 million for the six months ended June 30, 2009. Of total impairments, for the six months ended June 30, 2010 and 2009, $105 million and $389 million, respectively, related to structured securities, including $59 million and $268 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $5 million and $59 million for the six months ended June 30, 2010 and 2009, respectively. We also recorded $6 million and $245 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we recorded $10 million of impairments related to limited partnership investments and $5 million related to commercial mortgage loans. We recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction during the six months ended June 30, 2009. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year.

•

Net investment losses related to derivatives of $46 million for the six months ended June 30, 2010 were primarily related to $35 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs, $27 million of losses from the change in value of our credit default swaps due to widening credit spreads and $6 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $13 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $7 million of gains from other non-qualified interest rate swaps and $2 million of gains related to embedded derivatives associated with certain reinsurance agreements. Net investment losses related to derivatives of $7 million for the six months ended June 30, 2009 were primarily related to losses from a derivative strategy to mitigate the interest rate risk associated with our statutory capital position which were partially offset by gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $36 million of net losses related to securitization entities primarily associated with derivatives and $22 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance during the six months ended June 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. Net gains related to the sale of available-for-sale securities were $2 million during the six months ended June 30, 2010 compared to losses of $61 million during the six months ended June 30, 2009.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2010 and 2009 was $1,416 million from the sale of 239 securities and $737 million from the sale of 199 securities, respectively, which was approximately 95% and 87%, respectively, of book value. The loss on sales of securities in the six months ended June 30, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the six months ended June 30, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 18 months. The securities sold at a loss during the six months ended June 30, included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010 and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities. Of the securities that were sold at a loss during the six months ended June 30, 2009, the average period of time those securities had been continuously in an unrealized loss position was approximately nine months. The securities sold at a loss during the six months ended June 30, 2009 included one in the financial services sector totaling $10 million due to portfolio repositioning.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$40,677	56%	$37,158	54%
Private	12,709	18	12,594	19
Commercial mortgage loans	7,208	10	7,499	11
Other invested assets	4,042	6	4,702	7
Policy loans	1,467	2	1,403	2
Restricted commercial mortgage loans related to securitization entities (1)	535	1	—	—
Restricted other invested assets related to securitization entities (1)	374	1	—	—
Equity securities, available-for-sale	199	—	159	—
Cash and cash equivalents	4,586	6	5,002	7

Total cash, cash equivalents and invested assets	$71,797	100%	$68,517	100%

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2010, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,422	$262	$—	$—	$—	$3,684
Tax-exempt	1,407	39	—	(96)	—	1,350
Government—non-U.S.	2,023	126	—	(3)	—	2,146
U.S. corporate	22,529	1,332	7	(489)	(1)	23,378
Corporate—non-U.S.	12,572	494	12	(279)	—	12,799
Residential mortgage-backed (1)	4,395	160	8	(347)	(261)	3,955
Commercial mortgage-backed	4,117	152	7	(488)	(62)	3,726
Other asset-backed (1)	2,640	18	—	(297)	(13)	2,348

Total fixed maturity securities	53,105	2,583	34	(1,999)	(337)	53,386
Equity securities	192	13	—	(6)	—	199

Total available-for-sale securities	$53,297	$2,596	$34	$(2,005)	$(337)	$53,585

(1)	Fair value included $434 million collateralized by sub-prime residential mortgage loans and $358 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $3.6 billion primarily attributable to improved market performance as our fixed maturity securities were in a net unrealized gain position as of June 30, 2010 as compared to a net unrealized loss position as of December 31, 2009. The increase is also attributable to purchases of fixed maturity securities during 2010 as we continue to reinvest cash.

We allocate net unrealized investment gains (losses) from Corporate and Other activities to our Retirement and Protection segment using an approach based principally upon the investment portfolio established to support the segment’s products and targeted capital levels. We do not allocate net unrealized investment gains (losses) from Corporate and Other activities to our International and U.S. Mortgage Insurance segments because they have their own separate investment portfolios, and net unrealized investment gains (losses) from those portfolios are reflected in the International and U.S. Mortgage Insurance segment balance sheets, respectively. The majority of our unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $102 million and $134 million as of June 30, 2010 and December 31, 2009, respectively.

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments. The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of June 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1) :
AAA	$44	$7	$—	$—	$51
AA	21	17	—	20	58
A	11	19	3	—	33
BBB	17	15	—	—	32
BB	12	25	—	—	37
B	4	28	28	—	60
CCC and lower	24	38	87	14	163

Total sub-prime securities	$133	$149	$118	$34	$434

(1)	Based on ratings as of June 30, 2010.

The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1) :
AAA	$42	$12	$—	$—	$54
AA	23	20	1	19	63
A	17	47	4	—	68
BBB	11	6	1	—	18
BB	8	13	27	—	48
B	6	24	25	—	55
CCC and lower	24	16	62	14	116

Total sub-prime securities	$131	$138	$120	$33	$422

(1)	Based on ratings as of December 31, 2009.

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of June 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	2010	Total
Ratings (1) :
AAA	$43	$18	$—	$—	$—	$—	$7	$68
AA	8	7	1	—	—	—	—	16
A	17	2	1	6	—	—	—	26
BBB	25	—	3	—	—	—	—	28
BB	1	4	—	4	—	—	—	9
B	3	40	29	4	—	—	—	76
CCC and lower	4	71	31	29	—	—	—	135

Total Alt-A securities	$101	$142	$65	$43	$—	$—	$7	$358

(1)	Based on ratings of June 30, 2010.

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1) :
AAA	$43	$—	$1	$—	$44
AA	9	26	1	—	36
A	17	23	1	8	49
BBB	26	1	3	—	30
BB	2	25	—	4	31
B	2	19	32	6	59
CCC and lower	5	55	36	24	120

Total Alt-A securities	$104	$149	$74	$42	$369

(1)	Based on ratings of December 31, 2009.

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of June 30, 2010 were primarily a result of credit spreads that have widened since acquisition as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. Our investments in sub-prime residential mortgage-backed and asset-backed securities increased primarily attributable to tightening credit spreads, partially offset by principal payment activity. Our investments in Alt-A residential mortgage-backed and asset-backed securities decreased primarily as a result of principal payment activity, partially offset by tightening credit spreads.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of June 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1) :
AAA	$1,942	$332	$331	$118	$—	$29	$2,752
AA	45	46	109	61	—	—	261
A	49	26	78	107	—	—	260
BBB	52	17	39	47	—	—	155
BB	33	7	47	75	—	—	162
B	17	—	12	21	—	—	50
CCC and lower	15	6	60	5	—	—	86

Total commercial mortgage-backed securities	$2,153	$434	$676	$434	$—	$29	$3,726

(1)	Based on ratings as of June 30, 2010.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1) :
AAA	$1,943	$338	$336	$120	$—	$20	$2,757
AA	52	63	85	127	—	—	327
A	69	36	54	54	—	—	213
BBB	50	12	41	33	—	—	136
BB	30	6	33	52	—	—	121
B	17	—	10	11	—	—	38
CCC and lower	10	4	11	—	—	—	25

Total commercial mortgage-backed securities	$2,171	$459	$570	$397	$—	$20	$3,617

(1)	Based on ratings as of December 31, 2009.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2010
(Loan amounts in millions)	Total loan balance (1)	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (2)
Loan Year
2004 and prior	$2,470	$18	989	8	49%
2005	1,564	—	319	—	64%
2006	1,497	11	288	2	72%
2007	1,435	14	199	4	81%
2008	288	9	59	2	80%
2009	—	—	—	—	—%
2010	23	—	4	—	52%

Total	$7,277	$52	1,858	16	65%

(1)	Does not include $4 million of premium.
(2)	Represents loan-to-value as of June 30, 2010.

	December 31, 2009
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,644	$5	1,039	2	49%
2005	1,607	—	320	—	63%
2006	1,521	15	290	4	70%
2007	1,458	76	203	3	80%
2008	295	—	61	—	77%
2009 (2)	16	—	518	—	—%

Total	$7,541	$96	2,431	9	63%

(1)	Represents loan-to-value as of December 31, 2009.
(2)

Loan balance represents reverse mortgage originations not sold as of December 31, 2009 and number of loans represents total reverse mortgage loan originations for 2009. In the first quarter of 2010, we began reporting reverse mortgages in other invested assets.

The following table presents the activity in the allowance for losses during the periods indicated:

(Amounts in millions)	As of or for the three months ended June 30, 2010	As of or for the six months ended June 30, 2010
Beginning balance	$52	$48
Provision (1)	18	22
Release	—	—

Ending balance	$70	$70

(1)	Included $13 million related to held-for-sale commercial mortgage loans.

The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment.

Restricted commercial mortgage loans related to securitization entities

The following table sets forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	June 30, 2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$537	$—	209	—	44%

Total	$537	$—	209	—	44%

(1)	Represents loan-to-value as of June 30, 2010.

See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,443	36%	$946	20%
Derivatives counterparty collateral	1,058	26	647	14
Securities lending collateral	680	17	853	18
Limited partnerships	363	9	430	9
Trading securities	221	5	174	4
Short-term investments	190	5	1,590	34
Other investments	87	2	62	1

Total other invested assets	$4,042	100%	$4,702	100%

Our investments in derivatives and derivative counterparty collateral increased primarily as a result of a decrease in long-term interest rates. Securities lending collateral decreased primarily from our decision to decrease the program size. Limited partnership investments decreased primarily from sales and unrealized depreciation and returned capital, partially offset by calls on outstanding commitments. The decrease in short-term investments was attributable to portfolio repositioning activities in the first half of 2010.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$540	$72	Other liabilities	$9	$114
Inflation indexed swaps	Other invested assets	1	—	Other liabilities	22	21
Foreign currency swaps	Other invested assets	140	101	Other liabilities	—	—

Total cash flow hedges		681	173		31	135

Fair value hedges:
Interest rate swaps	Other invested assets	124	132	Other liabilities	11	15
Foreign currency swaps	Other invested assets	20	24	Other liabilities	—	—

Total fair value hedges		144	156		11	15

Total derivatives designated as hedges		825	329		42	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	509	505	Other liabilities	41	59
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	23	—
Interest rate swaptions	Other invested assets	4	54	Other liabilities	—	67
Credit default swaps	Other invested assets	2	11	Other liabilities	27	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	159	—
Equity index options	Other invested assets	97	39	Other liabilities	—	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	6	8	Other liabilities	—	—
Reinsurance embedded derivatives (2)	Other assets	2	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	9	(5)	Policyholder account balances (4)	447	175

Total derivatives not designated as hedges		629	612		697	306

Total derivatives		$1,454	$941		$739	$456

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	June 30, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,382	$(206)	$10,655
Inflation indexed swaps	Notional	376	157	(6)	527
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,539	(212)	11,673

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(139)	2,227
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(139)	2,312

Total derivatives designated as hedges		12,797	1,539	(351)	13,985

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	2,345	(577)	8,242
Interest rate swaps related to securitization entities	Notional	—	138	(3)	135
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	50	—	1,140
Credit default swaps related to securitization entities	Notional	—	322	(5)	317
Equity index options	Notional	912	397	(614)	695
Financial futures	Notional	5,822	3,696	(5,019)	4,499
Other foreign currency contracts	Notional	521	73	—	594
Reinsurance embedded derivatives	Notional	—	47	—	47

Total derivatives not designated as hedges		19,919	7,268	(11,318)	15,869

Total derivatives		$32,716	$8,807	$(11,669)	$29,854

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	June 30, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	2,244	(1,445)	48,342

The decrease in the notional value of derivatives was primarily attributable to a $3.1 billion notional decrease in swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $1.4 billion notional decrease in non-qualifying futures used for duration management related to our long-term care insurance and deferred annuity products and a $0.6 billion notional decrease in non-qualifying futures and interest rate swaps related to our institutional products. The decreases were partially offset by a $1.6 billion notional increase in qualifying and non-qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products, a $0.5 billion notional increase in credit default swaps and interest rate swaps related to securitization entities and a $0.2 billion notional increase in inflation indexed swaps.

Consolidated Balance Sheets

Total assets. Total assets increased $2.2 billion from $108.2 billion as of December 31, 2009 to $110.4 billion as of June 30, 2010.

•

Cash, cash equivalents and invested assets increased $3.3 billion primarily from an increase of $3.6 billion in our fixed maturity securities portfolio resulting primarily from improved market performance and an increase in purchases of fixed maturity securities. Also contributing to the increase was an increase of $0.9 billion in restricted commercial mortgage loans and other invested assets from the consolidation of certain securitization entities as of January 1, 2010. Partially offsetting these increases was a decrease in other invested assets of $0.7 billion primarily driven by a decrease in short-term investments and securities lending, partially offset by an increase in derivatives and derivatives counterparty collateral. Also contributing to the decrease was a decrease of $0.4 billion in cash and cash equivalents as the net proceeds from the U.S. and Canadian senior note issuances in the second quarter of 2010 were more than offset by purchases of fixed maturity securities.

•	Separate account assets decreased $0.7 billion primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $0.5 billion from $94.8 billion as of December 31, 2009 to $95.3 billion as of June 30, 2010.

•

Our policyholder-related liabilities decreased $0.4 billion largely attributable to a decrease in reserves associated with our retirement income business from benefit payments and scheduled maturities of our spread-based products and a decrease in our U.S. mortgage insurance business primarily from settlements and a decline in delinquencies in 2010. Unearned premiums decreased in our international mortgage insurance business primarily attributable to seasoning and in our lifestyle protection insurance business from a decline in sales. These decreases were partially offset by an increase in reserves related to our long-term care insurance business from growth of our in-force block and an increase in our retirement income business from an increase in fee-based product sales.

•	Borrowings related to securitization entities increased $0.5 billion from the consolidation of certain securitization entities as of January 1, 2010.

•

Long-term borrowings increased $0.7 billion from the issuance of $400 million of senior notes in the second quarter of 2010 and from the issuance of CDN$275 million of senior notes by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), in the second quarter of 2010.

•	Separate account liabilities decreased $0.7 billion primarily as a result of unfavorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $1.6 billion from $13.4 billion as of December 31, 2009 to $15.0 billion as of June 30, 2010.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $0.2 billion for the six months ended June 30, 2010.

•

We recorded a cumulative effect adjustment that reduced retained earnings by $104 million with a partial offset to accumulated other comprehensive income (loss) of $91 million related to the consolidation of certain securitization entities as of January 1, 2010.

•

We had accumulated other comprehensive income of $1.3 billion as of June 30, 2010 compared to accumulated other comprehensive loss of $0.2 billion as of December 31, 2009. The change in accumulated other comprehensive income was primarily attributable to a decrease of $1.4 billion in net unrealized investment losses from improved market performance during the first half of 2010.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2010	2009
Net cash from operating activities	$557	$1,369
Net cash from investing activities	(723)	635
Net cash from financing activities	(243)	(4,041)

Net decrease in cash before foreign exchange effect	$(409)	$(2,037)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash inflows from operating activities in the first half of 2010 compared to the first half of 2009 was primarily as a result of higher tax settlements, higher paid claims in our U.S. mortgage insurance business, including settlements that were paid in the first half of 2010, and a decrease from other liabilities and policy-related balances associated with the timing of payments.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash outflows from investing activities in the first half of 2010 as purchases of investments exceeded proceeds from maturities and sales of fixed maturity securities. In early 2009, we were holding excess cash balances. In the second half of 2009 and into 2010, we began reinvesting this excess cash.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our preferred stockholders and other capital transactions. We had net cash outflows from financing activities in the first half of 2010 related to redemptions of our investment contracts primarily from scheduled maturities and surrenders which exceeded deposits received on these contracts. In 2009, redemptions were significantly higher due to scheduled maturities and the early retirement of institutional contracts. This was partially offset by net proceeds received from the issuance of senior notes in the U.S. and Canada.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. We are currently fully indemnified against counterparty credit risk by the intermediary. As of June 30, 2010 and December 31, 2009, the fair value of securities loaned under the securities lending program was $0.7 billion and $0.9 billion, respectively, consisting of $0.5 billion and $0.6 billion, respectively, in the U.S. and $0.2 billion and $0.3 billion, respectively, in Canada. As of June 30, 2010 and December 31, 2009, the fair value of collateral held under the securities lending program was $0.7 billion and $0.9 billion, respectively, and the offsetting obligation to return collateral of $0.7 billion and $0.9 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $221 million and $326 million as of June 30, 2010 and December 31, 2009, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2010 and December 31, 2009, the fair value of securities pledged under the repurchase program was $2.2 billion and $2.1 billion, respectively, and the repurchase obligation of $1.9 billion and $2.1 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Our holding company had $916 million and $1,298 million of cash and cash equivalents as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we contributed $200 million to one of our life insurance subsidiaries to fund growth and invested $200 million in highly liquid U.S. government bonds.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2010, our total cash, cash equivalents and invested assets were $71.8 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 33% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2010.

As of June 30, 2010, we had approximately $860 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special-purpose entity (“SPE”) that is consolidated in our financial statements and whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. These securitized investments provide collateral to the notes issued by the SPE to the insurance companies. The value of those securities as of June 30, 2010 was $802 million. In July 2010, the affiliated SPE redeemed the structured notes that were held by our domestic life insurance subsidiaries with investment securities. There was no gain or loss recorded on the transaction.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and

Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of June 30, 2010, we had access to $1.9 billion under these facilities. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. As of June 30, 2010, we had borrowings of $730 million under these facilities, and we utilized $54 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our lifestyle protection insurance subsidiaries. As of June 30, 2010, we have an unused credit capacity under our revolving credit facilities of $1.1 billion. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

In June 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.700% per year payable semi-annually, and maturing in June 2020 (“2020 Notes”). The 2020 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2020 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the 2020 Notes were used to repay $100 million of outstanding borrowings under each of our five-year revolving credit facilities and the remainder of the proceeds were used for general corporate purposes.

In June 2010, our majority-owned subsidiary, Genworth Canada, issued CDN$275 million of 5.68% senior notes due 2020. The net proceeds of the offering will be used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada is expected to use any proceeds it receives from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders. In July 2010, Genworth Canada announced a substantial issuer bid, pursuant to which it will offer to purchase for cancellation up to CDN$325 million of its common shares. Brookfield Life Assurance Company Limited, our wholly-owned subsidiary and majority shareholder of Genworth Canada, intends to ultimately sell a sufficient number of shares to maintain its ownership at the current 57.5% level.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2009 Annual Report on Form 10-K filed on February 26, 2010, except as discussed above under “Capital resources and financing activities.”

Securitization Entities

There were no off-balance sheet securitization transactions in the six months ended June 30, 2010 or 2009. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

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

In the second quarter of 2010, the currencies in Canada and Australia strengthened against the U.S. dollar, while in Europe, the currencies weakened against the U.S. dollar, as compared to the prior year. This has generally resulted in higher levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

There were no other material changes in these risks since December 31, 2009.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2010

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the six months ended June 30, 2010 in any of the legal proceedings identified in Part I, Item 3 of our 2009 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. In addition, there were no new material legal proceedings during the six months ended June 30, 2010.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2009 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2010, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101	The following consolidated financial statements from Genworth Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: July 30, 2010
	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)