Form 10-Q
period 2010-09-30
GENWORTH FINANCIAL INC
filed 2010-10-29
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 25, 2010, 489,595,629 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Premiums	$1,447	$1,492	$4,387	$4,496
Net investment income	815	759	2,403	2,251
Net investment gains (losses)	105	(122)	(104)	(945)
Insurance and investment product fees and other	300	262	812	806

Total revenues	2,667	2,391	7,498	6,608

Benefits and expenses:
Benefits and other changes in policy reserves	1,502	1,450	4,157	4,450
Interest credited	212	225	636	763
Acquisition and operating expenses, net of deferrals	472	484	1,446	1,381
Amortization of deferred acquisition costs and intangibles	227	143	590	602
Interest expense	114	96	338	306

Total benefits and expenses	2,527	2,398	7,167	7,502

Income (loss) before income taxes	140	(7)	331	(894)
Provision (benefit) for income taxes	18	(52)	(80)	(420)

Net income (loss)	122	45	411	(474)
Less: net income attributable to noncontrolling interests	39	26	108	26

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$83	$19	$303	$(500)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.17	$0.04	$0.62	$(1.14)

Diluted	$0.17	$0.04	$0.61	$(1.14)

Weighted-average common shares outstanding:
Basic	489.5	448.9	489.1	438.5

Diluted	493.9	451.6	493.9	438.5

Supplemental disclosures:
Total other-than-temporary impairments	$(7)	$(285)	$(108)	$(1,358)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(30)	89	(60)	413

Net other-than-temporary impairments	(37)	(196)	(168)	(945)
Other investment gains (losses)	142	74	64	—

Total net investment gains (losses)	$105	$(122)	$(104)	$(945)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$56,356	$49,752
Equity securities available-for-sale, at fair value	223	159
Commercial mortgage loans	6,929	7,499
Restricted commercial mortgage loans related to securitization entities	522	—
Policy loans	1,480	1,403
Other invested assets	5,320	4,702
Restricted other invested assets related to securitization entities ($376 at fair value)	378	—

Total investments	71,208	63,515
Cash and cash equivalents	3,598	5,002
Accrued investment income	760	691
Deferred acquisition costs	7,055	7,341
Intangible assets	647	934
Goodwill	1,321	1,324
Reinsurance recoverable	17,223	17,332
Other assets	958	954
Deferred tax asset	867	92
Separate account assets	11,063	11,002

Total assets	$114,700	$108,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$30,758	$29,469
Policyholder account balances	27,714	28,470
Liability for policy and contract claims	6,448	6,567
Unearned premiums	4,492	4,714
Other liabilities ($166 and $— other liabilities related to securitization entities)	6,949	6,298
Borrowings related to securitization entities ($44 at fair value)	502	—
Non-recourse funding obligations	3,437	3,443
Short-term borrowings	730	930
Long-term borrowings	4,373	3,641
Deferred tax liability	2,163	303
Separate account liabilities	11,063	11,002

Total liabilities	98,629	94,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 578 million and 577 million shares issued as of September 30, 2010 and December 31, 2009, respectively; 490 million and 489 million shares outstanding as of September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	12,084	12,034

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	730	(1,151)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(143)	(247)

Net unrealized investment gains (losses)	587	(1,398)

Derivatives qualifying as hedges	1,354	802
Foreign currency translation and other adjustments	543	432

Total accumulated other comprehensive income (loss)	2,484	(164)
Retained earnings	3,133	3,105
Treasury stock, at cost (88 million shares as of September 30, 2010 and December 31, 2009)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,002	12,276
Noncontrolling interests	1,069	1,074

Total stockholders’ equity	16,071	13,350

Total liabilities and stockholders’ equity	$114,700	$108,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	260	(275)	—	(15)	—	(15)
Repurchase of subsidiary shares	—	—	—	—	—	—	(131)	(131)
Comprehensive income (loss):
Net income (loss)	—	—	—	303	—	303	108	411
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,621	—	—	1,621	28	1,649
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	104	—	—	104	—	104
Derivatives qualifying as hedges	—	—	552	—	—	552	—	552
Foreign currency translation and other adjustments	—	—	111	—	—	111	22	133

Total comprehensive income (loss)								2,849
Dividends to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Stock-based compensation expense and exercises and other	—	30	—	—	—	30	—	30
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of September 30, 2010	$1	$12,084	$2,484	$3,133	$(2,700)	$15,002	$1,069	$16,071

Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926	$—	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6	—	6
Initial sale of subsidiary shares to noncontrolling interests	—	(85)	(60)	—	—	(145)	828	683
Additional sale of subsidiary shares to noncontrolling interests	—	(3)	(12)	—	—	(15)	99	84
Issuance of common stock	—	622	—	—	—	622	—	622
Comprehensive income (loss):
Net income (loss)	—	—	—	(500)	—	(500)	26	(474)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	3,027	—	—	3,027	19	3,046
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(19)	—	—	(19)	—	(19)
Derivatives qualifying as hedges	—	—	(148)	—	—	(148)	—	(148)
Foreign currency translation and other adjustments	—	—	646	—	—	646	56	702

Total comprehensive income (loss)								3,107
Stock-based compensation expense and exercises and other	—	17	—	—	—	17	—	17

Balances as of September 30, 2009	$1	$12,028	$23	$3,065	$(2,700)	$12,417	$1,028	$13,445

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$411	$(474)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(11)	103
Net investment losses (gains)	104	945
Charges assessed to policyholders	(367)	(332)
Acquisition costs deferred	(610)	(540)
Amortization of deferred acquisition costs and intangibles	590	602
Deferred income taxes	(111)	(634)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	113	(4)
Gain on sale of subsidiary	—	(4)
Stock-based compensation expense	31	17
Change in certain assets and liabilities:
Accrued investment income and other assets	(31)	(135)
Insurance reserves	1,767	2,153
Current tax liabilities	(313)	55
Other liabilities and other policy-related balances	(597)	102

Net cash from operating activities	976	1,854

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,302	3,157
Commercial mortgage loans	493	519
Restricted commercial mortgage loans related to securitization entities	40	—
Proceeds from sales of investments:
Fixed maturity and equity securities	3,329	3,343
Purchases and originations of investments:
Fixed maturity and equity securities	(10,223)	(5,091)
Commercial mortgage loans	(35)	—
Other invested assets, net	1,483	122
Policy loans, net	(77)	426
Net cash transferred related to the sale of a subsidiary	—	(90)

Net cash from investing activities	(1,688)	2,386

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,832	1,801
Withdrawals from universal life and investment contracts	(2,950)	(6,669)
Short-term borrowings and other, net	(86)	(363)
Repayment and repurchase of long-term borrowings	(6)	(809)
Proceeds from the issuance of long-term borrowings	660	—
Redemption of non-recourse funding obligations	(6)	(12)
Repayment of borrowings related to securitization entities	(46)	—
Proceeds from issuance of common stock	—	622
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	771
Repurchase of subsidiary shares	(131)	—
Dividends paid to noncontrolling interests	(32)	—

Net cash from financing activities	(765)	(4,659)
Effect of exchange rate changes on cash and cash equivalents	73	235

Net change in cash and cash equivalents	(1,404)	(184)
Cash and cash equivalents at beginning of period	5,002	7,328

Cash and cash equivalents at end of period	$3,598	$7,144

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

We have the following three operating segments:

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(2) Accounting Pronouncements

Recently Adopted

Scope Exception for Embedded Credit Derivatives

On July 1, 2010, we adopted new accounting guidance related to embedded credit derivatives. This accounting guidance clarified the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract. Under the new accounting guidance, only embedded credit derivative features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements. Accordingly, upon adoption, we were required to bifurcate embedded credit derivatives that no longer qualified under the amended scope exception. In conjunction with our adoption, we elected fair value option for certain fixed maturity securities. On July 1, 2010, we recorded a net cumulative effect adjustment of $171 million to retained earnings with an offset to accumulated other comprehensive income (loss) of $169 million. The following summarizes the components for the cumulative effect adjustment:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Investment securities	$267	$(267)	$—
Adjustment to deferred acquisition costs	(4)	1	(3)
Adjustment to sales inducements	(1)	1	—
Provision for income taxes	(93)	94	1

Net cumulative effect adjustment	$169	$(171)	$(2)

For certain securities where the embedded credit derivative would require bifurcation, we elected the fair value option to carry the entire instrument at fair value to reduce the cost of calculating and recording the fair value of the embedded derivative feature separate from the debt security. Additionally, we elected the fair value option for a portion of our other asset-backed securities for operational ease and to record and present the securities at fair value in future periods. Upon electing fair value option on July 1, 2010, these securities were reclassified into the trading category included in other invested assets and had a fair value of $407 million. Prior to electing fair value option, these securities were classified as available-for-sale fixed maturity securities.

Accounting for Transfers of Financial Assets

On January 1, 2010, we adopted new accounting guidance related to accounting for transfers of financial assets. This accounting guidance amended the previous guidance on transfers of financial assets by eliminating the qualifying special-purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. The elimination of the qualifying special-purpose entity concept required that these entities be considered for consolidation as a result of the new guidance related to variable interest entities (“VIEs”) as discussed below.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Improvements to Financial Reporting by Enterprises Involved with VIEs

On January 1, 2010, we adopted new accounting guidance for determining which enterprise, if any, has a controlling financial interest in a VIE and required additional disclosures about involvement in VIEs. Under this new accounting guidance, the primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Upon adoption of this new accounting guidance, we were required to consolidate certain VIEs, including previously qualifying special-purpose entities and investment structures. We recorded a transition adjustment for the impact upon adoption to reflect the difference between the assets and liabilities of the newly consolidated entities and the amounts recorded for our interests in these entities prior to adoption. On January 1, 2010, we recorded a net cumulative effect adjustment of $104 million to retained earnings with a partial offset to accumulated other comprehensive income (loss) of $91 million related to the adoption of this new accounting guidance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For certain entities consolidated upon adoption of the new accounting guidance on January 1, 2010, we elected fair value option to measure all assets and liabilities at current fair value with future changes in fair value being recorded in income (loss). We elected fair value option for certain entities as a method to better present the offsetting changes in assets and liabilities related to third-party interests in those entities and eliminated the potential accounting mismatch between the measurement of the assets and derivatives of the entity compared to the borrowings issued by the entity. The entities where we did not elect fair value option did not have the same accounting mismatch since the assets held by the securitization entity and the borrowings of the entity were recorded at cost. See note 7 for additional information related to consolidation of VIEs.

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

Not Yet Adopted

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new accounting guidance will be effective for us on January 1, 2012. When adopted, we expect to defer fewer costs. The new guidance is effective prospectively with retrospective adoption allowed. We have not yet determined the method nor impact this accounting guidance will have on our consolidated financial statements.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for us on December 31, 2010 with certain other additional disclosures that will be effective for us on March 31, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances and settlements in the rollforward of Level 3 fair value measurements. This new accounting guidance will be effective for us on January 1, 2011. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$122	$45	$411	$(474)
Less: net income attributable to noncontrolling interests	39	26	108	26

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$83	$19	$303	$(500)

Basic per common share:
Net income (loss)	$0.25	$0.10	$0.84	$(1.08)
Less: net income attributable to noncontrolling interests	0.08	0.06	0.22	0.06

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.17	$0.04	$0.62	$(1.14)

Diluted per common share:
Net income (loss)	$0.25	$0.10	$0.83	$(1.08)
Less: net income attributable to noncontrolling interests	0.08	0.06	0.22	0.06

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.17	$0.04	$0.61	$(1.14)

Weighted-average shares used in basic earnings (loss) per common share calculations	489.5	448.9	489.1	438.5
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.4	2.7	4.8	—

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	493.9	451.6	493.9	438.5

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the nine months ended September 30, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the nine months ended September 30, 2009, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.3 million would have been antidilutive to the calculation. If we had not incurred a net loss for the nine months ended September 30, 2009, dilutive potential common shares would have been 439.8 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Fixed maturity securities—taxable	$658	$610	$1,930	$1,837
Fixed maturity securities—non-taxable	14	27	46	85
Commercial mortgage loans	95	106	298	329
Restricted commercial mortgage loans related to securitization entities (1)	10	—	30	—
Equity securities	4	6	11	12
Other invested assets	24	4	61	(102)
Restricted other invested assets related to securitization entities (1)	1	—	2	—
Policy loans	28	19	83	115
Cash, cash equivalents and short-term investments	6	9	15	40

Gross investment income before expenses and fees	840	781	2,476	2,316
Expenses and fees	(25)	(22)	(73)	(65)

Net investment income	$815	$759	$2,403	$2,251

(1)	See note 7 for additional information related to consolidated securitization entities.

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Available-for-sale securities:
Realized gains on sale	$38	$122	$114	$172
Realized losses on sale	(35)	(81)	(109)	(192)

Net realized gains (losses) on sale of available-for-sale securities	3	41	5	(20)

Impairments:
Total other-than-temporary impairments	(7)	(285)	(108)	(1,358)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(30)	89	(60)	413

Net other-than-temporary impairments	(37)	(196)	(168)	(945)

Trading securities	23	16	25	15
Commercial mortgage loans	(9)	(8)	(31)	(19)
Net gains (losses) related to securitization entities (1)	30	—	(6)	—
Derivative instruments (2)	94	19	48	12
Other	1	6	23	12

Net investment gains (losses)	$105	$(122)	$(104)	$(945)

(1)	See note 7 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2010 and 2009 was $275 million and $354 million, respectively, which was approximately 89% and 84%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2010 and 2009 was $1,691 million and $1,091 million, respectively, which was approximately 94% and 86%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of or for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2010	2009
Cumulative credit loss beginning balance	$978	$1,085
Additions:
Other-than-temporary impairments not previously recognized	13	25
Increases related to other-than-temporary impairments previously recognized	22	74
Reductions:
Securities sold, paid down or disposed	(126)	(103)
Securities where there is intent to sell	—	(5)

Cumulative credit loss ending balance	$887	$1,076

	As of or for the nine months ended September 30,
(Amounts in millions)	2010	2009
Cumulative credit loss beginning balance	$1,059	$—
Impact upon adoption of new accounting guidance	—	1,204
Additions:
Other-than-temporary impairments not previously recognized	44	81
Increases related to other-than-temporary impairments previously recognized	100	169
Reductions:
Securities sold, paid down or disposed	(316)	(373)
Securities where there is intent to sell	—	(5)

Cumulative credit loss ending balance	$887	$1,076

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2010	December 31, 2009
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$2,075	$(2,245)
Equity securities	15	20
Other invested assets	(27)	(29)

Subtotal	2,063	(2,254)
Adjustments to present value of future profits, deferred acquisition costs, sales inducements and benefit reserves	(1,057)	138
Income taxes, net	(352)	757

Net unrealized investment gains (losses)	654	(1,359)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	67	39

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$587	$(1,398)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2010	2009
Beginning balance	$29	$(3,023)
Cumulative effect of change in accounting	169	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,486	2,796
Adjustment to deferred acquisition costs	(187)	(264)
Adjustment to present value of future profits	(101)	(93)
Adjustment to sales inducements	(21)	(13)
Adjustment to benefit reserves	(581)	—
Provision for income taxes	(210)	(863)

Change in unrealized gains (losses) on investment securities	386	1,563
Reclassification adjustments to net investment (gains) losses, net of taxes of $(12) and $(51)	22	100

Change in net unrealized investment gains (losses)	577	1,663
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(19)	(41)

Ending balance	$587	$(1,401)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	As of or for the nine months ended September 30,
(Amounts in millions)	2010	2009
Beginning balance	$(1,398)	$(4,038)
Cumulative effect of change in accounting	260	(349)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,747	4,352
Adjustment to deferred acquisition costs	(381)	(448)
Adjustment to present value of future profits	(182)	(164)
Adjustment to sales inducements	(46)	(12)
Adjustment to benefit reserves	(581)	—
Provision for income taxes	(910)	(1,328)

Change in unrealized gains (losses) on investment securities	1,647	2,400
Reclassification adjustments to net investment (gains) losses, net of taxes of $(57) and $(337)	106	627

Change in net unrealized investment gains (losses)	2,013	2,678
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(28)	(41)

Ending balance	$587	$(1,401)

(d) Fixed Maturity and Equity Securities

As of September 30, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,508	$414	$—	$—	$—	$3,922
Tax-exempt	1,288	55	—	(72)	—	1,271
Government—non-U.S.	2,188	169	—	(5)	—	2,352
U.S. corporate	22,979	1,858	10	(322)	—	24,525
Corporate—non-U.S.	13,282	730	15	(209)	(3)	13,815
Residential mortgage-backed	4,629	228	14	(312)	(225)	4,334
Commercial mortgage-backed	4,011	188	5	(389)	(58)	3,757
Other asset-backed	2,391	25	—	(34)	(2)	2,380

Total fixed maturity securities	54,276	3,667	44	(1,343)	(288)	56,356
Equity securities	208	18	—	(3)	—	223

Total available-for-sale securities	$54,484	$3,685	$44	$(1,346)	$(288)	$56,579

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2010:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
Tax-exempt	$—	$—	—	$277	$(72)	92
Government—non-U.S.	141	(4)	32	21	(1)	2
U.S. corporate	631	(17)	89	2,572	(305)	199
Corporate—non-U.S.	836	(20)	130	1,443	(192)	109
Residential mortgage-backed	170	(2)	46	1,051	(535)	432
Commercial mortgage-backed	78	(1)	16	1,135	(446)	239
Other asset-backed	287	(1)	19	470	(35)	53

Subtotal, fixed maturity securities	2,143	(45)	332	6,969	(1,586)	1,126
Equity securities	34	(3)	18	—	—	—

Total for securities in an unrealized loss position	$2,177	$(48)	350	$6,969	$(1,586)	1,126

% Below cost—fixed maturity securities:
<20% Below cost	$2,139	$(42)	311	$5,128	$(375)	603
20-50% Below cost	3	(1)	8	1,593	(714)	310
>50% Below cost	1	(2)	13	248	(497)	213

Total fixed maturity securities	2,143	(45)	332	6,969	(1,586)	1,126

% Below cost—equity securities:
<20% Below cost	28	(1)	17	—	—	—
20-50% Below cost	6	(2)	1	—	—	—

Total equity securities	34	(3)	18	—	—	—

Total for securities in an unrealized loss position	$2,177	$(48)	350	$6,969	$(1,586)	1,126

Investment grade	$2,070	$(43)	294	$5,224	$(796)	689
Below investment grade	107	(5)	56	1,745	(790)	437
Not rated—fixed maturity securities	—	—	—	—	—	—
Not rated—equity securities	—	—	—	—	—	—

Total for securities in an unrealized loss position	$2,177	$(48)	350	$6,969	$(1,586)	1,126

The investment securities in an unrealized loss position as of September 30, 2010 consisted of 1,476 securities and accounted for unrealized losses of $1,634 million. Of these unrealized losses of $1,634 million, 51% were investment grade (rated “AAA” through “BBB-”) and 26% were less than 20% below cost. The securities less than 20% below cost were primarily attributable to credit spreads that have widened since acquisition for certain mortgage-backed and asset-backed securities and corporate securities in the finance and insurance sector. Included in these unrealized losses as of September 30, 2010 was $288 million of unrealized losses on other-than-temporarily impaired securities. Of the total unrealized losses on other-than-temporarily impaired securities, $286 million have been in an unrealized loss position for more than 12 months.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the unrealized losses of $1,634 million, $1,020 million were related to structured securities and $395 million were related to corporate securities in the finance and insurance sector. Of the remaining gross unrealized losses of $219 million, $77 million were related to tax-exempt and government—non-U.S. securities and $142 million were primarily related to other corporate securities that were spread evenly across all other sectors with no individual sector exceeding $28 million.

Of the $1,020 million unrealized losses in structured securities, 53% were in residential mortgage-backed securities and 44% were in commercial mortgage-backed securities with the remainder in other asset-backed securities. Approximately 39% of the total unrealized losses in structured securities were on securities that have retained investment grade ratings. Most of these securities have been in an unrealized loss position for 12 months or more. Given ongoing concern about the housing market and unemployment, the fair value of these securities has declined due to credit spreads that have widened since acquisition. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of September 30, 2010.

Of the $395 million unrealized losses in the finance and insurance sector, most have been in an unrealized loss position for 12 months or more. Most of these securities have retained a credit rating of investment grade. A portion of the unrealized losses included securities where an other-than-temporary impairment was recorded in OCI. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these securities represented temporary impairments as of September 30, 2010. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. Most of these securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. The remaining unrealized losses in our U.S. and non-U.S. corporate securities were evenly distributed across all other major industry types that comprise our corporate bond holdings.

Of the investment securities in an unrealized loss position for 12 months or more as of September 30, 2010, 523 securities were 20% or more below cost, of which 323 securities were also below investment grade (rated “BB+” and below) and accounted for unrealized losses of $701 million. These securities were primarily structured securities or securities issued by corporations in the finance and insurance sector. Included in this amount are other-than-temporarily impaired securities where the non-credit loss of $228 million was recorded in OCI.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,591	$2,613
Due after one year through five years	12,156	12,562
Due after five years through ten years	8,818	9,454
Due after ten years	19,680	21,256

Subtotal	43,245	45,885
Residential mortgage-backed	4,629	4,334
Commercial mortgage-backed	4,011	3,757
Other asset-backed	2,391	2,380

Total	$54,276	$56,356

As of September 30, 2010, $4,985 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2010, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 24%, 22% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2010, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the periods indicated:

	September 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$2,015	29%	$2,115	28%
Office	1,897	27	2,025	27
Industrial	1,861	27	1,979	26
Apartments	776	11	832	11
Mixed use/other	437	6	590	8

Total principal balance	6,986	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses	(62)		(48)

Total (1)	$6,929		$7,499

(1)

Included held-for-sale mortgage loans of $17 million as of December 31, 2009. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgage loans in other invested assets.

	September 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$1,857	27%	$2,005	27%
South Atlantic	1,593	23	1,711	23
Middle Atlantic	935	13	1,005	13
East North Central	657	9	728	10
Mountain	591	9	650	9
New England	484	7	492	6
West North Central	374	5	389	5
West South Central	306	4	331	4
East South Central	189	3	230	3

Total principal balance	6,986	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses	(62)		(48)

Total (1)	$6,929		$7,499

(1)

Included held-for-sale mortgage loans of $17 million as of December 31, 2009. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgage loans in other invested assets.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under these principles, we may have two types of “impaired” loans: loans requiring specific allowances for losses ($14 million for the nine months ended September 30, 2010 and $21 million for the year ended December 31, 2009) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition (none for the nine months ended September 30, 2010 and for the year ended December 31, 2009).

Average investment in specifically impaired loans was $5 million and $10 million as of September 30, 2010 and December 31, 2009, respectively, and there was no interest income recognized on these loans while they were considered impaired.

The following table presents the activity in the allowance for losses during the periods indicated:

(Amounts in millions)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$70	$48
Provision	5	27
Release (1)	(13)	(13)

Ending balance	$62	$62

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

( f ) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	September 30, 2010
(Amounts in millions)	Carrying value	% of total
Property Type
Retail	$190	36%
Industrial	128	25
Office	120	23
Apartments	64	12
Mixed use/other	22	4

Total principal balance	524	100%

Allowance for losses	(2)

Total	$522

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2010
(Amounts in millions)	Carrying value	% of total
Geographic Region
South Atlantic	$193	37%
Pacific	92	18
Middle Atlantic	71	14
East North Central	54	10
Mountain	36	7
East South Central	32	6
West North Central	32	6
West South Central	13	2
New England	1	—

Total principal balance	524	100%

Allowance for losses	(2)

Total	$522

See note 7 for additional information related to consolidated securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

Our consolidated securitization entities hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities are comprised of asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 7 for additional information related to consolidated securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2010	December 31, 2009		September 30, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$821	$72	Other liabilities	$5	$114
Inflation indexed swaps	Other invested assets	7	—	Other liabilities	5	21
Foreign currency swaps	Other invested assets	180	101	Other liabilities	—	—

Total cash flow hedges		1,008	173		10	135

Fair value hedges:
Interest rate swaps	Other invested assets	117	132	Other liabilities	10	15
Foreign currency swaps	Other invested assets	31	24	Other liabilities	—	—

Total fair value hedges		148	156		10	15

Total derivatives designated as hedges		1,156	329		20	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	454	505	Other liabilities	57	59
Equity return swaps	Other invested assets	—	—	Other liabilities	6	—
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	34	—
Interest rate swaptions	Other invested assets	8	54	Other liabilities	—	67
Credit default swaps	Other invested assets	4	11	Other liabilities	9	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	130	—
Equity index options	Other invested assets	61	39	Other liabilities	—	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	8	Other liabilities	3	—
Reinsurance embedded derivatives (2)	Other assets	4	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	4	(5)	Policyholder account balances (4)	316	175

Total derivatives not designated as hedges		535	612		555	306

Total derivatives		$1,691	$941		$575	$456

(1)	See note 7 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	September 30, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,382	$(209)	$10,652
Inflation indexed swaps	Notional	376	157	(10)	523
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,539	(219)	11,666

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(281)	2,085
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(281)	2,170

Total derivatives designated as hedges		12,797	1,539	(500)	13,836

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	4,057	(2,569)	7,962
Equity return swaps	Notional	—	200	—	200
Interest rate swaps related to securitization entities	Notional	—	138	(6)	132
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	100	—	1,190
Credit default swaps related to securitization entities	Notional	—	322	(5)	317
Equity index options	Notional	912	564	(614)	862
Financial futures	Notional	5,822	5,579	(6,817)	4,584
Other foreign currency contracts	Notional	521	132	(73)	580
Reinsurance embedded derivatives	Notional	—	52	—	52

Total derivatives not designated as hedges		19,919	11,344	(15,184)	16,079

Total derivatives		$32,716	$12,883	$(15,684)	$29,915

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	September 30, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	3,089	(1,882)	48,750

Approximately $1.1 billion of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $186 million as of September 30, 2010.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$299	$4	Net investment income	$8	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	(1)	Interest expense	—	Net investment gains (losses)

Total	$301	$4		$8

(1)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$99	$2	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging assets	—	—	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	3	—	Interest expense	1	Net investment gains (losses)

Total	$102	$1		$(1)

(1)

Amounts include $(1) million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$862	$12	Net investment income	$20	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	9	(5)	Interest expense	—	Net investment gains (losses)

Total	$868	$10		$20

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(223)	$10	Net investment income	$(12)	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(10)	(8)	Interest expense	1	Net investment gains (losses)

Total	$(233)	$6		$(11)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total of derivatives designated as cash flow hedges of $1.4 billion, net of taxes, recorded in stockholders’ equity as of September 30, 2010 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $6 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the nine months ended September 30, 2010 in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$—	Net investment gains (losses)	$(4)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(4)	Net investment gains (losses)	25	Interest credited	4	Net investment gains (losses)
Foreign currency swaps	11	Net investment gains (losses)	—	Interest credited	(10)	Net investment gains (losses)

Total	$7		$21		$(7)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$2	Net investment gains (losses)	$(10)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(11)	Net investment gains (losses)	75	Interest credited	11	Net investment gains (losses)
Foreign currency swaps	7	Net investment gains (losses)	2	Interest credited	(6)	Net investment gains (losses)

Total	$(2)		$67		$2

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; and (vi) foreign currency forward contracts to mitigate certain currency risk. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2010	2009
Interest rate swaps	$36	$(52)	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(12)	—	Net investment gains (losses)
Interest rate swaptions	4	85	Net investment gains (losses)
Credit default swaps	22	15	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	30	—	Net investment gains (losses)
Equity index options	(55)	(49)	Net investment gains (losses)
Equity return swaps	(6)	—	Net investment gains (losses)
Financial futures	(43)	(106)	Net investment gains (losses)
Inflation indexed swaps	—	—	Net investment gains (losses)
Other foreign currency contracts	(8)	(5)	Net investment gains (losses)
Reinsurance embedded derivatives	2	—	Net investment gains (losses)
GMWB embedded derivatives	133	133	Net investment gains (losses)

Total derivatives not designated as hedges	$103	$21

(1)	See note 7 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2010	2009
Interest rate swaps	$93	$194	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(24)	—	Net investment gains (losses)
Interest rate swaptions	61	(494)	Net investment gains (losses)
Credit default swaps	(5)	36	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	(11)	—	Net investment gains (losses)
Equity index options	(32)	(104)	Net investment gains (losses)
Equity return swaps	(6)	—	Net investment gains (losses)
Financial futures	29	(190)	Net investment gains (losses)
Inflation indexed swaps	—	(4)	Net investment gains (losses)
Foreign currency swaps	—	6	Net investment gains (losses)
Other foreign currency contracts	(9)	5	Net investment gains (losses)
Reinsurance embedded derivatives	4	—	Net investment gains (losses)
GMWB embedded derivatives	(109)	573	Net investment gains (losses)

Total derivatives not designated as hedges	$(9)	$22

(1)	See note 7 for additional information related to consolidated securitization entities.

Derivative Counterparty Credit Risk

As of September 30, 2010 and December 31, 2009, net fair value assets by counterparty totaled $1.6 billion and $739 million, respectively. As of September 30, 2010 and December 31, 2009, net fair value liabilities by counterparty totaled $169 million and $74 million, respectively. As of September 30, 2010 and December 31, 2009, we retained collateral of $1.6 billion and $647 million, respectively, related to these agreements, including over collateralization of $100 million and $10 million, respectively, from certain counterparties. As of September 30, 2010 and December 31, 2009, we posted $4 million and $121 million, respectively, of collateral to derivative counterparties, including zero over collateralization for September 30, 2010 and over collateralization of $46 million for December 31, 2009. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2010 and December 31, 2009, we could have been allowed to claim up to $106 million and $102 million, respectively, from counterparties and required to disburse up to $2 million and $1 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$6	$—	$—
AA
Matures after one year through five years	6	—	—	5	—	—
Matures after five years through ten years	5	—	—	—	—	—
A
Matures after one year through five years	37	1	—	32	1	—
Matures after five years through ten years	5	—	—	10	—	—
BBB
Matures after one year through five years	68	1	—	73	1	—
Matures after five years through ten years	29	—	—	29	—	—

Total credit default swaps on single name reference entities	$155	$2	$—	$155	$2	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2010			December 31, 2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$—	$5	$50	$—	$—
9% – 12% matures after five years through ten years (2)	—	—	—	250	1	1
10% – 15% matures after one year through five years (3)	250	—	1	—	—	—
10% – 15% matures after five years through ten years (4)	—	—	—	250	—	2
12% – 22% matures after five years through ten years (5)	248	—	3	248	4	—
15% – 30% matures after five years through ten years (6)	127	1	—	127	2	—

Total credit default swap index tranches	925	1	9	925	7	3

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (7)	17	—	8	—	—	—
Portion backing our interest maturing 2017 (8)	300	—	122	—	—	—

Total customized credit default swap index tranches related to securitization entities	317	—	130	—	—	—

Total credit default swaps on index tranches	$1,242	$1	$139	$925	$7	$3

(1)	The current attachment/detachment as of September 30, 2010 and December 31, 2009 was 9% – 12%.
(2)	The current attachment/detachment as of December 31, 2009 was 9% – 12%.
(3)	The current attachment/detachment as of September 30, 2010 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2009 was 10% – 15%.
(5)	The current attachment/detachment as of September 30, 2010 and December 31, 2009 was 12% – 22%.
(6)	The current attachment/detachment as of September 30, 2010 and December 31, 2009 was 14.8% – 30.3%.
(7)	Original notional value was $39 million.
(8)	Original notional value was $300 million.

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of the dates indicated:

	September 30, 2010			December 31, 2009
(Amounts in millions)	Par value	Amortized cost or cost	Fair value	Par value	Amortized cost or cost	Fair value
Credit rating:
AA
Matures after five years through ten years (1)	$—	$—	$—	$100	$100	$96
BBB
Matures after five years through ten years (2)	—	—	—	100	100	76
BB
Matures after five years through ten years (2)	—	—	—	200	228	148

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$—	$—	$—	$400	$428	$320

(1)	The amounts in 2009 related to securities that were reclassified to the trading category on July 1, 2010 as a result of adopting new accounting guidance related to embedded credit derivatives.
(2)	The amounts in 2009 related to certain VIEs that were consolidated on January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

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

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments and limited partnerships accounted for under the cost method.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	September 30, 2010				December 31, 2009
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,929	$7,136		$(1)	$7,499	$7,213
Restricted commercial mortgage loans (2)		(1)	522	574		(1)	—	—
Other invested assets		(1)	329	332		(1)	1,766	1,769
Liabilities:
Short-term borrowings (3)		(1)	730	730		(1)	930	930
Long-term borrowings (3)		(1)	4,373	4,363		(1)	3,641	3,291
Non-recourse funding obligations (3)		(1)	3,437	2,199		(1)	3,443	1,674
Borrowings related to securitization entities (2), (3)		(1)	458	491		(1)	—	—
Investment contracts		(1)	20,596	21,621		(1)	21,515	21,743
Performance guarantees, principally letters of credit	74		—	—	117		—	—
Other firm commitments:
Commitments to fund limited partnerships	121		—	—	194		—	—
Ordinary course of business lending commitments	44		—	—	—		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 7 for additional information related to consolidated securitization entities.
(3)	See note 9 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of each class of fixed maturity securities as of September 30, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,905	$—	$3,905	$—
Internal models	17	—	3	14

Total U.S. government, agencies and government-sponsored enterprises	3,922	—	3,908	14

Tax-exempt:
Pricing services	1,271	—	1,271	—

Total tax-exempt	1,271	—	1,271	—

Government—non-U.S.:
Pricing services	2,322	—	2,322	—
Internal models	30	—	11	19

Total government—non-U.S.	2,352	—	2,333	19

U.S. corporate:
Pricing services	21,038	—	21,038	—
Broker quotes	286	—	—	286
Internal models	3,201	—	2,158	1,043

Total U.S. corporate	24,525	—	23,196	1,329

Corporate—non-U.S.:
Pricing services	11,831	—	11,734	97
Broker quotes	148	—	—	148
Internal models	1,836	—	1,478	358

Total corporate—non-U.S.	13,815	—	13,212	603

Residential mortgage-backed:
Pricing services	4,202	—	4,202	—
Broker quotes	59	—	—	59
Internal models	73	—	—	73

Total residential mortgage-backed	4,334	—	4,202	132

Commercial mortgage-backed:
Pricing services	3,706	—	3,706	—
Broker quotes	23	—	—	23
Internal models	28	—	4	24

Total commercial mortgage-backed	3,757	—	3,710	47

Other asset-backed:
Pricing services	2,207	—	2,207	—
Broker quotes	142	—	—	142
Internal models	31	—	7	24

Total other asset-backed	2,380	—	2,214	166

Total fixed maturity securities	$56,356	$—	$54,046	$2,310

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the primary sources considered when determining fair value of equity securities as of September 30, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$206	$22	$184	$—
Broker quotes	7	—	—	7
Internal models	10	—	—	10

Total equity securities	$223	$22	$184	$17

The following table summarizes the primary sources considered when determining fair value of trading securities as of September 30, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$336	$—	$336	$—
Broker quotes	157	—	—	157
Internal models	208	—	—	208

Total trading securities	$701	$—	$336	$365

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent equity index volatility and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 80 basis points over the most relevant points on the U.S. Treasury curve. As of September 30, 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $70 million. As of December 31, 2009, the impact of non-performance risk on our GMWB valuation was not material.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

To determine the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit market can be viewed as a hypothetical transfer of the liability to another similarly rated insurance company which would closely resemble a reinsurance transaction. Another hypothetical exit market transaction can be viewed as a hypothetical transaction from the perspective of the GMWB policyholder. We believe that a hypothetical exit market participant would use a similar discount rate as described above to value the liabilities.

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

We classify the GMWB valuation as Level 3 based on having significant unobservable inputs. We evaluate the inputs and methodologies used to determine fair value based on how we expect a market participant would determine exit value. As stated above, there is no exit market or market participants for the GMWB embedded derivatives. Accordingly, we evaluate our inputs and resulting fair value based on a hypothetical exit market and hypothetical market participants. A hypothetical exit market could be viewed as a transaction that would closely resemble reinsurance. While reinsurance transactions for this type of product are not an observable input, we consider this type of hypothetical exit market, as appropriate, when evaluating our inputs and determining that our inputs are consistent with that of a hypothetical market participant.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,922	$—	$3,908	$14
Tax-exempt	1,271	—	1,271	—
Government—non-U.S.	2,352	—	2,333	19
U.S. corporate	24,525	—	23,196	1,329
Corporate—non-U.S.	13,815	—	13,212	603
Residential mortgage-backed	4,334	—	4,202	132
Commercial mortgage-backed	3,757	—	3,710	47
Other asset-backed	2,380	—	2,214	166

Total fixed maturity securities	56,356	—	54,046	2,310

Equity securities	223	22	184	17

Other invested assets:
Trading securities	701	—	336	365
Derivative assets:
Interest rate swaps	1,392	—	1,383	9
Inflation indexed swaps	7	—	7	—
Foreign currency swaps	211	—	211	—
Interest rate swaptions	8	—	—	8
Credit default swaps	4	—	3	1
Equity index options	61	—	—	61

Total derivative assets	1,683	—	1,604	79

Securities lending collateral	702	—	702	—
Derivatives counterparty collateral	156	—	156	—

Total other invested assets	3,242	—	2,798	444

Restricted other invested assets related to securitization entities	376	—	198	178
Other assets (1)	4	—	4	—
Reinsurance recoverable (2)	4	—	—	4
Separate account assets	11,063	11,063	—	—

Total assets	$71,268	$11,085	$57,230	$2,953

Liabilities
Policyholder account balances (3)	$316	$—	$—	$316
Derivative liabilities:
Interest rate swaps	72	—	72	—
Interest rate swaps related to securitization entities	34	—	34	—
Inflation indexed swaps	5	—	5	—
Credit default swaps	9	—	—	9
Credit default swaps related to securitization entities	130	—	—	130
Equity return swaps	6	—	6	—
Other foreign currency contracts	3	—	3	—

Total derivative liabilities	259	—	120	139
Borrowings related to securitization entities	44	—	—	44

Total liabilities	$619	$—	$120	$499

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Amounts in millions)	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2,602	$—	$2,586	$16
Tax-exempt	1,544	—	1,542	2
Government—non-U.S.	2,384	—	2,377	7
U.S. corporate	21,412	—	20,339	1,073
Corporate—non-U.S.	12,551	—	12,047	504
Residential mortgage-backed	3,227	—	1,746	1,481
Commercial mortgage-backed	3,617	—	59	3,558
Other asset-backed	2,415	—	996	1,419

Total fixed maturity securities	49,752	—	41,692	8,060

Equity securities	159	42	108	9

Other invested assets:
Trading securities	174	—	29	145
Derivative assets:
Interest rate swaps	709	—	706	3
Foreign currency swaps	125	—	125	—
Interest rate swaptions	54	—	—	54
Credit default swaps	11	—	5	6
Equity index options	39	—	—	39
Other foreign currency contracts	8	—	—	8

Total derivative assets	946	—	836	110

Securities lending collateral	853	—	853	—
Derivatives counterparty collateral	148	—	148	—

Total other invested assets	2,121	—	1,866	255

Reinsurance recoverable (1)	(5)	—	—	(5)
Separate account assets	11,002	11,002	—	—

Total assets	$63,029	$11,044	$43,666	$8,319

Liabilities
Policyholder account balances (2)	$175	$—	$—	$175
Derivative liabilities:
Interest rate swaps	188	—	186	2
Inflation indexed swaps	21	—	21	—
Interest rate swaptions	67	—	—	67
Credit default swap	3	—	3	—
Equity index options	2	—	—	2

Total derivative liabilities	281	—	210	71

Total liabilities	$456	$—	$210	$246

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$9	$—	$—	$—	$5	$—	$14	$—
Tax-exempt	—	—	—	—	—	—	—	—
Government—non-U.S.	18	—	1	—	—	—	19	—
U.S. corporate (1)	1,520	4	23	2	83	(303)	1,329	4
Corporate—non-U.S. (1)	720	(8)	—	(8)	119	(220)	603	(8)
Residential mortgage- backed	62	—	1	9	65	(5)	132	—
Commercial mortgage- backed	59	(6)	8	(15)	1	—	47	—
Other asset-backed (2)	361	—	5	15	—	(215)	166	—

Total fixed maturity securities	2,749	(10)	38	3	273	(743)	2,310	(4)

Equity securities	9	11	—	(11)	8	—	17	—

Other invested assets:
Trading securities (2)	136	7	—	9	213	—	365	7
Derivative assets:
Interest rate swaps	9	—	—	—	—	—	9	—
Interest rate swaptions	4	4	—	—	—	—	8	4
Credit default swaps	—	1	—	—	—	—	1	1
Equity index options	97	(54)	—	18	—	—	61	(54)
Other foreign currency contracts	1	—	—	(1)	—	—	—	—

Total derivative assets	111	(49)	—	17	—	—	79	(49)

Total other invested assets	247	(42)	—	26	213	—	444	(42)

Restricted other invested assets related to securitization entities (3)	174	4	—	—	—	—	178	3
Reinsurance recoverable (4)	9	(7)	—	2	—	—	4	(7)

Total Level 3 assets	$3,188	$(44)	$38	$20	$494	$(743)	$2,953	$(50)

(1)

The transfers in and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)

Transfers in for trading securities were offset by transfers out of other asset-backed securities and were driven primarily by the adoption of new accounting guidance related to embedded credit derivatives.

(3)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.
(4)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored entities	$357	$—	$—	$—	$4	$(356)	$5	$—
Tax exempt	2	—	—	—	—	—	2	—
Government—non-U.S.	22	—	(2)	(1)	15	—	34	—
U.S. corporate	1,408	25	60	(52)	387	(308)	1,520	5
Corporate—non-U.S.	767	7	69	74	293	(178)	1,032	(2)
Residential mortgage-backed	1,623	(89)	200	(51)	20	(44)	1,659	(77)
Commercial mortgage-backed	3,128	(6)	294	(34)	476	(229)	3,629	(6)
Other asset-backed	1,063	(1)	105	(122)	1	(31)	1,015	(1)

Total fixed maturity securities	8,370	(64)	726	(186)	1,196	(1,146)	8,896	(81)

Equity securities	61	—	1	(1)	—	(1)	60	—

Other invested assets:
Trading securities	133	16	—	—	—	—	149	16
Derivative assets	286	(15)	—	1	—	—	272	(11)

Total other invested assets	419	1	—	1	—	—	421	5

Reinsurance recoverable	2	(2)	—	—	—	—	—	(2)

Total Level 3 assets	$8,852	$(65)	$727	$(186)	$1,196	$(1,147)	$9,377	$(78)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$16	$—	$—	$(2)	$14	$(14)	$14	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	2	—	16	(6)	19	—
U.S. corporate (1)	1,073	15	57	33	761	(610)	1,329	12
Corporate—non-U.S. (1)	504	(7)	8	3	472	(377)	603	(7)
Residential mortgage- backed (2)	1,481	—	4	89	66	(1,508)	132	—
Commercial mortgage- backed (2)	3,558	(5)	22	(78)	12	(3,462)	47	—
Other asset-backed (2), (3)	1,419	(24)	28	(3)	10	(1,264)	166	(24)

Total fixed maturity securities	8,060	(21)	121	42	1,351	(7,243)	2,310	(19)

Equity securities	9	11	—	(3)	60	(60)	17	—

Other invested assets:
Trading securities (3)	145	8	—	(1)	213	—	365	8
Derivative assets:
Interest rate swaps	3	6	—	—	—	—	9	6
Interest rate swaptions	54	19	—	(65)	—	—	8	19
Credit default swaps	6	(5)	—	—	—	—	1	(5)
Equity index options	39	(32)	—	54	—	—	61	(32)
Other foreign currency contracts	8	(7)	—	(1)	—	—	—	(7)

Total derivative assets	110	(19)	—	(12)	—	—	79	(19)

Total other invested assets	255	(11)	—	(13)	213	—	444	(11)

Restricted other invested assets related to securitization entities (4)	—	4	—	—	174	—	178	1
Reinsurance recoverable (5)	(5)	7	—	2	—	—	4	7

Total Level 3 assets	$8,319	$(10)	$121	$28	$1,798	$(7,303)	$2,953	$(22)

(1)

The transfers in and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)

The transfer out of Level 3 was primarily related to residential and commercial mortgage-backed and other asset-backed securities and resulted from a change in the observability of inputs used to determine fair value.

(3)

Transfers in for trading securities were offset by transfers out of other asset-backed securities and were driven primarily by the adoption of new accounting guidance related to embedded credit derivatives.

(4)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.
(5)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

While we observed some increased trading activity for certain mortgage-backed and asset-backed securities during 2009, primarily as a result of government programs, we did not observe a broad-based improvement in market conditions to result in the classification of several mortgage-backed and asset-backed securities as Level 2. During 2010, primary market issuance and secondary market activity for commercial and non-agency residential mortgage-backed and other asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in our conclusion that there is sufficient trading activity in similar instruments to support classifying certain mortgage-backed and asset-backed securities as Level 2 as of September 30, 2010. Accordingly, our assessment resulted in a transfer out of Level 3 of $1,508 million, $3,462 million and $1,264 million, respectively, during the nine months ended September 30, 2010 related to residential mortgage-backed, commercial mortgage-backed and other asset-backed securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2009	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored entities	$25	$—	$(38)	$13	$394	$(389)	$5	$—
Tax exempt	—	—	—	5	2	(5)	2	—
Government—non-U.S.	31	—	(2)	9	15	(19)	34	—
U.S. corporate	2,734	9	170	(163)	764	(1,994)	1,520	10
Corporate—non-U.S.	1,560	(26)	211	85	696	(1,494)	1,032	(29)
Residential mortgage-backed	1,957	(421)	364	(205)	905	(941)	1,659	(391)
Commercial mortgage-backed	3,219	(44)	337	(140)	1,008	(751)	3,629	(45)
Other asset-backed	1,034	(23)	285	(355)	982	(908)	1,015	(18)

Total fixed maturity securities	10,560	(505)	1,327	(751)	4,766	(6,501)	8,896	(473)

Equity securities	60	—	1	1	—	(2)	60	—

Other invested assets:
Trading securities	125	17	—	(15)	54	(32)	149	16
Derivative assets	933	(508)	—	(175)	22	—	272	(486)

Total other invested assets	1,058	(491)	—	(190)	76	(32)	421	(470)

Reinsurance recoverable	18	(18)	—	—	—	—	—	(18)

Total Level 3 assets	$11,696	$(1,014)	$1,328	$(940)	$4,842	$(6,535)	$9,377	$(961)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$447	$(140)	$—	$9	$—	$—	$316	$(138)
Derivative liabilities:
Credit default swaps	26	(17)	—	—	—	—	9	(17)
Credit default swaps related to securitization entities (2)	159	(30)	—	1	—	—	130	(30)

Total derivative liabilities	185	(47)	—	1	—	—	139	(47)
Borrowings related to securitization entities (2)	51	(8)	—	—	1	—	44	(8)

Total Level 3 liabilities	$683	$(195)	$—	$10	$1	$—	$499	$(193)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

	Beginning balance as of July 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$435	$(135)	$—	$8	$—	$—	$308	$(133)
Other liabilities (2)	161	(57)	—	—	—	—	104	(57)

Total Level 3 liabilities	$596	$(192)	$—	$8	$—	$—	$412	$(190)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$115	$—	$26	$—	$—	$316	$117
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	9	—	—	—	—	9	9
Credit default swaps related to securitization entities (2)	—	11	—	(2)	121	—	130	11
Equity index options	2	(1)	—	(1)	—	—	—	(1)

Total derivative liabilities	71	(25)	—	(28)	121	—	139	(25)
Borrowings related to securitization entities (2)	—	(16)	—	—	60	—	44	(16)

Total Level 3 liabilities	$246	$74	$—	$(2)	$181	$—	$499	$76

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 7 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of September 30, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$878	$(592)	$—	$22	$—	$—	$308	$(579)
Other liabilities (2)	68	85	—	(49)	—	—	104	53

Total Level 3 liabilities	$946	$(507)	$—	$(27)	$—	$—	$412	$(526)

(1)	Represents embedded derivatives associated with our GMWB liabilities.
(2)	Represents derivatives.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments related to available-for-sale securities, accretion on certain fixed maturity securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, all of which were recorded in net investment gains (losses), except for accretion on debt securities, which was recorded in net investment income.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the total securitized assets as of the dates indicated:

(Amounts in millions)	September 30, 2010	December 31, 2009
Receivables secured by:
Commercial mortgage loans	$—	$574
Fixed maturity securities	74	123
Other assets	165	236

Total securitized assets not required to be consolidated	239	933

Total securitized assets required to be consolidated	598	—

Total securitized assets	$837	$933

Financial support for certain securitization entities was provided under credit support agreements, in which we provided limited recourse for a maximum of $114 million of credit losses as of September 30, 2010. These agreements will remain in place throughout the life of the related entities. Included in this amount was $40 million for the limited recourse related to one of our commercial mortgage loan entities that was required to be consolidated with assets of $118 million as of September 30, 2010. There were no amounts recorded for these limited recourse liabilities as of September 30, 2010 and December 31, 2009.

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

Amounts recognized in our consolidated financial statements related to our involvement with entities used to facilitate asset securitization transactions where the securitization entity was not required to be consolidated as of the dates indicated:

	September 30, 2010		December 31, 2009
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$1	$2	$79	$44

Total	$1	$2	$79	$44

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

For one of our commercial mortgage loan securitization entities with assets of $118 million as of September 30, 2010, our economic interest represents the excess interest received on the loans compared to the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

interest paid on the entity’s obligation. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with assets of $409 million as of September 30, 2010, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$10	$30
Restricted other invested assets	1	2

Total net investment income	11	32

Net investment gains (losses):
Trading securities	5	14
Derivatives	18	(35)
Commercial mortgage loans	—	(1)
Borrowings related to securitization entities recorded at fair value	7	16

Total net investment gains (losses)	30	(6)

Total revenues	41	26

Expenses:
Interest expense	7	22
Acquisition and operating expenses	2	2

Total expenses	9	24

Income before income taxes	32	2
Provision for income taxes	12	1

Net income	$20	$1

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of the date indicated:

(Amounts in millions)	September 30, 2010
Assets
Investments:
Restricted commercial mortgage loans	$522
Restricted other invested assets:
Trading securities	376
Other	2

Total restricted other invested assets	378

Total investments	900
Cash and cash equivalents	—
Accrued investment income	1

Total assets	$901

Liabilities
Other liabilities:
Derivative liabilities	$164
Other liabilities	2

Total other liabilities	166
Borrowings related to securitization entities	502

Total liabilities	$668

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

As previously identified, the U.K. antitrust authorities conducted a review of the payment protection insurance sector. In January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a successful appeal brought against key elements of the findings by a large U.K. retail bank delayed implementation of the full remedies package. Following publication of the antitrust authorities’ response to the appeal, it appears that the remedies package will now be implemented during the second half of 2011 and early 2012.

On July 30, 2010, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of the use of retained asset accounts as a settlement option for life insurance death benefit payments. When a retained asset account is established for a beneficiary, our insurance company

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subsidiary retains the death benefit proceeds in its general account and pays interest on those proceeds. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. In addition to the subpoena, we have been contacted by state insurance regulators regarding retained asset accounts. We have responded to the New York Attorney General subpoena and state insurance regulator information requests, and will cooperate with respect to any follow-up requests or inquiries.

(b) Commitments

As of September 30, 2010, we were committed to fund $121 million in limited partnership investments and $44 million in U.S. commercial mortgage loan investments.

(9) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related entities from their commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of September 30, 2010, we had access to $1.9 billion under these facilities.

In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010.

As of September 30, 2010, we had borrowings of $730 million under these facilities, and we utilized $57 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. As of December 31, 2009, we had borrowings of $930 million under these facilities, and we utilized $407 million under these facilities for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2010, our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), issued CAD$275 million of 5.68% senior notes due 2020. The net proceeds of the offering were used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada used the proceeds it received from such transactions for general corporate and investment purposes and to fund a repurchase of common shares from Genworth Canada’s shareholders.

Non-Recourse Funding Obligations

As of September 30, 2010, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. As of September 30, 2010 and December 31, 2009, the weighted-average interest rates on our non-recourse funding obligations were 1.42% and 1.49%, respectively.

Borrowings Related To Securitization Entities

Borrowings related to securitization entities were as follows as of September 30, 2010:

(Amounts in millions)	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$228		$228
GFCM LLC, due 2035, 5.7426%	113		113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	117		117
Marvel Finance 2007-1 LLC, due 2017 (1)	5		1
Marvel Finance 2007-4 LLC, due 2017 (1)	12		6
Genworth Special Purpose Five, LLC, due 2040 (1)	NA	(2)	37

Total	$475		$502

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Principal amount not applicable. Notional balance was $117 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2010		2009		2010		2009
Pre-tax income (loss)	$140		$(7)		$331		$(894)

Statutory U.S. federal income tax rate	$49	35.0%	$(2)	35.0%	$116	35.0%	$(313)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	4	2.5	—	1.4	(1)	(0.2)	(2)	0.2
Benefit on tax favored investments	(9)	(6.6)	(15)	214.5	(23)	(6.9)	(49)	5.5
Effect of foreign operations	(30)	(21.1)	(10)	141.5	(70)	(21.2)	(40)	4.4
Interest on uncertain tax positions	(1)	(0.4)	(10)	138.8	(5)	(1.5)	(7)	0.8
Non-deductible expenses	2	1.3	(10)	141.5	3	0.9	(6)	0.7
Tax benefits related to separation from our former parent	—	—	—	—	(106)	(32.2)	—	—
Other, net	3	2.2	(5)	70.2	6	1.9	(3)	0.4

Effective rate	$18	12.9%	$(52)	742.9%	$(80)	(24.2)%	$(420)	47.0%

For the three months ended September 30, 2010, the effective tax rate decreased significantly from the prior year due to small pre-tax results in relation to tax adjustments in the prior year. For the nine months ended September 30, 2010, the effective tax rate decreased significantly from the prior year due to changes in uncertain tax benefits related to separation from our former parent, lower taxed foreign income and tax favored investments in the current year.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Revenues:
Retirement and Protection	$1,810	$1,521	$5,046	$4,115
International	594	663	1,867	1,892
U.S. Mortgage Insurance	195	235	557	619
Corporate and Other	68	(28)	28	(18)

Total revenues	$2,667	$2,391	$7,498	$6,608

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Retirement and Protection	$111	$134	$347	$295
International	121	96	317	284
U.S. Mortgage Insurance	(152)	(116)	(228)	(385)
Corporate and Other	(51)	(33)	(175)	(90)

Net operating income available to Genworth Financial, Inc.’s common stockholders	29	81	261	104
Net investment gains (losses), net of taxes and other adjustments	54	(62)	(64)	(604)
Net tax benefit related to separation from our former parent	—	—	106	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	83	19	303	(500)
Add: net income attributable to noncontrolling interests	39	26	108	26

Net income (loss)	$122	$45	$411	$(474)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2010	December 31, 2009
Assets:
Retirement and Protection	$87,357	$81,497
International	12,188	12,143
U.S. Mortgage Insurance	3,883	4,247
Corporate and Other	11,272	10,300

Total assets	$114,700	$108,187

(12) Noncontrolling Interests

In July 2009, Genworth Canada, our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 49.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 44.6 million common shares were sold by Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 57.5% of the common shares of Genworth Canada. In August 2010, Genworth Canada repurchased 12.3 million common shares for CAD$325 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$187 million and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

In the nine months ended September 30, 2010, dividends of $32 million were paid to the noncontrolling interests.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(13) Subsequent Event

On October 18, 2010, we entered into an agreement to purchase the operating assets of Altegris Capital, LLC (“Altegris”), which will be accounted for as a business combination. The acquisition will be part of our wealth management business in our Retirement and Protection segment. Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products, and has approximately $2.0 billion in client assets. The target date for closing the transaction, subject to various approvals and closing conditions, is December 31, 2010. We will pay approximately $35 million at closing, with additional performance-based payments of up to $85 million during the five-year period following closing.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, interest rate fluctuations and levels, adverse capital and credit market conditions, the valuation of fixed maturity, equity and trading securities, defaults, downgrade or other events impacting the value of our fixed maturity securities portfolio, defaults on our commercial mortgage loans or investments in commercial mortgage-backed securities, goodwill impairments, the soundness of other financial institutions, inability to access our credit facilities, an adverse change in risk-based capital and other regulatory requirements, insufficiency of reserves, legal constraints on dividend distributions by our subsidiaries, competition, availability, affordability and adequacy of reinsurance, default by counterparties, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems, the occurrence of natural or man-made disasters or a pandemic and the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates or severity of defaults, uncertain results of continued investigations of insured U.S. mortgage loans, possible rescissions of coverage and the results of objections to our rescissions, the extent to which loan modifications and other similar programs may provide benefits to us, unexpected changes in unemployment rates, further deterioration in economic conditions or a further decline in home prices, changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), competition with government-owned and government-sponsored enterprises offering mortgage insurance (including the Federal Housing Administration (“FHA”)), changes in regulations that affect our U.S. mortgage insurance business, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, the impact of the use of reinsurance with reinsurance companies affiliated with mortgage lending customers, legal actions under Real Estate Settlement Procedures Act of 1974 (“RESPA”), potential liabilities in connection with our U.S. contract underwriting services and problems associated with foreclosure process defects that may defer claim payments;

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

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the three months ended September 30, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $135 million and $111 million, respectively. For the nine months ended September 30, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $300 million and $347 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries, Canada and Mexico. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30,

2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $124 million and $121 million, respectively. For the nine months ended September 30, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $326 million and $317 million, respectively.

•

U.S. Mortgage Insurance. In the U.S., we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended September 30, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $141 million and $152 million, respectively. For the nine months ended September 30, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $217 million and $228 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended September 30, 2010, our Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $35 million and $51 million, respectively. For the nine months ended September 30, 2010, our Corporate and Other activities’ net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $106 million and $175 million, respectively.

Business trends and conditions

Our business is influenced by a number of industry-wide and product-specific trends and conditions on an ongoing basis. The following discussion of quarterly business trends and conditions should be read together with the trends discussed in our 2009 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Global financial markets improved during the first quarter of 2010 from the volatility experienced in 2009, with solid performance in equity markets and narrowing credit and interest rate spreads along with better credit performance in many sectors of the debt markets. However, in the second quarter of 2010, we saw a decline in equity markets and widening debt spreads primarily as a result of the perceived contagion risk related to the European sovereign debt crisis. Equity markets improved and debt spreads tightened as concerns regarding systemic European sovereign risk subsided during the third quarter of 2010. In 2010, Canadian and Australian economies and housing markets improved although the high loan-to-value mortgage origination market in Australia remained substantially below levels seen in prior years. The U.S. housing market reflected continuing stress, growing levels of foreclosures and variations in performance by sub-market, including continued signs of stabilization within certain regions. Europe remained a slow growth environment with lower consumer lending activity.

Slow economic growth, coupled with uncertain financial market, government policy and other market conditions, influenced, and will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt and risk profiles in response to these conditions. As a result, our sales, revenues and profitability trends of certain insurance and investment products were adversely impacted during the first half of 2009. Since then, these trends have improved as investor confidence in the markets and the outlook for some consumers and businesses strengthened. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

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

Since late 2008, the U.S. government, Federal Reserve and other legislative and regulatory bodies have taken a variety of other actions to stabilize the capital markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the government-sponsored enterprises (“GSEs”), lenders, servicers and the U.S. government. Outside of the U.S., various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have positively affected these countries and their markets; however, there can be no assurance as to the future level of impact of any of these actions on the economic and financial markets, including levels of volatility. A delayed economic recovery period or global recessionary or debt crisis setback could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. During the third quarter of 2010, markets were characterized by both declining U.S. Treasury yields and tightening credit spreads. Ongoing expectation of renewed Federal Reserve support of the U.S. economic recovery, in addition to continued strong demand for fixed income assets, resulted in a significant drop in U.S. Treasury yields. Strong investor demand also continued to drive credit spreads tighter in all sectors. In particular, continued progress in both the U.S. and Europe in developing and implementing financial regulation resulted in improved pricing for both domestic and non-U.S. borrowers. Concerns regarding systemic European sovereign risk subsided, although more focused concerns about particular European borrowers remain. For securitized products, the market was characterized by shrinking supply and lower issuance across all asset types. Asset valuations in securitized sectors continued to improve given a strong supply and demand imbalance, stable credit performance, and the structural protections embedded in the transactions brought to market.

Certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, but corporate impairments continued their downward trend and were at moderate levels during the first half of 2010 with a minimal increase in the third quarter of 2010. We recorded net other-than-temporary impairments of $37 million and $168 million, respectively, during the three and nine months ended September 30, 2010 which were lower than prior year levels and we expect losses to moderate further. Additionally, during the nine months ended September 30, 2010, losses related to limited partnerships decreased $137 million as compared to the nine months ended September 30, 2009 with limited partnership gains in the second and third quarters of 2010. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with securities that have not been impaired continues to perform.

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

Trends and conditions affecting our segments

Retirement and Protection

Life insurance. Results of our life insurance business are impacted by sales, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution and customer service.

The increase in life insurance sales we experienced during the second half of 2009 continued into 2010, in large part the result of strong adoption of our new term universal life insurance product. As anticipated, sales of our traditional term life insurance product have declined given the introduction late in 2009 of our new term universal life insurance product that was designed to replace our traditional term life insurance product. Our new term universal life insurance product is more capital efficient and we believe offers a similar or better value proposition to the consumer as our traditional term life insurance product, and is competitively priced for the main street and emerging affluent markets. We have experienced strong adoption of the product; however, the growth rate will ultimately depend upon the intensity and level of future distributor (existing brokerage general agents (“BGAs”) and other distributors) and consumer adoption, as well as competitors offering similar products. In our universal life insurance products, sales during 2010 were relatively stable given product changes made in 2009 to our new universal life insurance product that resulted in a more capital efficient product that is priced to achieve targeted returns. Going forward, the level of new premium sales will depend on ongoing distributor and consumer adoption and usage, as well as overall market conditions.

Throughout 2009, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. In 2010, mortality remained favorable to pricing assumptions although less so than in 2009. Additionally, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies written in 1999 and 2000 as they go through their post-level rate period. We expect this trend to continue as policies go through their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products beyond economic requirements. The solutions for the increased reserve requirements on some of our in-force books of business have become more limited and expensive; however, we have committed funding sources for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX so we believe unfunded reserve exposure is minimal. Additionally, we have made product modifications and introduced new products designed to reduce capital requirements and limit financing costs compared to existing products and thereby improve the profitability of new business. The new term universal life insurance product, discussed above, offers death benefit guarantee premiums that are competitive with traditional term insurance premiums for comparable durations and provides greater consumer flexibility typically associated with universal life coverage. We have also introduced product modifications to our universal life insurance products which provide shorter guarantee periods thereby reducing capital requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, mortality, persistency, investment yields, new product sales, expenses and reinsurance.

In recent years, industry-wide first-year annualized premiums of long-term care insurance have either declined or grown moderately. While our overall sales in 2009 were adversely impacted primarily by the general economic conditions and lower sales through our independent distribution and career force channels, in the second half of 2009 and continuing into the first nine months of 2010, we experienced improvements in our long-term care insurance sales. Recent improvements are due in part to the breadth of our distribution, and we have made progress on multiple growth initiatives with an emphasis on distribution effectiveness and broadening our individual and group offerings.

In the first half of 2009, termination rates increased on our business resulting in lower benefits and other changes in policy reserves that contributed positively to results of operations. However, during the second half of 2009 and continuing into the first nine months of 2010, termination rates have decreased and returned to levels experienced historically resulting in higher benefits and other changes in policy reserves that contributed to lower results of operations. In recent periods, we have experienced, and may continue to, experience higher claims in older issued policies which negatively impacted our results of operations.

We continue pursuing multiple initiatives including: new issuance and service offerings; investing in claims case management; maintaining tight expense management; actively exploring alternative reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include our older blocks of business and the potential for future in-force rate increases where warranted. In this connection, on October 21, 2010, we announced plans to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies which represent approximately 25% of individual long-term care insurance premiums. We plan to begin filing for the rate changes in early November and anticipate that this increase will not take effect until 2011. The implementation will take place over the next two to three years. In addition, changes in regulations or government programs, including certain aspects of healthcare reform, such as the Community Living Assistance Services and Supports (“CLASS”) Act, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by demand for asset management products and related support services, investment performance and equity market conditions.

The decline and volatility in the equity markets that began in 2008 negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. The recovery of equity and fixed income markets began in the second quarter of 2009 and continued throughout 2009 and 2010.

The market improvement, in addition to our introduction of new investment strategies, expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us collectively contributed to our higher sales, net flows and assets under management. Depending upon the direction of equity markets in the future, we could see a correlated impact on sales, net flows and assets under management.

On October 18, 2010, we entered into an agreement to purchase the operating assets of Altegris Capital, LLC (“Altegris”). Altegris provides a platform of alternative investments including hedge funds and managed futures products and has approximately $2.0 billion in client assets. See note 13 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses, new product sales and relative competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and company ratings. Our product offerings include current and minimum crediting rates on our spread-based products, surrender charges and guaranteed benefit features in variable annuity products which provide guaranteed death or living benefits to the consumer.

Recent product changes and sales of annuity products reflect a more targeted growth strategy in order to achieve appropriate risk adjusted returns. We have scaled back certain product features and targeted certain market segments to reduce risk in our annuity products. In this connection, we have targeted distributors and producers and chosen sales personnel that align with this more focused strategy. Beginning in the second half of 2009, we expanded our distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to expand these distribution relationships.

In fixed annuities, sales may fluctuate as interest rates change and as we offer these products using a disciplined approach to meet targeted returns. We have introduced new market value adjustment deferred annuity products in the BGA channel and we have re-priced immediate annuities to maintain spreads and targeted returns. In 2009, spreads on fixed annuity products declined in connection with lower short-term rates and from holding higher cash balances to manage through challenging market conditions. Through the first half of 2010, we reinvested a significant portion of the excess cash and are achieving improvements in spread-related income as a result of higher yields. Looking ahead, we will continue to actively evaluate investment strategies in the event that interest rates increase rapidly resulting in liability durations shortening.

In variable annuities, the improvement in the equity markets favorably impacted our results. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results. In addition, we continue to offer variable annuity products with living benefit features. However, in response to the risk in equity markets, certain product features have been scaled back to reduce adverse selection risk and volatility while costs to the consumer have been increased. These product changes are similar to actions taken by many, but not all, of our competitors. We believe the benefits offered by these products remain attractive to consumers within our targeted markets.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Throughout 2009, we observed increased stability in international housing markets, particularly in Canada and Australia, as lower mortgage rates, improved housing affordability, certain government programs and improved consumer confidence resulted in increased home sales activity. As a result, home prices increased notably in these markets during 2009. During 2010, home price appreciation slowed in both Canada and Australia. Looking forward to the remainder of 2010 and into 2011, we expect home prices to stabilize or grow moderately in Australia while remaining relatively flat in Canada. Additionally, while unemployment increased during the first half of 2009, we have observed a moderate decline in unemployment rates in these two markets since the second half of 2009. In many of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 61% as of September 30, 2010. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain selective.

Since the beginning of 2010, the Bank of Canada increased the overnight rate by 75 basis points to 1.0% and is expected to hold it constant for the remainder of 2010. In Australia, as a sign of the relative health and stability of that economy, the Reserve Bank of Australia increased the cash rate by 150 basis points to 4.5% between September 30, 2009 and September 30, 2010.

In Canada, we experienced higher than anticipated levels of flow new insurance written during the first nine months of 2010. A low mortgage interest rate environment in the first half of 2010 with rates forecasted to increase in the second half of the year and improved consumer confidence contributed to these higher levels. Additionally, implementation of the harmonized sales tax in British Columbia and Ontario, which had the potential to increase the cost of purchasing a home for certain buyers, also contributed to higher levels of mortgage originations in the first half of 2010. We believe these factors accelerated purchase decisions in 2010 and we expect lower levels of mortgage originations and an associated decrease in our flow new insurance written in the fourth quarter of 2010 as normal seasonal patterns slow originations.

In Australia, as a result of low interest rates during the first nine months of 2009 and specific government programs, there was an increase in mortgage originations by first-time home buyers and an associated increase in our flow new insurance written. The Australian government extended its enhanced first-time home buyer program benefits through the end of 2009, although at reduced levels, and eliminated these enhanced benefits altogether effective January 1, 2010. Additionally, high loan-to-value mortgage originations, particularly above 90% loan-to-value, declined significantly in 2010 as banks allocated less capital to high loan-to-value lending. As a result of lower levels of government support to first-time home buyers, a decline in high loan-to-value mortgage originations and increased interest rates beginning in the fourth quarter of 2009, there has been a decrease in mortgage originations and an associated decrease in our flow new insurance written during the first nine months of 2010. As some liquidity returned to the securitization market in Australia, we insured some bulk transactions in the first three quarters of 2010 and we expect to continue to write modest levels during the fourth quarter of 2010.

During 2009, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications that keep borrowers in their homes, asset management strategies such as arranged and facilitated sales and pursuing recoveries. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process and mitigate claim payments. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which we believe had a favorable impact on our results of operations. We have also seen improvements in our total losses as economies continue to improve, home prices continue to increase and unemployment levels decline. With ongoing improvement in the Canadian and Australian economies and stable housing markets, as well as the success we experienced with our loss mitigation initiatives outlined above, we expect our overall loss levels to remain favorable to the levels experienced in 2009.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the nine months ended September 30, 2010, net operating income in our lifestyle protection insurance business improved significantly as compared to the prior year. This improved profitability has been driven by stabilizing European unemployment levels and the impact of our contract re-pricing and restructuring initiative in late 2009 through early 2010. Sales during the nine months ended September 30, 2010 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. However, sales increased modestly during the third quarter of 2010. We are actively pursuing various growth initiatives to expand our distribution channels and our product offerings which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales.

New claim registrations on unemployment-related policies have continued to decline throughout 2010 and are at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a decrease in our loss ratio. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. We expect unemployment rates in Europe to slowly decline over the next several quarters with regional variation. Additionally, we see slow but positive European gross domestic product growth, which could positively impact consumer lending demand as well as reduce claim pressures through new job creation.

During 2009 and into 2010, significant progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. With most of these contract restructuring projects complete, we are focusing on increasing sales through improved product offerings and expanded distribution channels. We expect these strategies to improve profitability and help to offset the impact of continued high unemployment as well as relatively low levels of consumer lending.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume and practices and product mix, as well as the levels and aging of mortgage delinquencies including seasonal variations. These economic and housing market trends are in turn continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment. This has resulted in numerous outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated foreclosed and delinquent housing inventories which pressure home values. At the same time, home prices are continuing to show signs of stabilizing or improving in several U.S. markets after a significant decline from their peak levels. Overall, we anticipate some additional declines in home values in the fourth quarter of 2010 and into early 2011 and we expect unemployment levels to stabilize though remain elevated for an extended period.

A weak housing market, tightened lending standards and the lack of liquidity in some mortgage securitization markets continued to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size have been driven down by growth in FHA originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which can make private mortgage insurance solutions less competitive with the FHA solution. Given recent FHA risk management actions, we have seen the private mortgage insurance penetration rate increase slightly in the third quarter of 2010 and expect this to continue given the additional FHA pricing changes effective in October 2010. In contrast, GSEs have maintained loan level pricing up charges which can make private mortgage insurance less attractive compared to FHA solutions. Going forward, this trend may limit the demand for private mortgage insurance. Alternatively, given recently enacted adjustments in FHA policies and pricing along with GSE pricing and housing and financial reform involving the GSEs and government programs, the industry expects to regain market share over time. Specifically, the mortgage insurance industry level of market penetration and eventual market size could continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We control the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. For example, we announced in early 2010 the expansion of certain underwriting guidelines. We are also seeing the benefit of the previously implemented rate increase of 20% on average for our flow products and a reduction in lender captive cession which equates to an effective pricing improvement of approximately 15%. We also previously exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. We continue to monitor and selectively reduce our targeted declining market policy, which among various restrictions, limited coverages to loans with 90% loan-to-value and below and to adjust the restrictions in those markets accordingly as areas of the U.S. housing market begin to stabilize or improve. In the first quarter of 2010, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions, which may result in increased new business written. In addition, we regularly monitor competitor pricing and underwriting changes and their potential impact.

Overall pressure on the housing market has adversely affected the performance of our portfolio, particularly our 2005, 2006 and 2007 book years that we believe peaked in their delinquency development during the first quarter of 2010. While the impact was concentrated in certain states and product types, during 2009, the impact shifted to more traditional products reflecting elevated unemployment levels throughout the country. In mid-2010, both foreclosure starts and the rate at which foreclosures progress to claim increased. As a result, we expect to see an increase in our paid claims as these late stage delinquency loans go through foreclosure. Recently announced voluntary suspended foreclosure actions in response to problems associated with foreclosure process defects could cause claim payments to be deferred to later periods and potentially have an adverse impact on a recovery of the residential mortgage market.

As a result of the recent stabilization of home prices and unemployment levels in certain markets and expanded efforts in the mortgage market to modify loans, we experienced a decrease in delinquencies during 2010. This decrease reflected a reduction in new delinquencies combined with increased cures from government and lender loan modification programs and other loss mitigation activities through the first half of 2010. However, aged delinquencies and foreclosures continued increasing through the third quarter of 2010, both of which pressure home prices in certain markets resulting in higher levels of default. If home values continue to decline and credit remains tight, the ability to cure a delinquent loan could be more difficult to achieve.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions and targeted settlements, net of reinstatements, have resulted in a reduction of expected losses of approximately $608 million during the nine months ended September 30, 2010 compared to $557 million during the nine months ended September 30, 2009. Workouts and loan modifications, which related to loans representing 4% of our primary risk in-force as of September 30, 2010, resulted in a reduction of loss exposure of approximately $413 million for the nine months ended September 30, 2010 compared to $140 million for the nine months ended September 30, 2009. Our workout and loan modification programs with various lender and service customers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. During the nine months ended September 30, 2010, we executed loan restructurings and modifications with our lender partners that resulted in reduced monthly mortgage loan repayment amounts either through reductions of the underlying loans’ interest rates and/or through a lengthening of the loans’ principal amortization period. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales and other non-cure workouts resulted in a reduction of loss exposure of approximately $43 million for the nine months ended September 30, 2010 compared to $33 million for the nine months ended September 30, 2009. As a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that reduced our loss exposure at the time of rescission by approximately $152 million for the nine months ended September 30, 2010 compared to $384 million for the nine months ended September 30, 2009. Benefits from loss mitigation activities are shifting from rescissions to loan modifications where we expect a majority of our benefits to be achieved going forward. With the exception of Florida, the shift from rescissions to modification benefits was proportional across regions, products and vintages. In Florida, we saw reduced opportunities to mitigate losses through loan modifications due to its higher percentage of later stage delinquencies and larger base of investor properties as compared to the broader portfolio. This resulted in an increase in reserves of $85 million in the third quarter of 2010. Depending upon the mix of loss mitigation activity, market trends and unemployment levels in future periods, we could see additional reserve changes.

During 2010, we reached agreements with a servicer and a counterparty that further reduced our risk in-force exposure. Our investigations process and rescission actions, along with expanded loan modification efforts supported by various related lender and government programs, have benefited our results significantly. While expanded loan modification efforts and resulting benefits are expected to continue, the level of rescission activities has declined and we expect this level to remain stable for the foreseeable future. At the same time, we continue to discuss with lenders any concerns with respect to our rescission practices and risk exposures in books of business. Going forward, however, there is no assurance regarding what specific level of benefits may result from modification, rescission or settlement activity. In addition, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs, servicers and various lenders that we expect will mitigate losses on loans we insure. We are actively participating in and supporting these various programs. These programs are expected to limit increases in paid claims and we continue to pursue ways to support mortgage servicers in their efforts to increase the benefits from loss mitigation activities.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the nine months ended September 30, 2010, we recorded reinsurance recoveries of $156 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006 and 2007 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006 and 2007 book years.

The insurance laws of various states, including North Carolina, require mortgage insurers to maintain a minimum amount of statutory capital relative to risk in-force in order for a mortgage insurer to continue to write new business. During the third quarter of 2010, our risk-to-capital ratio increased. Under certain stress scenarios, risk-to-capital ratios could rise to levels that could pressure our ability to write new business if available waivers for operating over specified risk-to-capital ratios are not obtained from regulators. Accordingly, we are pursuing various capital strategies which include exploring a temporary waiver of the risk-to-capital requirement with the North Carolina Department of Insurance (“NCDOI”) and may do so with other state regulators where the authority to grant a waiver exists. At the same time, we continue to seek necessary approvals for the licensing, capitalization and activation of a subsidiary for the purpose of writing new business. In this regard, the NCDOI recently approved our filing to permit implementation of this plan. We also continue to work with the GSEs to obtain their related approvals.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$1,447	$1,492	$(45)	(3)%
Net investment income	815	759	56	7%
Net investment gains (losses)	105	(122)	227	186%
Insurance and investment product fees and other	300	262	38	15%

Total revenues	2,667	2,391	276	12%

Benefits and expenses:
Benefits and other changes in policy reserves	1,502	1,450	52	4%
Interest credited	212	225	(13)	(6)%
Acquisition and operating expenses, net of deferrals	472	484	(12)	(2)%
Amortization of deferred acquisition costs and intangibles	227	143	84	59%
Interest expense	114	96	18	19%

Total benefits and expenses	2,527	2,398	129	5%

Income (loss) before income taxes	140	(7)	147	NM (1)
Provision (benefit) for income taxes	18	(52)	70	135%

Net income	122	45	77	171%
Less: net income attributable to noncontrolling interests	39	26	13	50%

Net income available to Genworth Financial, Inc.’s common stockholders	$83	$19	$64	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment increased $32 million primarily related to a $35 million increase in our long-term care insurance business and a $12 million increase in our retirement income business, partially offset by a $15 million decrease in our life insurance business.

•

Our International segment decreased $70 million as a result of a decrease of $69 million in our lifestyle protection insurance business and a $1 million decrease in our international mortgage insurance business. The three months ended September 30, 2010 included a decrease of $11 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $7 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.7% for the three months ended September 30, 2010 from 4.4% for the three months ended September 30, 2009. The increase in weighted-average investment yields was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Net investment income for the three months ended September 30, 2010 included $1 million of gains related to limited partnerships accounted for under the equity method as compared to $20 million of losses in the three months ended September 30, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010.

•	The three months ended September 30, 2010 included an increase of $2 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $37 million of net other-than-temporary impairments for the three months ended September 30, 2010 as compared to $196 million for the three months ended September 30, 2009. Of total impairments, for the three months ended September 30, 2010 and 2009, $26 million and $99 million, respectively, related to structured securities, including $18 million and $74 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended September 30, 2010, we recorded $8 million related to corporate securities and $2 million of impairments related to commercial mortgage loans. We also recorded $71 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended September 30, 2009.

•

Net investment gains related to derivatives of $94 million in the third quarter of 2010 were primarily related to $66 million of gains from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of gains from the change in value of our credit default swaps due to narrowing credit spreads, $9 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $1 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $6 million of losses from foreign currency forward contracts. Net investment gains related to derivatives of $19 million in the third quarter of 2009 were primarily related to gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $30 million of net gains related to securitization entities in the third quarter of 2010 primarily associated with derivatives and $9 million of losses related to commercial mortgage loans. Net gains related to the sale of available-for-sale securities were also $38 million lower in the current year.

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

•

Our Retirement and Protection segment increased $44 million largely driven by an increase of $17 million in our wealth management business, an increase of $11 million in our long-term care insurance business, an increase of $9 million in our life insurance business and an increase of $7 million in our retirement income business.

•	Corporate and Other activities decreased $5 million.

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

•

Our Retirement and Protection segment increased $88 million primarily attributable to a $39 million increase in our long-term care insurance business, a $28 million increase in our life insurance business and a $21 million increase in our retirement income business.

•

Our International segment decreased $80 million as a result of a decrease of $46 million in our lifestyle protection insurance business and a decrease of $34 million in our international mortgage insurance business.

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

•

Our Retirement and Protection segment increased $28 million primarily attributable to a $15 million increase in our wealth management business, a $14 million increase in our long-term care insurance business and a $3 million increase in our life insurance business, partially offset by a $4 million decrease in our retirement income business.

•

Our International segment decreased $23 million related to a $30 million decrease in our lifestyle protection insurance business, partially offset by a $7 million increase in our international mortgage insurance business. The three months ended September 30, 2010 included a decrease of $11 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $6 million.

•	Corporate and Other activities decreased $11 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $92 million primarily attributable to a $48 million increase in our life insurance business, a $37 million increase in our retirement income business and a $7 million increase in our long-term care insurance business.

•

Our International segment decreased $6 million from an $8 million decrease in our lifestyle protection insurance business, partially offset by a $2 million increase in our international mortgage insurance business. The three months ended September 30, 2010 included a decrease of $3 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Our International segment decreased $4 million largely related to an $8 million decrease in our lifestyle protection insurance business, partially offset by a $4 million increase in our international mortgage insurance business. The three months ended September 30, 2010 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $19 million.

Provision (benefit) for income taxes. The effective tax rate decreased to 12.9% for the three months ended September 30, 2010 from 742.9% for the three months ended September 30, 2009. This decrease in the effective tax rate was primarily attributable to small pre-tax results in relation to tax adjustments in the prior year, including tax favored investments benefits, the effect of lower taxed foreign income, non-deductible expenses and interest on uncertain tax positions in the prior year. The three months ended September 30, 2010 included an increase of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%, as well as a result of lower losses from an improving economy. The three months ended September 30, 2010 included an increase of $3 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. The increase in net income available to Genworth Financial, Inc.’s common stockholders in the current year was primarily related to improved investment performance, partially offset by a higher loss in our U.S. mortgage insurance business. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$4,387	$4,496	$(109)	(2)%
Net investment income	2,403	2,251	152	7%
Net investment gains (losses)	(104)	(945)	841	89%
Insurance and investment product fees and other	812	806	6	1%

Total revenues	7,498	6,608	890	13%

Benefits and expenses:
Benefits and other changes in policy reserves	4,157	4,450	(293)	(7)%
Interest credited	636	763	(127)	(17)%
Acquisition and operating expenses, net of deferrals	1,446	1,381	65	5%
Amortization of deferred acquisition costs and intangibles	590	602	(12)	(2)%
Interest expense	338	306	32	10%

Total benefits and expenses	7,167	7,502	(335)	(4)%

Income (loss) before income taxes	331	(894)	1,225	137%
Benefit for income taxes	(80)	(420)	340	81%

Net income (loss)	411	(474)	885	187%
Less: net income attributable to noncontrolling interests	108	26	82	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$303	$(500)	$803	161%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Retirement and Protection segment increased $14 million primarily related to a $57 million increase in our long-term care insurance business, partially offset by a $38 million decrease in our life insurance business and a $5 million decrease in our retirement income business.

•

Our International segment decreased $75 million as a result of a decrease of $133 million in our lifestyle protection insurance business, partially offset by a $58 million increase in our international mortgage insurance business. The nine months ended September 30, 2010 included an increase of $82 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $46 million.

Net investment income

•

Weighted-average investment yields increased to 4.7% for the nine months ended September 30, 2010 from 4.3% for the nine months ended September 30, 2009. The increase in weighted-average investment yields was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Net investment income for the nine months ended September 30, 2010 included $137 million of lower losses related to limited partnerships accounted for under the equity method as compared to the prior year. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009.

•	The nine months ended September 30, 2010 included an increase of $34 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $168 million of net other-than-temporary impairments for the nine months ended September 30, 2010 as compared to $945 million for the nine months ended September 30, 2009. Of total impairments, for the nine months ended September 30, 2010 and 2009, $131 million and $488 million, respectively, related to structured securities, including $77 million and $342 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $13 million and $81 million for the nine months ended September 30, 2010 and 2009, respectively. We also recorded $6 million and $316 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we recorded $10 million of impairments related to limited partnership investments and $7 million related to commercial mortgage loans. We recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction during the nine months ended September 30, 2009. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year.

•

Net investment gains related to derivatives of $48 million for the nine months ended September 30, 2010 were primarily related to $31 million of gains from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of ineffectiveness gains from our cash flow hedge programs related to our long- term care insurance business and $4 million of gains related to embedded derivatives associated with certain reinsurance agreements. These gains were partially offset by $5 million of losses from the change in value of our credit default swaps due to widening credit spreads and $4 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. Net investment gains related to derivatives of $12 million for the nine months ended September 30, 2009 were primarily related to losses from a derivative strategy to mitigate the interest rate risk associated with our statutory capital position which were partially offset by gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We recorded $31 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance and $6 million of net losses related to securitization entities primarily associated with derivatives during the nine months ended September 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. Net gains related to the sale of available-for-sale securities were $5 million during the nine months ended September 30, 2010 compared to net losses of $20 million during the nine months ended September 30, 2009.

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $129 million largely driven by an increase of $57 million in our wealth management business, an increase of $33 million in our life insurance business, an increase of $26 million in our retirement income business and an increase of $13 million in our long-term care insurance business.

•	Corporate and Other activities decreased $121 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $186 million primarily attributable to a $108 million increase in our long-term care insurance business, a $67 million increase in our life insurance business and an $11 million increase in our retirement income business.

•

Our International segment decreased $161 million as a result of a decrease of $105 million in our lifestyle protection insurance business and a decrease of $56 million in our international mortgage insurance business. The nine months ended September 30, 2010 included an increase of $35 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $317 million.

Interest credited

•	Our Retirement and Protection segment decreased $32 million principally related to our retirement income business.

•	Corporate and Other activities decreased $95 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $96 million primarily attributable to a $46 million increase in our wealth management business, a $35 million increase in our long-term care insurance business and a $15 million increase in our life insurance business.

•

Our International segment decreased $7 million related to a $32 million decrease in our lifestyle protection insurance business, partially offset by a $25 million increase in our international mortgage insurance business. The nine months ended September 30, 2010 included an increase of $8 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $4 million.

•	Corporate and Other activities decreased $20 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment was flat as an increase of $72 million in our life insurance business was offset by a $67 million decrease in our retirement income business and a $5 million decrease in our long-term care insurance business.

•

Our International segment decreased $7 million primarily as a result of a $22 million decrease in our lifestyle protection insurance business was partially offset by a $15 million increase in our international mortgage insurance business. The nine months ended September 30, 2010 included an increase of $7 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense increased primarily related to a $31 million increase in Corporate and Other activities.

Benefit for income taxes. The effective tax rate decreased to (24.2)% for the nine months ended September 30, 2010 from 47.0% for the nine months ended September 30, 2009. This decrease in the effective tax rate was attributable to changes in uncertain tax benefits related to our separation from our former parent, lower taxed foreign income and tax favored investments. The nine months ended September 30, 2010 included an increase of $21 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The nine months ended September 30, 2010 included an increase of $12 million attributable to changes in foreign exchange rates.

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

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2010 and 2009 was $29 million and $81 million, respectively. Net operating income available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2010 and 2009 was $261 million and $104 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

The following table includes a reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Net income (loss)	$122	$45	$411	$(474)
Less: net income attributable to noncontrolling interests	39	26	108	26

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	83	19	303	(500)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(54)	62	64	604
Net tax benefit related to separation from our former parent	—	—	(106)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$29	$81	$261	$104

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholder per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2010	2009	2010	2009
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.17	$0.04	$0.62	$(1.14)

Diluted (1)	$0.17	$0.04	$0.61	$(1.14)

Weighted-average common shares outstanding:
Basic	489.5	448.9	489.1	438.5

Diluted (1)	493.9	451.6	493.9	438.5

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the nine months ended September 30, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.3 million would have been antidilutive to the calculation. If we had not incurred a net loss for the nine months ended September 30, 2009, dilutive potential common shares would have been 439.8 million.

Diluted weighted-average shares outstanding for 2010 and for the three months ended September 30, 2009 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$845	$813	$32	4%
Net investment income	630	576	54	9%
Net investment gains (losses)	57	(102)	159	156%
Insurance and investment product fees and other	278	234	44	19%

Total revenues	1,810	1,521	289	19%

Benefits and expenses:
Benefits and other changes in policy reserves	990	902	88	10%
Interest credited	174	186	(12)	(6)%
Acquisition and operating expenses, net of deferrals	254	226	28	12%
Amortization of deferred acquisition costs and intangibles	159	67	92	137%
Interest expense	26	23	3	13%

Total benefits and expenses	1,603	1,404	199	14%

Income before income taxes	207	117	90	77%
Provision for income taxes	72	32	40	125%

Net income available to Genworth Financial, Inc.’s common stockholders	135	85	50	59%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(24)	49	(73)	(149)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$111	$134	$(23)	(17)%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$33	$78	$(45)	(58)%
Long-term care insurance	44	39	5	13%
Wealth management	8	8	—	—%
Retirement income	26	9	17	189%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$111	$134	$(23)	(17)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $45 million primarily driven by higher lapses on our term life insurance policies issued in 1999 and 2000 as they go through their post-level rate period, increased claims as the result of higher mortality in our term life insurance products compared to the prior year and a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the prior year that did not recur in the current year. These decreases were partially offset by an increase in net investment income.

•	Our long-term care insurance business increased $5 million as a result of higher investment income as well as growth and continued favorable performance of newer issued policies.

•	Our wealth management business was flat as higher assets under management from market growth and positive net flows were offset by a tax adjustment in the current year.

•	Our retirement income business increased $17 million primarily attributable to an increase of $18 million in our spread-based products related to an increase in net investment income.

Revenues

Premiums

•

Our life insurance business decreased $15 million primarily attributable to the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. The decrease was also from higher lapses on our term life insurance policies as they go through their post-level rate period.

•	Our long-term care insurance business increased $35 million mainly attributable to growth of the in-force block from new sales and in-force rate actions.

•	Our retirement income business increased $12 million primarily driven by higher life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $11 million mainly related to limited partnerships accounted for under the equity method. Net investment income included $1 million of gains related to limited partnerships accounted for under the equity method in the current year as compared to losses of $6 million in the prior year.

•

Our long-term care insurance business increased $27 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income included $1 million of gains related to limited partnerships accounted for under the equity method in the current year as compared to losses of $5 million in the prior year.

•

Our retirement income business increased $16 million primarily attributable to the benefit from the reinvestment of high cash balances held during 2009 and $8 million of lower losses from limited partnerships accounted for under the equity method. These increases were partially offset by a decline in average invested assets.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $30 million primarily driven by lower impairments recorded in the current year and lower gains from the sale of investment securities related to portfolio repositioning.

•

Our long-term care insurance business had net investment losses in the current year of $5 million compared to $5 million of net investment gains in the prior year primarily related to sales of investment securities related to portfolio repositioning.

•

Our retirement income business had net investment gains in the current year of $75 million compared to $63 million of net investment losses in the prior year primarily from gains associated with our variable annuity products with GMWBs as a result of changes in non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives and lower impairments in the current year.

Insurance and investment product fees and other

•

Our life insurance business increased $9 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products. Partially offsetting this increase was a decrease primarily from a favorable adjustment in our universal life insurance products related to estimated gross profit assumptions in the prior year that did not recur.

•	Our long-term care insurance business increased $11 million primarily driven by our equity access business as a result of higher margins on loans.

•	Our wealth management business increased $17 million primarily attributable to higher average assets under management from market growth and positive net flows.

•	Our retirement income business increased $7 million mainly due to higher average account values of our fee-based products from market growth.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $28 million principally related to increased claims associated with higher mortality in our term life insurance products, aging of our in-force block and an increase in reserves due to growth in our new term universal life insurance product. The current year also included a $5 million increase in reserves from a policy valuation system input correction related to our term life insurance products.

•

Our long-term care insurance business increased $39 million primarily as a result of higher claims and increased reserves from the aging and growth of our in-force block and lower terminations in the current year.

•

Our retirement income business increased $21 million largely attributable to our spread-based products related to higher life-contingent sales in the current year and higher amortization of sales inducements as a result of net investment losses in the prior year.

Interest credited. Interest credited decreased $12 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $3 million primarily from growth of our term universal life insurance products.

•

Our long-term care insurance business increased $14 million largely driven by our equity access business as a result of increased broker commissions on loans and from growth of our long-term care insurance in-force block.

•	Our wealth management business increased $15 million primarily from increased asset-based expenses as assets under management increased from market growth and positive net flows.

•	Our retirement income business decreased $4 million as the prior year included non-recoverable acquisition expenses.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $48 million. The prior year included an adjustment to estimated gross profits of $20 million and lower amortization of $20 million from a favorable unlocking in our universal life insurance products that did not recur in the current year. The current year also increased primarily attributable to increased amortization on our universal life insurance products primarily from favorable mortality in the current year compared to the prior year. In addition, amortization increased due to higher lapses in our term life insurance policies as they go through their post-level rate period and from growth in our term universal life insurance product.

•	Our long-term care insurance business increased $7 million from growth of our in-force block, partially offset by lower terminations in the current year.

•

Our retirement income business increased $37 million primarily related to an increase of $25 million in our fee-based products largely attributable to increased amortization as a result of higher gains in the current year related to embedded derivatives associated with our variable annuity products with GMWBs and an unfavorable refinement of assumptions of $9 million in the current year. Our spread-based products increased $12 million mainly from increased amortization attributable to net investment gains in the current year compared to net investment losses in the prior year. The prior year also included an unfavorable unlocking primarily related to spread assumptions that did not recur.

Provision for income taxes. The effective tax rate increased to 34.8% for the three months ended September 30, 2010 from 27.4% for the three months ended September 30, 2009. The increase in the effective tax rate was primarily attributable to a change in uncertain tax positions in the prior year.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$2,491	$2,477	$14	1%
Net investment income	1,854	1,659	195	12%
Net investment gains (losses)	(79)	(672)	593	88%
Insurance and investment product fees and other	780	651	129	20%

Total revenues	5,046	4,115	931	23%

Benefits and expenses:
Benefits and other changes in policy reserves	2,896	2,710	186	7%
Interest credited	524	556	(32)	(6)%
Acquisition and operating expenses, net of deferrals	736	640	96	15%
Amortization of deferred acquisition costs and intangibles	368	368	—	—%
Interest expense	77	73	4	5%

Total benefits and expenses	4,601	4,347	254	6%

Income (loss) before income taxes	445	(232)	677	NM (1)
Provision (benefit) for income taxes	145	(100)	245	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	300	(132)	432	NM (1)
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	47	427	(380)	(89)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$347	$295	$52	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$102	$174	$(72)	(41)%
Long-term care insurance	131	122	9	7%
Wealth management	29	21	8	38%
Retirement income	85	(22)	107	NM (1)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$347	$295	$52	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $72 million primarily in our term life insurance products attributable to an increase in claims as a result of higher mortality compared to the prior year, higher lapses on our term life insurance policies issued in 1999 and 2000 as they go through their post-level rate period and a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the prior year that did not recur. These decreases were partially offset by higher net investment income in the current year.

•

Our long-term care insurance business increased $9 million from growth and continued favorable performance of newer issued policies and higher investment income in the current year, partially offset by lower terminations.

•	Our wealth management business increased $8 million from higher average assets under management from market growth and positive net flows.

•

Our retirement income business increased $107 million. Our spread-based products increased $79 million primarily from an increase in net investment income. Our fee-based products increased $28 million mainly attributable to market growth.

Revenues

Premiums

•

Our life insurance business decreased $38 million mainly attributable to the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. The decrease was also a result of higher lapses on our term life insurance policies as they go through their post-level rate period and an unfavorable reinsurance adjustment of $8 million in the current year.

•	Our long-term care insurance business increased $57 million mainly attributable to growth of the in-force block from new sales and in-force rate actions.

•	Our retirement income business decreased $5 million primarily driven by lower life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $25 million mainly related to $31 million of lower losses in the current year related to limited partnerships accounted for under the equity method. This increase was partially offset by a decline in average invested assets related to our term life insurance products.

•

Our long-term care insurance business increased $91 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income in the current year included $23 million of lower losses related to limited partnerships accounted for under the equity method.

•

Our retirement income business increased $79 million primarily attributable to $86 million of lower losses related to limited partnerships accounted for under the equity method. Net investment income for our spread-based products also benefited from the reinvestment of the high cash balances held during 2009. These increases were partially offset by lower average invested assets.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $199 million primarily driven by lower impairments recorded in the current year and lower losses from the sale of investment securities related to portfolio repositioning.

•

Our long-term care insurance business had net investment gains of $1 million in the current year from the sale of investment securities related portfolio repositioning compared to $238 million of net investment losses in the prior year primarily attributable to impairments and derivative losses related to our strategy to mitigate interest rate risk associated with our statutory capital position.

•

Net investment losses in our retirement income business decreased $154 million primarily related to lower impairments recorded in the current year and gains associated with our variable annuity products with GMWBs as a result of changes in non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives.

Insurance and investment product fees and other

•

Our life insurance business increased $33 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products. The prior year also included a favorable adjustment related to estimated gross profit assumptions in our universal life insurance products that did not recur.

•	Our long-term care business increased $13 million primarily driven by our equity access business as a result of higher margins on loans.

•	Our wealth management business increased $57 million primarily attributable to higher average assets under management from market growth and positive net flows.

•	Our retirement income business increased $26 million mainly due to higher average account values of our fee-based products from market growth.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $67 million principally related to increased claims associated with higher mortality in our term life insurance products compared to the prior year, aging of our in-force block and an increase in reserves due to growth in our term universal life insurance product. The current year also included a $5 million increase in reserves from a policy valuation system input correction related to our term life insurance products.

•	Our long-term care insurance business increased $108 million primarily as a result of the aging and growth of the in-force block and lower terminations in the current year.

•

Our retirement income business increased $11 million primarily attributable to our spread-based products related to higher amortization of sales inducements as a result of lower net investment losses in the current year, partially offset by lower life-contingent sales in the current year. Our fee-based products increased related to our guaranteed minimum benefit liabilities driven by less favorable market performance in the current year, partially offset by a decrease in guaranteed minimum death benefit claims.

Interest credited. Interest credited decreased $32 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $15 million primarily from growth of our term universal life insurance products.

•

Our long-term care insurance business increased $35 million largely driven by our equity access business as a result of increases in broker commissions on loans and from growth of our long-term care insurance in-force block.

•	Our wealth management business increased $46 million primarily from increased asset-based expenses as assets under management increased from favorable market impacts and positive net flows.

•

Our retirement income business was flat as higher costs associated with the sale of our fee-based products were offset by lower sales of our spread-based products and higher non-recoverable acquisition expenses in the prior year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $72 million primarily attributable to a prior year adjustment to estimated gross profits of $33 million and lower amortization of $20 million from a favorable unlocking in our universal life insurance products that did not recur in the current year. Also contributing to the increase was higher amortization from growth related to our universal life insurance and term universal life insurance products and higher lapses in our term life insurance policies as they go through their post-level rate period.

•	Our long-term care insurance business decreased $5 million from lower terminations in the current year, partially offset by growth of our in-force block.

•

Our retirement income business decreased $67 million primarily related to a decrease of $82 million related to our fee-based products. The prior year included additional amortization of deferred acquisition costs of $54 million from loss recognition testing that did not recur. Additionally, amortization decreased as a result of lower gains in the current year related to embedded derivatives associated with our variable annuity products with GMWBs. This decrease was partially offset by an unfavorable refinement of assumptions of $9 million in the current year. Our spread-based products also increased $15 million mainly from higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year, partially offset by a $9 million of favorable unlocking primarily related to lower lapse trends in the current year as compared to an unfavorable unlocking primarily related to spread assumptions in the prior year.

Provision (benefit) for income taxes. The effective tax rate decreased to 32.6% for the nine months ended September 30, 2010 from 43.1% for the nine months ended September 30, 2009. The decrease in the effective tax rate was primarily attributable to the proportion of tax favored investment benefits to pre-tax results in the current year compared to the prior year and a change in uncertain tax positions in the prior year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Term life insurance
Net earned premiums	$221	$236	$(15)	(6)%	$673	$711	$(38)	(5)%
Annualized first-year premiums	1	19	(18)	(95)%	19	56	(37)	(66)%
Term universal life insurance
Net deposits	$21	$—	$21	NM (1)	$40	$—	$40	NM (1)
Term universal life annualized first-year deposits	31	—	31	NM (1)	65	—	65	NM (1)
Universal and whole life insurance
Net earned premiums and deposits	$120	$111	$9	8%	$359	$351	$8	2%
Universal life annualized first-year deposits	10	8	2	25%	27	25	2	8%
Universal life excess deposits	26	23	3	13%	73	74	(1)	(1)%
Total life insurance
Net earned premiums and deposits	$362	$347	$15	4%	$1,072	$1,062	$10	1%
Annualized first-year premiums	1	19	(18)	(95)%	19	56	(37)	(66)%
Annualized first-year deposits	41	8	33	NM (1)	92	25	67	NM (1)
Excess deposits	26	23	3	13%	73	74	(1)	(1)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of September 30,		Percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Term life insurance
Life insurance in-force, net of reinsurance	$465,275	$474,721	(2)%
Life insurance in-force before reinsurance	603,606	621,808	(3)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$31,761	$—	NM (1)
Life insurance in-force before reinsurance	31,935	—	NM (1)
Universal and whole life insurance
Life insurance in-force, net of reinsurance	$43,797	$43,875	—%
Life insurance in-force before reinsurance	50,632	50,952	(1)%
Total life insurance
Life insurance in-force, net of reinsurance	$540,833	$518,596	4%
Life insurance in-force before reinsurance	686,173	672,760	2%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term life insurance

Net earned premiums decreased mainly as a result of lower sales in the current year from the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products, lower renewals and higher lapses on policies as they go through their post-level rate period.

Term universal life insurance

In late 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. The increase is primarily related to the continued growth of our in-force block.

Universal and whole life insurance

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Net earned premiums:
Long-term care	$494	$469	$25	5%	$1,453	$1,422	$31	2%
Medicare supplement and other	83	73	10	14%	241	215	26	12%

Total	$577	$542	$35	6%	$1,694	$1,637	$57	3%

Annualized first-year premiums and deposits	$69	$53	$16	30%	$196	$144	$52	36%

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions. The increase in annualized first-year premiums and deposits was primarily attributable to growth of our individual and group long-term care insurance and linked-benefits products.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Assets under management, beginning of period	$19,548	$15,909	$18,865	$15,447
Gross flows	1,354	1,372	4,191	3,281
Redemptions	(893)	(904)	(2,790)	(3,131)

Net flows	461	468	1,401	150
Market performance	1,151	1,615	894	2,395

Assets under management, end of period	$21,160	$17,992	$21,160	$17,992

Wealth management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc. and Quantuvis Consulting, Inc.

The increase in assets under management was primarily attributable to market growth and positive net flows.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Income Distribution Series (1)
Account value, net of reinsurance, beginning of period	$5,964	$5,286	$5,943	$5,234
Deposits	131	190	445	448
Surrenders, benefits and product charges	(131)	(109)	(408)	(324)

Net flows	—	81	37	124
Interest credited and investment performance	370	435	354	444

Account value, net of reinsurance, end of period	$6,334	$5,802	$6,334	$5,802

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,879	$1,796	$2,016	$1,756
Deposits	20	25	72	60
Surrenders, benefits and product charges	(68)	(48)	(203)	(171)

Net flows	(48)	(23)	(131)	(111)
Interest credited and investment performance	162	200	108	328

Account value, net of reinsurance, end of period	$1,993	$1,973	$1,993	$1,973

Variable life insurance
Account value, beginning of period	$279	$271	$298	$266
Deposits	3	3	9	10
Surrenders, benefits and product charges	(10)	(12)	(28)	(32)

Net flows	(7)	(9)	(19)	(22)
Interest credited and investment performance	25	30	18	48

Account value, end of period	$297	$292	$297	$292

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

Income Distribution Series

Account value related to our Income Distribution Series products increased from the prior year attributable to positive net flows and market growth.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from the prior year was principally as a result of market growth, partially offset by surrenders outpacing sales.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Fixed annuities
Account value, net of reinsurance, beginning of period	$11,117	$11,770	$11,409	$11,996
Deposits	136	69	269	540
Surrenders, benefits and product charges	(376)	(353)	(992)	(1,255)

Net flows	(240)	(284)	(723)	(715)
Interest credited	95	102	286	307

Account value, net of reinsurance, end of period	$10,972	$11,588	$10,972	$11,588

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$6,529	$6,827	$6,675	$6,957
Premiums and deposits	116	91	311	303
Surrenders, benefits and product charges	(251)	(255)	(767)	(780)

Net flows	(135)	(164)	(456)	(477)
Interest credited	85	90	260	273
Effect of accumulated net unrealized investment gains (losses)	304	—	304	—

Account value, net of reinsurance, end of period	$6,783	$6,753	$6,783	$6,753

Structured settlements
Account value, net of reinsurance, beginning of period	$1,115	$1,117	$1,115	$1,106
Premiums and deposits	—	—	—	10
Surrenders, benefits and product charges	(16)	(15)	(45)	(43)

Net flows	(16)	(15)	(45)	(33)
Interest credited	15	14	44	43

Account value, net of reinsurance, end of period	$1,114	$1,116	$1,114	$1,116

Total premiums from spread-based retail products	$42	$30	$110	$115

Total deposits on spread-based retail products	$210	$130	$470	$738

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

Valuation systems and processes

Over the next 12 to 24 months, our Retirement and Protection segment will migrate to a new valuation and projection platform. This migration is part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. This migration will also provide our Retirement and Protection segment with a platform to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed. Any material changes in balances or income trends that may result from these activities will be disclosed accordingly.

International segment

Segment results of operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$453	$523	$(70)	(13)%
Net investment income	121	124	(3)	(2)%
Net investment gains (losses)	8	4	4	100%
Insurance and investment product fees and other	12	12	—	—%

Total revenues	594	663	(69)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	120	200	(80)	(40)%
Acquisition and operating expenses, net of deferrals	192	215	(23)	(11)%
Amortization of deferred acquisition costs and intangibles	59	65	(6)	(9)%
Interest expense	11	15	(4)	(27)%

Total benefits and expenses	382	495	(113)	(23)%

Income before income taxes	212	168	44	26%
Provision for income taxes	49	45	4	9%

Net income	163	123	40	33%
Less: net income attributable to noncontrolling interests	39	26	13	50%

Net income available to Genworth Financial, Inc.’s common stockholders	124	97	27	28%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	(1)	(2)	(200)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$121	$96	$25	26%

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$93	$78	$15	19%
Lifestyle protection insurance	28	18	10	56%

Total net operating income available to Genworth Financial, Inc.’s common stockholders:	$121	$96	$25	26%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The three months ended September 30, 2010 included an increase of $5 million and a decrease of $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Net operating income for our international mortgage insurance business increased primarily related to lower losses in Canada, Australia and Europe.

•

Net operating income for our lifestyle protection insurance business increased primarily attributable to a tax benefit in the current year and a decrease in new claim registrations resulting from stabilization of economic conditions.

Revenues

Premiums

•	Our international mortgage insurance business decreased $1 million and our lifestyle protection insurance business decreased $69 million.

•

The three months ended September 30, 2010 included an increase of $11 million and a decrease of $22 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily related to Australia from an increase in ceded reinsurance premiums and in Europe from rescissions and other terminations related to loss mitigation activities particularly in Spain.

•	The decrease in our lifestyle protection insurance business was attributable to a decrease in overall premium volumes driven by slower lending in Europe and our runoff business.

Net investment income

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business decreased $10 million.

•

The three months ended September 30, 2010 included an increase of $5 million and a decrease of $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily due to reinvestment of cash balances in Canada and Australia.

•	The decrease in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method and a decrease in average invested assets.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $34 million and our lifestyle protection insurance business decreased $46 million.

•

The three months ended September 30, 2010 included an increase of $5 million and a decrease of $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily related to a decrease in Europe from ongoing loss mitigation efforts. In Australia, losses decreased as a result of lower claims paid. Additionally, in both Canada and Australia, losses declined driven by lower reserves per delinquency from an improving economy.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business decreased $30 million.

•	The three months ended September 30, 2010 included a decrease of $11 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•	The increase in our international mortgage insurance business was due to higher expenses in Australia and Europe primarily from a decrease in deferrable expenses from lower new business volume.

•	The decrease in our lifestyle protection insurance business was largely attributable to a decrease in commissions related to a decline in new business.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $2 million and our lifestyle protection insurance business decreased $8 million.

•

The three months ended September 30, 2010 included an increase of $1 million and a decrease of $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business was relatively flat as the seasoning of our in-force blocks of business was offset by lower new business volume.

•

The decrease in our lifestyle protection insurance business was attributable to a decrease in the U.K. from lower single premium sales related to new business regulations and a decrease from our runoff business.

Interest expense

•	Our international mortgage insurance business increased $4 million and our lifestyle protection insurance business decreased $8 million.

•	The three months ended September 30, 2010 included a decrease of $1 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•	The increase in our international mortgage insurance business was related to Canada from the issuance of debt by our majority-owned subsidiary in June 2010.

•	The decrease in our lifestyle protection insurance business was related to reinsurance arrangements accounted for under the deposit method.

Provision for income taxes. The effective tax rate decreased to 23.1% for the three months ended September 30, 2010 from 26.8% for the three months ended September 30, 2009. This decrease in the effective tax rate was primarily attributable to a change in uncertain tax positions. The three months ended September 30, 2010 also included an increase of $2 million attributable to changes in foreign exchange rates for our international mortgage business.

Net income attributable to noncontrolling interests. The increase related mainly to the timing of the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%, as well as the result of lower losses from an improving economy. The three months ended September 30, 2010 included an increase of $3 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$1,452	$1,527	$(75)	(5)%
Net investment income	380	350	30	9%
Net investment gains (losses)	18	(7)	25	NM (1)
Insurance and investment product fees and other	17	22	(5)	(23)%

Total revenues	1,867	1,892	(25)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	457	618	(161)	(26)%
Acquisition and operating expenses, net of deferrals	600	607	(7)	(1)%
Amortization of deferred acquisition costs and intangibles	198	205	(7)	(3)%
Interest expense	44	47	(3)	(6)%

Total benefits and expenses	1,299	1,477	(178)	(12)%

Income before income taxes	568	415	153	37%
Provision for income taxes	134	111	23	21%

Net income	434	304	130	43%
Less: net income attributable to noncontrolling interests	108	26	82	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	326	278	48	17%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(9)	6	(15)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$317	$284	$33	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$265	$251	$14	6%
Lifestyle protection insurance	52	33	19	58%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$317	$284	$33	12%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The nine months ended September 30, 2010 included an increase of $38 million and a decrease of $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the impact of foreign exchange and the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5% resulting in lower net operating income of $81 million, net operating income for our international mortgage insurance business increased from lower losses, partially offset by lower premiums. There was also a benefit from newly enacted Australian tax legislation in the current year.

•

Net operating income for our lifestyle protection insurance business increased primarily due to a decrease in new claim registrations resulting from stabilization of economic conditions. This was partially offset by lower sales from reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $58 million and our lifestyle protection insurance business decreased $133 million.

•

The nine months ended September 30, 2010 included an increase of $88 million and a decrease of $6 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In addition, premiums in Australia decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums and lower new business volumes during 2010.

•	The decrease in our lifestyle protection insurance business was attributable to a decrease in overall premium volumes driven by slower lending in Europe and our runoff business.

Net investment income

•	Our international mortgage insurance business increased $34 million and our lifestyle protection insurance business decreased $4 million.

•	The nine months ended September 30, 2010 included an increase of $34 million attributable to changes in foreign exchange rates for our international mortgage business.

•	Excluding the effects of foreign exchange, our international mortgage insurance business was flat as lower yields were offset by an increase in invested assets and reinvestment of cash balances.

•

The decrease in our lifestyle protection insurance business was largely due to lower yields and lower invested assets which were partially offset by reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a gain position.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $56 million and our lifestyle protection insurance business decreased $105 million.

•	The nine months ended September 30, 2010 included an increase of $35 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

•

The decrease in our international mortgage insurance business was primarily related to Canada as losses declined driven by lower new delinquencies from an improving economy. In Australia, losses decreased as a result of lower reserves per delinquency primarily from an improving economy. Losses in Europe also declined primarily related to ongoing loss mitigation activities.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe. These decreases were partially offset by higher paid claims, particularly in Denmark.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $25 million and our lifestyle protection insurance business decreased $32 million.

•

The nine months ended September 30, 2010 included an increase of $11 million and a decrease of $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily due to higher expenses in Canada as well as higher expenses in Australia from a decrease in deferrable expenses from lower new business volume.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $15 million and our lifestyle protection insurance business decreased $22 million.

•

The nine months ended September 30, 2010 included an increase of $8 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

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

Provision for income taxes. The effective tax rate decreased to 23.6% for the nine months ended September 30, 2010 from 26.8% for the nine months ended September 30, 2009. This decrease in the effective tax rate was primarily attributable to a change in uncertain tax positions, the favorable impact of newly enacted Australian tax legislation and lower taxed foreign income in the current year. The nine months ended September 30, 2010 also included increases of $19 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The nine months ended September 30, 2010 included an increase of $12 million attributable to changes in foreign exchange rates.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$535,400	$495,100	$40,300	8%
Risk in-force	180,200	162,600	17,600	11%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
New insurance written	$15,000	$14,400	$600	4%	$43,800	$37,700	$6,100	16%
Net premiums written	233	204	29	14%	614	523	91	17%
Net earned premiums	235	236	(1)	—%	732	674	58	9%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ended September 30, 2010 and 2009, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written, partially offset by loss mitigation activities in Europe. Primary insurance in-force and risk in-force included increases of $32.3 billion and $11.7 billion, respectively, attributable to changes in foreign exchange rates as of September 30, 2010.

New insurance written

For the three months ended September 30, 2010, new insurance written increased including an increase of $0.8 billion attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, new insurance written decreased modestly. Flow new insurance written decreased in Australia reflecting higher interest rates and lower mortgage originations primarily driven by a reduction in first-time homebuyer benefits and in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. These decreases were partially offset by higher flow new insurance written in Canada driven by growth in the mortgage origination markets and growth in bulk new insurance written in Australia and Canada as some liquidity returned to the securitization market in Australia and as select lenders sought capital relief in Canada.

For the nine months ended September 30, 2010, new insurance written increased including an increase of $5.6 billion attributable to changes in foreign exchange rates. In Canada, flow new insurance written increased driven by growth in the mortgage origination markets. Also contributing to the increase was growth in bulk new insurance written in Australia and Canada as some liquidity returned to the securitization market in Australia and as select lenders sought capital relief in Canada. Partially offsetting these increases was a decrease in flow new insurance written in Australia reflecting higher interest rates and lower mortgage originations primarily driven by a reduction in first-time homebuyer benefits and in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2010, our unearned premium reserves decreased to $3.0 billion, including an increase of $0.2 billion attributable to changes in foreign exchange rates, from $3.1 billion as of September 30, 2009.

For the three and nine months ended September 30, 2010, net premiums written increased primarily driven by an increase in new insurance written in Canada, partially offset by a decrease in new insurance written in Australia, a decrease in average price driven by a decline in new business volume with loan-to-value ratios of more than 90% and increased ceded reinsurance premiums. The three and nine months ended September 30, 2010 included increases of $12 million and $71 million, respectively, attributable to changes in foreign exchange rates.

For the three months ended September 30, 2010, excluding the effects of foreign exchange, net earned premiums decreased primarily related to Australia from an increase in ceded reinsurance premiums and in Europe from rescissions and other terminations related to loss mitigation activities particularly in Spain.

For the nine months ended September 30, 2010, excluding the effects of foreign exchange, net earned premiums decreased related to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain. In addition, premiums in Australia decreased as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums and lower new business volumes during 2010. The three and nine months ended September 30, 2010 included increases of $11 million and $88 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Loss ratio	35%	50%	(15)%	40%	52%	(12)%
Expense ratio	31%	31%	—%	35%	34%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio for the three months ended September 30, 2010 was primarily attributable to lower losses in Europe related to ongoing loss mitigation activities and in Australia as a result of lower paid claims. Additionally, in both Canada and Australia, losses declined as a result of lower reserves per delinquency primarily from an improving economy. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The decrease in the loss ratio for the nine months ended September 30, 2010 was primarily attributable to lower losses in Canada from a decrease in delinquencies and in Australia as a result of lower reserves per delinquency. There were also decreased losses in Europe related to ongoing loss mitigation activities in Spain. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The expense ratio was relatively flat for the three and nine months ended September 30, 2010 as higher expenses were offset by an increase in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
Primary insurance
Insured loans in-force	2,948,710	2,911,605	2,939,957
Delinquent loans (1)	22,078	22,821	24,518
Percentage of delinquent loans (delinquency rate) (1)	0.75%	0.78%	0.83%

Flow loans in-force	2,454,401	2,418,144	2,420,701
Flow delinquent loans (1)	19,384	19,652	21,459
Percentage of flow delinquent loans (delinquency rate) (1)	0.79%	0.81%	0.89%

Bulk loans in-force	494,309	493,461	519,256
Bulk delinquent loans (2)	2,694	3,169	3,059
Percentage of bulk delinquent loans (delinquency rate)	0.55%	0.64%	0.59%

(1)

The amounts previously presented in our third quarter of 2009 Quarterly Report on Form 10-Q have been revised for September 30, 2009 to include delinquencies associated with a lender captive reinsured by us in Australia that had previously been excluded. There was no impact on reserves or losses as these items had previously been included in reported amounts.

(2)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 2,674 as of September 30, 2010, 3,154 as of December 31, 2009 and 2,418 as of September 30, 2009.

Since December 31, 2009, flow loans in-force increased primarily due to growth in Canada that was partially offset by loss mitigation efforts in Europe and lower volumes in Australia. Bulk loans in-force increased marginally driven by growth in Canada. Delinquent loans decreased from ongoing loss mitigation activities in Europe and lower delinquencies in Canada from improving economic conditions, partially offset by a moderate increase in delinquencies in Australia.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$438	$474	$(36)	(8)%	$1,299	$1,337	$(38)	(3)%
Mexico operations gross written premiums	—	18	(18)	(100)%	—	50	(50)	(100)%
Net earned premiums	218	287	(69)	(24)%	720	853	(133)	(16)%

Gross written premiums, premium equivalents and deposits

The three and nine months ended September 30, 2010 included a decrease of $41 million and of $11 million, respectively, attributable to changes in foreign exchange rates. Excluding foreign exchange, gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, increased modestly during the three months ended September 30, 2010. Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased during the nine months ended September 30, 2010 mainly attributable to reduced levels of consumer lending. In the third quarter of 2009, we sold our Mexico operations; therefore, there were no sales in 2010.

Net earned premiums

For the three months ended September 30, 2010, the decrease in our lifestyle protection insurance business was primarily attributable to lower single premium sales volume in Europe, reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K and our runoff business. The three months ended September 30, 2010 included a decrease of $22 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2010, the decrease in our lifestyle protection insurance business was primarily attributable to lower sales volume in Europe and our runoff business. Reduced levels of consumer lending and lower single premium sales related to new business regulations in the U.K. also contributed to the decrease. The nine months ended September 30, 2010 included a decrease of $6 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$149	$156	$(7)	(4)%
Net investment income	28	34	(6)	(18)%
Net investment gains (losses)	15	41	(26)	(63)%
Insurance and investment product fees and other	3	4	(1)	(25)%

Total revenues	195	235	(40)	(17)%

Benefits and expenses:
Benefits and other changes in policy reserves	391	346	45	13%
Acquisition and operating expenses, net of deferrals	28	34	(6)	(18)%
Amortization of deferred acquisition costs and intangibles	6	6	—	—%

Total benefits and expenses	425	386	39	10%

Loss before income taxes	(230)	(151)	(79)	(52)%
Benefit for income taxes	(89)	(62)	(27)	(44)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(141)	(89)	(52)	(58)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(11)	(27)	16	59%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(152)	$(116)	$(36)	(31)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of an increase in the aging of delinquent loans due to higher foreclosure starts and higher levels of claim payments.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market, partially offset by less policy coverage rescission activity. The flow persistency remained flat at 84% for both the three months ended September 30, 2010 and 2009.

Net investment income decreased primarily from lower average invested assets.

Net investment gains decreased as a result of lower gains on sales of investments from portfolio repositioning activities for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $184 million and a decrease in net paid claims of $139 million. In the third quarter of 2009, we reached a settlement of arbitration proceedings with a lender regarding bulk transactions of $95 million, consisting of $203 million of paid claims and a decrease in reserves of $108 million. The increase in change in reserves was primarily related to an increase in the aging of delinquent loans as compared to the prior year driven by foreclosure starts and a reduction in rescission activity, partially offset by an increase in loan modifications. With the exception of Florida, the shift from rescissions to modification benefits was proportional across regions, products and vintages. In Florida, we saw reduced opportunities to mitigate losses through loan modifications due to its higher percentage of later stage delinquencies and larger base of investor properties as compared to the broader portfolio. Excluding the settlement in the prior year, paid claims increased largely attributable to an increase in average claim payments reflecting higher loan balances within the 2005, 2006 and 2007 book years, as well as higher claim counts within those same book years. Benefits and other changes in policy reserves also included a reinsurance credit principally related to our captive reinsurance arrangements of $67 million and $41 million for the three months ended September 30, 2010 and 2009, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written.

Benefit for income taxes. The effective tax rate decreased to 38.7% for the three months ended September 30, 2010 from 41.1% for the three months ended September 30, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investment income.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$444	$490	$(46)	(9)%
Net investment income	89	102	(13)	(13)%
Net investment gains (losses)	16	22	(6)	(27)%
Insurance and investment product fees and other	8	5	3	60%

Total revenues	557	619	(62)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	803	1,120	(317)	(28)%
Acquisition and operating expenses, net of deferrals	95	99	(4)	(4)%
Amortization of deferred acquisition costs and intangibles	13	16	(3)	(19)%

Total benefits and expenses	911	1,235	(324)	(26)%

Loss before income taxes	(354)	(616)	262	43%
Benefit for income taxes	(137)	(245)	108	44%

Net loss available to Genworth Financial, Inc.’s common stockholders	(217)	(371)	154	42%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(11)	(14)	3	21%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(228)	$(385)	$157	41%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of moderating losses from a decrease in delinquencies and increasing loss mitigation activities, including settlements, in 2010.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market, partially offset by less policy coverage rescission activity. The flow persistency increased from 83% for the nine months ended September 30, 2009 to 86% for the nine months ended September 30, 2010.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 included $5 million of lower losses related to limited partnerships accounted for under the equity method.

The decrease in net investment gains was primarily driven by lower gains on sales of investments from portfolio repositioning activities in the current year, partially offset by impairments recorded in 2009 that did not recur.

Insurance and investment product fees and other income increased primarily related to the cancellation of a capital maintenance agreement with our European international mortgage insurance business in the second quarter of 2009.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $454 million and an increase in net paid claims of $137 million. In the third quarter of 2009, we reached a settlement of arbitration proceedings with a lender regarding bulk transactions of $95 million, consisting of $203 million of paid claims and a decrease in reserves of $108 million that did not recur. The decrease in change in reserves in the current year was driven by lower new delinquencies and a decrease in delinquencies since the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was principally attributable to an increase in average claim payments reflecting higher loan balances within the 2005, 2006 and 2007 book years as well as higher claim counts within those same book years. Benefits and other changes in policy reserves also included a reinsurance credit principally related to our captive reinsurance arrangements of $156 million and $236 million for the nine months ended September 30, 2010 and 2009, respectively.

Acquisition and operating expenses decreased primarily attributable to lower operating expenses from a decrease in net premiums written.

Benefit for income taxes. The effective tax rate decreased to 38.7% for the nine months ended September 30, 2010 from 39.8% for the nine months ended September 30, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investments.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Primary insurance in-force	$129,100	$149,500	$(20,400)	(14)%
Risk in-force	30,000	33,000	(3,000)	(9)%

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
New insurance written	$2,700	$2,000	$700	35%	$6,600	$9,100	$(2,500)	(27)%
Net premiums written	148	150	(2)	(1)%	442	481	(39)	(8)%

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force decreased primarily as a result of an increase in rescissions and other loss mitigation actions, including agreements with a counterparty that reduced our bulk risk in-force exposure. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset and limited by tight domestic credit markets and lending guidelines, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 86% and 83% for the nine months ended September 30, 2010 and 2009, respectively.

New insurance written

New insurance written increased during the three months ended September 30, 2010 primarily driven by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset by tighter mortgage insurance guidelines and mortgage lender underwriting standards.

New insurance written decreased during the nine months ended September 30, 2010 primarily driven by constraints in the bulk market. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset by tighter mortgage insurance guidelines and mortgage lender underwriting standards.

Net premiums written

Net premiums written decreased during the nine months ended September 30, 2010 principally from lower new insurance written during 2010 as a result of a lower mortgage insurance origination market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Loss ratio	263%	223%	40%	181%	228%	(47)%
Expense ratio	23%	26%	(3)%	24%	24%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

In the third quarter of 2009, we reached a $95 million settlement with a lender regarding certain bulk transactions. Excluding the effect of this settlement, the loss ratio for the three and nine months ended September 30, 2009 would have been 162% and 209%, respectively.

For the three months ended September 30, 2010, the increase in the loss ratio was primarily attributable to an increase in change in reserves and a decline in net earned premiums, partially offset by a decrease in net paid claims as a result of the settlement in the third quarter of 2009. The increase in change in reserves was primarily related to an increase in the aging of delinquent loans compared to the prior year driven by foreclosure starts and a reduction in rescission activity, partially offset by an increase in loan modifications. With the exception of Florida, the shift from rescissions to modification benefits was proportional across regions, products and vintages. In Florida, we saw reduced opportunities to mitigate losses through loan modifications due to its higher percentage of later stage delinquencies and larger base of investor properties as compared to the broader portfolio. Excluding the settlement in the prior year, net paid claims increased largely attributable to an increase in average claim payments reflecting higher loan balances within the 2005, 2006 and 2007 book years as well as higher claim counts within those same book years.

For the nine months ended September 30, 2010, the decrease in the loss ratio was primarily attributable to a decrease in change in reserves, partially offset by an increase in net paid claims. The decrease in change in reserves was driven by lower new delinquencies and a decrease in delinquencies since the fourth quarter of 2009 related to increased loss mitigation efforts. The increase in paid claims was principally attributable to an increase in average claim payments reflecting higher loan balances within the 2005, 2006 and 2007 book years as well as higher claim counts within those same book years. Partially offsetting the decrease in the loss ratio was a decline in net earned premiums.

The expense ratio decreased as a result of lower expenses, partially offset by a decrease in net premiums written for the three months ended September 30, 2010. The expense ratio was flat as lower expenses were offset by a decrease in net premiums written for the nine months ended September 30, 2010.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
Primary insurance:
Insured loans in-force	802,090	890,730	914,770
Delinquent loans	98,613	122,279	115,430
Percentage of delinquent loans (delinquency rate)	12.29%	13.73%	12.62%

Flow loans in-force	705,754	753,370	774,000
Flow delinquent loans	95,567	107,495	100,208
Percentage of flow delinquent loans (delinquency rate)	13.54%	14.27%	12.95%

Bulk loans in-force	96,336	137,360	140,770
Bulk delinquent loans (1)	3,046	14,784	15,222
Percentage of bulk delinquent loans (delinquency rate)	3.16%	10.76%	10.81%

A minus and sub-prime loans in-force	80,774	89,678	93,344
A minus and sub-prime delinquent loans	23,882	29,238	28,151
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	29.57%	32.60%	30.16%

Pool insurance:
Insured loans in-force	18,759	20,370	20,859
Delinquent loans	939	781	741
Percentage of delinquent loans (delinquency rate)	5.01%	3.83%	3.55%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,439 as of September 30, 2010, 11,319 as of December 31, 2009 and 11,002 as of September 30, 2009.

Delinquency and foreclosure levels that developed principally in our 2005, 2006 and 2007 book years have remained high as the U.S. continues to experience an economic recession and weakness in its housing markets. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products. However, we have seen delinquencies decrease in our primary insurance in-force since the fourth quarter of 2009 as a result of settlements reached with counterparties in 2010, as well as a decline in new flow delinquencies.

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

	Percent of primary risk in-force as of September 30, 2010	Percent of total reserves as of September 30, 2010 (1)	Delinquency rate
			September 30, 2010	December 31, 2009	September 30, 2009
By Region:
Southeast (2)	23%	34%	16.94%	18.36%	17.06%
South Central (3)	16	14	11.19%	12.42%	11.01%
Northeast (4)	14	9	11.15%	11.60%	10.48%
North Central (5)	11	11	11.52%	12.20%	11.00%
Pacific (6)	11	15	15.13%	19.43%	18.19%
Great Lakes (7)	9	7	8.99%	10.20%	9.72%
Plains (8)	6	3	7.96%	8.29%	7.50%
Mid-Atlantic (9)	5	4	10.80%	13.08%	11.76%
New England (10)	5	3	11.04%	12.48%	11.40%

Total	100%	100%	12.29%	13.73%	12.62%

(1)	Total reserves were $1,973 million as of September 30, 2010.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

	Percent of primary risk in-force as of September 30, 2010	Percent of total reserves as of September 30, 2010 (1)	Delinquency rate
			September 30, 2010	December 31, 2009	September 30, 2009
By State:
Florida	8%	24%	28.59%	30.77%	29.56%
Texas	7%	3%	8.83%	9.49%	8.22%
New York	7%	4%	9.34%	9.42%	8.44%
California	5%	7%	15.16%	21.87%	21.04%
Illinois	5%	7%	15.66%	16.40%	14.65%
Georgia	4%	4%	16.88%	17.62%	15.59%
North Carolina	4%	2%	11.25%	11.73%	10.08%
Pennsylvania	4%	2%	10.48%	11.13%	10.02%
New Jersey	4%	4%	16.54%	17.35%	15.81%
Ohio	3%	2%	7.83%	8.47%	8.08%

(1)	Total reserves were $1,973 million as of September 30, 2010.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2010:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
1999 and prior	7.79%	1%	$1,886	1.5%	$489	1.6%
2000	8.27%	—	337	0.3	85	0.3
2001	7.50%	—	1,217	0.9	306	1.0
2002	6.63%	1	2,919	2.3	711	2.4
2003	5.65%	2	11,801	9.1	1,988	6.7
2004	5.88%	3	6,948	5.4	1,562	5.3
2005	5.98%	14	11,050	8.6	2,810	9.4
2006	6.51%	23	14,805	11.4	3,589	12.1
2007	6.60%	49	32,246	25.0	7,932	26.7
2008	6.19%	7	29,815	23.1	7,358	24.8
2009	5.08%	—	9,617	7.4	1,519	5.1
2010	4.84%	—	6,475	5.0	1,369	4.6

Total portfolio	6.18%	100%	$129,116	100.0%	$29,718	100.0%

(1)	Total reserves were $1,973 million as of September 30, 2010.

Corporate and Other

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$—	$—	$—	—%
Net investment income	36	25	11	44%
Net investment gains (losses)	25	(65)	90	138%
Insurance and investment product fees and other	7	12	(5)	(42)%

Total revenues	68	(28)	96	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	2	(1)	(50)%
Interest credited	38	39	(1)	(3)%
Acquisition and operating expenses, net of deferrals	(2)	9	(11)	(122)%
Amortization of deferred acquisition costs and intangibles	3	5	(2)	(40)%
Interest expense	77	58	19	33%

Total benefits and expenses	117	113	4	4%

Loss before income taxes	(49)	(141)	92	65%
Benefit for income taxes	(14)	(67)	53	79%

Net loss available to Genworth Financial, Inc.’s common stockholders	(35)	(74)	39	53%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(16)	41	(57)	(139)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(51)	$(33)	$(18)	(55)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year was primarily as a result of lower tax benefits and an increase in interest expense, partially offset by higher net investment income.

Revenues

Net investment income increased primarily driven by an increase in net investment income largely related to the consolidation of certain securitization entities as of January 1, 2010.

Insurance and investment product fees and other decreased primarily as a result of gains from our long-term debt repurchases in 2009 that did not recur.

Benefits and expenses

Operating expenses decreased as a result of higher allocated expenses in the current year.

Interest expense increased primarily related to the consolidation of certain securitization entities as of January 1, 2010 and debt that was issued in the second quarter of 2010.

The decrease in the income tax benefit was primarily related to tax expense allocated to Corporate and Other activities in the current year and a change in uncertain tax positions in the prior year.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2010 vs. 2009
Revenues:
Premiums	$—	$2	$(2)	(100)%
Net investment income	80	140	(60)	(43)%
Net investment gains (losses)	(59)	(288)	229	80%
Insurance and investment product fees and other	7	128	(121)	(95)%

Total revenues	28	(18)	46	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	2	(1)	(50)%
Interest credited	112	207	(95)	(46)%
Acquisition and operating expenses, net of deferrals	15	35	(20)	(57)%
Amortization of deferred acquisition costs and intangibles	11	13	(2)	(15)%
Interest expense	217	186	31	17%

Total benefits and expenses	356	443	(87)	(20)%

Loss before income taxes	(328)	(461)	133	29%
Benefit for income taxes	(222)	(186)	(36)	(19)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(106)	(275)	169	61%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	37	185	(148)	(80)%
Net tax benefit related to separation from our former parent	(106)	—	(106)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(175)	$(90)	$(85)	(94)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year was primarily attributable to income from the early retirement of institutional contracts at a discount to contract values in the prior year that did not recur.

Revenues

Net investment income decreased primarily driven by lower investment income related to policy loans from a bankruptcy-related lapse in 2009, lower yields on floating rate investments and a decline in average invested assets. Net investment income also included $8 million of higher losses related to limited partnership investments accounted for under the equity method in 2010. These decreases were partially offset by an increase in net investment income largely related to the consolidation of certain securitization entities as of January 1, 2010.

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

Interest expense increased largely related to the consolidation of certain securitization entities as of January 1, 2010 and debt issued in the second quarter of 2010.

The increase in the income tax benefit was primarily related to a change in uncertain tax positions related to separation from our former parent company.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2010		2009		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$658	5.2%	$610	(0.2)%	$48
Fixed maturity securities—non-taxable	4.3%	14	4.6%	27	(0.3)%	(13)
Commercial mortgage loans	5.4%	95	5.5%	106	(0.1)%	(11)
Restricted commercial mortgage loans related to securitization entities (1)	7.6%	10	—%	—	7.6%	10
Equity securities	6.8%	4	12.8%	6	(6.0)%	(2)
Other invested assets	9.1%	24	0.7%	4	8.4%	20
Restricted other invested assets related to securitization entities (1)	0.3%	1	—%	—	0.3%	1
Policy loans	7.6%	28	4.4%	19	3.2%	9
Cash, cash equivalents and short-term investments	0.5%	6	0.5%	9	—%	(3)

Gross investment income before expenses and fees	4.8%	840	4.5%	781	0.3%	59
Expenses and fees	(0.1)%	(25)	(0.1)%	(22)	—%	(3)

Net investment income	4.7%	$815	4.4%	$759	0.3%	$56

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

	Nine months ended September 30,				Increase (decrease)
	2010		2009		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$1,930	5.2%	$1,837	(0.2)%	$93
Fixed maturity securities—non-taxable	4.3%	46	4.7%	85	(0.4)%	(39)
Commercial mortgage loans	5.6%	298	5.5%	329	0.1%	(31)
Restricted commercial mortgage loans related to securitization entities (1)	7.4%	30	—%	—	7.4%	30
Equity securities	8.4%	11	6.6%	12	1.8%	(1)
Other invested assets	7.0%	61	(6.4)%	(102)	13.4%	163
Restricted other invested assets related to securitization entities (1)	0.5%	2	—%	—	0.5%	2
Policy loans	7.6%	83	8.5%	115	(0.9)%	(32)
Cash, cash equivalents and short-term investments	0.4%	15	0.7%	40	(0.3)%	(25)

Gross investment income before expenses and fees	4.8%	2,476	4.4%	2,316	0.4%	160
Expenses and fees	(0.1)%	(73)	(0.1)%	(65)	—%	(8)

Net investment income	4.7%	$2,403	4.3%	$2,251	0.4%	$152

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and nine months ended September 30, 2010, the increase in overall weighted-average investment yields was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Net investment income for the three months ended September 30, 2010 included $1 million of gains related to limited partnerships accounted for under the equity method as compared to losses of $20 million in the three months ended September 30, 2009. Net investment income for the nine months ended September 30, 2010 included $137 million of lower losses related to limited partnerships accounted for under the equity method as compared to the nine months ended September 30, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2010	2009	2010	2009
Available-for-sale securities:
Realized gains on sale	$38	$122	$114	$172
Realized losses on sale	(35)	(81)	(109)	(192)

Net realized gains (losses) on sale of available-for-sale securities	3	41	5	(20)

Impairments:
Total other-than-temporary impairments	(7)	(285)	(108)	(1,358)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(30)	89	(60)	413

Net other-than-temporary impairments	(37)	(196)	(168)	(945)

Trading securities	23	16	25	15
Commercial mortgage loans	(9)	(8)	(31)	(19)
Net gains (losses) related to securitization entities (1)	30	—	(6)	—
Derivative instruments	94	19	48	12
Other	1	6	23	12

Net investment gains (losses)	$105	$(122)	$(104)	$(945)

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

•

We recorded $37 million of net other-than-temporary impairments for the three months ended September 30, 2010 as compared to $196 million for the three months ended September 30, 2009. Of total impairments, for the three months ended September 30, 2010 and 2009, $26 million and $99 million, respectively, related to structured securities, including $18 million and $74 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended September 30, 2010, we recorded $8 million related to corporate securities and $2 million of impairments related to commercial mortgage loans. We also recorded $71 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the three months ended September 30, 2009.

•

Net investment gains related to derivatives of $94 million in the third quarter of 2010 were primarily related to $66 million of gains from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of gains from the change in value of our credit default swaps due to narrowing credit spreads, $9 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $1 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $6 million of losses from foreign currency forward contracts. Net investment gains related to derivatives of $19 million in the third quarter of 2009 were primarily related to gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $30 million of net gains related to securitization entities in the third quarter of 2010 primarily associated with derivatives and $9 million of losses related to commercial mortgage loans. Net gains related to the sale of available-for-sale securities were also $38 million lower in the current year.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2010 and 2009 was $275 million from the sale of 100 securities and $354 million from the sale of 78 securities, respectively, which was approximately 89% and 84%, respectively, of book value. The loss on sales of securities in the three months ended September 30, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended September 30, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 19 months. The securities sold at a loss during the three months ended September 30, 2010 included one U.S corporate security that was sold for a total loss of $6 million, one municipal bond that was sold for a total loss of $6 million and one collateralized mortgage obligation security that was sold for a total loss of $5 million. Of the securities that were sold at a loss during the three months ended September 30, 2009, the average period of time those securities had been continuously in an unrealized loss position was approximately 13 months. Of the securities that were sold at a loss, there were no individual transactions that produced losses considered material to the consolidated financial statements.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

•

We recorded $168 million of net other-than-temporary impairments for the nine months ended September 30, 2010 as compared to $945 million for the nine months ended September 30, 2009. Of total impairments, for the nine months ended September 30, 2010 and 2009, $131 million and $488 million, respectively, related to structured securities, including $77 million and $342 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $13 million and $81 million for the nine months ended September 30, 2010 and 2009, respectively. We also recorded $6 million and $316 million of impairments related to financial hybrid securities primarily from banks in the U.K., Ireland and the Netherlands during the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we recorded $10 million of impairments related to limited partnership investments and $7 million related to commercial mortgage loans. We recorded a $36 million impairment related to a retained interest in securitized assets based on revised assumptions regarding cash flows from the assets underlying this securitization transaction during the nine months ended September 30, 2009. We concluded the value of our retained interest was zero and recognized the full impairment in the prior year.

•

Net investment gains related to derivatives of $48 million for the nine months ended September 30, 2010 were primarily related to $31 million of gains from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business and $4 million of gains related to embedded derivatives associated with certain reinsurance agreements. These gains were partially offset by $5 million of losses from the change in value of our credit default swaps due to widening credit spreads and $4 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. Net investment gains related to derivatives of $12 million for the nine months ended September 30, 2009 were primarily related to losses from a derivative strategy to mitigate the interest rate risk associated with our statutory capital position which were partially offset by gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

•

We also recorded $31 million of losses related to commercial mortgage loans from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance and $6 million of net losses related to securitization entities primarily associated with derivatives during the nine months ended September 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. Net gains related to the sale of available-for-sale securities were $5 million during the nine months ended September 30, 2010 compared to net losses of $20 million during the nine months ended September 30, 2009.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2010 and 2009 was $1,691 million from the sale of 285 securities and $1,091 million from the sale of 277 securities, respectively, which was approximately 94% and 86%, respectively, of book value. The loss on sales of securities in the nine months ended September 30, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the nine months ended September 30, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 18 months. The securities sold at a loss during the nine months ended September 30, 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010, one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities, and one U.S. corporate security, one municipal bond and one collateralized mortgage obligation security that were sold for total losses of $6 million, $6 million and $5 million, respectively, in the third quarter of 2010. Of the securities that were sold at a loss during the nine months ended September 30, 2009, the average period of time those securities had been continuously in an unrealized loss position was approximately 11 months. The securities sold at a loss during the nine months ended September 30, 2009 included one in the financial services sector totaling $47 million due to portfolio repositioning.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,530	58%	$37,158	54%
Private	12,826	17	12,594	19
Commercial mortgage loans	6,929	9	7,499	11
Other invested assets	5,320	7	4,702	7
Policy loans	1,480	2	1,403	2
Restricted commercial mortgage loans related to securitization entities (1)	522	1	—	—
Restricted other invested assets related to securitization entities (1)	378	1	—	—
Equity securities, available-for-sale	223	—	159	—
Cash and cash equivalents	3,598	5	5,002	7

Total cash, cash equivalents and invested assets	$74,806	100%	$68,517	100%

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2010, approximately 5% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,508	$414	$—	$—	$—	$3,922
Tax-exempt	1,288	55	—	(72)	—	1,271
Government—non-U.S.	2,188	169	—	(5)	—	2,352
U.S. corporate	22,979	1,858	10	(322)	—	24,525
Corporate—non-U.S.	13,282	730	15	(209)	(3)	13,815
Residential mortgage-backed (1)	4,629	228	14	(312)	(225)	4,334
Commercial mortgage-backed	4,011	188	5	(389)	(58)	3,757
Other asset-backed (1)	2,391	25	—	(34)	(2)	2,380

Total fixed maturity securities	54,276	3,667	44	(1,343)	(288)	56,356
Equity securities	208	18	—	(3)	—	223

Total available-for-sale securities	$54,484	$3,685	$44	$(1,346)	$(288)	$56,579

(1)	Fair value included $445 million collateralized by sub-prime residential mortgage loans and $358 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $6.6 billion primarily attributable to improved market performance as our fixed maturity securities were in a net unrealized gain position as of September 30, 2010 as compared to a net unrealized loss position as of December 31, 2009. The increase is also attributable to purchases of fixed maturity securities during 2010 as we continued to reinvest the high cash balances we were holding during 2009.

The majority of our unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $73 million and $134 million as of September 30, 2010 and December 31, 2009, respectively.

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments. The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of September 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$44	$7	$—	$—	$51
AA	23	16	—	18	57
A	11	18	3	—	32
BBB	16	14	—	—	30
BB	11	26	—	—	37
B	4	28	22	—	54
CCC and lower	25	47	97	15	184

Total sub-prime securities	$134	$156	$122	$33	$445

(1)	Based on ratings as of September 30, 2010.

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

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of September 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	2010	Total
Ratings (1):
AAA	$42	$16	$—	$—	$—	$—	$13	$71
AA	8	—	1	—	—	—	—	9
A	16	2	1	6	—	—	—	25
BBB	25	—	3	—	—	—	—	28
BB	1	4	—	4	—	—	—	9
B	3	40	28	5	—	—	—	76
CCC and lower	4	80	27	29	—	—	—	140

Total Alt-A securities	$99	$142	$60	$44	$—	$—	$13	$358

(1)	Based on ratings of September 30, 2010.

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

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2010 were primarily a result of credit spreads that have widened since acquisition as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. Our investments in sub-prime residential mortgage-backed and asset-backed securities increased primarily attributable to tightening credit spreads, partially offset by principal payment activity. Our investments in Alt-A residential mortgage-backed and asset-backed securities decreased primarily as a result of principal payment activity, partially offset by tightening credit spreads.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of September 30, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	2010	Total
Ratings (1):
AAA	$1,937	$341	$325	$121	$—	$30	$11	$2,765
AA	52	48	102	32	—	—	3	237
A	52	29	83	55	—	—	—	219
BBB	52	24	48	34	—	—	—	158
BB	17	3	49	133	—	—	—	202
B	12	—	32	23	—	—	—	67
CCC and lower	28	9	35	37	—	—	—	109

Total commercial mortgage-backed securities	$2,150	$454	$674	$435	$—	$30	$14	$3,757

(1)	Based on ratings as of September 30, 2010.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1):
AAA	$1,943	$338	$336	$120	$—	$20	$2,757
AA	52	63	85	127	—	—	327
A	69	36	54	54	—	—	213
BBB	50	12	41	33	—	—	136
BB	30	6	33	52	—	—	121
B	17	—	10	11	—	—	38
CCC and lower	10	4	11	—	—	—	25

Total commercial mortgage-backed securities	$2,171	$459	$570	$397	$—	$20	$3,617

(1)	Based on ratings as of December 31, 2009.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,336	$26	955	8	51%
2005	1,540	10	317	2	65%
2006	1,437	14	286	2	73%
2007	1,353	6	194	1	79%
2008	286	13	59	3	77%
2009	—	—	—	—	—%
2010	34	—	6	—	49%

Total	$6,986	$69	1,817	16	65%

(1)	Represents loan-to-value as of September 30, 2010.

	December 31, 2009
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,644	$5	1,039	2	49%
2005	1,607	—	320	—	63%
2006	1,521	15	290	4	70%
2007	1,458	76	203	3	80%
2008	295	—	61	—	77%
2009 (2)	16	—	518	—	—%

Total	$7,541	$96	2,431	9	63%

(1)	Represents loan-to-value as of December 31, 2009.
(2)

Loan balance represents reverse mortgage originations not sold as of December 31, 2009 and number of loans represents total reverse mortgage loan originations for 2009. In the first quarter of 2010, we began reporting reverse mortgages in other invested assets.

The following table presents the activity in the allowance for losses during the periods indicated:

(Amounts in millions)	As of or for the three months ended September 30, 2010	As of or for the nine months ended September 30, 2010
Beginning balance	$70	$48
Provision	5	27
Release (1)	(13)	(13)

Ending balance	$62	$62

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment.

Restricted commercial mortgage loans related to securitization entities

The following table sets forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the date indicated:

	September 30, 2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$524	$—	206	—	44%

Total	$524	$—	206	—	44%

(1)	Represents loan-to-value as of September 30, 2010.

See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2010		December 31, 2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,683	31%	$946	20%
Derivatives counterparty collateral	1,586	30	647	14
Securities lending collateral	702	13	853	18
Trading securities	701	13	174	4
Limited partnerships	365	7	430	9
Short-term investments	202	4	1,590	34
Other investments	81	2	62	1

Total other invested assets	$5,320	100%	$4,702	100%

Our investments in derivatives and derivative counterparty collateral increased primarily as a result of a decrease in long-term interest rates. Securities lending collateral decreased primarily from our decision to decrease the program size. Limited partnership investments decreased primarily from sales and unrealized depreciation and returned capital, partially offset by calls on outstanding commitments. The increase in trading securities was primarily related to the recently adopted accounting guidance for embedded credit derivatives. The decrease in short-term investments was attributable to portfolio repositioning activities in 2010.

Derivatives

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2010	December 31, 2009		September 30, 2010	December 31, 2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$821	$72	Other liabilities	$5	$114
Inflation indexed swaps	Other invested assets	7	—	Other liabilities	5	21
Foreign currency swaps	Other invested assets	180	101	Other liabilities	—	—

Total cash flow hedges		1,008	173		10	135

Fair value hedges:
Interest rate swaps	Other invested assets	117	132	Other liabilities	10	15
Foreign currency swaps	Other invested assets	31	24	Other liabilities	—	—

Total fair value hedges		148	156		10	15

Total derivatives designated as hedges		1,156	329		20	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	454	505	Other liabilities	57	59
Equity return swaps	Other invested assets	—	—	Other liabilities	6	—
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	34	—
Interest rate swaptions	Other invested assets	8	54	Other liabilities	—	67
Credit default swaps	Other invested assets	4	11	Other liabilities	9	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	130	—
Equity index options	Other invested assets	61	39	Other liabilities	—	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	8	Other liabilities	3	—
Reinsurance embedded derivatives (2)	Other assets	4	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable(3)	4	(5)	Policyholder account balances(4)	316	175

Total derivatives not designated as hedges		535	612		555	306

Total derivatives		$1,691	$941		$575	$456

(1)	See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	September 30, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$1,382	$(209)	$10,652
Inflation indexed swaps	Notional	376	157	(10)	523
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	1,539	(219)	11,666

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(281)	2,085
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(281)	2,170

Total derivatives designated as hedges		12,797	1,539	(500)	13,836

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	4,057	(2,569)	7,962
Equity return swaps	Notional	—	200	—	200
Interest rate swaps related to securitization entities	Notional	—	138	(6)	132
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	100	—	1,190
Credit default swaps related to securitization entities	Notional	—	322	(5)	317
Equity index options	Notional	912	564	(614)	862
Financial futures	Notional	5,822	5,579	(6,817)	4,584
Other foreign currency contracts	Notional	521	132	(73)	580
Reinsurance embedded derivatives	Notional	—	52	—	52

Total derivatives not designated as hedges		19,919	11,344	(15,184)	16,079

Total derivatives		$32,716	$12,883	$(15,684)	$29,915

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	September 30, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	3,089	(1,882)	48,750

The decrease in the notional value of derivatives was primarily attributable to a $2.7 billion notional decrease in swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $1.4 billion notional decrease in non-qualifying futures used for duration management related to our long-term care insurance and single premium deferred annuity products and a $0.9 billion notional decrease in non-qualifying futures and interest rate swaps related to our institutional products. The decreases were partially offset by a $1.5 billion notional increase in qualifying and non-qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products, a $0.5 billion notional increase in credit default swaps and interest rate swaps related to securitization entities and a $0.1 billion notional increase in inflation indexed swaps.

Consolidated Balance Sheets

Total assets. Total assets increased $6.5 billion from $108.2 billion as of December 31, 2009 to $114.7 billion as of September 30, 2010.

•

Cash, cash equivalents and invested assets increased $6.3 billion primarily from an increase of $6.6 billion in our fixed maturity securities portfolio resulting primarily from improved market performance and an increase in purchases of fixed maturity securities. Also contributing to the increase was an increase of $0.9 billion in restricted commercial mortgage loans and other invested assets from the consolidation of certain securitization entities as of January 1, 2010. Partially offsetting these increases was a decrease of $1.4 billion in cash and cash equivalents as the net proceeds from the U.S. and Canadian senior note issuances in the second quarter of 2010 were more than offset by purchases of fixed maturity securities.

Total liabilities. Total liabilities increased $3.8 billion from $94.8 billion as of December 31, 2009 to $98.6 billion as of September 30, 2010.

•

Our policyholder-related liabilities increased $0.2 billion largely attributable to an increase in reserves related to our long-term care insurance business from growth of our in-force block. This increase was partially offset by a decrease in reserves associated with benefit payments and scheduled maturities of our spread-based and institutional products and a decrease in our U.S. mortgage insurance business primarily from settlements and a decline in delinquencies in 2010. Unearned premiums decreased primarily in our lifestyle protection insurance business from a decline in sales.

•

Other liabilities increased $0.7 billion as a result of an increase in derivatives counterparty collateral driven by an increase in asset positions from the long-term interest rate environment and an increase in the timing of broker payments. These increases were partially offset by a decrease in our securities lending and repurchase programs.

•	Borrowings related to securitization entities increased $0.5 billion from the consolidation of certain securitization entities as of January 1, 2010.

•

Long-term borrowings increased $0.7 billion principally from the issuance of $0.4 billion of senior notes in the second quarter of 2010 and from the issuance of CAD$0.3 billion of senior notes by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), in the second quarter of 2010.

•	Deferred tax liability increased $1.9 billion due to higher taxes from an increase in unrealized investment gains in 2010.

Total stockholders’ equity. Total stockholders’ equity increased $2.7 billion from $13.4 billion as of December 31, 2009 to $16.1 billion as of September 30, 2010.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $0.3 billion for the nine months ended September 30, 2010.

•

We recorded cumulative effect adjustments that reduced retained earnings by $0.3 billion with a partial offset to accumulated other comprehensive income (loss) of $0.3 billion related to the adoption of new accounting guidance in 2010. See note 2 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

•

We had accumulated other comprehensive income of $2.5 billion as of September 30, 2010 compared to accumulated other comprehensive loss of $0.2 billion as of December 31, 2009. This change was mainly driven by improved market performance during 2010 resulting in net unrealized investment gains of $0.6 billion as of September 30, 2010 compared to net unrealized investment losses of $1.4 billion as of December 31, 2009.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2010	2009
Net cash from operating activities	$976	$1,854
Net cash from investing activities	(1,688)	2,386
Net cash from financing activities	(765)	(4,659)

Net decrease in cash before foreign exchange effect	$(1,477)	$(419)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash inflows from operating activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily as a result of higher paid claims in our U.S. mortgage insurance business, including settlements that were paid in 2010, higher tax settlements and a decrease from other liabilities and policy-related balances associated with the timing of payments.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash outflows from investing activities for the nine months ended September 30, 2010 as purchases of investments exceeded proceeds from maturities and sales of fixed maturity securities. In early 2009, we were holding excess cash balances. In the second half of 2009 and into 2010, we reinvested this excess cash.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and repurchase of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our preferred stockholders and other capital transactions. Net cash outflows from financing activities decreased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 related to lower redemptions of our investment contracts primarily from scheduled maturities and the early retirement of institutional contracts in 2009. This decrease also related to net proceeds received from the issuance of senior notes in the U.S. and Canada in the second quarter of 2010. Additionally, during the nine months ended September 30, 2010, Genworth Canada repurchased common shares resulting in a net cash outflow of $131 million and paid dividends to noncontrolling interests of $32 million.

In the U.S. and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the U.S. and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the U.S., the reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities, all of which have scheduled maturities of less than three years. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. We are currently fully indemnified against counterparty credit risk by the intermediary. As of September 30, 2010 and December 31, 2009, the fair value of securities loaned under the securities lending program was $0.7 billion and $0.9 billion, respectively, consisting of $0.5 billion and $0.6 billion, respectively, in the U.S. and $0.2 billion and $0.3 billion, respectively, in Canada. As of September 30, 2010 and December 31, 2009, the fair value of collateral held under the securities lending program was $0.7 billion and $0.9 billion, respectively, and the offsetting obligation to return collateral of $0.7 billion and $0.9 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $0.2 billion and $0.3 billion as of September 30, 2010 and December 31, 2009, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2010 and December 31, 2009, the fair value of securities pledged under the repurchase program was $2.2 billion and $2.1 billion, respectively, and the repurchase obligation of $1.9 billion and $2.1 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of stockholder dividends, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock and debt securities and, potentially, acquisitions.

Our holding company had $1,142 million and $1,298 million of cash and cash equivalents as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we contributed $200 million to one of our life insurance subsidiaries to fund growth and invested $200 million in highly liquid U.S. government bonds. During the nine months ended September 30, 2010, we received dividends of $204 million primarily from our non-U.S. subsidiaries. Dividends included $182 million primarily in connection with proceeds from the Canadian share repurchase in the third quarter of 2010.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2010, our total cash, cash equivalents and invested assets were $74.8 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 30% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2010.

As of September 30, 2010, we had approximately $623 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. Contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special-purpose entity (“SPE”) that was consolidated in our financial statements and whose sole purpose was to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments were owned in their entirety by the SPE and were not available to satisfy the claims of our creditors. These securitized investments provided collateral to the notes issued by the SPE to the insurance companies. In July 2010, the affiliated SPE redeemed the structured notes that were held by our domestic life insurance subsidiaries with investment securities. There was no gain or loss recorded on the transaction.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of September 30, 2010, we had access to $1.9 billion under these facilities. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. As of September 30, 2010, we had borrowings of $730 million under these facilities, and we utilized $57 million of the commitment under these facilities primarily for the issuance of a letter of credit for the benefit of one of our lifestyle protection insurance subsidiaries. As of September 30, 2010, we have an unused credit capacity under our revolving credit facilities of $1.1 billion. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

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

In June 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$275 million of 5.68% senior notes due 2020. The net proceeds of the offering were used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada used the proceeds it received from such transactions for general corporate and investment purposes and to fund a repurchase of common shares from Genworth Canada’s shareholders.

In August 2010, Genworth Canada repurchased 12.3 million common shares for CAD$325 million through a substantial issuer bid. Brookfield Life Assurance Company Limited, our wholly-owned subsidiary and majority shareholder of Genworth Canada, participated in the issuer bid by making a proportionate tender and received CAD$187 million and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

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

Securitization Entities

There were no off-balance sheet securitization transactions in the nine months ended September 30, 2010 or 2009. See note 7 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to consolidated securitization entities.

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

Credit markets continued to show signs of improvement across most asset classes during 2010. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2010, the currencies in Canada and Australia strengthened against the U.S. dollar, while in Europe, the currencies weakened against the U.S. dollar, as compared to the prior year. This has generally resulted in higher levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

There were no other material changes in these risks since December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2010

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the nine months ended September 30, 2010 in any of the legal proceedings identified in Part I, Item 3 of our 2009 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010. In addition, except as described below, there were no new material legal proceedings during the quarter ended September 30, 2010.

As previously identified, the U.K. antitrust authorities conducted a review of the payment protection insurance sector. In January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a successful appeal brought against key elements of the findings by a large U.K. retail bank delayed implementation of the full remedies package. Following publication of the antitrust authorities’ response to the appeal, it appears that the remedies package will now be implemented during the second half of 2011 and early 2012.

On July 30, 2010, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of the use of retained asset accounts as a settlement option for life insurance death benefit payments. When a retained asset account is established for a beneficiary, our insurance company subsidiary retains the death benefit proceeds in its general account and pays interest on those proceeds. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. In addition to the subpoena, we have been contacted by state insurance regulators regarding retained asset accounts. We have responded to the New York Attorney General subpoena and state insurance regulator information requests, and will cooperate with respect to any follow-up requests or inquiries.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2009 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2010.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter (“OTC”) derivatives markets. This will require us to clear certain types of transactions currently traded in the OTC derivative markets and may limit our ability to customize derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of our variable or other registered products, which could adversely affect our sales of and reduce our margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by an applicable federal agency. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. The legislation also prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. These provisions will be clarified in federal rules and regulations to be adopted. Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act’s securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could have a material adverse affect on the amount of new mortgage insurance that we write. The Dodd-Frank Act may in any case reduce the volume of new mortgage loans issued, which could reduce the amount of new mortgage insurance we write. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial

Protection, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. This Bureau may issue rules or regulations that indirectly affect our mortgage insurance business or result in additional compliance burdens and costs.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council, which is authorized to subject nonbank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such a company to a special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the affect such regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse affect on our business, results of operations, cash flows or financial condition.

Problems associated with foreclosure process defects may cause claim payments to be deferred to later periods.

In the U.S., some large mortgage lenders and servicers have voluntarily suspended foreclosure actions in response to reports that certain mortgage servicers and other parties may have acted improperly in foreclosure proceedings. Where this has occurred, we will evaluate our options under the applicable master policies to curtail interest and expense payments that could have been avoided absent a delay in the foreclosure action. While delays in foreclosure completion may temporarily delay the receipt of claims and increase the length of time a loan remains in our delinquent inventory, our estimated claim rates and claim amounts represent our best estimate of what we actually expect to pay on the loans in default as of the reserve date.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2010, we repurchased shares of our Series A Preferred Stock as set forth in the table below.

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Aggregate liquidation preference of repurchased shares (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010	—	$—	$—	—	$—
August 1, 2010 through August 31, 2010	120,000	$50.23	6	—	—
September 1, 2010 through September 30, 2010	—	$—	—	—	—

Total	120,000	$50.23	$6	—	$—

(1)	Following the repurchases during 2010, we had an aggregate liquidation preference of $57 million outstanding as of September 30, 2010.

Item 6.	Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101	The following consolidated financial statements from Genworth Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: October 29, 2010	By:	/s/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)