Form 10-K
period 2010-12-31
GENWORTH FINANCIAL INC
filed 2011-02-25
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2011, 489,888,154 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on The New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.4 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2011 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Genworth Financial, Inc. is a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. Genworth was incorporated in Delaware in 2003 in preparation for an initial public offering of Genworth common stock, which was completed on May 28, 2004 (“IPO”). We are headquartered in Richmond, Virginia and have approximately 6,500 employees.

As a financial security company, we are dedicated to helping meet the life security, retirement security, wealth management and homeownership needs of our customers. Our life security offerings protect people during unexpected events. These life security products and services include our payment protection coverages in Europe, Canada and Mexico, and in the United States, life insurance products, as well as care coordination and wellness services. We help people achieve financial goals and independence by providing retirement security offerings. In the United States, retirement security products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care and Medicare supplement insurance. We help individuals accumulate and build wealth for financial security in the United States with our wealth management products that include financial planning services and managed accounts. We enable homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

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

As of December 31, 2010, we had the following operating segments:

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the year ended December 31, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $403 million and $485 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $444 million and $434 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $559 million and $580 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-core businesses and non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the year ended December 31, 2010, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $146 million and $213 million, respectively.

We had $13.9 billion of total Genworth Financial, Inc.’s stockholders’ equity and $112.4 billion of total assets as of December 31, 2010. For the year ended December 31, 2010, our revenues were $10.1 billion and we had net income available to Genworth Financial, Inc.’s common stockholders of $142 million.

Positioning for the Future

We offer a variety of products and services that meet consumers’ financial security needs at various stages of their lives. We focus on those products and services where we have leadership positions or can differentiate based on: product innovation and value; risk expertise; distribution strength; service effectiveness or cost efficiency. Consistent with this strategy, we have concentrated our product and service offerings in our life insurance, long-term care insurance, wealth management, lifestyle protection insurance and mortgage insurance businesses. We also selectively target certain annuity and supplemental protection offerings. As a result, in January 2011, we announced we have discontinued new sales of variable annuity products. This approach is designed to help us achieve growth and create stockholder value through pursuit of the following key initiatives:

•

Drive new business with improved profitability. As we focus on our leadership businesses, we continue to concentrate on market segments that we see as most attractive and that best fit with our strengths, profitability targets and risk tolerance. We strive to maintain appropriate return and risk thresholds in our product offerings through pricing actions and changes in product design or distribution structures, as well as new product introductions. We have tightened our underwriting guidelines and expect this will contribute to future profitability.

•

Optimize investment portfolio performance. We have restructured our investment portfolio to help protect against the potential impact of a prolonged recession or slow economic recovery, including the exit of riskier investments. We have a disciplined asset-liability management process that enables us to manage our assets and liabilities effectively. We reduced exposures in several major asset classes, including the financial sectors, and exited selected investments in limited partnerships. We have a diversified investment portfolio and have shifted certain investments towards industries that we believe will be less impacted by economic cycles, such as utilities. We continue to identify and limit certain exposure levels to maintain or achieve desired diversification. We reinvested the substantial cash balances we maintained through 2009 to enhance investment income and yields. We also pursue selected portfolio hedging strategies to enhance returns.

•

Continue active risk management and loss mitigation. We seek to adapt to changes and proactively manage risk as it relates to our businesses. We review our pricing and product designs, as well as our underwriting guidelines, and make adjustments as necessary. In 2009, we re-priced products in our lifestyle protection and U.S. mortgage insurance businesses, as well as in certain of our international mortgage insurance markets. We have improved our distribution arrangements and refined our products and target markets in our lifestyle protection insurance business. We reduced our mortgage insurance risk in-force in Europe which was primarily driven by reductions in Spain. We maintain active loss mitigation efforts in our U.S. mortgage insurance business, including pursuit of appropriate loan modifications, investigating loans for underwriting and master policy compliance, and where appropriate, executed loan rescissions or selected settlements. Additionally, we pursue targeted loss mitigation strategies in mortgage insurance markets outside the United States.

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

Growth Strategies

Our objectives are to increase revenues and operating income, as well as enhance returns on equity. Our plans to do this are based on the following strategies in each of our segments:

•

Retirement and Protection. Our strategy is focused on life insurance, long-term care insurance and independent advisor wealth management offerings, with a more targeted focus on fixed annuities and other supplemental protection offerings. We are committed to providing competitively-priced life insurance products that give consumers greater flexibility. In late 2009, we introduced a new term universal life insurance product that offers death benefit guarantee premiums and a similar value proposition to traditional term life insurance but offers flexibility similar to universal life coverage. This new product was designed to meet consumer needs that had previously been met by level-period term life insurance products which we no longer sell. We continue to focus on growth in our long-term care insurance business, as well as leverage our leadership in long-term care insurance to expand related product lines and services. We are committed to growing our wealth management business and selectively target our fixed annuity products. We will distribute annuity offerings through channels, distributors and advisors with greatest growth opportunities and that are most clearly aligned with our strategic objectives and risk appetite.

•

International. We are growing our international businesses within geographies that have attractive market and regulatory conditions for profitable growth, while managing economic, product and underwriting risks. We have established international mortgage insurance platforms in Canada, Australia, Europe and Mexico and intend to operate them in a disciplined fashion with an ongoing focus on risk management. Our entry and growth in developing international mortgage insurance markets will be selective. In our lifestyle protection insurance business, we continue to refine our products and target markets. We implemented significant price and distribution contract changes for both new and eligible in-force policies which have benefited earnings and going forward will help mitigate the pressure from increasing claims durations resulting from continued high unemployment in Europe. We maintain our focus on markets in Europe and plan to grow our lifestyle protection insurance business selectively in other new markets.

•

U.S. Mortgage Insurance. In the United States, economic factors such as high unemployment, underemployment, declining home prices and limited credit availability significantly impacted mortgage origination volumes and had an effect on home buyers’ abilities and willingness to meet their mortgage obligations. We responded by shifting to a business model that is expected to deliver higher returns with a lower risk profile, through tightened underwriting criteria, increased pricing and certain restrictions based on product type and geographic location, while maintaining our focus on insuring high quality single-family mortgages. We continue to pursue a flexible capital strategy in our U.S. mortgage insurance business to support new business growth.

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

	As of or for the years ended December 31,
(Amounts in millions)	2010	2009	2008
Revenues:
Life insurance	$1,778	$1,485	$1,455
Long-term care insurance	3,208	2,744	3,403
Wealth management	352	278	330
Retirement income	1,427	1,160	1,148

Total revenues	$6,765	$5,667	$6,336

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$144	$217	$264
Long-term care insurance	174	171	166
Wealth management	40	28	43
Retirement income	127	8	(246)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	485	424	227
Net investment gains (losses), net of taxes and other adjustments	(82)	(484)	(360)
Expenses related to reorganization, net of taxes	—	—	(12)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$403	$(60)	$(145)

Total segment assets	$86,352	$81,497	$78,758

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. In 2009, we implemented new marketing strategies and enhanced sales support services and product offerings. A key objective of these efforts was to further assist producers selling to our primary target market of main street consumers, that encompass the middle market and emerging affluent market, who purchase policies with face amounts of $1 million or less. Embedded in these services are a simplified fulfillment process and streamlined underwriting which enable high volume, low-cost processing for policies being sold in these markets. Within our primary target market, we have also launched, and continue to launch, additional products, services and marketing strategies focused on consumers who purchase policies with face amounts in excess of $500,000.

Products

Our current life insurance offerings include universal life and term universal life. We also have runoff blocks of term and whole life insurance. In 2009, we introduced a new term universal life insurance product that was designed to replace new sales of our existing term life insurance products. The term universal life insurance product offers death benefit guarantee premiums that are competitive with traditional term insurance premiums for comparable durations. This product also provides greater flexibility similar to universal life insurance coverage.

We also offer other universal life insurance products that are designed to provide permanent protection for the life of the insured and may include a buildup of cash value that can be used to meet particular financial needs during the policyholder’s lifetime. Our in-force blocks of term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We have generally reinsured risks in excess of $5 million per life. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our historical experience and other factors.

We target individuals primarily in preferred risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating applicants with health problems and offer appropriately priced coverage based on stringent underwriting criteria.

Distribution

We offer life insurance products through an extensive network of independent brokerage general agencies (“BGAs”) throughout the United States and through financial intermediaries and insurance marketing organizations. We believe there are opportunities to expand our sales in each of these and other distribution channels through additional product offerings, services and marketing strategies.

Competition

Competition in our life insurance business comes from many sources, including traditional insurance companies as well as non-traditional providers, such as banks and structured finance or private equity markets. The life insurance market is highly fragmented. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built additional capabilities in other channels. We believe our competitive advantage in the life insurance market comes from our long history serving this market, our reputation for service excellence, underwriting expertise and low cost operations.

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 35 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of strong risk management, product innovation, a diversified distribution strategy and claims processing expertise.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Insureds become eligible for certain covered benefits if they become incapable of performing certain activities of daily living. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Long-term care insurance claims typically have a duration of approximately two to four years with an average duration of approximately three years.

We also offer a linked-benefits product for customers who have traditionally self-funded long-term care risk or seek multiple benefits. Our linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy that provides cash value, death benefits and long-term care benefits. In 2011, we will also begin offering access to a Wellness Program designed to promote a healthier lifestyle alternative for our policyholders as part of certain of our individual long-term care insurance products. As a complement to our long-term care insurance offerings, Medicare supplement insurance provides supplemental insurance coverage to seniors who participate in the Medicare program. This product covers deductibles and coinsurance amounts that are not covered by traditional Medicare, which seniors without supplemental coverage would have to pay out-of-pocket. The product design was standardized in 1992 to provide better clarity for seniors and was revised again in 2008 when Congress passed the Medicare Improvement for Patients and Providers Act (“MIPPA”). One effect of MIPPA is that all companies underwriting Medicare supplement insurance were required to re-file their products to reflect the new plan and benefit changes in order to continue selling after May 31, 2010. We have obtained approval for our re-filed plans in 38 of 40 states as of December 31, 2010, with the approval in the remaining states still pending.

Underwriting and pricing

We employ extensive medical underwriting policies to assess and quantify risks before we issue our long-term care insurance policies, similar to, but separate from, those we use in underwriting life insurance products.

We have accumulated extensive pricing and claims experience, and believe we have the largest actuarial database in the industry. The overall profitability of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions for claims experience, morbidity and mortality experience, persistency and investment yields. Our actuarial database provides us with substantial data that has helped us develop sophisticated pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including marital status, medical history and other factors. Profitability on older policies issued without the full benefit of this experience, particularly with respect to persistency trends, has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a medical advisory board comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In October 2010, we announced plans to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies. We began filing for the rate changes in November 2010 and the implementation of any rate increase will not begin to take effect until 2011. The state approval process of an in-force rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s policy anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete over the next several years. As of December 31, 2010, these blocks represented approximately $550 million, or 29%, of our total annual long-term care insurance premium in-force. During 2007 and 2008, we filed for state regulatory approvals for a premium rate increase of between 8% and 12% on most of our block of older issued long-term care insurance policies. The rate increase has been fully approved in 45 states with implementation occurring on a staged basis.

Distribution

We have a broad and diverse distribution network for our long-term care insurance products. We distribute our products through diversified sales channels consisting of appointed independent producers, financial intermediaries, dedicated sales specialists and affinity groups. We have made significant investments in our servicing and support for both independent and dedicated sales specialists and we believe our product features, distribution support and services are leading the industry.

In 2007, we entered into a five-year exclusive endorsement agreement with AARP to offer long-term care insurance products to its approximately 40 million members. This relationship includes access to members through our career sales force, as well as telephone, internet and direct mail sales channels.

Competition

Competition in the long-term care insurance industry is primarily limited to a relatively small number of insurance companies. Our products compete by providing consumers with an array of long-term care coverage solutions, coupled with long-term care support services. We offer a diverse product portfolio with a wide range of price points and benefits designed to appeal to a broad spectrum of the population who are concerned about mitigating the costs of future long-term care needs. We believe our significant historical experience and risk disciplines provide us with a competitive advantage in the form of product features, benefits, support services and pricing.

In the fourth quarter of 2010, one of our competitors announced its intent to exit the long-term care insurance market effective January 1, 2011. In addition, several competitors have announced their intent to seek rate actions on their individual and certain group long-term care insurance products. These announcements by competitors, coupled with our announcement, in October 2010, that we plan to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies, could result in market disruptions, including potential decreases in overall sales of long-term care insurance policies and could cause some existing policyholders to cancel their polices.

Wealth management

We offer a broad array of wealth management solutions to individual investors through financial advisors. We provide an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial advisor channel. We are a leading provider in the managed account service provider market, also known as the turnkey asset management platform market. As of September 30, 2010, we were ranked second, based on assets under management, among advisory third-party managed account providers according to the third quarter of 2010 Managed Account Research published by Cerulli Associates (“Cerulli Research”).

On December 31, 2010, we acquired the operating assets of Altegris Capital, LLC (“Altegris”). Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the acquisition.

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

Through our open-architecture platform, we offer to financial advisors one of the most comprehensive fee-based investment management platforms in the industry, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. Genworth Financial Wealth Management, Inc. serves as investment advisor to the AssetMark Funds, the Genworth Financial Contra Fund and the Genworth Variable Insurance Trust. The AssetMark Funds and the Genworth Financial Contra Fund are mutual funds offered to clients of financial advisors. Funds in the Genworth Variable Insurance Trust are open-end mutual funds available in separate accounts of our variable annuity products.

Additionally, through our retail broker/dealer, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds, insurance and other investment products.

Distribution

We distribute these products and services through independent investment advisory professionals and financial professionals affiliated with our retail broker/dealer.

Competition

We compete primarily in the managed account service provider market, including both mutual fund and separate account offerings. The market is highly competitive, and is differentiated by advisor profile and service. The ten largest companies in the advisory third-party managed account provider market, otherwise known as the turnkey asset management platform, comprise approximately 94% of assets under management in this sector as of September 30, 2010 according to Cerulli Research. Our broker/dealer and its related investment advisory businesses also compete in the independent broker/dealer market, primarily working with advisors who are also accountants and tax preparers.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We believe our product designs, investment strategy requirements, hedging disciplines and use of reinsurance reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and certain types of guaranteed annuitization benefits. In January 2011, we announced we are discontinuing new sales of retail and group variable annuities while continuing to service our existing blocks of business. We will continue to offer products designed to meet the retirement income needs of individuals through our fixed annuity offerings.

Fee-based products

Variable annuities and variable life insurance

Our variable annuities provide customers with a variety of investment options in a separate account format. The contractholder bears the risk associated with the performance of investments in the separate account. In addition, some of our variable annuities permit customers to allocate assets to a guaranteed interest account managed within our general account. Our variable annuity products enable consumers to opt for lifetime guaranteed income.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and as of December 31, 2010, range from 0.75% to 4.05% per annum depending on the features and options within a contract.

Our variable annuity contracts generally provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2010, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $7,707 million and a related death benefit exposure, or net amount at risk, of $338 million.

Some of our variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

Distribution

We have distributed our variable annuity products through banks, national brokerage firms and independent broker/dealers. We also distributed our group variable annuity product through broker/dealers and through defined contribution plan record keepers.

Spread-based products

Fixed annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be defined as either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to five years, and thereafter is subject to annual crediting rate resets at our discretion. The rate credited is based upon competitive factors and prevailing market rates, subject to statutory and contractual minimums. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

Single premium immediate annuities

In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime.

Structured settlements

Structured settlement annuity contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or workers compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant with a guaranteed minimum period of payments. In 2006, we discontinued sales of our structured settlement annuities while continuing to service our retained and reinsured blocks of business.

Distribution

We distribute our spread-based products through BGAs, independent broker/dealers and select banks and national brokerage and financial firms.

Competition

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based on demographics. We believe long-term experience with mortality and longevity risk, combined with overall risk management disciplines, contribute to competitiveness in how we segment and price our products for our targeted markets.

Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future based on changes in the level of interest rates and other factors including our ability to achieve desired targeted returns.

International

In our International segment, we offer mortgage insurance and lifestyle protection insurance and have a presence in over 25 countries.

Through our international mortgage insurance business, we are a leading provider of mortgage insurance in Canada, Australia, Mexico and multiple European countries. We expanded our international operations beginning in the mid-1990s and, today, we believe we are the largest overall provider of private mortgage insurance outside of the United States.

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

Our lifestyle protection insurance business helps consumers meet payment obligations on outstanding financial commitments, such as mortgages, personal loans, credit cards or other forms of committed payments, in the event of misfortune such as illness, accident, involuntary unemployment, disability or death. In addition, we offer certain coverages related to critical illness events and gaps associated with deductibles on other insurance policies.

The following table sets forth financial information regarding our International segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our International segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International.”

	As of or for the years ended December 31,
(Amounts in millions)	2010	2009	2008
Revenues:
International mortgage insurance	$1,372	$1,259	$1,350
Lifestyle protection insurance	1,112	1,301	1,557

Total revenues	$2,484	$2,560	$2,907

Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$363	$329	$481
Lifestyle protection insurance	71	56	152

Total net operating income available to Genworth Financial, Inc.’s common stockholders	434	385	633
Net investment gains (losses), net of taxes and other adjustments	10	(5)	(16)
Expenses related to reorganization, net of taxes	—	—	(9)

Net income available to Genworth Financial, Inc.’s common stockholders	444	380	608
Add: net income attributable to noncontrolling interests	143	61	—

Net income	$587	$441	$608

Total segment assets	$12,422	$12,143	$10,498

International mortgage insurance

We have significant mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the United States, as well as smaller operations in New Zealand and developing mortgage insurance markets such as Europe and Mexico.

The mortgage loan markets in Canada and Australia are well developed, and mortgage insurance plays an important role in each of these markets. However, these markets vary significantly and are influenced by different economic, public policy, regulatory, distributor, credit and cultural conditions.

We believe the following factors have contributed to the growth of mortgage insurance demand in these countries:

•	a desire by lenders to expand their business by offering low-down-payment mortgage loans;

•	the recognition of the higher default risk inherent in low-down-payment lending and the need for specialized underwriting expertise to conduct this business prudently;

•	government housing policies that support a high level of homeownership;

•

government policies that support the use of securitization and secondary market mortgage sales, in which third-party credit enhancement is often used to facilitate funding and liquidity for mortgage lending; and

•	bank regulatory capital policies that provide incentives to lenders to transfer some or all of the credit risk on low-down-payment mortgages to third parties, such as mortgage insurers.

Based upon our experience in these mature markets, we believe a favorable regulatory framework is important to the development of high loan-to-value lending and the use of products such as mortgage insurance to protect against default risk or to obtain capital relief. As a result, we have advocated government and policymaking agencies throughout our markets to adopt legislative and regulatory policies supporting increased homeownership and the use of private mortgage insurance. We have significant expertise in mature markets, and we leverage this experience in selected developing markets to encourage regulatory authorities to implement incentives to use private mortgage insurance as an important element of their housing finance systems.

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, recently revised to strengthen regulatory capital requirements for banks and now referred to as Basel III, also may encourage further use of mortgage insurance as a risk and capital management tool in international markets. While Basel III was issued in December 2010, its adoption by individual countries internationally and in the United States has only begun. Changes in national implementation could occur which might aid or detract from future demand for mortgage insurance.

Mortgage insurance in our International segment is predominantly single premium and provides 100% coverage in the two largest markets of Canada and Australia. With single premium policies, the premium is usually included as part of the aggregate loan amount and paid to us as the mortgage insurer. We record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected pattern of risk emergence.

Canada

We entered the Canadian mortgage insurance market in 1995 and now operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The five largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country. Mortgages provided by these five lenders in Canada accounted for the majority of our flow new insurance written in 2010.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Following completion of the Offering, we beneficially owned 57.5% of the common shares of Genworth Canada. In August 2010, Genworth Canada repurchased 12.3 million common shares through a substantial issuer bid. Brookfield Life Assurance Company Limited, our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to these offerings.

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

Government guarantee

We have an agreement with the Canadian government (the “Government Guarantee Agreement”) under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk premium for this guarantee and make other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. Our primary government-sponsored competitor receives a 100% sovereign guarantee.

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

In April 2010, the Canadian government implemented additional changes to the rules for government guaranteed mortgages which (i) require that all borrowers seeking mortgages of a term less than five years or seeking a variable rate mortgage must qualify at the rate posted by the Bank of Canada for five-year fixed rate mortgages, (ii) lower the maximum amount borrowers can withdraw in refinancing their mortgages to 90% from 95% of the value of their homes, and (iii) require a minimum down payment of 20% on non-owner-occupied properties. These rules were formalized in an amendment to the Government Guarantee Agreement. In January 2011, the Canadian government announced additional changes to the rules for government guaranteed mortgages which (i) reduce the maximum amortization period to 30 years from 35 years for high loan-to-value mortgages, effective March 18, 2011, (ii) lower the maximum amount borrowers can withdraw in refinancing their mortgages to 85%, from 90%, of the value of their homes, effective March 18, 2011, and (iii) eliminate mortgage insurance on mortgages that do not have scheduled principal and interest payments (e.g. lines of credit), effective April 18, 2011. These rules will be formalized in an amendment to the Government Guarantee Agreement. The Canadian Department of Finance has informed us that they intend to continue to review the Government Guarantee Agreement we have with the Canadian government, and we remain engaged in ongoing discussions with Department of Finance officials on this matter. Although we believe the Canadian government will preserve the Government Guarantee Agreement in order to maintain competition in the Canadian mortgage industry, we cannot be sure what, if any, further changes will be made to the terms of the Government Guarantee Agreement.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although we have one other competitor in the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise, flexibility in product development and provision of support services. As a result of the turmoil in the financial markets and tightened underwriting guidelines in 2009, there had been an increased preference by lenders for CMHC insurance, which carries a lower capital charge and a 100% government guarantee, as compared to loans covered by our policy which benefits from a 90% government guarantee. However, in 2010, this increased preference for CMHC insurance has moderated as financial markets stabilized.

Australia

We entered the Australian mortgage insurance market in 1997 and the New Zealand mortgage insurance market in 1999. In 2010, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. As a result of the financial turmoil and associated liquidity crunch in 2009, funding for the regional banks and non-bank originators was very limited or not available, with most of their origination volume shifting to the major banks. As a result of the volume shift to major banks, the four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our two largest lender relationships in Australia provided the majority of our flow new insurance written in 2010 while we continue to serve multiple mortgage originators and target other expanded distribution relationships.

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

We provide LMI on a flow basis to our customers. Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) regulations for approved deposit-taking institutions (“ADIs”) provide reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. APRA’s license conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide portfolio credit enhancement policies to APRA-regulated lenders who intend to securitize Australian residential loans they have originated. Portfolio mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our portfolio credit enhancement coverage generally is purchased for low loan-to-value, seasoned loans written by APRA-regulated institutions. To date, a market for these portfolio credit enhancement policies has not developed in New Zealand to the same extent as in Australia.

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

Europe and other international

We began our European operations in the United Kingdom, which is Europe’s largest market for mortgage loan originations and over time have expanded our presence to seven additional countries. Since 2009, we have reduced our risk in-force in Europe, which has been primarily driven by reductions in Spain as a result of our loss mitigation activities. In 2010, we were a leading private mortgage insurance provider in Europe, based upon flow new insurance written. We also have a presence in the developing private mortgage insurance market in Mexico and selectively assess other markets.

Products

Our mortgage insurance products in Europe consist principally of primary flow insurance with single premium payments. Our primary flow insurance generally provides first-loss coverage in the event of default on a portion (typically 10% to 20%) of the balance of an individual mortgage loan. We also offer portfolio credit enhancement to facilitate the securitization of mortgage loans.

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

International mortgage insurance underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. The credit strength of a borrower is evaluated by reviewing his or her credit history and credit score. Unlike in the United States where Fair Isaac Company (“FICO”) credit scores are broadly used, credit scores are not available in all countries. In countries, such as Canada, where scores are available, they are included in the underwriting guidelines used to evaluate the loan. Internal mortgage scoring models are also used in the underwriting processes of Canada and Australia. In addition, risk rules models, such as Blaze Advisor ®, are used in Australia and Mexico to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. Additional tools used by our international businesses include automated valuation models to evaluate property risk and fraud application prevention and management tools such as ModelMax® in Australia and CitadelTM in Canada.

Loan applications for flow mortgage insurance are reviewed by our employees or by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. Each of our mortgage insurance platforms has established an audit plan to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Statistically valid samples of performing loans are requested and reviewed by our audit teams. Once an audit review has been completed, findings are summarized and compared to targets. If noncompliance issues are detected, we work with the lender to develop appropriate corrective actions which may include rescinding coverage on non-compliant loans or discontinuing delegated underwriting.

When underwriting bulk insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each stratified group of loans with similar characteristics that comprises the transaction.

Since 2009, we have taken additional actions to reduce our new business risk profile, which included: tightening underwriting guidelines, including product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices in certain markets based on periodic reviews of product performance. We believe these underwriting and pricing actions have improved our underwriting actual and expected performance on new books of business and have reduced the levels of new insurance written to some extent.

Loss mitigation

Each of our mortgage insurance platforms works closely with lenders to identify delinquent borrowers. When a delinquency is identified as needing more than basic collections, we will work with the lender and borrower to identify an optimal loan workout solution. If it is determined that the borrower has the capacity to make a modified mortgage payment, we will work with the lender to implement the most appropriate payment plan to address the borrower’s hardship situation. If the borrower does not have the capacity to make payments on a modified loan, we work with the lender and borrower to sell the property at the best price to minimize the severity of our claim and provide the borrower with a reasonable resolution.

After a delinquency is reported to us, or after a claim is received, we review, and where appropriate conduct further investigations, to determine if there has been an event of underwriting non-compliance, non-disclosure of relevant information or any misrepresentation of information provided during the underwriting process. Our master policies provide that we may rescind coverage if there has been any failure to comply with agreed underwriting criteria or in the event of fraud or misrepresentation involving the lender or an agent of the lender. If such issues are identified, the claim or delinquent loan file is reviewed to determine the appropriate action, including potentially reducing the claim amount to be paid or rescinding the coverage. Generally, the issues we have initially identified are reviewed with the lender and the lender has an opportunity, typically 60 days, to provide further information or documentation. If such information or documentation is not provided or does not resolve the findings, we may reduce the claim amount or rescind the coverage as described above.

We may also review a group or portfolio of insured loans if we believe there may be systemic misrepresentations or noncompliance issues. If such issues are detected, we generally will work with the lender to develop an agreed settlement in respect of the group of loans so identified or, if such discussions fail to result in an agreed settlement, the lender may institute arbitration or other legal proceedings with respect to the loans for which we have rescinded or reduced coverage that are subject to the dispute.

International mortgage insurance distribution

We maintain a dedicated sales force that markets our mortgage insurance products internationally to lenders. As in the U.S. market, our sales force markets to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Lifestyle protection insurance

We currently provide lifestyle protection insurance that is principally offered by financial services companies at the point of sale of consumer products and we have a presence in more than 20 countries. We expect to selectively expand our lifestyle protection insurance business through entry into certain new markets, further penetration of existing distribution relationships, participation in additional distribution channels and introduction of new products. In Europe, we are a leading provider of lifestyle protection insurance.

Products and services

Our lifestyle protection insurance products include primarily protection from illness, accident, involuntary unemployment, disability and death. The benefits on these policies pay the periodic payments on a consumer loan or other form of committed payment for a limited period of time, typically 12 months, though they can be up to 84 months. In some cases, for certain coverages, we may make lump sum payments. Our policies include an exclusion period that is usually 60 days and a waiting period (time between claim submission and claim payment) of typically 30 days. Our policies either require an upfront single premium or monthly premiums.

We also provide third-party administrative services and administer non-risk premium with some relationships in Europe. Additionally, we have entered into structured portfolio transactions, covering Canadian and European risk.

Underwriting and pricing

Our lifestyle protection insurance products are currently underwritten and priced on a program basis, by type of product and by distributor, rather than on an individual policyholder basis. In setting prices and in some cases the nature of coverage offered, we take into account the underlying obligation, the particular product features and the average customer profile of a given distributor. For our monthly premium policies, most contracts allow for monthly price adjustments after consultation with our distribution partners which help us to reduce our business risk profile when there are adverse changes in the market. Additionally, certain of our distribution contracts provide for profit or loss sharing with our distribution partners, which provide our business and our distribution partners with risk protection and aligned economic interests over the life of the contract. We believe our experience in underwriting allows us to provide competitive pricing to distributors and generate targeted returns and profits for our business.

Distribution

We distribute our lifestyle protection insurance products primarily through financial institutions, including major European banks, that offer our insurance products in connection with underlying loans or other financial products they sell to their customers. Under these arrangements, the distributors typically take responsibility for branding and marketing the products, while we take responsibility for pricing, underwriting and claims payment.

We continue to implement innovative methods for distributing our lifestyle protection insurance products, including web-based tools that provide our distributors with a cost-effective means of applying our products to a broad range of underlying financial obligations. We believe these methods also make it easier to establish arrangements with new distributors, as well as help us further diversify our distribution and geographical channels in a dynamic market environment.

Competition

The lifestyle protection insurance market has several large, international participants, including both captive insurers of large financial institutions and independent providers. We compete through our high service levels, depth of expertise in providing tailored product and service solutions and our ability to service global clients at a local level and across multiple countries.

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

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate.

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 63% for the year ended December 31, 2010 and approximately 70% and 60% for the years ended December 31, 2009 and 2008, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac typically require maintenance of a rating by at least two out of three listed rating agencies (Standard & Poor’s Financial Services LLC (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Investors Service Inc. (“Moody’s”)) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions. Since 2009, we have held ongoing discussions with the GSEs regarding these requirements.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, or the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The American Recovery and Reinvestment Act of 2009 permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. For 2010, the limit in those areas is 125% of median home price for the area, but no more than $729,750. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2010.

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

	As of or for the years ended December 31,
(Amounts in millions)	2010	2009	2008
Total revenues	$754	$826	$851

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(580)	$(459)	$(330)
Net investment gains (losses), net of taxes and other adjustments	21	32	(38)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(559)	$(427)	$(368)

Total segment assets	$3,875	$4,247	$3,978

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

In connection with flow insurance, we perform fee-based contract underwriting services for certain mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and speeds the approval process. Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability.

In the United States, we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurers affiliated with these lenders. In return, we cede a predetermined portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25% of gross premiums. As of December 31, 2010, our total mortgage insurance risk in-force reinsured to all captive reinsurers was $1.4 billion, and the total capital held in trust for our benefit by all captive reinsurers was $0.8 billion. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. As of December 31, 2010 and 2009, we recorded a reinsurance recoverable of $351 million and $673 million, respectively, under these captive reinsurance arrangements. We have exhausted certain captive reinsurance tiers for our 2005, 2006, 2007 and 2008 book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess of loss captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2010	2009	2008
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	44%	51%	55%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	43%	50%	53%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	19%	21%	20%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	3%	3%	33%

Bulk insurance

Under primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under these transactions. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio. Prior to 2006, the majority of our bulk insurance business was related to loans financed by lenders who participated in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). Beginning in 2006, we selectively increased our participation in the GSE low documentation, or Alt-A, programs and began to provide bulk insurance on lender portfolios, a substantial portion of which was comprised of low loan-to-value and high FICO score payment option adjustable rate (“POA”) loans. The risk in-force attributable to these newer books of business was substantially reduced in 2009 pursuant to agreements reached with the insured. In January 2010, we reached an agreement with a counterparty that further reduced our bulk insurance exposure, leaving a small portfolio related principally to the FHLBs. In addition, the Federal Housing Finance Agency (“FHFA”) has issued an advanced notice of proposed rulemaking to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that require deletion of all references to credit rating agencies in federal rules and regulations. This would likely include rules that govern mortgage purchase programs of the FHLBs that require insurers for such programs to maintain “AA” ratings. To date, the FHLBs have waived this ratings requirement. However there can be no assurance that we will continue to be an eligible insurer for these programs once the FHFA program rules are revised.

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

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2010, on a risk in-force basis, approximately 93% of our primary insurance loans were considered to be “prime” in credit quality with FICO credit scores of at least 620, approximately 5% had FICO credit scores between 575 and 619, and approximately 2% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. The majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each individual loan that comprises the transaction.

We previously offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate than standard documentation loans; Interest Only loans which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and POA mortgages, which typically provided four payment options that a borrower could select for the first five years of a loan. Beginning in the second half of 2007 and through 2009, however, we took specific and substantial underwriting and risk management actions to reduce our new business risk profile, including exiting certain products and types of coverages such as Alt-A, Interest Only and POA loans, as well as changing prices, product levels and underwriting guidelines, to improve the performance of new business written. Our primary guideline actions during the fourth quarter of 2008 included adding incremental geographic locations to our declining market policy definition and changes in third-party loan origination guidelines, including restrictions on delegated underwriting guidelines, as well as imposing tighter underwriting guidelines on lower-credit and higher loan-to-value risks. Additionally, with increased refinancing activity, we also added new restrictions on FICO and debt-to-income ratios to better manage risk profiles and capital consumption from new production. We believe these and other underwriting and pricing actions benefited our underwriting results on these and future books of business and could have an adverse impact on our volume of new insurance written. As market conditions stabilized or improved in certain areas, we adjusted our approaches. For example, during 2010, we eliminated our targeted declining market policy, which among other things, prohibits us from providing coverage on loans with 90% loan-to-value and below even in areas of the U.S. housing market where such conditions have begun to stabilize or improve. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices.

Loss mitigation

We request loan files to verify compliance with our master policies. Where underwriting is performed in-house, our master policy gives us the right to obtain a copy of the complete loan file for any insured loan. If no file is produced in response to our request, the master policy provides that coverage may be canceled. If a file is delivered but lacks certain documents that are critical to demonstrating compliance with applicable underwriting standards (discussed below) or to our ability to investigate the loan for misrepresentation, we issue a follow-up request and give the servicer an additional period of time (approximately 30 additional days) to produce the missing documents. If these documents are not received after the additional time period, the master policy provides that coverage may be canceled.

Where underwriting is delegated to other counterparties under specified criteria, our master policy requires that an insured loan be underwritten “in strict accordance” with applicable guidelines. Where our file review finds material noncompliance with the underwriting requirements, the master policy provides that coverage may be canceled. The master policy also excludes coverage for fraud and misrepresentation, among other matters. Where our investigation establishes noncompliance or fraud or misrepresentation involving an agent of the lender, we invoke our rights by issuing a letter rescinding coverage on the loan.

Following an action to rescind coverage on insured loan certificates, the insured counterparty has 60 days to appeal our decision to rescind such coverage through an appeals process. If an insured counterparty appeals our decision to rescind coverage on given loan certificates and we concur that new or additional information is sufficient for us to reinstate coverage, we take the necessary steps to reinstate uninterrupted insurance coverage and reactivate the loan certificate. If the parties are unable to resolve the dispute within the stated appeal period provided by us and such additional time as the parties may agree to, lenders may choose to pursue arbitration under the master policies and challenge the results. If arbitrated, ultimate resolution of the dispute would be pursuant to a panel’s binding arbitration award. Challenges to rescissions may be made several years after we have rescinded coverage on an insured loan certificate.

Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. If a loan certificate that was previously rescinded is reinstated and the underlying loan certificate remains delinquent, we re-accrue any liabilities that were relieved in connection with our decision to rescind coverage on the loan certificate.

Distribution

We distribute our mortgage insurance products through our dedicated sales force throughout the United States. This sales force primarily markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. In addition to our field sales force, we also distribute our products through a telephone sales force serving our smaller lenders, as well as through our “Action Center” which provides live phone and web chat-based support for all customer segments.

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

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans: a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan. The level of simultaneous second mortgages declined in 2009 and 2010 given the experience from the financial crisis.

The GSEs—Fannie Mae, Freddie Mac and FHLBs. As the predominant purchasers of conventional mortgage loans in the United States, Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above, most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our U.S. mortgage insurance companies are permitted by the GSEs to operate as eligible insurers even though not all eligibility criteria may be met. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. On February 11, 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect such proposals, if so implemented, would have on our business, results of operations or financial condition.

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

Corporate and Other

Our Corporate and Other activities include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses and non-strategic products, including our institutional products, that are managed outside our operating segments.

Our non-strategic products include our institutional products and corporate-owned life insurance product. Our institutional products consist of funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. We manage the outstanding issuances from two FABN programs: a program registered with the U.S. Securities and Exchange Commission (“SEC”) offered both to institutional and retail investors and a global medium term notes program sold to institutional investors both domestically and abroad. The registered notes program was discontinued in May 2009 and all SEC reporting obligations under the registered notes program were suspended. We are pursuing the issuance of our institutional products on an opportunistic basis in the current market environment.

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

We have focused our marketing approach on promoting our product and service value proposition along with our brand to key constituencies, including sales intermediaries, consumers, employees and investors. We seek to build recognition of our offerings and brand and maintain good relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for more affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product ideas, approaches to improve service and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, product development and management, asset-liability management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business acquisitions and dispositions, and operational capabilities. The risk management framework includes the assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, appropriate risk and reward considerations, and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management disciplines and leveraged these efforts into a competitive advantage in distribution and management of our products.

Our evaluation of in-force product performance, new product initiatives and risk mitigation alternatives includes monitoring regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital. We utilize our internal economic capital model to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal capabilities with improved infrastructure and modeling.

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

Portfolio diversification and investments

We use new business and in-force product limits to manage our risk concentrations and to manage product, business level, geographic and other risk exposures. We manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we monitor geographic concentrations in our portfolio and the condition of housing markets in each country in which we operate. We monitor our concentration of risk in-force at the regional, state and major metropolitan area levels on a monthly basis. We also monitor fundamental price indicators and factors that affect home prices and their affordability at the national and regional levels.

In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio using defined investment and concentration guidelines that help ensure disciplined underwriting and oversight standards. We seek diversification in our investment portfolio by investing in multiple asset classes, tailored to match the cash flow characteristics of our liabilities, and actively monitoring exposures, changes in credit characteristics and shifts in markets.

We utilize surveillance and quantitative credit risk analytics to identify concentrations and drive diversification of portfolio risks. Issuer credit limits for the investment portfolios of each of our businesses (based on business capital, portfolio size and relative issuer cumulative default risk) govern and control credit concentrations in our portfolio. Derivatives counterparty risk and credit derivatives are integrated into issuer limits as well. We also actively monitor country and sovereign exposures in our global portfolio and evaluate and adjust our risk profiles, where needed, in response to geopolitical and economic developments in the relevant areas.

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

Financial databases and information systems

Our extensive financial databases and innovative information systems technology are important tools in our risk management. For example, we believe we have the largest database for long-term care insurance claims with over 35 years of experience in offering those products. We also have substantial experience in offering individual life insurance products with a large database of claims experience, particularly in preferred risk classes, which has significant predictive value; mortgage insurance; and lifestyle protection insurance products.

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit bureau information, proprietary mortgage scoring models and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the United States and Canada, our proprietary mortgage scoring models use the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In addition, our models take into consideration macroeconomic variables such as unemployment, interest rate and home price changes. We believe assessing housing market and mortgage loan attributes across a range of economic outcomes enhances our ability to control and price for risk. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

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

We also introduced technologically advanced services to customers in our International and U.S. Mortgage Insurance segments. Advances in technology enable us to accept applications through electronic submission and to issue electronic insurance commitments and certificates to varying degrees across the jurisdictions in which we do business. Through our internet-enabled information systems, lenders can receive information about their loans in our database, as well as make corrections, file notices and claims, report settlement amounts, verify loan information and access payment histories. In the United States, we also assist in workouts through what we believe was the mortgage insurance industry’s first on-line workout approval system, allowing lenders to request and obtain authorization from us for them to provide workout solutions to their borrowers.

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

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. For additional information related to reinsurance, see note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers as of December 31, 2010:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,866
Riversource Life Insurance Company (2)	634
Munich American Reassurance Company	425
General Re Life Corporation	172
Swiss Re Life & Health America Inc.	86

(1)

Prior to our IPO, we entered into several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, which resulted in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single-premium life insurance policies.

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “Item 1—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2010, we recorded ceded loss reserves within reinsurance recoverable of $351 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 21, 2011, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s, A.M. Best Company, Inc. (“A.M. Best”) and Fitch as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating	Fitch rating
Genworth Life Insurance Company	A (Strong)	A2 (Good)	A (Excellent)	A- (Strong)
Genworth Life Insurance Company (short-term rating)	A-1 (Strong)	P-1 (Superior)	Not rated	Not rated
Genworth Life and Annuity Insurance Company	A (Strong)	A2 (Good)	A (Excellent)	A- (Strong)
Genworth Life and Annuity Insurance Company (short-term rating)	A-1 (Strong)	P-1 (Superior)	Not rated	Not rated
Genworth Life Insurance Company of New York	A (Strong)	A2 (Good)	A (Excellent)	A- (Strong)
Continental Life Insurance Company of Brentwood, Tennessee	Not rated	Not rated	A-(Excellent)	A- (Strong)
American Continental Insurance Company	Not rated	Not rated	A-(Excellent)	Not rated

As of February 21, 2011, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Baa2 (Adequate)	Not rated
Genworth Residential Mortgage Insurance Corporation of North Carolina	BB+ (Marginal)	Baa2 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Pty Limited (Australia)	AA- (Very Strong)	A1 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB (Good)	Baa3 (Adequate)	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V.	mxAA	Aa3.mx	Not rated

As of February 21, 2011, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

The S&P, Moody’s, A.M. Best, Fitch and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. Insurers rated “A” (Strong), “BBB” (Good) or “BB” (Marginal) have strong, good, or marginal financial security characteristics, respectively. The “AA,” “A,” “BBB” and “BB” ranges are the second-, third-, fourth- and fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-,” “A,” “A-,” “BBB” and “BB+” ratings are the fourth-, sixth-, seventh-, ninth- and eleventh-highest of S&P’s 21 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments is strong. An obligor rated “mxAA” has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAA” rating is the second-highest enterprise credit rating assigned on S&P’s CaVal national scale.

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

A.M. Best states that the “A” (Excellent) and “A-” (Excellent) ratings are assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing insurance obligations. The “A” (Excellent) and “A-” (Excellent) ratings are the third- and fourth-highest, respectively, of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of nine financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “B” category. Accordingly, the “A-” rating is the seventh-highest of Fitch’s 19 ratings categories.

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree.

S&P, Moody’s, A.M. Best, Fitch and DBRS review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis.

Investments

As of December 31, 2010, we had total cash, cash equivalents and invested assets of $71.6 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include short-term investments, trading securities, derivatives and limited partnerships. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2010		2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,526	59%	$37,158	54%
Private	12,657	18	12,594	19
Commercial mortgage loans	6,718	9	7,499	11
Other invested assets	3,854	5	4,702	7
Policy loans	1,471	2	1,403	2
Restricted commercial mortgage loans related to securitization entities (1)	507	1	—	—
Restricted other invested assets related to securitization entities (1)	372	1	—	—
Equity securities, available-for-sale	332	1	159	—
Cash and cash equivalents	3,132	4	5,002	7

Total cash, cash equivalents and invested assets	$71,569	100%	$68,517	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

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

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, comprised of income producing securities and other assets. Our investment strategy focuses primarily on:

•	mitigating interest rate risk through management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality and market conditions that could affect our assets.

We are exposed to two primary sources of investment risk:

•	credit risk relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest and

•	interest rate risk relating to the market price and cash flow variability associated with changes in market interest rates.

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

We mitigate interest rate risk through the rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments, and by utilizing various derivative strategies. For further information on our management of interest rate risk, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Organization

Our investment department comprises asset management, portfolio management, derivatives, risk management, operations and accounting functions. Under the direction of the Investment Committee, it is responsible for establishing investment and derivative policies and strategies, reviewing asset-liability management and performing asset allocation.

We use both internal and external asset managers to take advantage of specific areas of expertise in particular asset classes or to leverage country-specific investing capabilities. We manage certain asset classes for our domestic insurance operations, including public corporate securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our international portfolios. Management of investments for our international operations is overseen by the managing director and boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets of our lifestyle protection insurance and European, Canadian, Australian and New Zealand mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2010 and 2009, approximately 22% and 15%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 77% and 73%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2010 and 2009.

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are generally not as freely transferable as public securities because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market.

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

	December 31,
(Amounts in millions)	2010			2009
Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA/AA/A	$31,189	$32,066	75%	$27,907	$27,782	75%
BBB	7,978	8,224	19	7,279	7,247	19
BB	1,425	1,451	4	1,486	1,339	4
B	338	292	1	552	414	1
CCC and lower	727	493	1	656	376	1

Total public fixed maturity securities	$41,657	$42,526	100%	$37,880	$37,158	100%

Private fixed maturity securities
AAA/AA/A	$6,468	$6,437	51%	$6,790	$6,107	48%
BBB	4,821	4,727	37	5,440	4,986	40
BB	1,147	1,077	9	1,481	1,247	10
B	333	259	2	237	156	1
CCC and lower	236	157	1	169	98	1

Total private fixed maturity securities	$13,005	$12,657	100%	$14,117	$12,594	100%

Total fixed maturity securities
AAA/AA/A	$37,657	$38,503	70%	$34,697	$33,889	68%
BBB	12,799	12,951	23	12,719	12,233	25
BB	2,572	2,528	5	2,967	2,586	5
B	671	551	1	789	570	1
CCC and lower	963	650	1	825	474	1

Total fixed maturity securities	$54,662	$55,183	100%	$51,997	$49,752	100%

Based upon fair value, public fixed maturity securities represented 77% and 75%, respectively, of total fixed maturity securities as of December 31, 2010 and 2009. Private fixed maturity securities represented 23% and 25%, respectively, of total fixed maturity securities as of December 31, 2010 and 2009.

We diversify our fixed maturity securities by security sector. Our investments in mortgage-backed securities include securities collateralized by prime, sub-prime and Alt-A loans. Sub-prime loans are loans considered alternative credit as broadly determined by a combination of FICO score, loan-to-value ratio and other collateral data. Alt-A loans are loans considered alternative or low documentation. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of December 31:

	2010		2009
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$3,705	7%	$2,602	5%
Tax-exempt	1,030	2	1,544	3
Government—non-U.S.	2,369	4	2,384	5
U.S. corporate	23,967	43	21,412	43
Corporate—non-U.S.	13,498	25	12,551	25
Residential mortgage-backed (1)	4,455	8	3,227	7
Commercial mortgage-backed	3,743	7	3,617	7
Other asset-backed	2,416	4	2,415	5

Total fixed maturity securities	$55,183	100%	$49,752	100%

(1)

As of December 31, 2010 and 2009, our residential mortgage-backed securities included $457 million and $422 million, respectively, collateralized by sub-prime residential mortgage loans and $376 million and $369 million, respectively, collateralized by Alt-A residential mortgage loans.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index, as well as the percentage of the total corporate bond holdings that each industry comprised as of December 31:

	2010		2009
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Finance and insurance	$8,537	23%	$9,466	28%
Utilities and energy	8,219	22	7,300	21
Consumer—non-cyclical	4,337	11	3,962	12
Capital goods	2,537	7	2,348	7
Technology and communications	2,430	6	2,043	6
Industrial	2,151	6	1,719	5
Consumer—cyclical	1,935	5	1,637	5
Transportation	1,421	4	1,189	3
Other	5,898	16	4,299	13

Total	$37,465	100%	$33,963	100%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2010, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $3.1 billion, which was approximately 4% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2010 was $413 million, which was less than 1% of our total cash, cash equivalents and invested assets.

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2010 and 2009 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products, and thus our businesses, also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The SEC, the Financial Industry Regulatory Authority (“FINRA”), state securities authorities and similar non-U.S. authorities regulate and supervise these products.

The primary purpose of the Insurance Laws affecting our insurance and securities businesses and their equivalents in the other countries in which we operate, and the securities laws affecting our variable annuity products, variable life insurance products, registered FABNs, broker/dealers and advisory businesses, is to protect our policyholders, contractholders and clients, not our stockholders. These Insurance Laws are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.

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

In addition, the Insurance Laws of our U.S. insurers’ domiciliary jurisdictions and the equivalent laws in the United Kingdom, Australia, Canada and certain other jurisdictions in which we operate require that a person obtain the approval of the applicable insurance regulator prior to acquiring control, and in some cases prior to divesting its control, of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.

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

The NAIC recently adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. We cannot predict whether the NAIC Amendments will be adopted in whole or in part by these states or the impact, if any, these changes will have on our business, financial condition or results of operations.

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2010, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action.

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

Regulation of investments

Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and which limit the proportion of investments in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, regulations would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.

Federal regulation of insurance products

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

Dodd-Frank Act and other federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or eliminate the estate tax. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

In response to the recent financial crisis, the Dodd-Frank Act was enacted and signed into law in July 2010. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter (“OTC”) derivatives markets. This will require us to clear certain types of transactions currently traded in the OTC derivative markets and may limit our ability to customize certain derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of variable or other registered products, which could adversely affect sales of and reduce margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. The legislation also prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. These provisions will be clarified in federal rules and regulations to be adopted. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial Protection, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. This Bureau may issue rules or regulations that indirectly affect our mortgage insurance business.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation; insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. In addition, this legislation mandated multiple studies and reports for Congress, which could in some cases result in additional legislative or regulatory action.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any such additional legislation, the affect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse affect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products more or less attractive to consumers. For example, the federal estate tax exclusion amount was recently increased to $5 million by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The legislation also permits a surviving spouse to succeed to any unused federal estate tax exclusion amount of the deceased spouse. This permits the beneficiary of a survivorship life policy to receive a larger death benefit free of estate tax on the second spouse’s death than would have been allowed under prior law, potentially making such policies more attractive to affluent customers. However, since the estate tax exclusion had been $3.5 million in 2009, and our policyholders are generally not high net worth individuals who would be subject to the estate tax, we believe that these developments will have little effect on current sales of life insurance. The scheduled reversion of individual income tax, dividend and capital gain rates to previous levels in tax years after 2010 was put on hold for two years, delaying to at least 2013 any incentive provided by rising tax rates for investors to buy our fixed deferred annuity products. The one year extension of the treatment of mortgage insurance premiums as generally deductible qualified residence interest continues to make that product more affordable by moderate income homeowners.

U.K. Insurance Regulation

General

Insurance and reinsurance businesses in the United Kingdom are subject to regulation by the Financial Services Authority (“FSA”), which has authorized certain of our U.K. subsidiaries to effect and carry out contracts of insurance in the United Kingdom. Insurers authorized by the FSA in the United Kingdom are generally able to operate throughout the European Union, subject to satisfying certain FSA requirements and, in some cases, additional local regulatory provisions. Certain of our U.K. subsidiaries operate in other European Union member states through establishment of branch offices.

Supervision

The FSA has adopted a risk-based approach to the supervision of insurers whereby it periodically performs a formal risk assessment of insurance companies or groups conducting business in the United Kingdom. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile, including details of remedial action the FSA requires and the likely consequences of not taking such actions. The FSA also supervises the management of insurance companies through the “approved persons” regime, which subjects to FSA approval any person who performs certain specified “controlled functions” for or in relation to a regulated entity.

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

There will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive. Currently, these changes are expected to be effective in 2013. At this stage, it is not possible to predict the impact these changes will have on our operations.

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

Mortgage Insurance

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to writing mortgage insurance business exclusively, prohibiting our mortgage insurers from directly writing other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but are subject to other capital requirements placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk-to-capital ratio not to exceed 25:1. As of December 31, 2010, none of our U.S. mortgage insurance subsidiaries had a risk-to-capital ratio in excess of 25:1. North Carolina law grants discretion to the Commissioner of the North Carolina Department of Insurance (“NCDOI”), which is the domiciliary insurance regulator for our U.S. mortgage insurers, through mid-2015 to allow a mortgage insurer to exceed the 25:1 requirement if the Commissioner finds that such insurer’s contingency reserves and surplus are reasonable in relationship to its aggregate insured risk and adequate to its financial needs, taking into account a number of specified factors. Similar legislative or regulatory initiatives have been proposed or enacted in a number of other states that impose a similar risk-to-capital requirement on mortgage insurers. As of January 31, 2011, our primary U.S. mortgage insurance subsidiary, Genworth Mortgage Insurance Corporation (“GEMICO”), slightly exceeded the 25:1 risk-to-capital requirement. However, GEMICO was granted a revocable two-year risk-to-capital waiver, effective January 31, 2011, by the NCDOI. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Given that the NCDOI is GEMICO’s domiciliary insurance regulator, the effect of the waiver similarly extends to the 34 states that do not have their own risk-to-capital requirements, thereby enabling GEMICO to continue to write business in those states so long as it is permitted to do so in North Carolina under the NCDOI’s waiver or because its risk-to-capital ratio decreases below 25:1. Further, so as to be able to write new business out of GEMICO in the remaining states which do have separate minimum risk-to-capital requirements, we are also pursuing similar waivers of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists. In addition to the NCDOI’s waiver, to date, four states have granted us the authority to continue to write business in their state either by a waiver or an administrative no action letter. Consequently, while we seek additional state waivers, GEMICO remains authorized to write new business in 39 states. In anticipation of the possibility that GEMICO would breach its risk-to-capital requirements and a required waiver might not yet be granted, ultimately approved or maintained in force, we took all requisite steps to enable another of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”), to write new business in lieu of GEMICO and have begun to do so in any state where GEMICO is restricted due to its breach of its 25:1 risk-to-capital requirements and where no waiver has been granted. In this regard, while GRMIC-NC currently is considered an eligible insurer by the GSEs, that status, with respect to our plans to utilize GRMIC-NC in lieu of GEMICO, is subject to a number of conditions and currently is limited in duration.

Further, in order to separately provide us with flexibility to write new business, we are positioning another of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Assurance Corporation (“GRMAC”), to write new business. In this regard, the NCDOI approved our filing to fully activate GRMAC, subject to certain conditions, but recently imposed the additional requirement that we must obtain a further approval from the NCDOI before GEMICO can complete all necessary steps, including capitalization of GRMAC by GEMICO, in order to implement this plan. We continue to work with the NCDOI and the GSEs to obtain approval for GRMAC.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or

(ii) ten years, although regulators have granted discretionary releases from time to time. The statutory contingency reserve for our U.S. mortgage insurers was approximately $91 million as of December 31, 2010. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us.

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

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company, Genworth Financial Mortgage Insurance Company Canada, an indirect wholly-owned subsidiary of Genworth Canada. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Federal Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or CMHC. Legislation became effective in Canada in 2010 that, among other things, amended these statutes to prohibit such financial institutions from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance.

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

The legislative requirement in Canada to obtain mortgage insurance on high loan-to-value mortgages and the favorable capital treatment given to financial institutions because of our 90% sovereign guarantee effectively preclude these financial institutions from issuing simultaneous second mortgage products similar to those offered in the United States.

As a public company that is traded on the Toronto Stock Exchange (the “TMX”), Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the reporting requirements of the TMX.

Australia

APRA regulates all financial institutions in Australia, including life, general and mortgage insurance companies. APRA’s license conditions require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product. APRA’s regulations apply to individual licensed insurers and to the relevant Australian-based holding company and group.

APRA also sets minimum capital levels and monitors corporate governance requirements, including our risk management strategy. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial review and an annual review of insurance liabilities by an approved actuary. APRA also annually requires us to submit our risk management and reinsurance management strategy, which outlines our use of reinsurance in Australia.

In setting minimum capital levels for mortgage insurers, APRA requires them to assure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. These regulations increase mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position.

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. APRA is currently revising its original proposals following receipt of feedback from the industry. Publication of the new capital requirement regulations is expected sometime in 2011 with an effective date in 2013. We are currently unable to determine the impact that these new regulations will have on our regulatory capital requirements.

In addition, APRA determines the capital requirements for depository institutions and provides for reduced capital requirements for certain depository institutions that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from a depository institution’s perspective. APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most depository institutions from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These regulations include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for depository institutions in the event that the mortgage insurer has contractual recourse to the depository institution or a member of the depository institution’s consolidated group.

In December 2010, the Australian government announced a series of banking reforms designed to promote greater competition in the Australian banking industry. One key aspect of the proposals involved boosting consumer flexibility to transfer deposits and mortgages. In particular, the Australian government announced that it would instruct the Australian treasury department to accelerate the development of potential frameworks to transfer LMI policies between lenders and introduce a central registry for mortgages. Currently, LMI policies are not transportable between lenders and are issued to a particular lender in respect of a particular loan. In our Australian mortgage insurance business, we offer rebate options to lenders whereby up to 40% of the premium is refunded to the consumer if the loan is discharged in the first year, decreasing to 20% in the second year of the mortgage, although many lenders elect to take a non-refundable option in order to receive a lower overall premium structure. We cannot predict the outcome of the proposed reforms and there is risk that any such reforms, in the area of transferability of mortgages and LMI, may impact our financial returns and profitability.

APRA has the power to impose restrictions on our ability to declare and pay dividends based on a number of factors, including the impact on our minimum regulatory capital ratio.

United Kingdom and Europe

The United Kingdom is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Our authorization to provide mortgage insurance in the United Kingdom enables us to offer our products in all the European Union member states, subject to certain regulatory requirements of the FSA and, in some cases, local regulatory requirements. We can provide mortgage insurance only in the classes for which we have authorization under applicable regulations and must maintain required risk and capital reserves. We are also subject to the oversight of other regulatory agencies in other countries throughout Europe where we do business. For more information about U.K. insurance regulation that affects our mortgage subsidiaries that operate in the United Kingdom, see “—U.K. Insurance Regulation.”

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the United States, Canada, Australia and the United Kingdom, including Mexico, Guernsey and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Securities regulation

Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Certain of our U.S. subsidiaries are investment advisors registered under the Investment Advisers Act of 1940 or applicable state securities laws. Certain of their employees are licensed as investment advisory representatives in states as required by state law. Two of our U.S. investment adviser subsidiaries manage investment companies that are registered with the SEC under the Investment Company Act of 1940. In addition, most of our insurance company separate accounts are registered under the Investment Company Act of 1940. Most of our variable annuity contracts and all of our variable life insurance policies, as well as our FABNs issued by one of our U.S. subsidiaries as part of our registered notes program are registered under the Securities Act of 1933. Certain of our U.S. subsidiaries are registered and regulated as broker/dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealers are also regulated by the SEC and FINRA and are subject to applicable state and local laws.

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

Reverse mortgage regulation

Genworth Financial Home Equity Access, Inc. (“GFHEA”), our wholly-owned subsidiary, is an originator of reverse mortgage loans. GFHEA is subject to various federal and state laws and regulations including mortgage banking laws and regulations (“Mortgage Banking Laws”), as well as other federal and state laws and regulations protecting privacy and other consumer rights. GFHEA is regulated by the mortgage banking departments of the states in which it is licensed, as well as the FHA with respect to loans insured through HUD.

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

ERISA considerations

We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation which required that certain insurers have anti-money laundering compliance plans in place. We believe our internal practices, procedures and controls comply with these requirements.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about the companies’ policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services and the Federal Trade Commission regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information, including certain notice requirements in the event of security breaches, and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

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

Employees

As of December 31, 2010, we had approximately 6,500 full-time and part-time employees. We believe our employee relations are satisfactory.

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

On May 27, 2010, our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is The Bank of New York Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Relating to Our Businesses

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as higher unemployment, lower consumer spending, lower business investment, higher government spending, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. The recessionary state and the volatility of many economies have fueled uncertainty and downturns in global mortgage markets have contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may continue to impact, the demand for certain financial and insurance products. As a result, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

If domestic and international equity and credit markets experience heightened volatility and turmoil, issuers that have exposure to the mortgage and credit markets would be particularly affected. These events would have an adverse effect on us, in part because we have exposure to such issuers in our investment portfolio and also because such events can influence customer behavior. In addition, given continuing economic challenges, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments and we could experience significant declines in the value of our investment portfolio. Securities that are less liquid could also become more difficult to value and could be hard to dispose of in this economic environment.

The economic downturn has had, and continues to have, an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight, this could have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Downturns and volatility in equity markets may also cause some existing customers to withdraw cash values or reduce investments in our separate account products, which include variable annuities. In addition, if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from general account assets than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover deferred acquisition costs (“DAC”) on these products and could lead to additional write-offs of DAC, as well as increased hedging costs.

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

•

requiring us to post additional collateral or terminate contracts under the terms of agreements with derivative counterparties, or to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements;

•	adversely affecting our ability to maintain reinsurance assumed or obtain new reinsurance or obtain it on reasonable pricing terms;

•	adversely affecting our ability to raise capital; and

•	increasing our cost of borrowing.

In addition, Fannie Mae and Freddie Mac require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs and to date have not been advised that either intends to impose additional requirements upon us. As of December 31, 2010, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the United States. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

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

Our life and long-term care insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life and long-term care insurance products.

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

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically also have contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have an adverse effect on our results from our U.S. mortgage insurance business. However, under current housing market conditions, we are in a period of home price depreciation in a majority of markets. Consequently, some borrowers in the United States do not have sufficient equity to allow refinancing of existing higher rate ARMs for lower rate mortgage loans, an action that would typically result in the cancellation of existing mortgage insurance coverage. Such borrowers are now contributing to higher delinquencies and foreclosures where they are not able to meet the reset higher monthly payments due under the terms of the underlying ARMs. These developments have had an adverse impact on our U.S. mortgage insurance business.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

In the event market or other conditions have an adverse impact on our capital and liquidity needs beyond expectations and our sources of liquidity do not satisfy our needs, we could have to seek additional funding. Funding sources could potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio, blocks of business or all or a portion of a business) or the incurrence of additional debt. In addition, funding sources could potentially include issuing equity, with any decision to issue equity thoroughly considering the degree to which such an equity issuance would dilute current stockholders’ value. All such funding sources can have various impacts on our financial condition, including book value, and results of operations.

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

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2010, fixed maturity securities of $55.2 billion in our investment portfolio represented 77% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations or circumstances that would require us to sell securities which have declined in value. Continued volatility and uncertainty in the sub-prime and Alt-A residential market have resulted in increased delinquency rates and these developments have had an adverse impact on our investments in securities backed by sub-prime and Alt-A residential mortgage loans. The credit quality of our hybrid securities may be adversely impacted by the level and type of government support, including the risk that these institutions could be restricted from making discretionary payments of principal or interest. If we determine to reposition or realign portions of the portfolio where we determine to sell certain securities in an unrealized loss position, then we will incur an other-than-temporary impairment charge.

Defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance may adversely affect our profitability.

Our commercial mortgage loans and investments in commercial mortgage-backed securities face default risk. Commercial mortgage loans are stated on our consolidated balance sheets at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of impairments and valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date based on information, such as the market value of the underlying real estate securing the loan, any third-party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates. Commercial mortgage-backed securities are stated on our consolidated balance sheets at fair value. In addition, some of our commercial mortgage loans and the underlying mortgage loans supporting our investments in commercial mortgage-backed securities have balloon payment maturities.

Further, any concentration of geographic or sector exposure in our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities may have adverse effects on our investment portfolio and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed.

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

We routinely execute reinsurance and derivative transactions with brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

Prior to the completion of our IPO, we ceded to UFLIC substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of General Electric Company (“GE”), has agreed to maintain UFLIC’s RBC above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

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

An adverse change in our risk-based capital and other regulatory requirements could result in a decline in our ratings and/or increased scrutiny by regulators and have an adverse impact on our financial condition, results of operations and prospects.

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

Our domestic mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. The failure of our domestic mortgage insurance subsidiaries to meet their regulatory requirements could limit our ability to write new business. As of January 31, 2011, our primary U.S. mortgage insurance subsidiary, GEMICO, slightly exceeded the 25:1 risk-to-capital requirement. However, GEMICO was granted a revocable two-year risk-to-capital waiver, effective January 31, 2011, by the NCDOI. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Given that the NCDOI is GEMICO’s domiciliary insurance regulator, the effect of the waiver similarly extends to the 34 states that do not have their own risk-to-capital requirements, thereby enabling GEMICO to continue to write business in those states so long as it is permitted to do so in North Carolina under the NCDOI’s waiver or because its risk-to-capital ratio decreases below 25:1. Further, so as to be able to write new business out of GEMICO in the remaining states which do have separate minimum risk-to-capital requirements, we are also pursuing similar waivers of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists. Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country.

An adverse change in our RBC, risk-to-capital ratio or other minimum regulatory requirements also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of our holding company, which would have an adverse impact on our ability to write and retain business. Certain actions by regulators or rating agencies could have a material adverse effect on our financial condition and results of operations.

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

Additionally, as a public company that is traded on the TMX, Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the rules of the TMX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Accordingly, actions taken by Genworth Canada and its board of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities.

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

Although we distribute our products through a wide variety of distribution models, we do maintain relationships with key distribution partners. These distribution partners are an integral part of our business model. If capital, credit and equity markets experience extreme volatility, we are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Distributors may elect to reduce or terminate their distribution relationships with us if there are adverse developments in our business, adverse rating agency actions, concerns about market-related risks or the breadth of our product offerings. Any termination or material change in relationship with a key distribution partner could have a material adverse affect on our future sales for one or more product lines. For example, our decision to cease offering new variable annuity products could cause distributors to choose to terminate their distribution relationship with us if they elect to focus on our competitors that offer greater product breadth.

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

Insurance regulatory authorities in the United States and internationally have broad administrative powers with respect to, among other things:

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. In addition, changes proposed to federal regulations in December 2010 could impact the FHLB program. The FHLB program serves as a low cost alternative funding source for our businesses. Changes in these laws and regulations, or in interpretations thereof in the United States, can be made for the benefit of the consumer, or for other reasons, at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

Regulators in the United States and internationally are developing criteria under which they may subject non-bank financial companies, including insurance companies, that are deemed systemically important to higher regulatory capital requirements and stricter prudential standards. We cannot predict whether we or any of our subsidiaries will be deemed systemically important or how such a designation might impact our business, results of operations, cash flows or financial condition.

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

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third party’s municipal guaranteed investment contract business, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine, the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

In July 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of OTC derivatives markets which will require us to clear certain types of transactions currently traded in the OTC derivative markets and may limit our ability to customize certain derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of our variable or other registered products, which could adversely affect our sales of and reduce our margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act’s securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could have a material adverse affect on the amount of new mortgage insurance that we write. The Dodd-Frank Act may in any case reduce the volume of new mortgage loans issued, which could reduce the amount of new mortgage insurance we write. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial Protection, which may issue rules or regulations that indirectly affect our mortgage insurance business or result in additional compliance burdens and costs.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies could adversely affect our financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could adversely affect our results of operations and financial condition.

The realizability of deferred tax assets may be limited for various reasons, including if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse affect on our results of operations, cash flows or financial condition.

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

DAC represents costs that relate to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include certain commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from the acquired block of insurance and investment contracts and policies. This intangible asset, called the present value of future profits (“PVFP”), represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. Equity market volatility could result in losses in our variable annuity products and associated hedging program which could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

Our reputation in the long-term care insurance market may be adversely affected by the rate actions currently being implemented on our in-force long-term care insurance products and by any rate actions we may take in the future.

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, rate actions, by us or our competitors, could limit our ability to continue to market and sell new long-term care insurance products and our ability to retain existing policyholders, agents and independent channel market share. In addition, we cannot predict how our policyholders, agents and competitors may react to any rate actions we may take in the future.

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

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 41% to approximately $608 million in 2006, according to LIMRA International, Inc. We believe that the decrease during this period was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. In the fourth quarter of 2010, one of our competitors announced its intent to exit the long-term care insurance market effective January 1, 2011. In addition, several competitors have announced their intent to seek rate actions on their individual and certain group long-term care insurance products. These announcements by competitors, coupled with our announcement, in October 2010, that we plan to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies, could result in market disruption or decreases in sales of long-term care insurance policies. In addition, certain aspects of healthcare reform, such as the Community Living Assistance Services and Supports (“CLASS”) Act, could impact demand for our long-term care insurance business. If the market for long-term care insurance continues to remain flat or declines, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

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

Local regional and global economic conditions, including changes in housing markets, employment levels, government benefit levels, credit markets, trade levels, inflation, recession and currency fluctuations, as discussed above, also could affect our international businesses. Political changes, some of which may be disruptive, can interfere with our customers and all of our activities in a particular location. Attempts to mitigate these risks can be costly and are not always successful.

Fluctuations in foreign currency exchange rates and international securities markets could negatively affect our profitability.

Our international operations generate revenues denominated in local currencies and because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2010 and 2009, approximately 22% and 15%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our consolidated financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

As in the United States, deterioration in economic conditions internationally may increase the likelihood that borrowers in a given country will not have sufficient income to pay their mortgages, and can also adversely affect home values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, would also increase our risk of loss. A substantial economic downturn or decline in home prices could have a significant adverse effect on our financial condition and results of operations. We also may be particularly affected by economic downturns or reversals of recent significant home price appreciation in areas where a large portion of our business is concentrated.

A significant portion of our international mortgage insurance risk in-force consists of loans with high loan-to-value ratios, which generally result in more and larger claims than loans with lower loan-to-value ratios.

Mortgage loans with higher loan-to-value ratios typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In Canada, Australia, and New Zealand, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the United States and Europe because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the United States and Europe that are typically 12% to 35% of the loan amount.

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

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with CMHC, a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the United States, these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”

In Canada, CMHC is a sovereign entity that provides mortgage lenders a lower capital charge and a 100% government guarantee as compared to loans covered by our policy which benefit from a 90% government guarantee. CMHC also operates the Canadian Mortgage Bond Program, which provides lenders the ability to efficiently guaranty and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, under current market conditions or in the future, we may be unable to compete effectively with CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders.

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

In the second quarter of 2008, the aggregate cap for guaranteed polices of all Canadian licensed mortgage insurers was increased to CAD$250.0 billion, which facilitates our ongoing ability to offer mortgage insurance products under the Government Guarantee Agreement. The failure of the Canadian government to maintain the Government Guarantee Agreement on terms similar to the current Government Guarantee Agreement could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. We have incorporated these adjustments into our underwriting guidelines effective October 15, 2008. These new standards have resulted in a modest reduction of mortgage originations in Canada. Legislation became effective in Canada in 2010 that among other things, amends the statutes applicable to federally regulated lenders to prohibit such lenders from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance. In 2010, the Canadian government made additional changes, and in January 2011, it announced further adjustments to the rules for government guaranteed mortgages, which are more fully described above under “International Mortgage Insurance – Canada – Government Guarantee.”

As also described under “International Mortgage Insurance – Canada – Government Guarantee,” an amendment to the Government Guarantee Agreement has been completed. The Canadian Department of Finance has informed us that they intend to continue to review the Government Guarantee Agreement and we remain engaged in ongoing discussions with Department of Finance officials on this matter. Although we believe the Canadian government will preserve the Government Guarantee Agreement in order to maintain competition in the Canadian mortgage industry, we cannot be sure that will be the case or what, if any, changes will be made to the terms of the Government Guarantee Agreement.

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

Under rules adopted by APRA effective January 1, 2008, in connection with the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, certain ADIs in Australia are now required to hold less capital on high loan-to-value mortgage loans and will receive a capital incentive for using mortgage insurance, but at a reduced level, and potentially limited to the higher risk portions of their loan portfolios, when compared to previous regulations in Australia. The rules also provide that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, or limit their use to the higher risk portions of their portfolios, which may have an adverse affect on our Australian mortgage insurance business.

In December 2010, the revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital requirements for banks, known as Basel III. Although we believe these revisions may encourage further use of mortgage insurance as a risk and capital management tool in international markets; its adoption by individual countries internationally and in the United States has only begun and we cannot be sure that this will be the case. Since the Basel III framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. APRA is currently revising its original proposals following receipt of feedback from the industry. Publication of the new capital requirement regulations is expected sometime in 2011 with an effective date in 2013. We are currently unable to determine the impact that these new regulations will have on our regulatory capital requirements.

Risks Relating to Our U.S. Mortgage Insurance Segment

Our claims expenses and loss reserves have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

Since 2007, we have experienced increases in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006, 2007 and the first half of 2008. This impact was evident in all products across all regions of the country and was particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the United States, we have experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which has turned negative in the majority of U.S. markets. Certain regions around the country, particularly Florida, California, Arizona, Nevada and Michigan, continue to experience an economic slowdown.

The foregoing factors have contributed to, and are expected to continue to contribute to, an increase in our incurred losses and loss reserves. While approximately 93% of our primary risk in-force in the United States is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratios. As of December 31, 2010 and 2009, approximately 36% and 58%, respectively, of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

During 2010, we experienced higher levels of paid claims and a decline in the level of loan modifications for borrowers of mortgage loans underlying our delinquency population. If the loan modification trend worsens in 2011 beyond our expectations, we would expect further aging of our delinquent loan inventory, which would pressure our loss reserves. Additionally, if elevated levels of unemployment or underemployment continue or increase in 2011, we would expect further increases in delinquencies and foreclosures to cause upward pressure on our paid claims and loss reserves. With respect to home prices, while housing inventory has demonstrated some improvement in recent months, the inventory of available homes has increased. The inventory of homes on the market is expected to rise substantially as vacant properties make their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and increase an already high level of inventory of homes available for sale, we expect home prices to be pressured downward depending upon the level and timing of this process. These conditions could result in an adverse impact on our financial condition and results of operations.

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

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent needed, could result in restrictions or prohibitions on our doing business and may have an adverse impact on our results of operations.

The recent increase in paid claims and increases in loss reserves have led to a reduction in the statutory capital base of our U.S. mortgage insurance subsidiaries. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to the level of risk in-force. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. The failure to maintain the prescribed minimum capital level in a particular state would generally require a mortgage insurer to immediately stop writing new business until it re-establishes the required level of capital or receives a waiver of the requirement from a state’s insurance regulatory authorities. As of December 31, 2010, none of our U.S. mortgage insurance subsidiaries had a risk-to-capital ratio in excess of 25:1. As of January 31, 2011, GEMICO slightly exceeded the 25:1 risk-to-capital requirement. However, GEMICO was granted a revocable two-year risk-to-capital waiver, effective January 31, 2011, by the NCDOI. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina, during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Given that the NCDOI is GEMICO’s domiciliary insurance regulator, the effect of the waiver similarly extends to the 34 states that do not have their own risk-to-capital requirements, thereby enabling GEMICO to continue to write business in those states so long as it is permitted to do so in North Carolina under the NCDOI’s waiver or because its risk-to-capital ratio decreases below 25:1. Further, so as to be able to write new business out of GEMICO in the remaining states which do have separate minimum risk-to-capital requirements, we are also pursuing similar waivers of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists. In addition to the NCDOI’s waiver, to date, four states have granted us the authority to continue to write business in their state either by a waiver or an administrative no action letter. Consequently, while we seek additional state waivers, GEMICO remains authorized to write new business in 39 states. There can be no certainty as to whether and the extent to which such waivers will be granted, or whether any of them will be subject to discretionary modification or early termination by the regulator, or whether the covered insurer will again meet capital requirements by the end of the waiver period or that an extension of any such waiver would be approved or whether any waiver granted will be terminated or otherwise limited after being granted. In addition, in certain jurisdictions, the insurance regulator may determine it lacks the authority to grant such a waiver. In anticipation of the possibility that GEMICO would breach its risk-to-capital requirements and a required waiver might not yet be granted, ultimately approved or maintained in force, we took all requisite steps to enable another of our U.S. mortgage insurance subsidiaries, GRMIC-NC, to write new business in lieu of GEMICO and have begun to do so in any state where GEMICO is restricted due to its breach of its 25:1 risk-to-capital requirements and where no waiver has been granted. In December 2010, we notified in writing Fannie Mae and Freddie Mac of our intent to write business from GRMIC-NC for this purpose. Fannie Mae has verbally acknowledged receipt of this notification and has not objected. Freddie Mac recently modified its letter consenting to this arrangement by extending its expiration date to April 30, 2011 and reiterating and supplementing specified conditions, including that we refrain from utilizing GRMIC-NC except where GEMICO is prohibited from writing business due to a breach of the minimum risk-to-capital requirements and has not obtained a waiver. Freddie Mac and Fannie Mae retain the right to revoke or limit, or may not extend, GRMIC-NC’s status as an eligible insurer in which event GRMIC-NC would not be able to write business in lieu of GEMICO as planned. GRMIC-NC’s ability to replace GEMICO as our principal writer of U.S. mortgage insurance is also dependent upon GRMIC-NC continuing to satisfy its own risk-to-capital and hazardous financial condition regulatory requirements, and we cannot provide assurances that under all circumstances GRMIC-NC will be able to continue to satisfy these requirements.

It is also likely that during 2011 another of our U.S. mortgage insurance subsidiaries, Genworth Mortgage Insurance of North Carolina (“GMIC-NC”), will breach its minimum risk-to-capital requirement. GMIC-NC provides reinsurance to certain U.S. mortgage insurance affiliates such as GEMICO in order for the reinsured affiliate to maintain compliance with certain state law requirements. We have initiated a similar filing process for waivers on the part of GMIC-NC. As to GMIC-NC, in addition to the waivers we are seeking, we may provide such reinsurance out of other mortgage insurance affiliates to the extent they continue to meet their minimum risk-to-capital requirements and may seek to restructure existing reinsurance arrangements to provide additional capacity for such reinsurance, all of which will be subject to review by the NCDOI and the GSEs and there can be no assurances as to their approval where required or that they will not otherwise object. At the same time, in order to separately provide us with flexibility to write new business, we are positioning another of our U.S. mortgage insurance subsidiaries, GRMAC, to write new business. In this regard, the NCDOI approved our filing to fully activate GRMAC, subject to certain conditions, but recently imposed the additional requirement that we must obtain a further approval from the NCDOI before GEMICO can complete all necessary steps, including capitalization of GRMAC by GEMICO, in order to implement this plan. We continue to work with the NCDOI and the GSEs to obtain approval for GRMAC.

In addition to the minimum statutory capital requirements, our U.S. mortgage insurance business is subject to standards by which insurance regulators evaluate the financial condition of the insurer. Typically, regulators are required to evaluate specified criteria to determine whether or not a company may be found to be in hazardous financial condition, in which event restrictions on the business may be imposed. Among these criteria are formulas used in assessing trends relating to statutory capital. One or more of our U.S. mortgage insurance subsidiaries have from time to time failed to satisfy one or more of these standards. We typically meet or correspond with pertinent regulators in such circumstances and, to date, no regulator has issued a determination that any of our U.S. mortgage insurance subsidiaries are in hazardous financial condition. Nevertheless, this evaluation of our U.S. mortgage insurers’ financial condition is ongoing and we presently provide various insurance regulators with substantial financial information for that purpose, the most recent of which is likely to show further incidents of failure to satisfy the criteria used in evaluating capital trends. We can provide no assurance as to whether or when a regulator may make a determination of hazardous financial condition and for which entity. Such a determination would likely lead to restrictions or prohibitions on our doing business and may have a material adverse impact on results of operations.

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

The mortgage finance industry (with government support) has adopted various programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. The effect on us of a loan modification depends on re-default rates, which in turn can be affected by factors such as changes in housing values and unemployment. We cannot predict what actual volume of loan modifications will be or the ultimate re-default rate will be, and therefore, we cannot be certain whether these programs will provide material benefits to us. Our estimates of the number of loans qualifying for modification programs are inherently uncertain. Various government entities and private parties have enacted foreclosure moratoriums. Although a moratorium does not affect the accrual of interest and other expenses on a loan, our master insurance policies contain covenants that require cooperation and loss mitigation by insured lenders. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

We may face higher than anticipated losses if unemployment or underemployment rates differ significantly from our expectations.

We set loss reserves for our U.S. mortgage insurance business based in part on expected claims and delinquency cure rate patterns. These expectations reflect our assumptions regarding unemployment and underemployment levels. If such levels are higher than those within our loss reserving assumptions, the claims frequency could be higher for our U.S. mortgage insurance business than we had projected. Additionally, rising unemployment or underemployment rates can impact a borrower’s ability to pay their mortgage, thereby increasing the likelihood that we could incur a loss in our U.S. mortgage insurance business.

A further deterioration in economic conditions or a further decline in home prices may adversely affect our loss experience in mortgage insurance.

Losses in our U.S. mortgage insurance business generally result from events, such as reduction of income, unemployment, underemployment, divorce, illness and inability to manage credit and interest rate levels that reduce a borrower’s ability to continue to make mortgage payments. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss.

The United States has experienced an economic slowdown and has seen a pronounced weakness in its housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets are reflected in our elevated level of delinquencies. However, there has been a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our delinquency counts will be reduced and our paid claims will increase accordingly. In addition, foreclosure moratoria could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in delinquencies that is higher than expected, our financial condition and results of operations could be adversely affected.

Problems associated with foreclosure process defects may cause claim payments to be deferred to later periods.

In the United States, some large mortgage lenders and servicers have voluntarily suspended foreclosure actions in response to reports that certain mortgage servicers and other parties may have acted improperly in foreclosure proceedings. Where this has occurred, we will evaluate our options under the applicable master policies to curtail interest and expense payments that could have been avoided absent a delay in the foreclosure action. While delays in foreclosure completion may temporarily delay the receipt of claims and increase the length of time a loan remains in our delinquent inventory, our estimated claim rates and claim amounts represent our best estimate of what we actually expect to pay on the loans in default as of the reserve date.

Any changes to the role or structure of Freddie Mac or Fannie Mae could have an adverse impact on our U.S. mortgage insurance business.

In September 2008, the FHFA was appointed conservator of the GSEs. Congress has stated its intent to examine the role of the GSEs in the U.S. housing market, and the Obama administration has also stated that it is considering options regarding the future status of the GSEs. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single family housing finance, the demand for private mortgage insurance in the United States could be significantly reduced. On February 11, 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect of such a proposal, if so implemented, would have on our business, results of operations or financial condition.

We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with government-owned and government-sponsored enterprises, including the FHA and, to a lesser degree, the VA, Fannie Mae and Freddie Mac, as well as local and state housing finance agencies. Since 2008, there has been a significant increase in the number of loans insured by the FHA.

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

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth” and under “—The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition,” we are also affected by various additional regulations relating particularly to our mortgage insurance operations.

U.S. federal and state regulations affect the scope of our competitors’ operations, which has an effect on the size of the mortgage insurance market and the intensity of the competition in our mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser degree, the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. In 2010, Congress extended aspects of the American Recovery and Reinvestment Act of 2009 providing for a continuation of raised FHA and GSE loan limits, including the limits for loans in high-cost areas of the country. The FHA has also streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

In December 2010, the revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital requirements for banks, known as Basel III. We believe these revisions may encourage further use of mortgage insurance as a risk and capital management tool in international markets; however, its adoption by individual countries internationally and in the United States has only begun. Since the Basel III framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

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

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 63%, 70% and 60% for the years ended December 31, 2010, 2009 and 2008, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. We believe the increase in the percentage of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for flow private mortgage insurance during 2010. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in 2010, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. Fannie Mae and Freddie Mac are also subject to regulatory oversight by HUD and the FHFA. As of December 31, 2010, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have an adverse effect on our financial condition and results of operations.

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 95%, 96% and 85%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2010, 2009 and 2008 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 85%, 84% and 85% for the years ended December 31, 2008, 2009 and 2010, respectively. A decrease in persistency in the United States generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products continue to increase.

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the years ended December 31, 2010 and 2009, approximately 3% of our U.S. primary new risk written was subject to captive mortgage reinsurance. U.S. mortgage insurance premiums ceded to these reinsurers were $122 million, $153 million and $188 million for the years ended December 31, 2010, 2009 and 2008, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $351 million, $673 million and $505 million for the years ended December 31, 2010, 2009 and 2008, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

Given the recent business changes to captive reinsurance arrangements, at the end of 2008, the majority of our excess of loss captive reinsurance arrangements was in runoff with no new books of business expected to be added going forward. Additionally, throughout 2009, many lender captive reinsurers have chosen to place their captives into runoff as well. Nonetheless, we will continue to benefit from captive reinsurance on our 2005 through 2008 books of business.

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

We offer contract underwriting services to certain of our mortgage lenders in the United States, pursuant to which our employees and contractors work directly with the lender to determine whether the data relating to a borrower and a proposed loan contained in a mortgage loan application file complies with the lender’s loan underwriting guidelines or the investor’s loan purchase requirements. In connection with that service, we also compile the application data and submit it to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently analyze the data to determine if the proposed loan complies with their investor requirements.

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

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 13 years. This fixed obligation, the estimated present value of which was $339 million and $351 million as of December 31, 2010 and 2009, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2010 and 2009 was $339 million and $351 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

Our stock price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility since late 2008. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as our operations, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

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

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,190 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,360 square feet. In addition, we lease approximately 606,775 square feet of office space in 44 locations throughout the United States. We also own one building outside the United States with approximately 4,560 square feet, and we lease approximately 422,020 square feet in 48 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years, although some leases have terms of up to 11 remaining years. Our aggregate annual rental expense under all leases was $27 million during the year ended December 31, 2010.

We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

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

Between March and December 2008, we and/or the same subsidiary were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary. However, in 2009, plaintiffs in these actions amended their complaints, and in 2010 additional individual lawsuits were filed, and those amended complaints and individual lawsuits do not presently name Genworth or any subsidiary as a defendant.

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

We and one of our mortgage insurance subsidiaries were named in a putative class action lawsuit filed in November 2010 captioned Archie Moses and Violet M. Moses v. SunTrust Banks, Inc., et al, in the United States District Court for the District of Columbia. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a SunTrust subsidiary received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA, the Truth in Lending Act and other violations for which plaintiffs seek declaratory and injunctive relief and unspecified monetary damages. We intend to vigorously defend this action.

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

Market for Common Stock

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by The New York Stock Exchange, for the periods indicated:

	High	Low
2010
First Quarter	$18.70	$11.52
Second Quarter	$19.36	$12.98
Third Quarter	$16.10	$10.26
Fourth Quarter	$13.72	$10.61

	High	Low
2009
First Quarter	$3.38	$0.78
Second Quarter	$7.41	$1.75
Third Quarter	$13.68	$5.02
Fourth Quarter	$12.40	$8.37

As of February 10, 2011, we had 245 holders of record of our Class A Common Stock.

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

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Genworth Financial, Inc.	$100.00	$129.08	$97.16	$11.19	$44.88	$40.19
S&P 500 Insurance Index	$100.00	$126.55	$118.56	$49.63	$56.50	$57.43
S&P 500®	$100.00	$121.46	$128.13	$80.73	$102.10	$112.01

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to changes in accounting for embedded credit derivatives and variable interest entities in 2010 and for other-than-temporary impairments in 2009), which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2010	2009	2008	2007	2006
Consolidated Statements of Income Information
Revenues:
Premiums	$5,854	$6,019	$6,777	$6,330	$5,802
Net investment income	3,266	3,033	3,730	4,135	3,787
Net investment gains (losses) (1)	(143)	(1,041)	(1,709)	(332)	(69)
Insurance and investment product fees and other	1,112	1,058	1,150	992	765

Total revenues	10,089	9,069	9,948	11,125	10,285

Benefits and expenses:
Benefits and operating expenses	9,556	9,468	10,420	9,038	8,068
Interest expense	457	393	470	481	364

Total benefits and expenses	10,013	9,861	10,890	9,519	8,432

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	76	(792)	(942)	1,606	1,853
Provision (benefit) for income taxes	(209)	(393)	(370)	452	570

Income (loss) from continuing operations before cumulative effect of accounting change	285	(399)	(572)	1,154	1,283
Income from discontinued operations, net of taxes (2)	—	—	—	15	41
Gain on sale of discontinued operations, net of taxes (2)	—	—	—	51	—

Income (loss) before cumulative effect of accounting change	285	(399)	(572)	1,220	1,324
Cumulative effect of accounting change, net of taxes (3)	—	—	—	—	4

Net income (loss)	285	(399)	(572)	1,220	1,328
Less: net income attributable to noncontrolling interests (4)	143	61	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)	$1,220	$1,328

Income (loss) from continuing operations per common share:
Basic	$0.58	$(0.88)	$(1.32)	$2.62	$2.81

Diluted (5)	$0.58	$(0.88)	$(1.32)	$2.58	$2.73

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.29	$(1.02)	$(1.32)	$2.77	$2.91

Diluted (5)	$0.29	$(1.02)	$(1.32)	$2.73	$2.83

Weighted-average common shares outstanding (6):
Basic	489.3	451.1	433.2	439.7	455.9

Diluted (5)	493.9	451.1	433.2	447.6	469.4

Cash dividends declared per common share (7)	$—	$—	$0.30	$0.38	$0.33

	Years ended December 31,
(Amounts in millions)	2010	2009	2008	2007	2006
Selected Segment Information
Total revenues:
Retirement and Protection	$6,765	$5,667	$6,336	$6,884	$6,652
International	2,484	2,560	2,907	2,689	2,144
U.S. Mortgage Insurance	754	826	851	805	658
Corporate and Other	86	16	(146)	747	831

Total	$10,089	$9,069	$9,948	$11,125	$10,285

Income (loss) from continuing operations before cumulative effect of accounting change:
Retirement and Protection	$403	$(60)	$(145)	$629	$641
International	587	441	608	580	469
U.S. Mortgage Insurance	(559)	(427)	(368)	171	262
Corporate and Other	(146)	(353)	(667)	(226)	(89)

Total	$285	$(399)	$(572)	$1,154	$1,283

Consolidated Balance Sheet Information
Total investments	$68,437	$63,515	$60,612	$70,800	$68,573
All other assets (8)	43,958	44,672	46,777	43,515	40,316
Assets associated with discontinued operations (2)	—	—	—	—	1,982

Total assets	$112,395	$108,187	$107,389	$114,315	$110,871

Policyholder liabilities	$69,169	$69,220	$73,291	$72,977	$70,793
Non-recourse funding obligations	3,437	3,443	3,455	3,455	2,765
Short-term borrowings	—	930	1,133	200	199
Long-term borrowings	4,952	3,641	4,261	3,903	4,021
All other liabilities	19,866	17,603	16,323	20,302	18,340
Liabilities associated with discontinued operations (2)	—	—	—	—	1,423

Total liabilities	$97,424	$94,837	$98,463	$100,837	$97,541

Accumulated other comprehensive income (loss)	$1,492	$(164)	$(3,062)	$727	$1,157
Noncontrolling interests (4)	$1,110	$1,074	$—	$—	$—
Total stockholders’ equity	$14,971	$13,350	$8,926	$13,478	$13,330

U.S. Statutory Financial Information (9)
Statutory capital and surplus (10)	$4,885	$5,878	$6,436	$6,597	$7,234
Asset valuation reserve (11)	$133	$56	$320	$430	$439

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

(6)

The number of shares used in our calculation of diluted earnings per common share in 2006, 2007, 2008, 2009 and 2010 was affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, RSUs and SARs and was calculated using the treasury method. In May 2009, stockholders approved, and in July 2009 we commenced, an offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). In August 2009, we granted the Replacement Awards, consisting of an aggregate of 2.6 million new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. Weighted-average shares outstanding also increased reflecting a public offering of 55.2 million shares of our Class A Common Stock in September 2009. See note 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of the exchange offer completed in August 2009 and note 3 for a discussion of the equity offering in September 2009.

(7)

We declared quarterly dividends of $0.075 per common share in the first and second quarter of 2006. During the third quarter of 2006, we increased the quarterly dividend 20% and declared dividends of $0.09 per common share in the third and fourth quarters of 2006 and the first and second quarters of 2007. During the third quarter of 2007, we increased the quarterly dividend 11% and declared dividends of $0.10 per common share in the third and fourth quarters of 2007 and the first, second and third quarters of 2008. In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. Therefore, no dividends were declared in the fourth quarter of 2008 or in 2009 and 2010.

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

(9)

We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.

(10)

Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries. It also includes the statutory capital and surplus of our discontinued operations for the year ended December 31, 2006.

(11)	Includes the asset valuation reserve of our discontinued operations for the year ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Retirement and Protection. We offer and manage a variety of protection, wealth management and retirement income products. Our primary protection products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. For the year ended December 31, 2010, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $403 million and $485 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2010, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $444 million and $434 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $559 million and $580 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions, the results of non-core businesses and non-strategic products that are managed outside of our operating segments. For the year ended December 31, 2010, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $146 million and $213 million, respectively.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement and Protection. The revenues in our Retirement and Protection segment consist primarily of:

•	net premiums earned on individual term life insurance, individual and group long-term care insurance, Medicare supplement insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal life insurance, term universal life insurance, linked-benefits, spread-based and variable products; (3) gross and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; (5) new insurance written for mortgage insurance, which in each case reflects the amount of business we generated during each period presented; and (6) written premiums net of cancellations for our Mexican insurance operations. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For our risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada, Australia and New Zealand. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date which will generate revenues and profits in a future period, rather than a measure of our revenues or profitability during that period.

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled presales and other loan workouts and claim mitigation actions. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including presales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as they specifically impact current and future loss reserves and level of claim payments.

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

General conditions and trends affecting our businesses

Financial and economic environment. As a financial security company, the stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Despite swings experienced in equity markets, credit markets, interest rate spreads and systemic European sovereign risk, global financial markets improved during 2010 from the volatility experienced in 2009. In 2010, Canadian and Australian economies and housing markets improved although the volume of high loan-to-value mortgage originations in Australia remained substantially below levels seen in prior years. The U.S. housing market reflected continuing stress, growing levels of foreclosures and variations in performance by sub-market, including continued signs of stabilization within certain regions. Europe remained a slow growth environment with lower consumer lending activity.

Slow economic growth, coupled with uncertain financial market, government policy, regulatory reform and other market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. As a result, our sales, revenues and profitability trends of certain insurance and investment products were adversely impacted during the first half of 2009. Since then, these trends have generally improved as investor confidence in the markets and the outlook for some consumers and businesses strengthened. Other factors such as government spending, monetary policies, regulatory initiatives, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

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

The U.S. government, Federal Reserve and other legislative and regulatory bodies continue to take a variety of other actions to support the capital markets, influence interest rates, stabilize housing markets and provide needed liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have positively affected these countries and their markets; however, there can be no assurance as to the future level of impact of any of these actions on the economic and financial markets, including levels of volatility. A delayed economic recovery period or a U.S. or global recessionary or debt crisis setback could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. During the fourth quarter of 2010, markets were characterized by rising U.S. Treasury yields and tightening credit spreads. A combination of improving macroeconomic data, anticipated fiscal stimulus in the form of tax cut extensions, weaker non-U.S. investor demand and the Federal Reserve’s second quantitative easing program designed to stimulate economic recovery and encourage investment in higher risk sectors in part drove intermediate and long interest rates higher in the fourth quarter. Strong investor demand for higher yielding assets and declining net supply of spread product continued to drive credit spreads tighter in most sectors. Concerns regarding systemic European sovereign risk resurfaced but concerns were more focused on particular European borrowers. For securitized products, the market was characterized by shrinking supply and lower issuance across all asset types. Asset valuations in securitized sectors continued to improve given a strong supply and demand imbalance, stable credit performance, and the structural protections embedded in the transactions brought to market.

Certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, but impairments of corporate bonds held in our investment portfolio continued their downward trend and were at moderate levels during the first half of 2010 with a minimal increase in the third and fourth quarters of 2010. We recorded net other-than-temporary impairments of $208 million during the year ended December 31, 2010 which were lower than prior year levels and we expect losses to moderate further. Additionally, during the year ended December 31, 2010, losses related to limited partnerships decreased $147 million as compared to the year ended December 31, 2009 with limited partnership gains since the first quarter of 2010. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with securities that have not been impaired continues to perform.

Looking ahead, we believe that the current credit environment provides us with opportunities to invest across a variety of asset classes to meet our yield requirements, as well as to continue execution of various risk management disciplines involving further diversification within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

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

The increase in life insurance sales we experienced during the second half of 2009 continued throughout 2010, in large part the result of strong adoption of our new term universal life insurance product. As anticipated, sales of our traditional term life insurance product have declined given the introduction late in 2009 of our new term universal life insurance product. We believe our term universal life insurance product offers a similar or better value proposition to the consumer as our traditional term life insurance product which we no longer sell, and is competitively priced for the middle and emerging affluent markets. We have experienced strong adoption of the product, with sales of $96 million in 2010. In our universal life insurance products, sales during 2010 were relatively stable given product changes made in 2009. Going forward, the level of new sales will depend on ongoing distributor and consumer adoption and usage, as well as overall market conditions.

Throughout 2009 and 2010, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. Additionally, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies written in 1999 and 2000 as they go through their post-level rate period. We expect this trend to continue as policies go through their post-level rate period and then moderate thereafter.

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

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, mortality, persistency, investment yields, new product sales, expenses and reinsurance as well as the relative competitiveness of our offerings.

In recent years, industry-wide first-year annualized premiums of long-term care insurance have either declined or grown moderately. While our overall sales in 2009 were adversely impacted primarily by the general economic conditions and lower sales through our independent distribution and career force channels, in the second half of 2009 and continuing into 2010, we experienced improvements in our long-term care insurance sales. Recent improvements are due in part to the breadth of our distribution, and we have made progress on multiple growth initiatives with an emphasis on distribution effectiveness and broadening our individual and group offerings.

In the first half of 2009, termination rates increased on our business resulting in lower benefits and other changes in policy reserves that contributed positively to results of operations. However, during the second half of 2009 and in 2010, termination rates have decreased and returned to levels experienced historically resulting in higher benefits and other changes in policy reserves that contributed to lower results of operations. In recent periods, we have experienced, and may continue to, experience higher claims in older issued policies which negatively impact our results of operations.

In the fourth quarter of 2010, one of our competitors announced its intent to exit the long-term care insurance market effective January 1, 2011. In addition, several competitors have announced their intent to seek rate actions on their individual and certain group long-term care insurance products. These announcements by competitors, coupled with our announcement, in October 2010, that we planned to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies, could disrupt the market and impact our sales going forward.

We continue pursuing multiple initiatives including: new product issuance and service offerings; investing in claims paying capabilities; maintaining tight expense management; actively exploring alternative reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include our older blocks of business and the potential for future in-force rate increases, where warranted. In this connection, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010 and the implementation of any rate increase will not begin to take effect until 2011. The state approval process of an in-force rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s policy anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete over the next several years. As of December 31, 2010, these blocks represented approximately $550 million, or 29%, of our total annual long-term care insurance premium in-force.

In addition, changes in regulations or government programs, including certain aspects of healthcare reform, such as the CLASS Act, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Wealth management. Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

The decline and volatility in the equity markets that began in 2008 negatively impacted the asset management industry overall, as well as our assets under management, net flows, the performance of certain mutual funds we offer and associated fee income. The recovery of equity and fixed income markets began in the second quarter of 2009 and continued throughout 2009 and 2010.

The market improvement, our introduction of new investment strategies, the expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us collectively contributed to our higher sales, net flows and assets under management. Depending upon the direction of equity markets in the future, we could see a correlated impact on sales, net flows and assets under management.

On December 31, 2010, we purchased the operating assets of Altegris. This acquisition provides a platform of alternative investments including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010. See note 8 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the acquisition.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses, new product sales and relative competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and company ratings. Our product offerings include current and minimum crediting rates on our spread-based products and surrender charges. Guaranteed benefit features of our in-force variable annuity products provide guaranteed death or living benefits to the consumer.

Recent product changes and sales of annuity products reflect a more targeted growth strategy in order to achieve appropriate risk adjusted returns. We have scaled back certain product features and targeted certain market segments to reduce risk in our annuity products. In January 2011, we announced we will discontinue sales of our variable deferred and group variable annuities.

In fixed annuities, sales may fluctuate as interest rates change and as we offer these products using a disciplined approach to meet targeted returns. We have introduced new market value adjustment deferred annuity products in the BGA channel and we have re-priced immediate annuities to maintain spreads and targeted returns. In 2009, spreads on fixed annuity products declined in connection with lower short-term rates and from holding higher cash balances to manage through challenging market conditions. During 2010, we reinvested a significant portion of the excess cash and achieved improvements in spread-related income as a result of higher yields. Looking ahead, we will continue to actively evaluate investment strategies in the event that interest rates increase rapidly resulting in liability durations shortening. We have targeted distributors and producers and maintained sales capabilities that align with this more focused strategy. Beginning in the second half of 2009, we expanded our distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to further expand these distribution relationships.

In variable annuities, the improvement in the equity markets favorably impacted our results. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products and associated hedging program which would impact our results. In response to the risk in equity markets, certain product features were scaled back to reduce adverse selection risk and volatility while costs to the consumer increased.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 61% as of December 31, 2010. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain selective.

Throughout 2009, we observed increased stability in international housing markets, particularly in Canada and Australia, as improving economic and employment outlooks, lower mortgage rates, improved housing affordability, certain government programs and improved consumer confidence resulted in increased home sales activity. As a result, home prices increased notably in these markets during 2009. During 2010, home price appreciation slowed in both Canada and Australia, particularly during the second half of the year. Looking forward into 2011, we expect home prices to stabilize or grow modestly in Australia while remaining relatively flat in Canada. Additionally, while unemployment increased during the first half of 2009, we observed a decline in unemployment rates in these two markets since the second half of 2009 with rates remaining fairly stable during the second half of 2010. In many of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery.

Since the beginning of 2010, the Bank of Canada increased the overnight rate by 75 basis points to 1.0% and we expect the Bank of Canada to maintain the overnight rate at current levels through the first half of 2011. In Australia, as a sign of the relative health and stability of that economy, the Reserve Bank of Australia increased the cash rate by 175 basis points to 4.75% between September 30, 2009 and December 31, 2010 and we also expect the Reserve Bank of Australia to maintain the cash rate at current levels through the first half of 2011.

In Canada, we experienced higher than anticipated levels of flow new insurance written during 2010. A low mortgage interest rate environment in 2010 and improved consumer confidence contributed to these higher levels. As of December 31, 2010, our 2010 book of business represents 12% of our insurance in-force while our 2007 and 2008 books, the two largest in our portfolio, together represent 34% of our insurance in-force. As a result of our large 2007 and 2008 books and subsequent smaller books seasoning during 2011, earned premium in Canada is expected to decline moderately relative to 2010 levels. In January 2011, the Canadian government announced tighter mortgage rules that will become effective in March and April of 2011. These changes may reduce the amount of net premiums written in 2011. This decline may be offset by modest growth in flow new insurance written in 2011, if economic conditions in Canada continue to be favorable and we are able to increase our market share.

In Australia, as a result of low interest rates during most of 2009 and specific government programs, there was an increase in mortgage originations by first-time home buyers and an associated increase in our flow new insurance written. The Australian government extended its enhanced first-time home buyer program benefits through the end of 2009, although at reduced levels, and eliminated these enhanced benefits altogether effective January 1, 2010. Additionally, high loan-to-value mortgage originations, particularly above 90% loan-to-value, declined significantly in 2010 as banks allocated less capital to high loan-to-value lending. As a result of lower levels of government support to first-time home buyers, a decline in high loan-to-value mortgage originations and increased interest rates beginning in the fourth quarter of 2009, there has been a decrease in mortgage originations and an associated decrease in our flow new insurance written during 2010. For 2011, we expect flow new insurance written to remain relatively flat compared to 2010 levels.

Over the past two years, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications that keep borrowers in their homes, asset management strategies such as arranged and facilitated sales and pursuing recoveries. These programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process and mitigate claim payments. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which had a favorable impact on our results of operations. We have also seen improvements in our total losses as economies continue to improve, home prices continue to increase, albeit at slower rates, and unemployment levels decline. With ongoing improvement in the Canadian and Australian economies and stable housing markets, as well as the success we experienced with our loss mitigation initiatives outlined above, we expect our overall loss levels to improve modestly over levels experienced in 2010.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

For the year ended December 31, 2010, net operating income in our lifestyle protection insurance business improved significantly as compared to the prior year. This improved profitability has been driven by stabilizing European unemployment levels and the impact of our policy re-pricing and distribution contract restructuring initiative in late 2009 through early 2010. Sales during 2010 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. However, sales increased modestly during the third quarter of 2010 before declining in the fourth quarter of 2010. We are actively pursuing various growth initiatives to expand our distribution channels and our product offerings which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales or the inability to generate targeted growth in new sales.

New claim registrations on unemployment-related policies have continued to decline throughout 2010 and are at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a decrease in our loss ratio. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. We expect unemployment rates in Europe to slowly decline over the next several quarters with regional variation. Additionally, we expect slow but positive European gross domestic product growth, which could positively impact consumer lending demand as well as reduce claim pressures through new job creation.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification efforts. These economic and housing market trends are continuing to be adversely affected by the ongoing weak domestic economy and related levels of unemployment. This has resulted in numerous outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated foreclosed and delinquent housing inventories which pressure home values. At the same time, home prices are continuing to show signs of stabilizing or improving in several U.S. markets after a significant decline from their peak levels. Overall, we anticipate some additional declines in home values into early 2011 and we expect unemployment and underemployment levels to stabilize though remain elevated for an extended period.

A weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets continued to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size have been driven down by growth in FHA originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which can make private mortgage insurance solutions less competitive with the FHA solution. Given recent FHA risk management actions, we have seen the private mortgage insurance penetration rate increase somewhat in the fourth quarter of 2010 and expect this to continue given the additional FHA pricing changes effective in October 2010. In contrast, GSEs have increased loan level pricing upcharges which can make private mortgage insurance less attractive compared to FHA solutions. Going forward, this trend may limit the demand for private mortgage insurance. Alternatively, given recently enacted adjustments in FHA policies and pricing along with GSE pricing and housing and financial reform involving the GSEs and government programs, the industry expects to regain market share over time. Specifically, the mortgage insurance industry level of market penetration and eventual market size could continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We control the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. For example, we announced in early 2010 the expansion of certain underwriting guidelines. We are also seeing the benefit of the previously implemented rate increase of 20% on average for our flow products and a reduction in lender captive cession which equates to an effective pricing improvement of approximately 15%. We also charge additional amounts for certain risk factors and increased the related pricing. In addition, we previously exited certain product lines, such as A minus, Alt-A and 100% loan-to-value products. During 2010, we eliminated our targeted declining market policy, which among other things, prohibits us from providing coverage on loans with 90% loan-to-value and below even in areas of the U.S. housing market where such conditions have begun to stabilize or improve. In early 2010, we reduced the number of markets subject to our declining market policy to allow coverage of loans up to 95% loan-to-value in additional markets given improving housing market conditions in those areas, which may result in increased new business written. In addition, we regularly monitor competitor pricing and underwriting changes and their potential impact.

Overall pressure on the housing market has adversely affected the performance of our portfolio, particularly our 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. While the impact was concentrated in certain states and product types, during 2009 and through 2010, the impact shifted to more traditional products reflecting elevated unemployment and underemployment levels throughout the country. In mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as these late stage delinquency loans go through foreclosure. We expect this trend to continue in 2011. Voluntary suspended foreclosure actions in response to problems associated with foreclosure process defects could cause claim payments to be deferred to later periods and potentially have an adverse impact on a recovery of the residential mortgage market.

As a result of the recent stabilization of home prices and unemployment levels in certain markets and expanded efforts in the mortgage market to modify loans, we experienced a decrease in new delinquencies during 2010. This decrease reflected a reduction in new delinquencies combined with higher claims and increased cures from government and lender loan modification programs and other loss mitigation activities through the first half of 2010. However, aged delinquencies continued to increase through the second half of 2010; moreover, foreclosures increased and short sales remained elevated through the same period, thereby pressuring home prices in certain markets resulting in higher levels of default. If home values continue to decline and credit remains tight, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, we have seen the level of loan modification actions slow down significantly during the fourth quarter of 2010. If this trend continues, a reduction of loan modifications would also have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions and targeted settlements, net of reinstatements, which occurred during the year ended December 31, 2010, resulted in a reduction of expected losses of $734 million compared to $847 million for loss mitigation activities occurring during the year ended December 31, 2009. Workouts and loan modifications, which related to loans representing 6% of our primary risk in-force as of December 31, 2010, and occurred during the year then ended resulted in a reduction of expected losses of $521 million compared to $217 million for year ended December 31, 2009. Our workout and loan modification programs with various lender and service customers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. During the year ended December 31, 2010, we executed loan restructurings and modifications with our lender partners that resulted in reduced monthly mortgage loan repayment amounts through reductions of the underlying loans’ interest rates or debt forgiveness by lenders or through a lengthening of the loans’ principal amortization period or through some combination thereof. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales and other non-cure workouts that occurred during the year ended December 31, 2010 resulted in a reduction of expected losses of $55 million compared to $47 million that occurred during the year ended December 31, 2009. As a result of investigation activities on certain insured delinquent loans, we found significant levels of misrepresentation and non-compliance with certain terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the year ended December 31, 2010 which reduced our expected losses at the time of rescission by $158 million compared to $583 million that occurred during the year ended December 31, 2009. During 2010, benefits from loss mitigation activities began shifting from rescissions to loan modifications where we expect a majority of our loss mitigation benefits to be achieved going forward. In addition, during the second half of 2010, we also began to experience an overall decline in loan modification benefits as well as continued aging trends in our delinquency inventory in part because of performance differences among loan servicers. These recent trends resulted in higher levels of paid claims and an increase in reserves of approximately $85 million in the third quarter of 2010 and approximately $350 million in the fourth quarter of 2010. Depending upon the mix of loss mitigation activity, market trends and employment levels in future periods, we could see additional adverse reserve changes.

During 2010, we reached agreements with a servicer and a counterparty that further reduced our risk in-force exposure. Our investigations process and rescission actions, along with expanded loan modification efforts supported by various related lender and government programs, have benefited our results significantly. While loan modification efforts have slowed, resulting benefits are expected to continue albeit at a slower pace. The level of rescission activities has declined and we expect this level to remain stable for the foreseeable future. At the same time, we continue to discuss with lenders any concerns with respect to our rescission practices and risk exposures in books of business. Going forward, however, there is no assurance regarding what specific level of benefits may result from modification, rescission or settlement activity. In addition, there are several programs related to the U.S. housing market being implemented by the U.S. government, GSEs, servicers and various lenders that we expect will mitigate losses on loans we insure. We are actively participating in and supporting these various programs. If these programs are successful, they could limit increases in paid claims. We continue to pursue ways to support mortgage servicers in their efforts to increase the benefits from loss mitigation activities.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the year ended December 31, 2010, we recorded reinsurance recoveries of $214 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006, 2007 and 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 book years.

The insurance laws of various states, including North Carolina, our domiciliary regulator, require mortgage insurers to maintain a minimum amount of statutory capital relative to risk in-force in order for a mortgage insurer to continue to write new business. As of December 31, 2010, none of our U.S. mortgage insurance subsidiaries had a risk-to-capital ratio in excess of 25:1. As of January 31, 2011, GEMICO slightly exceeded the 25:1 risk-to-capital requirement. However, GEMICO was granted a revocable two-year risk-to-capital waiver, effective January 31, 2011, by the NCDOI. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina, during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. We are also pursuing a temporary waiver of the risk-to-capital requirement with other state regulators with a risk-to-capital requirement and where the authority to grant a waiver exists. Given that the NCDOI is GEMICO’s domiciliary insurance regulator, the effect of the NCDOI’s waiver similarly extends to the 34 states that do not have their own risk-to-capital requirements, thereby enabling GEMICO to continue to write business in those states so long as it is permitted to do so in North Carolina under the NCDOI’s waiver or because its risk-to-capital ratio decreases below 25:1. Further, so as to be able to write new business out of GEMICO in the remaining states which do have separate minimum risk-to-capital requirements, we are also pursuing similar waivers of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists. In addition to the NCDOI’s waiver, to date, four states have granted us the authority to continue to write business in their state either by a waiver or an administrative no action letter. Consequently, while we seek additional state waivers, GEMICO remains authorized to write new business in 39 states. In anticipation of the possibility that GEMICO would breach its risk-to-capital requirements and a required waiver might not yet be granted, ultimately approved or maintained in force, we took all requisite steps to enable another of our U.S. mortgage insurance subsidiaries, GRMIC-NC, to write new business in lieu of GEMICO and have begun to do so in any state where GEMICO is restricted due to its breach of its 25:1 risk-to-capital requirements and where no waiver has been granted. We continue to work with relevant state regulators and the GSEs to maintain their related approvals and our ongoing eligibility.

It is also likely that during 2011 another of our U.S. mortgage insurance subsidiaries, GMIC-NC, an affiliated reinsurer of our U.S. mortgage insurance risk, will breach its minimum risk-to-capital requirement. We have initiated a similar filing process for waivers on the part of GMIC-NC. As to GMIC-NC, in addition to the waivers we are seeking, we may provide such reinsurance out of other mortgage insurance affiliates to the extent they continue to meet their minimum risk-to-capital requirements and may seek to restructure existing reinsurance arrangements to provide additional capacity for such reinsurance, all of which will be subject to review by the NCDOI and the GSEs and there can be no assurances as to their approval where required or that they will not otherwise object.

We also continue to execute on our capital flexibility strategy to support the financial strength of our U.S. mortgage insurance business. During December 2010, we completed an intercompany, non-cash preferred securities exchange transaction that resulted in an increase to statutory capital of approximately $218 million in our U.S. mortgage insurance companies. This transaction was contingent upon receiving appropriate regulatory approval, which was granted in January 2011; this transaction was effective for reported 2010 year end statutory financial statements.

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

See notes 2 and 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities.

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

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2010, 2009 and 2008, key assumptions were unlocked in our Retirement and Protection segment to reflect our current expectation of future investment spreads, lapse rates, mortality and reinsurance costs.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2010, 2009 and 2008, key assumptions were unlocked in our international and U.S. mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Retirement and Protection	$(8)	$(15)	$(1)
International	5	3	4
U.S. Mortgage Insurance	—	—	14

Total	$(3)	$(12)	$17

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

We regularly review DAC to determine if it is recoverable from future income as part of our loss recognition testing. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization and potentially an increase in benefit reserves, to address any premium deficiency. The establishment of such a reserve is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premium, estimated gross profits and expected losses and expenses of our businesses. As of December 31, 2010, we believe all of our businesses have sufficient future income where the related DAC is recoverable based on our best estimates of morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates expected to occur.

In 2009, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $54 million reflecting unfavorable equity market performance. In 2008, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $55 million reflecting unfavorable equity market performance. In addition, based on management’s assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business was not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

As of December 31, 2010, we believe all of our businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur.

Continued low interest rates have impacted the recoverability margins on our immediate annuity products. As of December 31, 2010 and 2009, we had margin of approximately $70 million and $15 million, respectively, on $7,370 million and $7,627 million, respectively, of net U.S. GAAP liability related to our immediate annuity products. The risks we face include adverse variations in interest rates and/or mortality. Adverse experience in one or both of these risks could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2010, we believe all of our businesses have sufficient future income where the related PVFP is recoverable based on our best estimates of morbidity, mortality, withdrawal or lapse rate, maintenance expense and interest rates that are expected to occur.

As of December 31, 2010, we believe all of our businesses have sufficient future income where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur. For the years ended December 31, 2010, 2009 and 2008, there were no charges to income as a result of our PVFP recoverability or loss recognition testing.

Continued low interest rates and lower than expected termination rates have impacted the margins on our acquired long-term care insurance business. As of December 31, 2010 and 2009, we had margin of approximately $115 million and $10 million, respectively, on $2,857 million and $2,858 million, respectively, of net U.S. GAAP liability related to our individual and group long-term care insurance products. The risks we face include adverse variations in morbidity, interest rates, lapse and mortality. Adverse variation in one or more of these risks could result in additional amortization of PVFP or the establishment of additional benefit reserves. Any favorable variation would result in additional margin in our PVFP loss recognition analysis and would result in higher earnings recognition over the remaining duration of the in-force block. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

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

For the operating income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. We primarily utilize the operating income model to determine fair value for all reporting units except for our life and long-term care insurance reporting units. In addition to the operating income model, we also consider the valuation of our Canadian mortgage insurance subsidiary’s publicly traded stock price in determining fair value for that reporting unit. The significant assumptions in the operating income model include: income projections, which are dependent on new business production, customer behavior, operating expenses and market conditions; discount rate; and terminal growth rate.

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. We utilize the statutory distributable income model to determine fair value for our life and long-term care insurance reporting units. The significant assumptions in the statutory distributable income model include: required capital levels; income projections, which are dependent on mortality or morbidity, new business production growth, new business projection period, policyholder behavior and other specific industry and market conditions; and discount rate.

The cash flows used to determine fair value are dependent on a number of significant assumptions based on our historical experience, our expectations of future performance and expected economic environment. We determine the best estimate of our income projections based on current market conditions as well as our expectation of future market conditions. Our estimates of projected income are subject to change given the inherent uncertainty in predicting future results, which are impacted by the significant assumptions noted above for the respective model used to determine fair value. Additionally, the discount rate used to determine fair value is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows as well as our expectation of the discount rate that would be utilized by a hypothetical market participant.

We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In 2008, we impaired all goodwill associated with our U.S. mortgage insurance, retirement income and institutional reporting units. Accordingly, these businesses are no longer subject to goodwill impairment testing but do have a significant impact on the valuation of our market capitalization in comparison to our book value. When reconciling to our market capitalization, we estimate the values for these businesses and also consider the negative value that would be associated with corporate debt, which would be subtracted from the fair value of our businesses to calculate the total value attributed to equity holders. We then compare the total value attributed to equity holders to our market capitalization.

For all of our reporting units, except for our long-term care insurance reporting unit, fair value was in excess of book value and they were not at risk of failing our goodwill impairment testing.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. If this “implied goodwill” exceeds the reporting unit’s goodwill balance, goodwill is deemed recoverable. Accordingly, we evaluated our long-term care insurance reporting unit’s goodwill balance of $425 million and determined that the amount of implied goodwill was approximately 300% of the amount of goodwill currently recorded. Accordingly, goodwill was recoverable and not impaired.

The key assumptions that impact our evaluation of goodwill for our long-term care insurance reporting unit under our goodwill impairment assessment primarily relate to the discount rate utilized to determine the present value of the projected cash flows and the valuation of new business.

While the valuation of our in-force business for long-term care insurance is included in the fair value of the reporting unit, the in-force value does not contribute significant, incremental value to support goodwill based on a hypothetical acquisition under our goodwill impairment assessment.

We determine the appropriate discount rate based on our experience and understanding of common actuarial appraisal methodologies that we believe market participants would also utilize when evaluating similar product lines where there is significant experience for a product and policyholder assumptions (i.e., lapse, mortality and morbidity).

The valuation of new business is determined by utilizing several inputs such as expected new business production, both in terms of the quantity and number of years of new production assumed, as well as profitability of the new business, which is primarily dependent on policyholder assumptions, expected investment returns and targeted capital levels.

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

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and our expectation of future development. These assumptions include claim rates for loans in default, the average amount paid for loans that result in a claim and an estimate of the number of loans in our delinquency inventory that will be rescinded or modified (collectively referred to as “loss mitigation actions”) based on the effects that such loss mitigation actions have had on our historical claim frequency rates, including an estimate for reinstatement of previously rescinded coverage. Each of these assumptions is established by management based on historical and expected experience. We have established processes, as well as contractual rights, to ensure we receive timely information from loan servicers to aid us in the establishment of our estimates. In addition, when we have obtained sufficient facts and circumstances through our investigative process, we have the unilateral right under our master policies and at law to rescind coverage ab initio on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves based on actual experience and our historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim) and loan coverage percentage. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. Our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.

In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during 2010 in our U.S. mortgage insurance business, a reasonably possible quarterly change could be an 8% change in the average frequency reserve factor, which would change the gross reserve amount for such quarter by approximately $390 million for our U.S. mortgage insurance businesses. Based on our actual experience during 2010 in our international mortgage insurance business, a reasonably possible quarterly change could be a $1,000 change in the average severity reserve factor combined with a 1% change in the average frequency reserve factor, which would change the gross reserve amount by approximately $25 million for our international mortgage insurance businesses based on current exchange rates. As these sensitivities are based on our 2010 experience, given the high level of uncertainty in the economic environment, there is a reasonable likelihood that these changes in assumptions could occur in the near term. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

In addition to the sensitivities discussed above, our more recent books of business in both our U.S. and certain international mortgage insurance businesses have experienced higher losses than our previous book years as a result of the global economic environment. In our U.S. mortgage insurance business, our 2006, 2007 and the first half of 2008 books of business have been experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. Variations we consider reasonably possible could include an increase of 10% in these expected losses over a three-year period ending December 31, 2013 that would result in a decrease in after-tax operating results of approximately $80 million. Additional adverse variation could result in additional negative impacts while favorable variations would result in improved margins. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

In our international mortgage insurance business, we anticipate reduced levels of losses as a result of improving housing markets and economies. However, if housing markets and economies do not improve and instead deteriorate, we may experience increased losses. Variations we consider reasonably possible to occur could include an increase in projected losses for our international mortgage insurance business of between 5% and 10% over the next year. If changes at these levels were to occur, after-tax operating results could be negatively impacted by approximately $15 million to approximately $25 million over this same period based on current foreign exchange rates. The potential for either additional adverse loss development or favorable loss development exists that could further impact our business underwriting margins.

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

As of December 31, 2010 and 2009, we had $4.5 billion and $4.7 billion, respectively, of unearned premiums, of which $3.1 billion for both years related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2010, 2009 and 2008, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $52 million, $49 million and $53 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than assumed for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and assumed experience. Loss development and policy cancellation variations that could be considered reasonably possible to occur in the future could result in an increase in after-tax operating results of up to $76 million or a decrease in operating results of up to $26 million, depending on the magnitude of variation experienced. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

In our U.S. Mortgage Insurance segment, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $5 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $50 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

The remaining portion of our unearned premiums relates to our lifestyle protection and long-term care insurance businesses where the underlying assumptions as to risk emergence are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably possible for these businesses would not result in a material impact on our results of operations.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. Tax planning strategies are actions that are prudent and feasible, that an entity ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. Tax planning strategies are incorporated into our analysis and assessment. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementation of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances. Tax planning strategies considered include the restructuring of certain operations, reallocation of investments away from tax-exempt securities and a life/non-life election. These measures would accelerate the use of NOL carryforwards and other deferred tax asset components.

As of December 31, 2010, we have a net deferred tax liability of $521 million with a $189 million valuation allowance related to state and foreign gross deferred tax assets. We have a consolidated gross deferred tax asset of $1,803 million related to NOL carryforwards of $5,150 million as of December 31, 2010, which, if not used, will expire beginning in 2022.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in its foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as, the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2010, U.S. deferred income taxes were not provided on approximately $1,862 million of unremitted foreign income we considered permanently reinvested.

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

The following table sets forth the consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$5,854	$6,019	$6,777	$(165)	(3)%	$(758)	(11)%
Net investment income	3,266	3,033	3,730	233	8%	(697)	(19)%
Net investment gains (losses)	(143)	(1,041)	(1,709)	898	86%	668	39%
Insurance and investment product fees and other	1,112	1,058	1,150	54	5%	(92)	(8)%

Total revenues	10,089	9,069	9,948	1,020	11%	(879)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	5,994	5,818	5,806	176	3%	12	—%
Interest credited	841	984	1,293	(143)	(15)%	(309)	(24)%
Acquisition and operating expenses, net of deferrals	1,965	1,884	2,160	81	4%	(276)	(13)%
Amortization of deferred acquisition costs and intangibles	756	782	884	(26)	(3)%	(102)	(12)%
Goodwill impairment	—	—	277	—	—%	(277)	(100)%
Interest expense	457	393	470	64	16%	(77)	(16)%

Total benefits and expenses	10,013	9,861	10,890	152	2%	(1,029)	(9)%

Income (loss) before income taxes	76	(792)	(942)	868	110%	150	16%
Benefit for income taxes	(209)	(393)	(370)	184	47%	(23)	(6)%

Net income (loss)	285	(399)	(572)	684	171%	173	30%
Less: net income attributable to noncontrolling interests	143	61	—	82	134%	61	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)	$602	131%	$112	20%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2010 compared to 2009

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment increased $13 million primarily attributable to a $61 million increase in our long-term care insurance business, partially offset by a $49 million decrease in our life insurance business.

•

Our International segment decreased $135 million as a result of a $202 million decrease in our lifestyle protection insurance business partially offset by a $67 million increase in our international mortgage insurance business. The year ended December 31, 2010 included an increase of $75 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $41 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.8% for the year ended December 31, 2010 from 4.4% for the year ended December 31, 2009. The increase in weighted-average investment yields was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

•	Net investment income for the year ended December 31, 2010 included $147 million of lower losses related to limited partnerships as compared to the year ended December 31, 2009.

•	The year ended December 31, 2010 included a decrease of $35 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $208 million of net other-than-temporary impairments in 2010 as compared to $1,058 million in 2009. Of total impairments, $152 million and $578 million, respectively, related to structured securities, including $92 million and $414 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities for the years ended December 31, 2010 and 2009. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $30 million in 2010 compared to $90 million in 2009. We also recorded $6 million and $323 million of impairments related to financial hybrid securities primarily from banks in the United Kingdom, Ireland and the Netherlands during 2010 and 2009, respectively. We recorded $9 million of higher impairments related to limited partnership investments in 2010 compared to 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains related to derivatives of $50 million in 2010 were primarily related to $37 million of gains from the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives, exceeding the losses from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities. The increase also included $13 million of gains from non-qualifying interest rate swaps, $7 million of gains from the change in value of our credit default swaps due to narrowing credit spreads and $4 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $11 million of losses associated with derivatives used to hedge foreign currency risk. Net investment gains of $21 million related to derivatives in 2009. These gains were primarily related to $97 million of gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk and $60 million of gains from credit default swaps utilized to improve our diversification and portfolio yield. These gains were partially offset by $98 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $24 million of losses due to hedge ineffectiveness, $11 million of losses associated with inflation swaps related to hedges of securities with inflation adjusted yields and $3 million of other losses associated with non-qualifying hedges.

•

We also recorded $24 million of lower net gains related to available-for-sale securities in 2010 compared to 2009. We recorded $3 million of net losses related to securitization entities primarily associated with derivatives during the year ended December 31, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

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

•

Our Retirement and Protection segment increased $195 million mainly driven by an increase of $73 million in our wealth management business, an increase of $62 million in our life insurance business, an increase of $31 million in our long-term care insurance business and an increase of $29 million in our retirement income business.

•	Corporate and Other activities decreased $140 million.

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

•

Our Retirement and Protection segment increased $299 million attributable to an increase of $175 million in our long-term care insurance business, an increase of $107 million in our life insurance business and an increase of $17 million in our retirement income business.

•

Our International segment decreased $221 million driven by a decrease of $147 million in our lifestyle protection insurance business and a decrease of $74 million in our international mortgage insurance business. The year ended December 31, 2010 included an increase of $34 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $99 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $42 million principally related to our retirement income business.

•	Corporate and Other activities decreased $101 million.

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

•

Our Retirement and Protection segment increased $124 million from an increase of $58 million in our wealth management business, an increase of $49 million in our long-term care insurance business and an increase of $18 million in our life insurance business.

•

Our International segment decreased $21 million attributable to a decrease of $52 million in our lifestyle protection insurance business, partially offset by an increase of $31 million in our international mortgage insurance business.

•	Corporate and Other activities decreased $21 million.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our Retirement and Protection segment decreased $5 million primarily due to a decrease of $59 million in our retirement income business and a decrease of $27 million in our long-term care insurance business, partially offset by an increase of $81 million in our life insurance business.

•

Our International segment decreased $15 million from a decrease of $33 million in our lifestyle protection insurance business that was partially offset by an increase of $18 million in our international mortgage insurance business. The year ended December 31, 2010 included an increase of $5 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment increased $7 million primarily related to our life insurance business.

•

Our International segment increased $8 million primarily related to our international mortgage insurance business. The year ended December 31, 2010 included an increase of $1 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $49 million.

Benefit for income taxes. The effective tax rate decreased to (275.0)% for the year ended December 31, 2010 from 49.6% for the year ended December 31, 2009. The decrease in the effective tax rate was attributable to the release of uncertain tax benefits related to our separation from our former parent, lower taxed foreign income and tax favored investments. The year ended December 31, 2010 included an increase of $22 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The year ended December 31, 2010 included an increase of $13 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. Net income available to Genworth Financial, Inc.’s common stockholders in the current year was primarily related to improved investment performance, partially offset by a higher loss in our U.S. mortgage insurance business. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders was an increase of $34 million, net of taxes, attributable to changes in foreign exchange rates.

2009 compared to 2008

Premiums

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

Net investment income

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

•

We recorded $1,058 million of net other-than-temporary impairments in 2009 as compared to $2,131 million in 2008. Of total impairments, $515 million and $1,332 million related to residential mortgage-backed and asset-backed securities for the years ended December 31, 2009 and 2008, respectively. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $90 million in 2009 compared to $620 million in 2008. We also recorded $323 million of impairments related to financial hybrid securities primarily from banks in the United Kingdom, Ireland and the Netherlands during 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

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

Interest credited

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

Goodwill impairment

•	Our Retirement and Protection segment decreased $243 million from a decrease in our retirement income business.

•	Our U.S. Mortgage Insurance segment decreased $22 million.

•	Corporate and Other activities decreased $12 million.

Interest expense

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

Benefit for income taxes. The effective tax rate increased to 49.6% for the year ended December 31, 2009 from 39.3% for the year ended December 31, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in 2008. The year ended December 31, 2009 included a decrease of $13 million attributable to changes in foreign exchange rates.

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

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2010, 2009 and 2008 was $126 million, $198 million and $469 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010 and a $25 million after-tax expense recorded in the fourth quarter of 2008 related to reorganization costs.

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

The following table includes a reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Net income (loss)	$285	$(399)	$(572)
Less: net income attributable to noncontrolling interests	143	61	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	142	(460)	(572)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	90	658	1,016
Net tax benefit related to separation from our former parent	(106)	—	—
Expenses related to reorganization, net of taxes	—	—	25

Net operating income available to Genworth Financial, Inc.’s common stockholders	$126	$198	$469

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2010	2009	2008
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.29	$(1.02)	$(1.32)

Diluted	$0.29	$(1.02)	$(1.32)

Weighted-average common shares outstanding:
Basic	489.3	451.1	433.2

Diluted (1)	493.9	451.1	433.2

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for December 31, 2009 and 2008, the inclusion of 1.9 million and 1.7 million, respectively, of shares for stock options, RSUs and SARs would have been antidilutive to the calculation. If we had not incurred a net loss for 2009 and 2008, dilutive potential common shares would have been 453.0 million and 434.9 million, respectively. The inclusion of these shares would have been antidilutive to the calculation.

Diluted weighted-average shares outstanding for 2010 reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

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

Retirement and Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$3,326	$3,313	$3,659	$13	—%	$(346)	(9	) %
Net investment income	2,505	2,256	2,453	249	11%	(197)	(8)%
Net investment gains (losses)	(136)	(777)	(705)	641	82%	(72)	(10)%
Insurance and investment product fees and other	1,070	875	929	195	22%	(54)	(6)%

Total revenues	6,765	5,667	6,336	1,098	19%	(669)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,916	3,617	3,932	299	8%	(315)	(8)%
Interest credited	695	737	761	(42)	(6)%	(24)	(3)%
Acquisition and operating expenses, net of deferrals	1,005	881	928	124	14%	(47)	(5)%
Amortization of deferred acquisition costs and intangibles	456	461	430	(5)	(1)%	31	7%
Goodwill impairment	—	—	243	—	—%	(243)	(100)%
Interest expense	104	97	172	7	7%	(75)	(44)%

Total benefits and expenses	6,176	5,793	6,466	383	7%	(673)	(10)%

Income (loss) before income taxes	589	(126)	(130)	715	NM (1)	4	3%
Provision (benefit) for income taxes	186	(66)	15	252	NM (1)	(81)	NM	(1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	403	(60)	(145)	463	NM (1)	85	59%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	82	484	360	(402)	(83)%	124	34%
Expenses related to reorganization, net of taxes	—	—	12	—	—%	(12)	(100)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$485	$424	$227	$61	14%	$197	87%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$144	$217	$264	$(73)	(34)%	$(47)	(18)%
Long-term care insurance	174	171	166	3	2%	5	3%
Wealth management	40	28	43	12	43%	(15)	(35)%
Retirement income	127	8	(246)	119	NM (1)	254	103%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$485	$424	$227	$61	14%	$197	87%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $73 million primarily attributable to an increase in claims as a result of higher mortality in both our universal life and term products compared to the prior year, higher lapses compared to pricing assumptions on our term life insurance policies issued in 1999 and 2000 as they go through their post-level rate period and a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in the prior year that did not recur. These decreases were partially offset by higher net investment income.

•

Our long-term care insurance business increased $3 million from growth of the in-force block from new sales and in-force rate actions and higher investment income in 2010, partially offset by higher claims from the aging in-force block and lower terminations.

•	Our wealth management business increased $12 million attributable to higher average assets under management from market growth and positive net flows.

•

Our retirement income business increased $119 million. Our spread-based products increased $88 million primarily from an increase in net investment spreads. Our fee-based products increased $31 million mainly attributable to market growth.

Revenues

Premiums

•

Our life insurance business decreased $49 million mainly attributable to the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. The decrease was also a result of higher lapses on our term life insurance policies as they go through their post-level rate period and an unfavorable reinsurance adjustment of $8 million in 2010.

•

Our long-term care insurance business increased $61 million mainly attributable to growth of the in-force block from new sales and in-force rate actions. The current year included an unfavorable reinsurance adjustment of $7 million compared to an unfavorable reinsurance adjustment of $16 million in the prior year.

Net investment income

•

Our life insurance business increased $51 million primarily attributable to limited partnerships accounted for under the equity method. Net investment income included $2 million of gains related to limited partnerships in 2010 compared to $34 million of losses related to limited partnerships in 2009. The increase was also attributable to higher average invested assets due to growth of our in-force block.

•

Our long-term care insurance business increased $117 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income in 2010 included $3 million of gains related to limited partnerships accounted for under the equity method compared to $25 million of losses in 2009.

•

Our retirement income business increased $81 million primarily related to limited partnerships accounted for under the equity method. Net investment income included $3 million of gains related to limited partnerships in 2010 compared to $81 million of losses related to limited partnerships in 2009. Net investment income for our spread-based products also benefited from the reinvestment of the high cash balances held during 2009. These increases were partially offset by lower average invested assets.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $229 million primarily driven by lower losses from the sale of investment securities related to portfolio repositioning and lower impairments recorded in 2010.

•

Net investment losses in our long-term care insurance business decreased $255 million primarily from lower losses from sales of investment securities related to portfolio repositioning, lower impairments and higher derivative gains in the current year.

•

Net investment losses in our retirement income business decreased $156 million primarily related to lower losses associated with our variable annuity products with GMWBs as a result of changes in non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives and lower losses from the sale of investment securities related to portfolio repositioning for our spread-based products.

Insurance and investment product fees and other

•

Our life insurance business increased $62 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products. The prior year also included a favorable adjustment related to estimated gross profit assumptions in our universal life insurance products that did not recur.

•	Our long-term care business increased $31 million primarily driven by our equity access business as a result of higher margins on loans.

•	Our wealth management business increased $73 million primarily attributable to higher average assets under management from market growth and positive net flows.

•	Our retirement income business increased $29 million mainly due to higher average account values of our fee-based products from market growth.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $107 million principally related to increased claims associated with higher mortality in our universal life and term life insurance products compared to the prior year, growth of our in-force block and an increase in reserves due to growth in our term universal life insurance product.

•

Our long-term care insurance business increased $175 million primarily as a result of the aging and growth of our long-term care insurance in-force block and lower terminations in 2010. Additionally, in the fourth quarter of 2010, we recorded $19 million of an increase in claim reserves associated with an annual review of claims duration. The prior year included a favorable reinsurance adjustment of $15 million that did not recur.

•

Our retirement income business increased $17 million primarily attributable to our spread-based products related to higher amortization of sales inducements as a result of lower net investment losses in 2010 and higher lapses, partially offset by lower life-contingent sales in 2010. Our fee-based products increased related to our guaranteed minimum benefit liabilities driven by less favorable market performance in 2010 compared to the prior year, partially offset by a decrease in GMDB claims.

Interest credited. Interest credited decreased $42 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $18 million primarily from growth of our term universal life insurance products.

•

Our long-term care insurance business increased $49 million largely driven by our equity access business as a result of increases in broker commissions on loans and from growth of our long-term care insurance in-force block.

•	Our wealth management business increased $58 million primarily from increased asset-based expenses as assets under management increased from market growth and positive net flows.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $81 million primarily attributable to a prior year favorable adjustment to estimated gross profits of $44 million and lower amortization of $5 million from a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products that did not recur in 2010. Also contributing to the increase was higher amortization from growth of our universal and term universal life insurance products and higher lapses on our term life insurance policies as they go through their post level rate period.

•

Our long-term care insurance business decreased $27 million largely driven by a $25 million favorable adjustment in the fourth quarter of 2010 to defer costs associated with the sale of joint policies that were incorrectly expensed as a result of a systems conversion in late 2008. The decrease was also attributable to lower terminations in 2010. These decreases were partially offset by growth of our long-term care insurance in-force block.

•

Our retirement income business decreased $59 million primarily related to a decrease of $83 million from our fee-based products. The prior year included additional DAC amortization of $54 million from loss recognition testing that did not recur. Additionally, amortization decreased as a result of lower gains in the current year related to embedded derivatives associated with our variable annuity products with GMWBs. This decrease was partially offset by an unfavorable refinement of assumptions of $9 million in 2010. Our spread-based products increased $24 million mainly from higher DAC amortization attributable to lower net investment losses in the current year, partially offset by a favorable unlocking of $14 million primarily related to lower lapse trends in 2010 as compared to an unfavorable DAC unlocking of $8 million primarily related to spread assumptions in the prior year.

Interest expense. Interest expense increased $7 million primarily related to our life insurance business from higher letter of credit fees in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 31.6% for the year ended December 31, 2010 from 52.4% for the year ended December 31, 2009. The decrease in the effective tax rate was primarily attributable to the proportion of tax favored investment benefits to pre-tax results in the current year compared to the prior year and a change in uncertain tax positions in 2009.

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

Retirement and Protection selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Term life insurance
Net earned premiums	$886	$936	$948	$(50)	(5)%	$(12)	(1)%
Annualized first-year premiums	19	78	91	(59)	(76)%	(13)	(14)%
Life insurance in-force, net of reinsurance	457,079	473,367	480,641	(16,288)	(3)%	(7,274)	(2)%
Life insurance in-force before reinsurance	595,259	622,800	625,766	(27,541)	(4)%	(2,966)	—%

Term universal life insurance
Net deposits	$66	$—	$—	$66	NM (1)	$—	—%
Term universal life annualized first-year deposits	96	—	—	96	NM (1)	—	—%
Life insurance in-force, net of reinsurance	45,256	—	—	45,256	NM (1)	—	—%
Life insurance in-force before reinsurance	45,562	—	—	45,562	NM (1)	—	—%

Universal and whole life insurance
Net earned premiums and deposits	$486	$465	$545	$21	5%	$(80)	(15)%
Universal life annualized first-year deposits	37	33	51	4	12%	(18)	(35)%
Universal life excess deposits	106	99	161	7	7%	(62)	(39)%
Life insurance in-force, net of reinsurance	43,867	43,915	43,889	(48)	—%	26	—%
Life insurance in-force before reinsurance	50,602	50,919	51,308	(317)	(1)%	(389)	(1)%

Total life insurance
Net earned premiums and deposits	$1,438	$1,401	$1,493	$37	3%	$(92)	(6)%
Annualized first-year premiums	19	78	91	(59)	(76)%	(13)	(14)%
Annualized first-year deposits	133	33	51	100	NM (1)	(18)	(35)%
Excess deposits	106	99	161	7	7%	(62)	(39)%
Life insurance in-force, net of reinsurance	546,202	517,282	524,530	28,920	6%	(7,248)	(1)%
Life insurance in-force before reinsurance	691,423	673,719	677,074	17,704	3%	(3,355)	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2010 compared to 2009

Term life insurance

Net earned premiums decreased mainly as a result of lower sales in the current year from the introduction in late 2009 of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products and higher lapses on policies as they go through their post-level rate period.

Term universal life insurance

In late 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. The increase is related to the continued growth of our in-force block.

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, linked-benefits products, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Net earned premiums:
Long-term care	$1,945	$1,910	$1,854	$35	2%	$56	3%
Medicare supplement and other	322	296	273	26	9%	23	8%

Total	$2,267	$2,206	$2,127	$61	3%	$79	4%

Annualized first-year premiums and deposits	$279	$207	$256	$72	35%	$(49)	(19)%

2010 compared to 2009

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

Wealth management

The following table sets forth selected operating performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Assets under management, beginning of period	$18,865	$15,447	$21,584	$3,418	22%	$(6,137)	(28)%
Gross flows	5,773	4,778	4,892	995	21%	(114)	(2)%
Redemptions	(3,726)	(4,023)	(4,618)	297	7%	595	13%

Net flows	2,047	755	274	1,292	171%	481	176%
Market performance	1,639	2,663	(6,411)	(1,024)	(38)%	9,074	142%
Acquisition (1)	2,189	—	—	2,189	NM (2)	—	—

Assets under management, end of period	$24,740	$18,865	$15,447	$5,875	31%	$3,418	22%

(1)

Relates to the acquisition of Altegris on December 31, 2010. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the acquisition.

(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The results of our wealth management business represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc. and Quantuvis Consulting, Inc.

2010 compared to 2009

The increase in assets under management was primarily attributable to market growth, positive net flows and the acquisition of Altegris on December 31, 2010.

2009 compared to 2008

The increase in assets under management was primarily due to favorable equity market performance and positive net flows. Redemptions decreased from improved business performance and market conditions.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Income Distribution Series (1)
Account value, beginning of period	$5,943	$5,234	$4,535	$709	14%	$699	15%
Deposits	659	620	1,984	39	6%	(1,364)	(69)%
Surrenders, benefits and product charges	(565)	(449)	(467)	(116)	(26)%	18	4%

Net flows	94	171	1,517	(77)	(45)%	(1,346)	(89)%
Interest credited and investment performance	553	538	(818)	15	3%	1,356	166%

Account value, end of period	$6,590	$5,943	$5,234	$647	11%	$709	14%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,016	$1,756	$2,345	$260	15%	$(589)	(25)%
Deposits	108	90	345	18	20%	(255)	(74)%
Surrenders, benefits and product charges	(275)	(229)	(259)	(46)	(20)%	30	12%

Net flows	(167)	(139)	86	(28)	(20)%	(225)	NM (2)
Interest credited and investment performance	229	399	(675)	(170)	(43)%	1,074	159%

Account value, net of reinsurance, end of period	$2,078	$2,016	$1,756	$62	3%	$260	15%

Variable life insurance
Account value, beginning of period	$298	$266	$403	$32	12%	$(137)	(34)%
Deposits	12	13	17	(1)	(8)%	(4)	(24)%
Surrenders, benefits and product charges	(37)	(40)	(43)	3	8%	3	7%

Net flows	(25)	(27)	(26)	2	7%	(1)	(4)%
Interest credited and investment performance	40	59	(111)	(19)	(32)%	170	153%

Account value, end of period	$313	$298	$266	$15	5%	$32	12%

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

2010 compared to 2009

Income Distribution Series

Account value related to our Income Distribution Series products increased from the prior year attributable to market growth and positive net flows.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from the prior year was principally as a result of market growth, partially offset by surrenders outpacing sales.

Variable life insurance

We no longer market this product; however, we continue to service our existing block of business.

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

Variable life insurance

We no longer market this product; however, we continue to service our existing block of business.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Fixed annuities
Account value, beginning of period	$11,409	$11,996	$12,073	$(587)	(5)%	$(77)	(1)%
Deposits	377	571	1,730	(194)	(34)%	(1,159)	(67)%
Surrenders, benefits and product charges	(1,345)	(1,565)	(2,233)	220	14%	668	30%

Net flows	(968)	(994)	(503)	26	3%	(491)	(98)%
Interest credited	378	407	426	(29)	(7)%	(19)	(4)%

Account value, end of period	$10,819	$11,409	$11,996	$(590)	(5)%	$(587)	(5)%

Single premium immediate annuities
Account value, beginning of period	$6,675	$6,957	$6,668	$(282)	(4)%	$289	4%
Premiums and deposits	413	400	989	13	3%	(589)	(60)%
Surrenders, benefits and product charges	(1,028)	(1,044)	(1,065)	16	2%	21	2%

Net flows	(615)	(644)	(76)	29	5%	(568)	NM (1)
Interest credited	344	362	365	(18)	(5)%	(3)	(1)%
Effect of accumulated net unrealized investment gains (losses)	124	—	—	124	NM (1)	—	—%

Account value, end of period	$6,528	$6,675	$6,957	$(147)	(2)%	$(282)	(4)%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,115	$1,106	$1,103	$9	1%	$3	—%
Premiums and deposits	—	10	3	(10)	100%	7	NM (1)
Surrenders, benefits and product charges	(61)	(59)	(57)	(2)	(3)%	(2)	(4)%

Net flows	(61)	(49)	(54)	(12)	(24)%	5	9%
Interest credited	59	58	57	1	2%	1	2%

Account value, net of reinsurance, end of period	$1,113	$1,115	$1,106	$(2)	—%	$9	1%

Total premiums from spread-based products	$155	$154	$564	$1	1%	$(410)	(73)%

Total deposits on spread-based products	$635	$827	$2,158	$(192)	(23)%	$(1,331)	(62)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2010 compared to 2009

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits. Sales have slowed significantly given the low interest rate environment and other market conditions.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded deposits and premiums. Sales have slowed significantly given the low interest rate environment and other market conditions.

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

International segment

Segment results of operations

The following table sets forth the results of operations relating to our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$1,933	$2,068	$2,357	$(135)	(7)%	$(289)	(12)%
Net investment income	509	470	549	39	8%	(79)	(14)%
Net investment gains (losses)	20	(4)	(24)	24	NM (1)	20	83%
Insurance and investment product fees and other	22	26	25	(4)	(15)%	1	4%

Total revenues	2,484	2,560	2,907	(76)	(3)%	(347)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	586	807	646	(221)	(27)%	161	25%
Acquisition and operating expenses, net of deferrals	798	819	1,031	(21)	(3)%	(212)	(21)%
Amortization of deferred acquisition costs and intangibles	267	282	359	(15)	(5)%	(77)	(21)%
Interest expense	59	51	40	8	16%	11	28%

Total benefits and expenses	1,710	1,959	2,076	(249)	(13)%	(117)	(6)%

Income from continuing operations before income taxes	774	601	831	173	29%	(230)	(28)%
Provision for income taxes	187	160	223	27	17%	(63)	(28)%

Net income	587	441	608	146	33%	(167)	(27)%
Less: net income attributable to noncontrolling interests	143	61	—	82	134%	61	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	444	380	608	64	17%	(228)	(38)%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(10)	5	16	(15)	NM (1)	(11)	(69)%
Expenses related to reorganization, net of taxes	—	—	9	—	—%	(9)	(100)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$434	$385	$633	$49	13%	$(248)	(39)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$363	$329	$481	$34	10%	$(152)	(32)%
Lifestyle protection insurance	71	56	152	15	27%	(96)	(63)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$434	$385	$633	$49	13%	$(248)	(39)%

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The year ended December 31, 2010 included an increase of $43 million and a decrease of $8 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the impact of foreign exchange and the timing of the initial public offering of our Canadian mortgage insurance business in 2009 which resulted in lower net operating income of $82 million in the current year, net operating income for our international mortgage insurance business increased from lower losses, partially offset by lower premiums. There was also a benefit from newly enacted Australian tax legislation in 2010.

•

Net operating income for our lifestyle protection insurance business increased primarily due to the benefit from price and distribution contract changes coupled with stabilization of economic conditions. This was partially offset by lower sales from reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $67 million and our lifestyle protection insurance business decreased $202 million.

•

The year ended December 31, 2010 included an increase of $98 million and a decrease of $23 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was largely related to lower premiums in Australia as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums and lower new business volumes in 2010. In addition, premiums decreased from lower cancellations in both Australia and Canada. Rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain, also contributed to the decrease in premiums.

•	The decrease in our lifestyle protection insurance business was attributable to a decrease in overall premium volumes driven by slower lending in Europe and our runoff block of business.

Net investment income

•	Our international mortgage insurance business increased $42 million and our lifestyle protection insurance business decreased $3 million.

•

The year ended December 31, 2010 included an increase of $37 million and a decrease of $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily due to higher average invested assets in Australia and reinvestment of cash balances in Canada, partially offset by lower yields on assets acquired during the year.

•

The decrease in our lifestyle protection insurance business was largely due to lower yields and lower invested assets which were partially offset by reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a gain position.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business decreased $74 million and our lifestyle protection insurance business decreased $147 million.

•

The year ended December 31, 2010 included an increase of $37 million and a decrease of $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The decrease in our international mortgage insurance business was primarily related to Canada as losses declined driven by lower average reserve per delinquency from an improving economy, as well as loss mitigation activities. In Australia, losses decreased as a result of lower reserves per delinquency. Losses in Europe also declined primarily related to ongoing loss mitigation activities.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe. These decreases were partially offset by higher paid claims.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $31 million and our lifestyle protection insurance business decreased $52 million.

•

The year ended December 31, 2010 included an increase of $13 million and a decrease of $13 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily related to higher public company expenses in Canada and an increase in non-deferrable expenses in Australia.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $18 million and our lifestyle protection insurance business decreased $33 million.

•

The year ended December 31, 2010 included an increase of $9 million and a decrease of $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was as a result of an increase in amortization of DAC from the seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was attributable to a decrease from our runoff business and a decrease in the United Kingdom from lower single premium sales related to new business regulations.

Interest expense

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business increased $1 million.

•	The year ended December 31, 2010 included an increase of $1 million attributable to changes in foreign exchange rates for our lifestyle protection insurance business.

•	The increase in our international mortgage insurance business was related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

Provision for income taxes. The effective tax rate decreased to 24.2% for the year ended December 31, 2010 compared to 26.6% for the year ended December 31, 2009. This decrease in the effective tax rate was primarily attributable to a change in uncertain tax positions, the favorable impact of newly enacted Australian tax legislation and lower taxed foreign income in the current year. The year ended December 31, 2010 also included increases of $21 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The year ended December 31, 2010 included an increase of $13 million attributable to changes in foreign exchange rates.

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

•

The decrease in our lifestyle protection insurance business was primarily associated with an increase in claims particularly in Spain, Ireland and the United Kingdom as a result of slowing economic conditions. In addition, premiums were lower from reduced levels of consumer lending, lower single premium sales in the United Kingdom related to new business regulations and a slowing economic environment. However, in the fourth quarter of 2009, net operating income available to Genworth Financial, Inc.’s common stockholders was $23 million as new claim registrations continued to decline and we completed various re-pricing actions.

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

•

The decrease in our lifestyle protection insurance business was primarily attributable to reduced levels of consumer lending, lower single premium sales related to new business regulations in the United Kingdom and a slowing economic environment, primarily in Spain, Italy and Portugal. There was also a decrease from our runoff block of business related to lower cancellations in the current market environment. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009.

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

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in profit commissions driven by lower volume and higher claims, particularly in the United Kingdom, and lower paid commissions related to a decline in new business. Additionally, in the fourth quarter of 2008, we recorded $7 million of non-operating expenses related to costs associated with the plan for workforce reduction and other restructuring actions that did not recur.

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

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in the United Kingdom from lower single premium sales related to new business regulations and a decrease from our runoff block of business.

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

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Primary insurance in-force	$564,100	$498,700	$405,400	$65,400	13%	$93,300	23%
Risk in-force	190,400	166,700	130,900	23,700	14%	35,800	27%
New insurance written	59,900	52,300	78,600	7,600	15%	(26,300)	(33)%
Net premiums written	819	698	983	121	17%	(285)	(29)%
Net earned premiums	994	927	975	67	7%	(48)	(5)%

2010 compared to 2009

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the years ended December 31, 2010 and 2009, this factor was 35%.

Primary insurance in-force and risk in-force increased mainly as a result of new insurance written in Canada and Australia, partially offset by loss mitigation activities in Europe and cancellations in Australia. Primary insurance in-force and risk in-force included increases of $46.1 billion and $16.4 billion, respectively, attributable to changes in foreign exchange rates as of December 31, 2010.

New insurance written

In Canada, flow new insurance written increased primarily driven by growth of the mortgage origination market. Also contributing to the increase was growth in bulk new insurance written in Australia, Canada and Mexico. New bulk transactions in Australia resulted from some liquidity returning to the securitization market; while in Canada, new bulk transactions were driven by select lenders seeking capital relief as well as credit enhancement for government securitization programs. Partially offsetting these increases was a decrease in flow new insurance written in Australia reflecting higher interest rates and lower mortgage originations primarily driven by a reduction in first-time homebuyer benefits and in Europe where we have taken actions to selectively reduce new business including exiting selected distribution relationships. The year ended December 31, 2010 included an increase of $6.2 billion attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2010, our unearned premium reserves were $3.1 billion, including an increase of $0.2 billion attributable to changes in foreign exchange rates, compared to $3.1 billion as of December 31, 2009. Excluding the effects of foreign exchange, our unearned premium reserves decreased primarily related to seasoning of our in-force block of business.

Net premiums written increased primarily driven by an increase in new insurance written in Canada and higher rescissions and other terminations related to loss mitigation activities in Europe during 2009. This increase was partially offset by a decrease in new insurance written in Australia as well as a decrease in average price driven by a decline in new business volume with loan-to-value ratios of more than 90% and higher ceded reinsurance premiums. The year ended December 31, 2010 included an increase of $79 million attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, the decrease in net earned premiums was largely related to lower premiums in Australia as seasoning of our in-force block of business was more than offset by increased ceded reinsurance premiums and lower new business volumes in 2010. In addition, premiums decreased from lower cancellations in both Australia and Canada. Rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain, also contributed to the decrease in net earned premiums. The year ended December 31, 2010 included an increase of $98 million attributable to changes in foreign exchange rates.

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

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2009, our unearned premium reserves were $3.1 billion, including an increase of $521 million attributable to changes in foreign exchange rates, compared to $2.8 billion as of December 31, 2008. Excluding the effects of foreign exchange, our unearned premium reserves decreased primarily related to the recognition of premiums earned in 2009, lower net written premiums in Canada and loss mitigation activities in Europe.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Loss ratio	39%	50%	39%	(11)%	11%
Expense ratio	36%	35%	30%	1%	5%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2010 compared to 2009

The decrease in the loss ratio was primarily attributable to lower losses in Canada driven by lower average reserve per delinquency from an improving economy, as well as loss mitigation activities. In Australia, losses decreased as a result of lower average reserve per delinquency. There were also decreased losses in Europe related to ongoing loss mitigation activities.

The expense ratio was relatively flat as higher expenses in both Canada and Australia were offset by an increase in net premiums written.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the effective risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2010	2009	2008
Loan-to-value ratio:
95.01% and above	$46,675	$40,177	$29,578
90.01% to 95.00%	45,078	38,488	29,370
80.01% to 90.00%	41,911	36,265	28,192
80.00% and below	56,700	51,788	43,760

Total	$190,364	$166,718	$130,900

Loan type (1):
Fixed rate mortgage	$3,720	$3,368	$2,956
Adjustable rate mortgage	186,644	163,350	127,944

Total	$190,364	$166,718	$130,900

Mortgage term:
15 years and under	$88,591	$76,684	$61,484
More than 15 years	101,773	90,034	69,416

Total	$190,364	$166,718	$130,900

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Risk in-force in all loan-to-value categories above 80.00% increased primarily as a result of flow new insurance written in Canada and Australia. Excluding the effects of foreign exchange, risk in-force in the 80.00% and below loan-to-value category decreased primarily from cancellations in Australia. Total risk in-force included an increase of $16.4 billion attributable to changes in foreign exchange rates as of December 31, 2010.

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

	2010	2009	2008
Primary insurance:
Insured loans in-force	2,986,059	2,911,605	2,899,397
Delinquent loans	21,082	22,821	19,791
Percentage of delinquent loans (delinquency rate)	0.71%	0.78%	0.68%

Flow loans in-force	2,468,354	2,418,144	2,362,077
Flow delinquent loans	17,684	19,652	17,841
Percentage of flow delinquent loans (delinquency rate)	0.72%	0.81%	0.76%

Bulk loans in-force	517,705	493,461	537,320
Bulk delinquent loans (1)	3,398	3,169	1,950
Percentage of bulk delinquent loans (delinquency rate)	0.66%	0.64%	0.36%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,376, 3,154 and 1,431 as of December 31, 2010, 2009 and 2008, respectively.

Flow loans in-force increased as a result of our continued growth in Canada, partially offset by our loss mitigation efforts in Europe. Bulk loans in-force increased primarily driven by new bulk sales in Mexico and Canada. Flow delinquent loans decreased primarily from our loss mitigation activities in Europe.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance and other related consumer protection insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$1,725	$1,801	$2,438	$(76)	(4)%	$(637)	(26)%
Mexico operations gross written premiums	—	50	83	(50)	(100)%	(33)	(40)%
Net earned premiums	939	1,141	1,382	(202)	(18)%	(241)	(17)%

2010 compared to 2009

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to reduced levels of consumer lending. We sold our Mexico operations in the third quarter of 2009; therefore, there were no sales in 2010. The year ended December 31, 2010 included a decrease of $36 million attributable to changes in foreign exchange rates.

Net earned premiums

The decrease in net earned premiums was primarily attributable to a decrease in overall premium volumes driven by slower lending in Europe and our runoff business. The year ended December 31, 2010 included a decrease of $23 million attributable to changes in foreign exchange rates.

2009 compared to 2008

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, decreased mainly attributable to a decline in the United Kingdom, Spain and Ireland as a result of slowing economic conditions and new regulations in the United Kingdom resulting in lower single premium sales. The year ended December 31, 2009 included a decrease of $173 million attributable to changes in foreign exchange rates.

Net earned premiums

The decrease was primarily attributable to reduced levels of consumer lending, lower single premium sales related to new business regulations in the United Kingdom and a slowing economic environment, primarily in Spain, Italy and Portugal. There was also a decrease from our runoff block of business. These decreases were partially offset by a favorable impact from our re-pricing actions taken in the second half of 2009. The year ended December 31, 2009 included a decrease of $109 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$595	$636	$740	$(41)	(6)%	$(104)	(14)%
Net investment income	116	134	142	(18)	(13)%	(8)	(6)%
Net investment gains (losses)	33	49	(58)	(16)	(33)%	107	184%
Insurance and investment product fees and other	10	7	27	3	43%	(20)	(74)%

Total revenues	754	826	851	(72)	(9)%	(25)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,491	1,392	1,221	99	7%	171	14%
Acquisition and operating expenses, net of deferrals	131	132	138	(1)	(1)%	(6)	(4)%
Amortization of deferred acquisition costs and intangibles	19	22	80	(3)	(14)%	(58)	(73)%
Goodwill impairment	—	—	22	—	—%	(22)	(100)%

Total benefits and expenses	1,641	1,546	1,461	95	6%	85	6%

Loss before income taxes	(887)	(720)	(610)	(167)	(23)%	(110)	(18)%
Benefit for income taxes	(328)	(293)	(242)	(35)	(12)%	(51)	(21)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(559)	(427)	(368)	(132)	(31)%	(59)	(16)%
Adjustment to net loss to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(21)	(32)	38	11	34%	(70)	(184)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(580)	$(459)	$(330)	$(121)	(26)%	$(129)	(39)%

2010 compared to 2009

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was the result of an increase in losses, lower premiums and a decrease in net investment income. In the fourth quarter of 2010, we had a net operating loss of $352 million primarily related to reserve strengthening.

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market, partially offset by lower premium refunds related to rescission activity. Our flow persistency was 85% for the year ended December 31, 2010 compared to 84% in the prior year.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 also included $3 million of lower losses related to limited partnerships accounted for under the equity method.

The decrease in net investment gains was primarily driven by lower gains on sales of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in net paid claims of $193 million and a decrease in change in reserves of $94 million. The increase in net paid claims was principally attributable to higher claim counts within the 2006, 2007 and 2008 book years and continued aging of the delinquency inventory, partially offset by lower average claim payments reflecting lower loan balances.

The overall decrease in the change in loss reserves in the current year was driven by lower new delinquencies throughout 2010 and an overall decrease in expected claims since the fourth quarter of 2009 related to our loss mitigation efforts. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Current claims experience within our portfolio indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This current experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010.

Benefits and other changes in reserves also included a reinsurance credit under certain of our captive reinsurance arrangements of $214 million and $275 million for the years ended December 31, 2010 and 2009, respectively. In the third quarter of 2009, we reached a settlement of arbitration proceedings with a lender regarding bulk transactions of $95 million, consisting of $203 million of paid claims and a decrease in reserves of $108 million that did not recur.

Benefit for income taxes. The effective tax rate decreased to 37.0% for the year ended December 31, 2010 from 40.7% for the year ended December 31, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investments.

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

Benefit for income taxes. The effective tax rate increased to 40.7% for the year ended December 31, 2009 from 39.7% for the year ended December 31, 2008. This increase in the effective tax rate was primarily attributable to the impairment of non-deductible goodwill in 2008.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Primary insurance in-force	$125,900	$145,100	$162,500	$(19,200)	(13)%	$(17,400)	(11)%
Risk in-force	29,300	32,100	36,200	(2,800)	(9)%	(4,100)	(11)%
New insurance written	9,800	11,300	39,800	(1,500)	(13)%	(28,500)	(72)%
Net premiums written	593	625	793	(32)	(5)%	(168)	(21)%

2010 compared to 2009

Primary insurance in-force and risk in-force

Primary insurance in-force and risk in-force decreased primarily as a result of rescission and other loss mitigation actions, including agreements with a counterparty that reduced our bulk risk in-force exposure. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset and limited by tight domestic credit markets and lending guidelines, as well as a weak housing market and limited mortgage credit liquidity. Our flow persistency was 85% and 84% for the years ended December 31, 2010 and 2009, respectively.

New insurance written

New insurance written decreased primarily driven by constraints in the bulk market. This decrease was partially offset by an increase in flow new insurance written from an increase in our mortgage insurance market share, partially offset by tighter mortgage insurance guidelines and mortgage lender underwriting standards.

Net premiums written

Net premiums written decreased principally from lower new insurance written during 2010 as a result of a smaller mortgage insurance origination market.

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

Net premiums written

Net premiums written decreased principally from lower new insurance written during 2009 as a result of the economic recession.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Loss ratio	251%	219%	165%	32%	54%
Expense ratio	25%	25%	30%	—%	(5)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, amortization of DAC and intangibles and goodwill impairment.

2010 compared to 2009

The increase in the loss ratio was primarily attributable to an increase in net paid claims, partially offset by a decrease in change in reserves and a decline in net earned premiums. The increase in paid claims was principally attributable to higher claim counts within the 2006, 2007 and 2008 book years, partially offset by lower average claim payments reflecting lower loan balances. The overall decrease in the change in loss reserves in the current year was driven by lower new delinquencies throughout 2010 and an overall decrease in expected claims since the fourth quarter of 2009 related to our loss mitigation efforts.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Current claims experience within our portfolio indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This current experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010.

In the third quarter of 2009, we reached a $95 million settlement with a lender regarding certain bulk transactions. Excluding the effect of this settlement, the loss ratio for the year ended December 31, 2009 would have been 204%.

The expense ratio was flat as lower expenses were offset by a decrease in net premiums written for the year ended December 31, 2010.

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

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2010	2009	2008
Primary risk in-force lender concentration (by original applicant)	$29,037	$31,722	$35,822
Top 10 lenders	14,647	15,814	17,639
Top 20 lenders	16,729	18,540	21,140

Loan-to-value ratio:
95.01% and above	$7,274	$7,962	$9,084
90.01% to 95.00%	10,044	10,832	12,247
80.01% to 90.00%	11,243	12,245	13,691
80.00% and below	476	683	800

Total	$29,037	$31,722	$35,822

Loan grade:
Prime	$26,139	$28,376	$31,838
A minus and sub-prime	2,898	3,346	3,984

Total	$29,037	$31,722	$35,822

Loan type (1):
Fixed rate mortgage:
Flow	$27,874	$30,196	$33,928
Bulk	517	690	779
Adjustable rate mortgage:
Flow	624	755	1,022
Bulk	22	81	93

Total	$29,037	$31,722	$35,822

Type of documentation:
Alt-A (2):
Flow	$872	$1,064	$1,359
Bulk	41	244	324
Standard (3):
Flow	27,626	29,887	33,591
Bulk	498	527	548

Total	$29,037	$31,722	$35,822

Mortgage term:
15 years and under	$425	$367	$428
More than 15 years	28,612	31,355	35,394

Total	$29,037	$31,722	$35,822

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
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

Delinquent loans and claims

The claim process in our U.S. Mortgage Insurance segment is similar to the process we follow in our international mortgage insurance business except that in the United States, the master policies generally require an insured to notify us of a delinquency no later than ten days after the borrower has been in default by three monthly payments. See “—International Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of December 31:

	2010	2009	2008
Primary insurance:
Insured loans in-force	781,024	890,730	990,357
Delinquent loans	95,395	122,279	83,377
Percentage of delinquent loans (delinquency rate)	12.21%	13.73%	8.42%

Flow loans in-force	687,964	753,370	846,645
Flow delinquent loans	92,225	107,495	72,166
Percentage of flow delinquent loans (delinquency rate)	13.41%	14.27%	8.52%

Bulk loans in-force	93,060	137,360	143,712
Bulk delinquent loans (1)	3,170	14,784	11,211
Percentage of bulk delinquent loans (delinquency rate)	3.41%	10.76%	7.80%

A minus and sub-prime loans in-force	77,822	89,678	104,845
A minus and sub-prime delinquent loans	22,827	29,238	23,047
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	29.33%	32.60%	21.98%

Pool insurance:
Insured loans in-force	17,880	20,370	21,940
Delinquent loans	989	781	568
Percentage of delinquent loans (delinquency rate)	5.53%	3.83%	2.59%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,713, 11,319 and 4,450 as of December 31, 2010, 2009 and 2008, respectively.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its housing markets. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. However, we have seen delinquencies decrease in our primary insurance in-force since the fourth quarter of 2009 as a result of settlements reached with counterparties in 2010, as well as a decline in new flow delinquencies.

Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the United States and the ten largest states by our risk in-force and total reserves as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2010	Percent of total reserves as of December 31, 2010 (1)	Delinquency rate as of December 31,
			2010	2009	2008
By Region:
Southeast (2)	23%	34%	16.79%	18.36%	11.73%
South Central (3)	16	14	11.00%	12.42%	7.27%
Northeast (4)	14	10	11.66%	11.60%	6.72%
North Central (5)	11	12	11.51%	12.20%	6.90%
Pacific (6)	11	14	14.39%	19.43%	10.77%
Great Lakes (7)	9	7	8.92%	10.20%	8.16%
Plains (8)	6	3	8.14%	8.29%	4.72%
New England (9)	5	3	10.71%	12.48%	7.03%
Mid-Atlantic (10)	5	3	10.67%	13.08%	7.03%

Total	100%	100%	12.21%	13.73%	8.42%

(1)	Total reserves were $2,282 million as of December 31, 2010.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

	Percent of primary risk in-force as of December 31, 2010	Percent of total reserves as of December 31, 2010 (1)	Delinquency rate as of December 31,
			2010	2009	2008
By State:
Florida	8%	23%	28.31%	30.77%	20.94%
Texas	7%	3%	8.71%	9.49%	6.25%
New York	7%	4%	9.76%	9.42%	5.26%
California	5%	7%	13.99%	21.87%	13.36%
Illinois	5%	7%	15.79%	16.40%	8.92%
Georgia	4%	4%	16.16%	17.62%	10.21%
North Carolina	4%	2%	11.23%	11.73%	6.74%
Pennsylvania	4%	2%	10.94%	11.13%	6.97%
New Jersey	4%	4%	17.30%	17.35%	9.52%
Ohio	3%	2%	8.19%	8.47%	7.37%

(1)	Total reserves were $2,282 million as of December 31, 2010.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2010:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
1999 and prior	7.78%	1%	$1,783	1.4%	$461	1.6%
2000	8.28%	—	321	0.3	81	0.3
2001	7.53%	—	1,126	0.9	283	1.0
2002	6.63%	1	2,729	2.2	667	2.3
2003	5.65%	2	10,937	8.7	1,865	6.4
2004	5.88%	3	6,557	5.2	1,477	5.1
2005	5.98%	14	10,523	8.4	2,688	9.3
2006	6.50%	22	14,102	11.2	3,429	11.8
2007	6.58%	49	30,926	24.5	7,611	26.2
2008	6.17%	8	28,642	22.7	7,086	24.4
2009	5.07%	—	8,806	7.0	1,458	5.0
2010	4.66%	—	9,423	7.5	1,931	6.6

Total portfolio	6.14%	100%	$125,875	100.0%	$29,037	100.0%

(1)	Total reserves were $2,282 million as of December 31, 2010.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2007 and 2006 books, but we expect the pattern of claims frequency within our 2009 book to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2003 through December 31, 2007 represented 58% of our primary insurance in-force as of December 31, 2010. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2007, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. A minus and sub-prime loans represented 10% and 11% of our primary risk in-force as of December 31, 2010 and 2009, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2010 were $1,173 million, compared to $981 million and $481 million for the years ended December 31, 2009 and 2008, respectively. Pool insurance claims paid were $2 million or less for the years ended December 31, 2010, 2009 and 2008.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 110%, 108% and 105% for the years ended December 31, 2010, 2009 and 2008, respectively.

Corporate and Other

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$—	$2	$21	$(2)	(100)%	$(19)	(90)%
Net investment income	136	173	586	(37)	(21)%	(413)	(70)%
Net investment gains (losses)	(60)	(309)	(922)	249	81%	613	66%
Insurance and investment product fees and other	10	150	169	(140)	(93)%	(19)	(11)%

Total revenues	86	16	(146)	70	NM (1)	162	111%

Benefits and expenses:
Benefits and other changes in policy reserves	1	2	7	(1)	(50)%	(5)	(71)%
Interest credited	146	247	532	(101)	(41)%	(285)	(54)%
Acquisition and operating expenses, net of deferrals	31	52	63	(21)	(40)%	(11)	(17)%
Amortization of deferred acquisition costs and intangibles	14	17	15	(3)	(18)%	2	13%
Goodwill impairment	—	—	12	—	—%	(12)	(100)%
Interest expense	294	245	258	49	20%	(13)	(5)%

Total benefits and expenses	486	563	887	(77)	(14)%	(324)	(37)%

Loss before income taxes	(400)	(547)	(1,033)	147	27%	486	47%
Benefit for income taxes	(254)	(194)	(366)	(60)	(31)%	172	47%

Net loss available to Genworth Financial, Inc.’s common stockholders	(146)	(353)	(667)	207	59%	314	47%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	39	201	602	(162)	(81)%	(401)	(67)%
Expenses related to reorganization, net of taxes	—	—	4	—	—%	(4)	(100)%
Net tax benefit related to separation from our former parent	(106)	—	—	(106)	NM (1)	—	—%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(213)	$(152)	$(61)	$(61)	(40)%	$(91)	(149)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2010 compared to 2009

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year was primarily attributable to income from the early retirement of institutional contracts at a discount to contract values in the prior year that did not recur.

Revenues

Net investment income decreased primarily driven by lower investment income related to policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy, lower yields on floating rate investments and a decline in average invested assets. Net investment income also included $3 million of higher losses related to limited partnership investments accounted for under the equity method in 2010. These decreases were partially offset by an increase in net investment income largely related to the consolidation of certain securitization entities as of January 1, 2010.

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

Interest expense increased largely related to the consolidation of certain securitization entities as of January 1, 2010 and debt issued in the fourth quarter of 2009 and in 2010.

The effective tax rate increased to 63.5% for the year ended December 31, 2010 as compared to 35.5% for the year ended December 31, 2009 primarily related to the release of uncertain tax positions related to separation from our former parent company in relation to a pre-tax loss.

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

Benefits and expenses

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

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$2,619	5.2%	$2,458	5.6%	$2,878	(0.2)%	$161	(0.4)%	$(420)
Fixed maturity securities—non-taxable	4.3%	59	4.7%	107	4.6%	109	(0.4)%	(48)	0.1%	(2)
Commercial mortgage loans	5.6%	391	5.5%	432	6.1%	523	0.1%	(41)	(0.6)%	(91)
Restricted commercial mortgage loans related to securitization entities (1)	7.4%	39	—%	—	—%	—	7.4%	39	—%	—
Equity securities	6.7%	14	7.0%	16	8.2%	29	(0.3)%	(2)	(1.2)%	(13)
Other invested assets	8.6%	104	(4.1)%	(82)	(0.1)%	(2)	12.7%	186	(4.0)%	(80)
Restricted other invested assets related to securitization entities (1)	0.5%	2	—%	—	—%	—	0.5%	2	—%	—
Policy loans	7.8%	112	8.4%	143	9.2%	162	(0.6)%	(31)	(0.8)%	(19)
Cash, cash equivalents and short-term investments	0.5%	21	0.6%	49	2.5%	132	(0.1)%	(28)	(1.9)%	(83)

Gross investment income before expenses and fees	4.9%	3,361	4.5%	3,123	5.3%	3,831	0.4%	238	(0.8)%	(708)
Expenses and fees	(0.1)%	(95)	(0.1)%	(90)	(0.1)%	(101)	—%	(5)	—%	11

Net investment income	4.8%	$3,266	4.4%	$3,033	5.2%	$3,730	0.4%	$233	(0.8)%	$(697)

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall weighted-average investment yields in 2010 was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Net investment income for the year ended December 31, 2010 included $147 million of lower losses related to limited partnerships accounted for under the equity method as compared to the year ended December 31, 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009. The decrease in overall investment yield in 2009 was primarily attributable to lower yields on floating rate investments and reduced yields from holding higher cash and short-term investment balances to cover near term obligations and portfolio repositioning activities. Lower valuation marks on limited partnerships and a decrease in policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy also contributed to lower yields. Net investment income for years ended December 31, 2009 and 2008 included $160 million and $70 million, respectively, of losses related to limited partnerships accounted for under the equity method. Bond calls and commercial mortgage loan prepayments were $27 million and $33 million for the years ended December 31, 2009 and 2008, respectively.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Available-for-sale securities:
Realized gains	$156	$255	$133
Realized losses	(151)	(226)	(250)

Net realized gains (losses) on available-for-sale securities	5	29	(117)

Impairments:
Total other-than-temporary impairments	(122)	(1,499)	(2,131)
Portion of other-than-temporary impairments included in OCI	(86)	441	—

Net other-than-temporary impairments	(208)	(1,058)	(2,131)

Trading securities	19	22	(43)
Commercial mortgage loans	(29)	(28)	(2)
Net gains (losses) related to securitization entities (1)	(3)	—	—
Derivative instruments	50	21	611
Other	23	(27)	(27)

Net investment gains (losses)	$(143)	$(1,041)	$(1,709)

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2010 compared to 2009

•

We recorded $208 million of net other-than-temporary impairments in 2010 as compared to $1,058 million in 2009. Of total impairments, $152 million and $578 million, respectively, related to structured securities, including $92 million and $414 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities for the years ended December 31, 2010 and 2009. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $30 million in 2010 compared to $90 million in 2009. We also recorded $6 million and $323 million of impairments related to financial hybrid securities primarily from banks in the United Kingdom, Ireland and the Netherlands during 2010 and 2009, respectively. We recorded $9 million of higher impairments related to limited partnership investments in 2010 compared to 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains related to derivatives of $50 million in 2010 were primarily related to $37 million of gains from the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives, exceeding the losses from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities. The increase also included $13 million of gains from non-qualifying interest rate swaps, $7 million of gains from the change in value of our credit default swaps due to narrowing credit spreads and $4 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $11 million of losses associated with derivatives used to hedge foreign currency risk. Net investment gains of $21 million related to derivatives in 2009. These gains were primarily related to $97 million of gains in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk and $60 million of gains from credit default swaps utilized to improve our diversification and portfolio yield. These gains were partially offset by $98 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $24 million of losses due to hedge ineffectiveness, $11 million of losses associated with inflation swaps related to hedges of securities with inflation adjusted yields and $3 million of other losses associated with non-qualifying hedges.

•

We also recorded $24 million of lower net gains related to available-for-sale securities in 2010 compared to 2009. We recorded $3 million of net losses related to securitization entities primarily associated with derivatives during the year ended December 31, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2010 and 2009 was $1,932 million from the sale of 338 securities and $1,513 million from the sale of 328 securities, respectively, which was approximately 93% and 88%, respectively, of book value. The loss on sales of securities in the year ended December 31, 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur during the period that changed our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the year ended December 31, 2010, the average period of time those securities had been continuously in an unrealized position was approximately 17 months. The securities sold at a loss during the year ended December 31, 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010, one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities, one U.S. corporate security, one municipal bond and one collateralized mortgage obligation security that were sold for total losses of $6 million, $6 million and $5 million, respectively, in the third quarter of 2010, and one asset-backed security that was sold for a total loss of $9 million in the fourth quarter of 2010. Of the securities that were sold at a loss during the year ended December 31, 2009, the average period of time those securities had been continuously in an unrealized position was approximately 11 months. The securities sold at a loss in 2009 included one in the financial services sector that was sold for a total loss of $49 million due to portfolio repositioning.

2009 compared to 2008

•

We recorded $1,058 million of net other-than-temporary impairments in 2009 as compared to $2,131 million in 2008. Of total impairments, $515 million and $1,332 million related to residential mortgage-backed and asset-backed securities for the years ended December 31, 2009 and 2008, respectively. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $90 million in 2009 compared to $620 million in 2008. We also recorded $323 million of impairments related to financial hybrid securities primarily from banks in the United Kingdom, Ireland and the Netherlands during 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

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

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2010		2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,526	59%	$37,158	54%
Private	12,657	18	12,594	19
Commercial mortgage loans	6,718	9	7,499	11
Other invested assets	3,854	5	4,702	7
Policy loans	1,471	2	1,403	2
Restricted commercial mortgage loans related to securitization entities (1)	507	1	—	—
Restricted other invested assets related to securitization entities (1)	372	1	—	—
Equity securities, available-for-sale	332	1	159	—
Cash and cash equivalents	3,132	4	5,002	7

Total cash, cash equivalents and invested assets	$71,569	100%	$68,517	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2010, approximately 4% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,568	$145	$—	$(8)	$—	$3,705
Tax-exempt	1,124	19	—	(113)	—	1,030
Government—non-U.S.	2,257	118	—	(6)	—	2,369
U.S. corporate	23,282	1,123	10	(448)	—	23,967
Corporate—non-U.S.	13,180	485	—	(167)	—	13,498
Residential mortgage-backed (1)	4,821	116	18	(304)	(196)	4,455
Commercial mortgage-backed	3,936	132	6	(286)	(45)	3,743
Other asset-backed (1)	2,494	18	—	(94)	(2)	2,416

Total fixed maturity securities	54,662	2,156	34	(1,426)	(243)	55,183
Equity securities	323	13	—	(4)	—	332

Total available-for-sale securities	$54,985	$2,169	$34	$(1,430)	$(243)	$55,515

(1)	Fair value included $457 million collateralized by sub-prime residential mortgage loans and $376 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $5.4 billion primarily attributable to improved market performance as our fixed maturity securities were in a net unrealized gain position as of December 31, 2010 as compared to a net unrealized loss position as of December 31, 2009. The increase is also attributable to purchases of fixed maturity securities during 2010 as we continued to reinvest the high cash balances we were holding during 2009.

The majority of our gross unrealized losses related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $128 million and $134 million as of December 31, 2010 and 2009, respectively.

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments. The fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by rating and vintage was as follows as of December 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	Total
Ratings (1):
AAA	$44	$5	$—	$—	$49
AA	22	13	—	17	52
A	10	14	3	—	27
BBB	15	15	—	—	30
BB	11	28	—	—	39
B	4	28	21	—	53
CCC and lower	25	60	102	20	207

Total sub-prime securities	$131	$163	$126	$37	$457

(1)	Based on ratings as of December 31, 2010.

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

The fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by rating and vintage was as follows as of December 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	2010	Total
Ratings (1):
AAA	$46	$14	$—	$—	$—	$—	$25	$85
AA	9	—	1	—	—	—	—	10
A	17	2	1	5	—	—	—	25
BBB	26	—	3	—	—	—	—	29
BB	1	4	—	—	—	—	—	5
B	3	41	9	—	—	—	—	53
CCC and lower	5	79	45	40	—	—	—	169

Total Alt-A securities	$107	$140	$59	$45	$—	$—	$25	$376

(1)	Based on ratings of December 31, 2010.

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

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2010 were primarily a result of credit spreads that have widened since acquisition as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, partially offset by lower asset balances. Our investments in sub-prime and Alt-A residential mortgage-backed and asset-backed securities increased primarily attributable to tightening credit spreads, partially offset by principal payment activity.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of December 31, 2010:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	2010	Total
Ratings (1):
AAA	$1,822	$308	$314	$121	$—	$27	$25	$2,617
AA	60	69	103	63	—	—	10	305
A	42	56	77	59	—	—	—	234
BBB	67	27	71	40	—	—	—	205
BB	12	5	56	120	—	—	—	193
B	12	—	35	18	—	—	—	65
CCC and lower	32	9	40	43	—	—	—	124

Total commercial mortgage-backed securities	$2,047	$474	$696	$464	$—	$27	$35	$3,743

(1)	Based on ratings as of December 31, 2010.

The fair value of our commercial mortgage-backed securities by rating and vintage was as follows as of December 31, 2009:

(Amounts in millions)	2004 and prior	2005	2006	2007	2008	2009	Total
Ratings (1):
AAA	$1,943	$338	$336	$120	$—	$20	$2,757
AA	52	63	85	127	—	—	327
A	69	36	54	54	—	—	213
BBB	50	12	41	33	—	—	136
BB	30	6	33	52	—	—	121
B	17	—	10	11	—	—	38
CCC and lower	10	4	11	—	—	—	25

Total commercial mortgage-backed securities	$2,171	$459	$570	$397	$—	$20	$3,617

(1)	Based on ratings as of December 31, 2009.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2010
(Loan amounts in millions)	Total loan balance (1)	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (2)
Loan Year
2004 and prior	$2,169	$21	908	6	51%
2005	1,458	—	312	—	65%
2006	1,418	9	283	1	73%
2007	1,345	9	193	2	79%
2008	282	11	58	2	77%
2009	—	—	—	—	—%
2010	104	—	17	—	58%

Total	$6,776	$50	1,771	11	65%

(1)	Excludes $4 million of net premium discount on commercial mortgage loans acquired from third parties.
(2)	Represents loan-to-value as of December 31, 2010.

	2009
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$2,644	$5	1,039	2	49%
2005	1,607	—	320	—	63%
2006	1,521	15	290	4	70%
2007	1,458	76	203	3	80%
2008	295	—	61	—	77%
2009 (2)	16	—	518	—	—%

Total	$7,541	$96	2,431	9	63%

(1)	Represents loan-to-value as of December 31, 2009.
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

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the year ended December 31:

(Amounts in millions)	2010
Allowance for credit losses:
Beginning balance	$48
Charge-offs (1)	(23)
Recoveries	—
Provision	34

Ending balance	$59

Ending allowance for individually impaired loans	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$59

Principal balance:
Ending balance	$6,772

Ending balance of individually impaired loans	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,742

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment, partially offset by charge-offs related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

The following table sets forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of December 31:

	2010
(Loan amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$509	$—	202	—	43%

Total	$509	$—	202	—	43%

(1)	Represents loan-to-value as of December 31, 2010.

See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2010		2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,047	27%	$946	20%
Derivatives counterparty collateral	794	21	647	14
Securities lending collateral	772	20	853	18
Trading securities	677	18	174	4
Limited partnerships	340	9	430	9
Short-term investments	139	3	1,590	34
Other investments	85	2	62	1

Total other invested assets	$3,854	100%	$4,702	100%

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

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	December 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$3,088	$(212)	$12,355
Inflation indexed swaps	Notional	376	159	(10)	525
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	3,247	(222)	13,371

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(602)	1,764
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(602)	1,849

Total derivatives designated as hedges		12,797	3,247	(824)	15,220

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	4,295	(3,088)	7,681
Equity return swaps	Notional	—	209	(1)	208
Interest rate swaps related to securitization entities (1)	Notional	—	138	(9)	129
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	115	(10)	1,195
Credit default swaps related to securitization entities (1)	Notional	—	322	(5)	317
Equity index options	Notional	912	675	(843)	744
Financial futures	Notional	5,822	7,096	(8,981)	3,937
Other foreign currency contracts	Notional	521	132	(132)	521
Reinsurance embedded derivatives	Notional	—	72	—	72

Total derivatives not designated as hedges		19,919	13,254	(18,169)	15,004

Total derivatives		$32,716	$16,501	$(18,993)	$30,224

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	December 31, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	4,431	(2,408)	49,566

The decrease in the notional value of derivatives was primarily attributable to a $2.5 billion notional decrease in interest rate swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $1.6 billion notional decrease in interest rate swaps and financial futures used to hedge liabilities related to our institutional products, a $1.4 billion notional decrease in non-qualifying financial futures used for duration management related to our long-term care insurance and deferred annuity products and a $1.0 billion notional decrease in derivatives used to hedge our variable annuity products with GMWBs. These decreases were partially offset by a $3.2 billion notional increase in non-qualifying interest rate swaps and qualifying cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products and a $0.5 billion notional increase in credit default swaps and interest rate swaps related to securitization entities.

Consolidated Balance Sheets

Total assets. Total assets increased $4.2 billion from $108.2 billion as of December 31, 2009 to $112.4 billion as of December 31, 2010.

•

Cash, cash equivalents and invested assets increased $3.1 billion primarily from an increase of $5.4 billion in our fixed maturity securities portfolio resulting primarily from improved market performance and an increase in purchases of fixed maturity securities. Also contributing to the increase was an increase of $0.9 billion in restricted commercial mortgage loans and restricted other invested assets from the consolidation of certain securitization entities as of January 1, 2010. Partially offsetting these increases was a decrease of $1.9 billion in cash and cash equivalents as the net proceeds from senior note issuances in both the United States and Canada during 2010 were more than offset by purchases of fixed maturity securities.

•	The deferred tax asset increased $1.0 billion primarily related to net operating losses principally associated with our U.S. mortgage insurance business.

•	Separate account assets increased $0.7 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $2.6 billion from $94.8 billion as of December 31, 2009 to $97.4 billion as of December 31, 2010.

•

Our policyholder-related liabilities increased $0.1 billion largely attributable to an increase in reserves related to our long-term care insurance business from growth of our in-force block and higher claims. This increase was partially offset by a decrease in reserves associated with benefit payments and scheduled maturities of our spread-based and institutional products. Reserves in our U.S. mortgage insurance business remained relatively flat as higher paid claims were largely offset by increases in reserves during 2010. Unearned premiums decreased primarily in our lifestyle protection insurance business from a decline in sales.

•

Other liabilities decreased $0.2 billion primarily as a result of a decrease in our repurchase program, partially offset by an increase in derivatives counterparty collateral driven by an increase in asset positions from the long-term interest rate environment.

•	Borrowings related to securitization entities increased $0.5 billion from the consolidation of certain securitization entities as of January 1, 2010.

•	Short-term borrowings decreased $0.9 billion from the repayment of our credit facilities in 2010.

•

Long-term borrowings increased $1.3 billion principally from the issuances of $0.8 billion of senior notes during 2010 and from the issuance of CAD$0.5 billion of senior notes by our majority-owned subsidiary, Genworth Canada, during 2010.

•	Deferred tax liability increased $1.3 billion due to an increase in unrealized investment gains in 2010.

•	Separate account liabilities increased $0.7 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $1.6 billion from $13.4 billion as of December 31, 2009 to $15.0 billion as of December 31, 2010.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $0.1 billion for the year ended December 31, 2010.

•

We recorded cumulative effect adjustments that reduced retained earnings by $0.3 billion with a partial offset to accumulated other comprehensive income (loss) of $0.3 billion related to the adoption of new accounting guidance in 2010. See note 2 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•

We had accumulated other comprehensive income of $1.5 billion as of December 31, 2010 compared to accumulated other comprehensive loss of $0.2 billion as of December 31, 2009. This change was mainly driven by improved market performance during 2010 resulting in a decrease of $1.3 billion in net unrealized investment losses.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Net cash from operating activities	$1,336	$1,931	$5,443
Net cash from investing activities	(1,815)	820	1,965
Net cash from financing activities	(1,512)	(5,309)	(2,913)

Net increase (decrease) in cash less foreign exchange effect	$(1,991)	$(2,558)	$4,495

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash inflows from operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily as a result of higher paid claims in our U.S. mortgage insurance business, including settlements that were paid in 2010 and higher tax settlements, partially offset by an increase associated with the timing of payments related to other liabilities and policy-related balances.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash outflows from investing activities for the year ended December 31, 2010 as purchases of investments exceeded proceeds from maturities and sales of fixed maturity securities. In early 2009, we were holding excess cash balances. In the second half of 2009 and into 2010, we reinvested this excess cash.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and repurchase of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our preferred stockholders and other capital transactions. Net cash outflows from financing activities decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 related to lower redemptions of our investment contracts primarily from scheduled maturities and the early retirement of institutional contracts in 2009. These decreases also related to net proceeds received from the issuance of senior notes in the United States and Canada during 2010. Additionally, during the year ended December 31, 2010, Genworth Canada repurchased common shares resulting in a net cash outflow of $131 million and paid dividends to noncontrolling interests of $43 million. During 2010, we repaid all borrowings outstanding under our credit facilities.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the United States and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. We are currently fully indemnified against counterparty credit risk by the intermediary. As of December 31, 2010 and 2009, the fair value of securities loaned under the securities lending program was $0.8 billion and $0.9 billion, respectively, consisting of $0.5 billion and $0.6 billion, respectively, in the United States and $0.3 billion in both years in Canada. As of December 31, 2010 and 2009, the fair value of collateral held under the securities lending program was $0.8 billion and $0.9 billion, respectively, and the offsetting obligation to return collateral of $0.8 billion and $0.9 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $0.3 billion as of December 31, 2010 and 2009.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2010 and 2009, the fair value of securities pledged under the repurchase program was $1.7 billion and $2.1 billion, respectively, and the repurchase obligation of $1.7 billion and $2.1 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2010, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2011 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2011 at this level as they retain capital for growth and to meet capital requirements.

During the years ended December 31, 2010, 2009 and 2008, we received cash dividends from our subsidiaries of $342 million, $904 million and $405 million, respectively. The majority of dividends were received from our international subsidiaries. Our domestic insurance subsidiaries paid dividends of $47 million ($20 million of which were deemed “extraordinary”), $50 million ($24 million of which were deemed “extraordinary”) and $300 million (none of which were deemed “extraordinary”), respectively, during the years ended December 31, 2010, 2009 and 2008.

We provided capital support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $818 million as of December 31, 2010. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $325 million with our insurance subsidiary domiciled in Bermuda relating to an intercompany reinsurance agreement;

•	A capital support agreement of up to $260 million with one of our insurance subsidiaries to fund claims to support our international mortgage insurance business in Mexico; and

•	A capital support agreement of up to $200 million with our insurance subsidiary domiciled in Bermuda relating to an excess of loss intercompany reinsurance agreement.

In addition to capital support, we also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $69 million as of December 31, 2010. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2010, we believe our mortgage insurance subsidiary located in the United Kingdom has sufficient reserves and capital to cover its policyholder obligations.

In connection with our IPO, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation was $339 million as of December 31, 2010.

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

On November 30, 2007, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $1.0 billion of our common stock through the end of 2010. During the first quarter of 2008, we repurchased 3.3 million shares at a weighted-average price of $22.95. There were no repurchases during the remainder of 2008 or in 2009 and 2010. In November 2008, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

The following table sets forth our parent company only condensed cash flows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Net cash from operating activities	$81	$855	$164
Net cash from investing activities	(444)	(101)	(623)
Net cash from financing activities	(213)	(299)	962

Net increase (decrease) in cash less foreign exchange effect	$(576)	$455	$503

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. The decrease in cash from operating activities was primarily attributable to lower dividends received from our subsidiaries and a decrease related to derivative activities in 2010.

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. During 2010, we made $203 million of capital contributions to our subsidiaries as compared to $97 million in 2009. During 2010, we purchased approximately $200 million of highly liquid securities. There was no significant investing activity in 2009.

Cash flows from financing activities are affected by payments and proceeds from our borrowings. During 2010, we repaid all outstanding borrowings under our credit facilities. In the fourth quarter of 2010, we issued senior notes that mature in February 2021 for net proceeds of $396 million. In the second quarter of 2010, we issued senior notes that mature in June 2020 for net proceeds of $397 million.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2010, our total cash, cash equivalents and invested assets were $71.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2010.

All of our life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations.

During December 2010, we completed an intercompany, non-cash preferred securities exchange transaction that resulted in an increase to statutory capital of approximately $218 million in our U.S. mortgage insurance companies. This transaction was contingent upon receiving appropriate regulatory approval, which was granted in January 2011; this transaction was effective for reported 2010 year end statutory financial statements.

As of January 31, 2011, our primary U.S. mortgage insurance subsidiary, GEMICO, slightly exceeded the 25:1 risk-to-capital requirement. However, GEMICO was granted a revocable two-year risk-to-capital waiver, effective January 31, 2011, by the NCDOI. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Given that the NCDOI is GEMICO’s domiciliary insurance regulator, the effect of the waiver similarly extends to the 34 states that do not have their own risk-to-capital requirements, thereby enabling GEMICO to continue to write business in those states so long as it is permitted to do so in North Carolina under the NCDOI’s waiver or because its risk-to-capital ratio decreases below 25:1. Further, so as to be able to write new business out of GEMICO in the remaining states which do have separate minimum risk-to-capital requirements, we are also pursuing similar waivers of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists. In addition to the NCDOI’s waiver, to date, four states have granted us the authority to continue to write business in their state either by a waiver or an administrative no action letter. Consequently, while we seek additional state waivers, GEMICO remains authorized to write new business in 39 states. At the same time, in order to separately provide us with flexibility to write new business, we are pursuing other actions such as reinsurance through one of our mortgage affiliates or positioning another one of our U.S. mortgage insurance subsidiaries to write new business.

As of December 31, 2010, we had approximately $538 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

During 2005, certain of our domestic life insurance subsidiaries transferred primarily foreign-issued investment securities to an affiliated special-purpose entity (“SPE”) that was consolidated in our financial statements and whose sole purpose was to securitize these investment securities and issue secured notes to various affiliated insurance companies. The securitized investments were owned in their entirety by the SPE and were not available to satisfy the claims of our creditors. These securitized investments provided collateral to the notes issued by the SPE to the insurance companies. In July 2010, the affiliated SPE redeemed the structured notes that were held by our domestic life insurance subsidiaries with investment securities. There was no gain or loss recorded on the transaction. The affiliated SPE was dissolved in the fourth quarter of 2010.

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

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on a one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman

FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related entities from their commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of December 31, 2010, we had access to $1.9 billion under these facilities.

We repaid all outstanding borrowings under our credit facilities during 2010; however, we utilized $56 million under these facilities primarily for the issuance of a letter of credit for the benefit of our lifestyle protection insurance subsidiaries as of December 31, 2010. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. In November 2010, we repaid $125 million of outstanding borrowings under each of our five-year revolving credit facilities with cash on hand. The remaining outstanding borrowings of $240 million under each of our five-year revolving credit facilities was repaid with net proceeds from our senior notes offering that was completed in November 2010, together with cash on hand.

As of December 31, 2010, we have an unused credit capacity under our revolving credit facilities of $1.8 billion. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss).

On February 14, 2011, we issued a $100 million letter of credit under our credit facilities for the benefit of one of our life insurance companies. This letter of credit replaces a letter of credit for the same amount which matured in February 2011 and was provided by a third-party bank. After issuance of this letter of credit, the total letter of credit utilization under our credit facilities was $156 million and unused credit capacity was $1.7 billion.

In December 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering will be used to fund transactions among Genworth Canada and its wholly-owned Canadian subsidiaries. Genworth Canada is expected to use any proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

In November 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.200% per year payable semi-annually, and maturing in February 2021 (“2021 Notes”). The 2021 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $396 million from the issuance of the 2021 Notes, together with cash on hand, were used to repay in full the outstanding borrowings under our two five-year revolving credit facilities.

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

During 2009, we repurchased principal of $128 million of our 5.65% senior notes that mature in June 2012, plus accrued interest, including $55 million in the fourth quarter of 2009. During the second quarter of 2009, we repaid principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. During the first quarter of 2009, we repurchased principal of $79 million of our 4.75% senior notes, plus accrued interest, and we repaid the remaining principal of $331 million that matured in June 2009, plus accrued interest. We have no debt maturing until mid-2011.

In August 2010, we repurchased 120,000 shares of our Series A Preferred Stock for $6 million. During the fourth quarter of 2009, we repurchased 734,500 shares of our Series A Preferred Stock for $36 million. The remainder of our preferred stock is mandatorily redeemable in June 2011.

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

Contractual obligations and commercial commitments

We have obligations to third parties that we entered into in the ordinary course of our operations. These obligations, as of December 31, 2010, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2011	2012- 2013	2014- 2015	2016 and thereafter
Borrowings and interest (1)	$11,776	$767	$241	$1,347	$9,421
Operating lease obligations	131	31	52	27	21
Other purchase liabilities (2)	128	64	48	15	1
Securities lending and repurchase obligations (3)	2,361	2,121	231	9	—
Limited partnership commitments (4)	138	100	21	15	2
Insurance liabilities (5)	76,113	5,669	6,029	4,950	59,465
Tax matters agreement (6)	436	48	97	81	210
Unrecognized tax benefits (7)	202	22	38	107	35

Total contractual obligations	$91,285	$8,822	$6,757	$6,551	$69,155

(1)

Includes payments of principal and interest on our long-term borrowings, non-recourse funding obligations, and dividend payments on our mandatorily redeemable Series A Preferred Stock, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake Insurance Company IV Limited, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years. In addition, the total amount does not include borrowings related to securitization entities. See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.

(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2011.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.
(5)

Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

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

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2010 were $0.7 billion, including $0.6 billion of securitized assets required to be consolidated in 2010, and $0.9 billion as of December 31, 2009.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2010, 2009 and 2008. However, we recorded a $36 million impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. As of December 31, 2009, we provided limited recourse for a maximum of $117 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. In 2009, we paid $1 million associated with these arrangements. In 2010, no amounts were paid associated with these arrangements. During the fourth quarter of 2010, one of the securitization entities that was covered under a credit support agreement was terminated upon final payments made by the structure. Therefore, as of December 31, 2010, we provided limited recourse for a maximum of $40 million of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with assets of $115 million as of December 31, 2010. There were no amounts recorded for these limited recourse liabilities as of December 31, 2010 and 2009.

See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to securitization entities.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. Mortgage Insurance segment, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. As a result, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. However, as a result of the downturn in the U.S. housing market that began in 2008, delinquencies were higher in the first and second quarters of 2010. As the U.S. housing market is beginning to show signs of stabilization, delinquencies have been trending downward; however, we may continue to see higher than usual delinquencies until the housing market returns to a more normal development pattern. See “—Business trends and conditions” for additional information related to our U.S. Mortgage Insurance segment.

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

In 2010, the currencies in Canada and Australia strengthened against the U.S. dollar, while in Europe, the currencies weakened against the U.S. dollar, as compared to the prior year. This has generally resulted in higher levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2010 and 2009 was $68.4 billion and $63.5 billion, respectively, of which 81% and 78%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

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

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S. denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our historical combined financial statements. We currently do not hedge this exposure. For the years ended December 31, 2010, 2009 and 2008, 152%, 160% and 116%, respectively, of our income, excluding net investment gains (losses), was generated by our international operations.

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

Interest Rate Risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-income securities portfolio to decline by approximately $3.2 billion before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2010.

We performed a similar sensitivity analysis on our derivative portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $758 million based on our derivatives portfolio as of December 31, 2010. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $86 million based on our embedded derivative liabilities as of December 31, 2010.

The principal amount, weighted-average interest rate and fair value by maturity, of our variable rate non-recourse funding obligations were as follows as of December 31, 2010:

(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (2)
Maturity (1) :
River Lake Insurance Company IV, 2028	$522	0.60%	$353
River Lake Insurance Company, 2033	1,070	1.47%	707
River Lake Insurance Company II, 2035	850	1.18%	555
River Lake Insurance Company III, 2036	680	1.65%	425
Rivermont Insurance Company I, 2050	315	2.28%	129

Total	$3,437	1.44%	$2,169

(1)	There are no maturities over the next five years.
(2)

The valuation methodology used is based on then current coupon, revalued based on the LIBOR rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2010, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our pre-tax results by approximately $71 million for the year ended December 31, 2010.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $79 million as of December 31, 2010. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $22 million based on our equity positions as of December 31, 2010.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $79 million based on our equity market derivatives as of December 31, 2010. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an increase in fair value of $67 million based on our embedded derivative liabilities as of December 31, 2010.

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

Derivative Counterparty Credit Risk

For all derivative instruments, a counterparty (or its guarantor, as applicable) may not have a long-term unsecured debt rating below “A-/A3” as rated by S&P and Moody’s, respectively, at the date of execution of the derivative instrument. The same requirement applies where a Credit Support Annex (“CSA”) to an ISDA Master Agreement has been obtained such that the counterparty is obligated to provide collateral. In the case of a split or single rating, the lowest or the single rating will apply.

In the case of foreign exchange transactions with a tenor of exposure of less than one year, a counterparty must have short-term credit rating of “A-1/P-1” or its equivalent. In the case of a split or single rating, the lowest or the single rating will apply.

All counterparty exposure is measured on a net mark-to-market basis where the valuation of a derivative is adjusted to reflect current market values. This is achieved by estimating the net present value (“NPV”) of derivatives positions contracted and outstanding with each counterparty and calculating the gross loss (excluding recoveries) that would be sustained in the event of a counterparty bankruptcy (taking into account netting and pledged collateral under the applicable ISDA Master Agreement and CSA). Investment exposure limits to counterparties shall take into account all exposures (through derivatives, bond investments, repurchase transactions or otherwise).

We may also engage in derivatives transactions traded on regulated exchanges or clearinghouses where the exchanges or clearinghouse ensure the performance of the contracts.

Item 8.	Financial Statements and Supplementary Data

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for embedded credit derivatives and variable interest entities in 2010 and for other-than-temporary impairments in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2011

Genworth Financial, Inc.

Consolidated Statements of Income

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues:
Premiums	$5,854	$6,019	$6,777
Net investment income	3,266	3,033	3,730
Net investment gains (losses)	(143)	(1,041)	(1,709)
Insurance and investment product fees and other	1,112	1,058	1,150

Total revenues	10,089	9,069	9,948

Benefits and expenses:
Benefits and other changes in policy reserves	5,994	5,818	5,806
Interest credited	841	984	1,293
Acquisition and operating expenses, net of deferrals	1,965	1,884	2,160
Amortization of deferred acquisition costs and intangibles	756	782	884
Goodwill impairment	—	—	277
Interest expense	457	393	470

Total benefits and expenses	10,013	9,861	10,890

Income (loss) before income taxes	76	(792)	(942)
Benefit for income taxes	(209)	(393)	(370)

Net income (loss)	285	(399)	(572)
Less: net income attributable to noncontrolling interests	143	61	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.29	$(1.02)	$(1.32)

Diluted	$0.29	$(1.02)	$(1.32)

Weighted-average common shares outstanding:
Basic	489.3	451.1	433.2

Diluted	493.9	451.1	433.2

Supplemental disclosures:
Total other-than-temporary impairments	$(122)	$(1,499)	$(2,131)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(86)	441	—

Net other-than-temporary impairments	(208)	(1,058)	(2,131)
Other investment gains (losses)	65	17	422

Total net investment gains (losses)	$(143)	$(1,041)	$(1,709)

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Balance Sheets

(Amounts in millions, except per share amounts)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$55,183	$49,752
Equity securities available-for-sale, at fair value	332	159
Commercial mortgage loans	6,718	7,499
Restricted commercial mortgage loans related to securitization entities	507	—
Policy loans	1,471	1,403
Other invested assets	3,854	4,702
Restricted other invested assets related to securitization entities ($370 at fair value)	372	—

Total investments	68,437	63,515
Cash and cash equivalents	3,132	5,002
Accrued investment income	733	691
Deferred acquisition costs	7,256	7,341
Intangible assets	741	934
Goodwill	1,329	1,324
Reinsurance recoverable	17,191	17,332
Other assets	810	954
Deferred tax asset	1,100	92
Separate account assets	11,666	11,002

Total assets	$112,395	$108,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$30,717	$29,469
Policyholder account balances	26,978	28,470
Liability for policy and contract claims	6,933	6,567
Unearned premiums	4,541	4,714
Other liabilities ($150 and $— other liabilities related to securitization entities)	6,085	6,298
Borrowings related to securitization entities ($51 at fair value)	494	—
Non-recourse funding obligations	3,437	3,443
Short-term borrowings	—	930
Long-term borrowings	4,952	3,641
Deferred tax liability	1,621	303
Separate account liabilities	11,666	11,002

Total liabilities	97,424	94,837

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 578 million and 577 million shares issued as of December 31, 2010 and 2009, respectively; 490 million and 489 million shares outstanding as of December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	12,095	12,034

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	21	(1,151)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(121)	(247)

Net unrealized investment gains (losses)	(100)	(1,398)

Derivatives qualifying as hedges	924	802
Foreign currency translation and other adjustments	668	432

Total accumulated other comprehensive income (loss)	1,492	(164)
Retained earnings	2,973	3,105
Treasury stock, at cost (88 million shares as of December 31, 2010 and 2009)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,861	12,276
Noncontrolling interests	1,110	1,074

Total stockholders’ equity	14,971	13,350

Total liabilities and stockholders’ equity	$112,395	$108,187

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	260	(275)	—	(15)	—	(15)
Repurchase of subsidiary shares	—	—	—	—	—	—	(131)	(131)
Comprehensive income (loss):
Net income (loss)	—	—	—	142	—	142	143	285
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	912	—	—	912	11	923
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	126	—	—	126	—	126
Derivatives qualifying as hedges	—	—	122	—	—	122	—	122
Foreign currency translation and other adjustments	—	—	236	—	—	236	56	292

Total comprehensive income (loss)								1,748
Dividends to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense and exercises and other	—	38	—	—	—	38	—	38
Other capital transactions	—	23	—	1	—	24	—	24

Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926	$—	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6	—	6
Initial sale of subsidiary shares to noncontrolling interests	—	(85)	(60)	—	—	(145)	828	683
Additional sale of subsidiary shares to noncontrolling interests	—	(3)	(12)	—	—	(15)	99	84
Issuance of common stock	—	622	—	—	—	622	—	622
Comprehensive income (loss):
Net income (loss)	—	—	—	(460)	—	(460)	61	(399)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	2,997	—	—	2,997	17	3,014
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	14	—	—	14	—	14
Derivatives qualifying as hedges	—	—	(359)	—	—	(359)	—	(359)
Foreign currency translation and other adjustments	—	—	667	—	—	667	79	746

Total comprehensive income (loss)								3,016
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	23	—	—	—	23	—	23

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Genworth Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity—(Continued)

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total stockholders’ equity
Balances as of December 31, 2007	$1	$11,461	$727	$3,913	$(2,624)	$13,478

Comprehensive income (loss):
Net income (loss)	—	—	—	(572)	—	(572)
Net unrealized gains (losses) on investment securities	—	—	(3,512)	—	—	(3,512)
Derivatives qualifying as hedges	—	—	688	—	—	688
Foreign currency translation and other adjustments	—	—	(965)	—	—	(965)

Total comprehensive income (loss)						(4,361)
Acquisition of treasury stock	—	—	—	—	(76)	(76)
Dividends to stockholders	—	—	—	(131)	—	(131)
Stock-based compensation expense and exercises and other	—	16	—	—	—	16

Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$285	$(399)	$(572)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(55)	84	58
Net investment losses (gains)	143	1,041	1,709
Charges assessed to policyholders	(506)	(442)	(409)
Acquisition costs deferred	(839)	(707)	(1,191)
Amortization of deferred acquisition costs and intangibles	756	782	884
Goodwill impairment	—	—	277
Deferred income taxes	(294)	(476)	(430)
Gain on sale of subsidiary	—	(4)	—
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(100)	(59)	1,302
Stock-based compensation expense	44	26	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(33)	(90)	52
Insurance reserves	2,406	2,763	3,034
Current tax liabilities	(173)	(119)	(138)
Other liabilities and other policy-related balances	(298)	(469)	844

Net cash from operating activities	1,336	1,931	5,443

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,589	4,105	4,787
Commercial mortgage loans	769	710	857
Restricted commercial mortgage loans related to securitization entities	52	—	—
Proceeds from sales of investments:
Fixed maturity and equity securities	4,643	5,808	4,940
Purchases and originations of investments:
Fixed maturity and equity securities	(13,237)	(9,869)	(6,977)
Commercial mortgage loans	(105)	—	(211)
Other invested assets, net	1,579	(314)	(1,226)
Policy loans, net	(68)	431	(183)
Net cash transferred related to the sale of a subsidiary	—	(51)	—
Payments for businesses purchased, net of cash acquired	(37)	—	(22)

Net cash from investing activities	(1,815)	820	1,965

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,737	2,271	7,604
Withdrawals from universal life and investment contracts	(4,429)	(7,975)	(11,522)
Short-term borrowings and other, net	(777)	(375)	973
Redemption of non-recourse funding obligations	(6)	(12)	—
Repayment and repurchase of long-term debt	(6)	(898)	(319)
Proceeds from the issuance of long-term debt	1,204	298	597
Dividends paid to stockholders	—	—	(175)
Stock-based compensation awards exercised	—	—	5
Acquisition of treasury stock	—	—	(76)
Proceeds from issuance of common stock	—	622	—
Repayment of borrowings related to securitization entities	(61)	—	—
Repurchase of subsidiary shares	(131)	—	—
Dividends paid to noncontrolling interests	(43)	(10)	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	770	—

Net cash from financing activities	(1,512)	(5,309)	(2,913)

Effect of exchange rate changes on cash and cash equivalents	121	232	(258)

Net change in cash and cash equivalents	(1,870)	(2,326)	4,237
Cash and cash equivalents at beginning of year	5,002	7,328	3,091

Cash and cash equivalents at end of year	$3,132	$5,002	$7,328

See Notes to Consolidated Financial Statements

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(1) Nature of Business and Formation of Genworth

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 as an indirect subsidiary of General Electric Company (“GE”) in preparation for the initial public offering (“IPO”) of Genworth’s common stock, which was completed on May 28, 2004. In connection with our IPO, Genworth acquired substantially all of the assets and liabilities of GE Financial Assurance Holdings, Inc. (“GEFAHI”). The transaction was accounted for at book value as a transfer between entities under common control and is referred to as our corporate formation.

The accompanying financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or power to direct activities of certain variable interest entities (“VIEs”), which we refer to as the “Company,” “we,” “us” or “our” unless the context otherwise requires.

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

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

In January 2011, we announced we are discontinuing new sales of retail and group variable annuities while continuing to service our existing blocks of business. However, we will continue to offer fixed annuities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

b) Net Investment Income and Net Investment Gains and Losses

Investment income is recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or loss upon call is recognized in net investment gains and losses. Investment gains and losses are calculated on the basis of specific identification.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), benefit reserves and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets.

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

Prior to adoption of new accounting guidance related to the recognition and presentation of other-than-temporary impairments on April 1, 2009, we recognized an other-than-temporary impairment on debt securities in an unrealized loss position when we did not expect full recovery of value or did not have the intent and ability to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire difference between the amortized cost and fair value with this difference being recorded in net income (loss) as an adjustment to the amortized cost of the security.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

While the other-than-temporary impairment model for debt securities generally includes fixed maturity securities, there are certain hybrid securities that are classified as fixed maturity securities where the application of a debt impairment model depends on whether there has been any evidence of deterioration in credit of the issuer. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity securities impairment model.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input. We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. See note 17 for additional information related to fair value measurements.

f) Commercial Mortgage Loans

Commercial mortgage loans are stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan. Commercial mortgage loans are considered past due when contractual payments have not been received from the borrower by the required payment date.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. In determining whether it is probable that we will be unable to collect all amounts due, we consider current payment status, debt service coverage ratios, occupancy levels and current loan-to-value. Impaired loans are carried on a non-accrual status. Loans are placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. Income on impaired loans is not recognized until the loan is sold or the cash received exceeds the carrying amount recorded.

We evaluate the impairment of commercial mortgage loans first on an individual loan basis. If an individual loan is not deemed impaired, then we evaluate the remaining loans collectively to determine whether an impairment should be recorded.

For individually impaired loans, we record an impairment charge when it is probable that a loss has been incurred. The impairment is recorded as an increase in the allowance for loan losses. All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible.

For loans that are not individually impaired where we evaluate the loans collectively, the allowance for loan losses is maintained at a level that we determine is adequate to absorb estimated probable incurred losses in the loan portfolio. Our process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience adjusted for current events, trends and economic conditions that would result in a loss in the loan portfolio over the next twelve months. Key inputs into our evaluation include debt service coverage ratios, loan-to-value, property-type, occupancy levels, geographic region, and probability weighting of the scenarios generated by the model. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the consolidated financial statements. Additions and reductions to the allowance through periodic provisions or benefits are recorded in net investment gains (losses).

For commercial mortgage loans classified as held-for-sale, each loan is carried at the lower of cost or market and is included in commercial mortgage loans in our consolidated balance sheets. See note 4 for additional disclosures related to commercial mortgage loans.

g) Securities Lending Activity and Repurchase Agreements

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the United States and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. We are currently fully indemnified against counterparty credit risk by the intermediary. As of December 31, 2010 and 2009, the fair value of securities loaned under the securities

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

lending program was $0.8 billion and $0.9 billion, respectively, consisting of $0.5 billion and $0.6 billion, respectively, in the United States and $0.3 billion and $0.3 billion, respectively, in Canada. As of December 31, 2010 and 2009, the fair value of collateral held under the securities lending program was $0.8 billion and $0.9 billion, respectively, and the offsetting obligation to return collateral of $0.8 billion and $0.9 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $0.3 billion as of December 31, 2010 and 2009.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2010 and 2009, the fair value of securities pledged under the repurchase program was $1.7 billion and $2.1 billion, respectively, and the repurchase obligation of $1.7 billion and $2.1 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

i) Deferred Acquisition Costs

Acquisition costs include costs that vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Amortization for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on estimated gross profits. Estimated gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions relating to future gross profits based on experience studies.

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserve plus anticipated future

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. See note 6 for additional information related to DAC including loss recognition and recoverability.

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2010, 2009 and 2008, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

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

Other Intangible Assets. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment and written down to fair value as required.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

See note 8 for additional information related to goodwill and impairments recorded.

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

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated as a hedge instrument; or (iv) it is no longer probable that the forecasted transaction will occur.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loans move toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase. The loss reserve factor assumptions related to our U.S. mortgage insurance business are reviewed quarterly. The loss reserve factors are adjusted when required to reflect changes in current and projected market and economic conditions that affect the underlying loss reserve factor assumptions.

Management considers the liability for policy and contract claims provided to be satisfactory to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

q) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2010, 2009 and 2008, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2010, 2009 and 2008, adjustments associated with this update resulted in an increase in earned premiums of $52 million, $49 million and $53 million, respectively.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

For periods prior to our corporate reorganization in 2004, our non-life insurance entities were included in the consolidated federal income tax return of GE and subject to a tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. For periods prior to 2004, our U.S. life insurance entities filed a consolidated life insurance federal income tax return separate from GE and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. For 2004, through the date of our corporate reorganization, our U.S. life insurance entities were included in the consolidated federal income tax return of GE, and subject to separate company principles similar to those applicable to our non-life insurance entities. Effective with our corporate reorganization, our U.S. non-life insurance entities are included in the consolidated federal income tax return of Genworth and subject to a tax sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Also effective with our corporate reorganization, our U.S. life insurance entities file a consolidated life insurance federal income tax return, and are subject to a separate tax sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. Intercompany balances under all agreements are settled at least annually.

Our subsidiary based in Bermuda is treated as a U.S. life insurance company under provisions of the U.S. Internal Revenue Code. Jurisdictions outside the United States in which our various subsidiaries incur significant taxes include Australia, Canada and the United Kingdom.

u) Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the consolidated balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign currency transactions are reported in income and have not been material in any years presented in our consolidated statements of income.

v) Variable Interest Entities

We are involved in certain entities that are considered VIEs as defined under U.S. GAAP, and, accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIEs.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

On January 1, 2010, we were required to consolidate certain VIEs. See note 18 for additional information related to these consolidated entities. As of December 31, 2009, we were not required to consolidate any VIEs where there were third-party beneficial interest holders.

w) Accounting Changes

Disclosures Related To Financing Receivables

On December 31, 2010, we adopted new accounting guidance related to additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain other additional disclosures will be effective for us on March 31, 2011. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Scope Exception for Embedded Credit Derivatives

On July 1, 2010, we adopted new accounting guidance related to embedded credit derivatives. This accounting guidance clarified the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract. Under the new accounting guidance, only embedded credit derivative features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements. Accordingly, upon adoption, we were required to bifurcate embedded credit derivatives that no longer qualified under the amended scope exception. In conjunction with our adoption, we elected fair value option for certain fixed maturity securities. The following summarizes the components for the cumulative effect adjustment recorded on July 1, 2010 related to the adoption of this new accounting guidance:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Investment securities	$267	$(267)	$—
Adjustment to deferred acquisition costs	(4)	1	(3)
Adjustment to sales inducements	(1)	1	—
Provision for income taxes	(93)	94	1

Net cumulative effect adjustment	$169	$(171)	$(2)

For certain securities where the embedded credit derivative would require bifurcation, we elected the fair value option to carry the entire instrument at fair value to reduce the cost of calculating and recording the fair value of the embedded derivative feature separate from the debt security. Additionally, we elected the fair value option for a portion of other asset-backed securities for operational ease and to record and present the securities at fair value in future periods. Upon electing fair value option on July 1, 2010, these securities were reclassified into the trading category included in other invested assets and had a fair value of $407 million. Prior to electing fair value option, these securities were classified as available-for-sale fixed maturity securities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

For commercial mortgage loans, the carrying amounts represent the unpaid principal balance less any allowance for losses. Restricted other invested assets are comprised of trading securities that are recorded at fair value. Trading securities represent asset-backed securities where we elected fair value option. Borrowings related to securitization entities are recorded at unpaid principal except for the borrowings related to entities where we elected fair value option for all assets and liabilities.

For certain entities consolidated upon adoption of the new accounting guidance on January 1, 2010, we elected fair value option to measure all assets and liabilities at current fair value with future changes in fair value being recording in income (loss). We elected fair value option for certain entities as a method to better present the offsetting changes in assets and liabilities related to third-party interests in those entities and eliminated the potential accounting mismatch between the measurement of the assets and derivatives of the entity compared to the borrowings issued by the entity. The entities where we did not elect fair value option did not have the same accounting mismatch since the assets held by the securitization entity and the borrowings of the entity were recorded at cost. See note 18 for additional information related to consolidation of VIEs.

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

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, we adopted new accounting guidance related to the codification of accounting standards and the hierarchy of U.S. GAAP established by the Financial Accounting Standards Board (the “FASB”). This

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

accounting guidance established two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”), which are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is nonauthoritative. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

On April 1, 2009, we adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. This accounting guidance amended the other-than-temporary impairment guidance for debt securities and modified the presentation and disclosure requirements for other-than-temporary impairment disclosures for debt and equity securities. This accounting guidance also amended the requirement for management to positively assert the ability and intent to hold a debt security to recovery to determine whether an other-than-temporary impairment exists and replaced this provision with the assertion that we do not intend to sell or it is not more likely than not that we will be required to sell a security prior to recovery. Additionally, this accounting guidance modified the presentation of other-than-temporary impairments for certain debt securities to only present the impairment loss in net income (loss) that represents the credit loss associated with the other-than-temporary impairment with the remaining impairment loss being presented in OCI. The following summarizes the components for the cumulative effect adjustment recorded on April 1, 2009 related to the adoption of this new accounting guidance:

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Other-Than-Temporary Impairments On Available-For-Sale Securities

On October 14, 2008, the Office of the Chief Accountant at the SEC, issued a letter to the FASB that stated, given the debt characteristics of hybrid securities, they would not object to the application of a debt impairment model to hybrid investments provided there has been no evidence of deterioration in credit of the issuer. A debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of deterioration in credit of the issuer as of the balance sheet date.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

x) Accounting Pronouncements Not Yet Adopted

In December 2010, the FASB issued new accounting guidance related to goodwill impairment testing when a reporting unit’s carrying value is zero or negative. This new accounting guidance will be effective for us on January 1, 2011. This guidance did not impact our consolidated financial statements upon adoption, as all of our reporting units with goodwill balances have positive carrying values.

In October 2010, the FASB issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new accounting guidance will be effective for us on January 1, 2012. When adopted, we expect to defer fewer costs. The new guidance is effective prospectively with retrospective adoption allowed. We have not yet determined the method nor impact this accounting guidance will have on our consolidated financial statements.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(3) Earnings (Loss) Per Share

The following table presents the weighted-average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below for the years ended December 31:

(Amounts in millions, except per share amounts)	2010	2009	2008
Net income (loss)	$285	$(399)	$(572)
Less: net income attributable to noncontrolling interests	143	61	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)

Basic per common share:
Net income (loss)	$0.58	$(0.88)	$(1.32)
Less: net income attributable to noncontrolling interests	0.29	0.14	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.29	$(1.02)	$(1.32)

Diluted per common share:
Net income (loss)	$0.58	$(0.88)	$(1.32)
Less: net income attributable to noncontrolling interests	0.29	0.14	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.29	$(1.02)	$(1.32)

Weighted-average shares used in basic earnings (loss) per common share calculations	489.3	451.1	433.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.6	—	—

Weighted-average shares used in diluted earnings (loss) per common share calculations (2)	493.9	451.1	433.2

(1)	May not total due to whole number calculation.
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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Fixed maturity securities—taxable	$2,619	$2,458	$2,878
Fixed maturity securities—non-taxable	59	107	109
Commercial mortgage loans	391	432	523
Restricted commercial mortgage loans related to securitization entities (1)	39	—	—
Equity securities	14	16	29
Other invested assets (2)	104	(82)	(2)
Restricted other invested assets related to securitization entities (1)	2	—	—
Policy loans	112	143	162
Cash, cash equivalents and short-term investments	21	49	132

Gross investment income before expenses and fees	3,361	3,123	3,831
Expenses and fees	(95)	(90)	(101)

Net investment income	$3,266	$3,033	$3,730

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $14 million, $7 million and $13 million of net investment income related to trading securities in 2010, 2009 and 2008, respectively.

(b) Net Investment Gains (Losses)

Net investment gains (losses) were as follows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Available-for-sale securities:
Realized gains	$156	$255	$133
Realized losses	(151)	(226)	(250)

Net realized gains (losses) on available-for-sale securities	5	29	(117)

Impairments:
Total other-than-temporary impairments	(122)	(1,499)	(2,131)
Portion of other-than-temporary impairments included in OCI	(86)	441	—

Net other-than-temporary impairments	(208)	(1,058)	(2,131)

Trading securities	19	22	(43)
Commercial mortgage loans	(29)	(28)	(2)
Net gains (losses) related to securitization entities (1)	(3)	—	—
Derivative instruments (2)	50	21	611
Other	23	(27)	(27)

Net investment gains (losses)	$(143)	$(1,041)	$(1,709)

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2010, 2009 and 2008 was $1,932 million, $1,513 million and $2,285 million, respectively, which was approximately 93%, 88% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2010	2009
Beginning balance	$1,059	$—
Adoption of new accounting guidance related to other-than-temporary impairments	—	1,204
Adoption of new accounting guidance related to securitization entities	(36)	—
Additions:
Other-than-temporary impairments not previously recognized	63	120
Increases related to other-than-temporary impairments previously recognized	117	227
Reductions:
Securities sold, paid down or disposed	(419)	(485)
Securities where there is intent to sell	—	(7)

Ending balance	$784	$1,059

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2010	2009	2008
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$511	$(2,245)	$(7,006)
Equity securities	9	20	(67)
Other invested assets	(22)	(29)	(1)

Subtotal	498	(2,254)	(7,074)
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(583)	138	815
Income taxes, net	35	757	2,221

Net unrealized investment gains (losses)	(50)	(1,359)	(4,038)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	50	39	—

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(100)	$(1,398)	$(4,038)

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Beginning balance	$(1,398)	$(4,038)	$(526)
Cumulative effect of changes in accounting	260	(349)	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,141	4,379	(8,431)
Adjustment to DAC	(274)	(526)	476
Adjustment to PVFP	(134)	(178)	202
Adjustment to sales inducements	(35)	(20)	9
Adjustment to benefit reserves	(273)	—	—
Provision for income taxes	(509)	(1,296)	2,736

Change in unrealized gains (losses) on investment securities	916	2,359	(5,008)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(71), $(360) and $(806)	133	669	1,496

Change in net unrealized investment gains (losses)	1,309	2,679	(4,038)
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	(11)	(39)	—

Ending balance	$(100)	$(1,398)	$(4,038)

(d) Fixed Maturity and Equity Securities

As of December 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,568	$145	$—	$(8)	$—	$3,705
Tax-exempt	1,124	19	—	(113)	—	1,030
Government—non-U.S.	2,257	118	—	(6)	—	2,369
U.S. corporate	23,282	1,123	10	(448)	—	23,967
Corporate—non-U.S.	13,180	485	—	(167)	—	13,498
Residential mortgage-backed	4,821	116	18	(304)	(196)	4,455
Commercial mortgage-backed	3,936	132	6	(286)	(45)	3,743
Other asset-backed	2,494	18	—	(94)	(2)	2,416

Total fixed maturity securities	54,662	2,156	34	(1,426)	(243)	55,183
Equity securities	323	13	—	(4)	—	332

Total available-for-sale securities	$54,985	$2,169	$34	$(1,430)	$(243)	$55,515

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2010:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$545	$(8)	36	$—	$—	—	$545	$(8)	36
Tax-exempt	285	(12)	101	244	(101)	90	529	(113)	191
Government—non-U.S.	431	(5)	69	21	(1)	7	452	(6)	76
U.S. corporate	3,615	(125)	443	2,338	(323)	191	5,953	(448)	634
Corporate—non-U.S.	2,466	(53)	296	1,141	(114)	102	3,607	(167)	398
Residential mortgage-backed	461	(23)	92	1,031	(477)	416	1,492	(500)	508
Commercial mortgage-backed	177	(8)	26	1,167	(323)	225	1,344	(331)	251
Other asset-backed	401	(2)	37	512	(94)	53	913	(96)	90

Subtotal, fixed maturity securities	8,381	(236)	1,100	6,454	(1,433)	1,084	14,835	(1,669)	2,184
Equity securities	77	(3)	48	5	(1)	4	82	(4)	52

Total for securities in an unrealized loss position	$8,458	$(239)	1,148	$6,459	$(1,434)	1,088	$14,917	$(1,673)	2,236

(1)	Amounts included $240 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $243 million of unrealized losses on other-than-temporarily impaired securities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Aging of Gross Unrealized Losses and Other-Than-Temporary Losses

The following table presents the gross unrealized losses and number of investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2010:

	Less than 20%			20% to 50%			Greater than 50%
(Dollar amounts in millions)	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Less than 12 months:
Investment grade	$(222)	13%	1,031	$(7)	1%	8	$—	—%	—
Below investment grade	(4)	—	45	(1)	—	10	(2)	—	6

Total	(226)	13	1,076	(8)	1	18	(2)	—	6

12 months or more:
Investment grade	(330)	20	473	(328)	20	166	(105)	6	40
Below investment grade (1)	(88)	5	115	(324)	19	162	(258)	16	128

Total	(418)	25	588	(652)	39	328	(363)	22	168

Equity securities:
Less than 12 months:
Investment grade	(1)	—	20	(1)	—	1	—	—	—
Below investment grade	(1)	—	27	—	—	—	—	—	—

Total	(2)	—	47	(1)	—	1	—	—	—

12 months or more:
Investment grade	(1)	—	4	—	—	—	—	—	—
Below investment grade	—	—	—	—	—	—	—	—	—

Total	(1)	—	4	—	—	—	—	—	—

Total	$(647)	38%	1,715	$(661)	40%	347	$(365)	22%	174

(1)	Amounts included $213 million of unrealized losses on other-than-temporarily impaired securities.

The securities less than 20% below cost were primarily attributable to credit spreads that have widened since acquisition for certain mortgage-backed and asset-backed securities and corporate securities in the finance and insurance sector.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Concentration of Gross Unrealized Losses and Other-Than-Temporary Losses by Sector

The following table presents the concentration of gross unrealized losses by sector as of December 31, 2010:

	Investment grade		Below investment grade
(Amounts in millions)	Gross unrealized losses	% of gross unrealized losses	Gross unrealized losses	% of gross unrealized losses
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$(8)	1%	$—	—%
Tax-exempt	(111)	7	(2)	—
Government—non-U.S.	(6)	—	—	—
U.S. corporate	(386)	23	(62)	4
Corporate—non-U.S.	(159)	10	(8)	—
Residential mortgage-backed	(133)	8	(367)	22
Commercial mortgage-backed	(166)	10	(165)	10
Other asset-backed	(23)	1	(73)	4

Subtotal, fixed maturity securities	(992)	60	(677)	40
Equity securities	(3)	—	(1)	—

Total	$(995)	60%	$(678)	40%

While certain securities included in the preceding tables were considered other-than-temporarily impaired, we expect to recover the new amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Structured Securities

The following table presents the concentration of gross unrealized losses related to structured securities as of December 31, 2010:

	Investment grade		Below investment grade
(Amounts in millions)	Gross unrealized losses	% of gross unrealized losses	Gross unrealized losses	% of gross unrealized losses
Structured securities:
Residential mortgage-backed	$(133)	14%	$(367)	39%
Commercial mortgage-backed	(166)	18	(165)	18
Other asset-backed	(23)	3	(73)	8

Total structured securities	$(322)	35%	$(605)	65%

Most of the structured securities have been in an unrealized loss position for 12 months or more. Given ongoing concern about the housing market and unemployment, the fair value of these securities has declined due to credit spreads that have widened since acquisition. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of December 31, 2010.

Corporate Securities

The following table presents the concentration of gross unrealized losses related to corporate debt and equity securities by industry as of December 31, 2010:

	Investment grade		Below investment grade
(Amounts in millions)	Less than 12 months	12 months or more	Less than 12 months	12 months or more
Industry:
Finance and insurance	$(41)	$(261)	$(1)	$(34)
Utilities and energy	(34)	(11)	—	(1)
Consumer – non-cyclical	(16)	(8)	—	(8)
Consumer – cyclical	(3)	(6)	(1)	(5)
Capital goods	(12)	(7)	—	(11)
Industrial	(14)	(13)	—	(4)
Technology and communications	(17)	(8)	—	(2)
Transportation	(2)	(26)	—	—
Other	(38)	(31)	(2)	(2)

Total	$(177)	$(371)	$(4)	$(67)

A portion of the unrealized losses in the finance and insurance sector included debt securities where an other-than-temporary impairment was recorded in OCI. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of December 31, 2010. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. Most of these hybrid securities retain a credit rating of investment grade. The majority of these securities were issued by foreign financial institutions. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The scheduled maturity distribution of fixed maturity securities as of December 31, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,694	$2,707
Due after one year through five years	12,110	12,423
Due after five years through ten years	8,863	9,232
Due after ten years	19,744	20,207

Subtotal	43,411	44,569
Residential mortgage-backed	4,821	4,455
Commercial mortgage-backed	3,936	3,743
Other asset-backed	2,494	2,416

Total	$54,662	$55,183

As of December 31, 2010, $4,658 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2010, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 23%, 22% and 11% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2010, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2010 and 2009, $857 million and $727 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e)	Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2010		2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Retail	$1,974	29%	$2,115	28%
Office	1,850	27	2,025	27
Industrial	1,788	26	1,979	26
Apartments	725	11	832	11
Mixed use/other	435	7	590	8

Total principal balance	6,772	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses	(59)		(48)

Total (1)	$6,718		$7,499

(1)

Included held-for-sale mortgage loans of $17 million as of December 31, 2009. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgages in other invested assets.

	2010		2009
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$1,769	26%	$2,005	27%
South Atlantic	1,583	23	1,711	23
Middle Atlantic	937	14	1,005	13
East North Central	612	9	728	10
Mountain	540	8	650	9
New England	482	7	492	6
West North Central	369	6	389	5
West South Central	297	4	331	4
East South Central	183	3	230	3

Total principal balance	6,772	100%	7,541	100%

Unamortized balance of loan origination fees and costs	5		6
Allowance for losses	(59)		(48)

Total (1)	$6,718		$7,499

(1)

Included held-for-sale mortgage loans of $17 million as of December 31, 2009. The held-for-sale mortgage loans as of December 31, 2009 represented interests in reverse mortgage loans. In the first quarter of 2010, we began reporting held-for-sale reverse mortgages in other invested assets.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the aging of past due commercial mortgage loans by property type as of December 31, 2010:

(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$1,974	$1,974
Office	—	—	12	12	1,838	1,850
Industrial	—	6	27	33	1,755	1,788
Apartments	—	—	—	—	725	725
Mixed use/other	—	—	—	—	435	435

Total principal balance	$—	$6	$39	$45	$6,727	$6,772

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

We had no commercial mortgage loans that were outstanding more than 90 days and still accruing interest.

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of December 31:

(Amounts in millions)	2010
Property type:
Retail	$—
Office	12
Industrial	27
Apartments	—
Mixed use/other	—

Total principal balance	$39

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the year ended December 31:

(Amounts in millions)	2010
Allowance for credit losses:
Beginning balance	$48
Charge-offs (1)	(23)
Recoveries	—
Provision	34

Ending balance	$59

Ending allowance for individually impaired loans	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$59

Principal balance:
Ending balance	$6,772

Ending balance of individually impaired loans	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,742

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2009	2008
Balance as of January 1	$23	$26
Provision	25	3
Release	—	(6)

Balance as of December 31	$48	$23

The following table sets forth impaired commercial mortgage loans by property type as of December 31, 2010:

(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$5	$8	$3	$—	$2	$—
Office	6	8	2	—	2	—
Industrial	19	24	5	—	3	—
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	—	—

Total	$30	$40	$10	$—	$3	$—

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgages loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the average loan-to-value of commercial mortgage loans by property type as of December 31, 2010:

	Average loan-to-value (1)
(Amounts in millions)	0% – 50%	51% – 60%	61% –75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$477	$287	$805	$363	$42	$1,974
Office	320	327	612	446	145	1,850
Industrial	431	361	625	284	87	1,788
Apartments	99	172	321	133	—	725
Mixed use/other	123	10	63	221	18	435

Total	$1,450	$1,157	$2,426	$1,447	$292	$6,772

% of total	22%	17%	36%	21%	4%	100%

Weighted-average debt service coverage ratio (2)	2.24	1.99	1.79	2.42	0.75	2.01

(1)

Average loan-to-value is based on our most recent estimate of the fair value for the underlying property as of the date indicated above. Values are evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

(2)

Debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

The following table sets forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31, 2010:

	Debt service coverage ratio – fixed rate (1)
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$125	$317	$490	$512	$415	$1,859
Office	176	186	238	524	547	1,671
Industrial	260	166	292	698	346	1,762
Apartments	7	62	160	290	135	654
Mixed use/other	49	12	17	78	94	250

Total	$617	$743	$1,197	$2,102	$1,537	$6,196

% of total	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value (2)	90%	71%	68%	62%	50%	64%

(1)

Debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

(2)

Average loan-to-value is based on our most recent estimate of the fair value for the underlying property as of the date indicated above. Values are evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of December 31, 2010:

	Debt service coverage ratio – floating rate (1)
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Office	—	—	—	57	122	179
Industrial	1	5	—	1	19	26
Apartments	—	4	—	21	46	71
Mixed use/other	—	—	—	—	185	185

Total	$1	$9	$—	$81	$485	$576

% of total	—%	2%	—%	14%	84%	100%

Weighted-average loan-to-value (2)	30%	62%	—%	83%	77%	78%

(1)

Debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees).

(2)

Average loan-to-value is based on our most recent estimate of the fair value for the underlying property as of the date indicated above. Values are evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of December 31:

	2010
(Amounts in millions)	Carrying value	% of total
Property Type
Retail	$182	36%
Industrial	124	24
Office	117	23
Apartments	64	13
Mixed use/other	22	4

Total principal balance	509	100%

Allowance for losses	(2)

Total	$507

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

	2010
(Amounts in millions)	Carrying value	% of total
Geographic Region
South Atlantic	$189	37%
Pacific	90	18
Middle Atlantic	70	14
East North Central	51	10
Mountain	32	6
East South Central	32	6
West North Central	31	6
West South Central	13	3
New England	1	—

Total principal balance	509	100%

Allowance for losses	(2)

Total	$507

As of December 31, 2010, all restricted commercial mortgage loans were current and there were no restricted commercial mortgage loans on nonaccrual status.

Of the total carrying value of restricted commercial mortgage loans as of December 31, 2010, $507 million related to loans not individually impaired that were evaluated collectively for impairment. A provision for credit losses of $2 million was recorded during the year related to these loans, which reflected our ending allowance for credit losses balance and was required upon consolidation of securitization entities as of January 1, 2010.

In evaluating the credit quality of restricted commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. The risks associated with restricted commercial mortgage loans can typically be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the average loan-to-value of restricted commercial mortgage loans by property type as of December 31, 2010:

	Average loan-to-value (1)
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$141	$34	$1	$3	$3	$182
Industrial	108	8	4	2	2	124
Office	90	19	5	3	—	117
Apartments	35	9	—	20	—	64
Mixed use/other	17	5	—	—	—	22

Total	$391	$75	$10	$28	$5	$509

% of total	77%	15%	2%	5%	1%	100%

Weighted-average debt service coverage ratio (2)	1.82	1.35	1.05	1.18	0.52	1.69

(1)

Average loan-to-value is based on our most recent estimate of the fair value for the underlying property as of the date indicated above. Values are evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

(2)

Debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

The following table sets forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of December 31, 2010:

	Debt service coverage ratio – fixed rate (1)
(Amounts in millions)	Less than 1.00	1.01 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$6	$52	$77	$33	$182
Industrial	11	9	25	50	29	124
Office	14	14	23	45	21	117
Apartments	—	21	10	26	7	64
Mixed use/other	—	—	7	11	4	22

Total	$39	$50	$117	$209	$94	$509

% of total	8%	10%	23%	41%	18%	100%

Weighted-average loan-to-value (2)	65%	55%	42%	41%	31%	43%

(1)

Debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

(2)

Average loan-to-value is based on our most recent estimate of the fair value for the underlying property as of the date indicated above. Values are evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

There were no floating rate restricted commercial mortgage loans as of December 31, 2010.

See note 18 for additional information related to consolidated securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities are comprised of asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 18 for additional information related to consolidated securitization entities.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		2010	2009		2010	2009
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$222	$72	Other liabilities	$56	$114
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	33	21
Foreign currency swaps	Other invested assets	205	101	Other liabilities	—	—

Total cash flow hedges		427	173		89	135

Fair value hedges:
Interest rate swaps	Other invested assets	95	132	Other liabilities	8	15
Foreign currency swaps	Other invested assets	35	24	Other liabilities	—	—

Total fair value hedges		130	156		8	15

Total derivatives designated as hedges		557	329		97	150

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	446	505	Other liabilities	74	59
Equity return swaps	Other invested assets	—	—	Other liabilities	3	—
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	19	—
Interest rate swaptions	Other invested assets	—	54	Other liabilities	—	67
Credit default swaps	Other invested assets	11	11	Other liabilities	7	3
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	129	—
Equity index options	Other invested assets	33	39	Other liabilities	3	2
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	8	Other liabilities	—	—
Reinsurance embedded derivatives (2)	Other assets	1	—	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	(5)	(5)	Policyholder account balances (4)	121	175

Total derivatives not designated as hedges		486	612		356	306

Total derivatives		$1,043	$941		$453	$456

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2009	Additions	Maturities/ terminations	December 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$9,479	$3,088	$(212)	$12,355
Inflation indexed swaps	Notional	376	159	(10)	525
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		10,346	3,247	(222)	13,371

Fair value hedges:
Interest rate swaps	Notional	2,366	—	(602)	1,764
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		2,451	—	(602)	1,849

Total derivatives designated as hedges		12,797	3,247	(824)	15,220

Derivatives not designated as hedges
Interest rate swaps	Notional	6,474	4,295	(3,088)	7,681
Equity return swaps	Notional	—	209	(1)	208
Interest rate swaps related to securitization entities (1)	Notional	—	138	(9)	129
Interest rate swaptions	Notional	5,100	200	(5,100)	200
Credit default swaps	Notional	1,090	115	(10)	1,195
Credit default swaps related to securitization entities (1)	Notional	—	322	(5)	317
Equity index options	Notional	912	675	(843)	744
Financial futures	Notional	5,822	7,096	(8,981)	3,937
Other foreign currency contracts	Notional	521	132	(132)	521
Reinsurance embedded derivatives	Notional	—	72	—	72

Total derivatives not designated as hedges		19,919	13,254	(18,169)	15,004

Total derivatives		$32,716	$16,501	$(18,993)	$30,224

(1)	See note 18 for additional information related to consolidated securitization entities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Number of policies)	Measurement	December 31, 2009	Additions	Terminations	December 31, 2010
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,543	4,431	(2,408)	49,566

Approximately $1.1 billion of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $209 million as of December 31, 2010.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$194	$15	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	2	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	13	(6)	Interest expense	—	Net investment gains (losses)

Total	$204	$13		$3

(1)

Amounts included $2 million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

For the year ended December 31, 2008, there was $25 million of ineffectiveness related to our cash flow hedges and there were no amounts excluded from the measure of effectiveness.

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Derivatives qualifying as effective accounting hedges as of January 1	$802	$1,161	$473
Current period increases (decreases) in fair value, net of deferred taxes of $(73), $201 and $(384)	131	(359)	701
Reclassification to net (income) loss, net of deferred taxes of $4, $(1) and $8	(9)	—	(13)

Derivatives qualifying as effective accounting hedges as of December 31	$924	$802	$1,161

The total of derivatives designated as cash flow hedges of $924 million, net of taxes, recorded in stockholders’ equity as of December 31, 2010 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $13 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the years ended December 31, 2010 and 2009 in connection with forecasted transactions that were no longer considered probable

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

of occurring. During 2008, we terminated a large portion of our forward starting interest rate swaps, which were designated as cash flow hedges, related to our long-term care insurance business to reduce our counterparty credit exposure and increase liquidity. The respective balance in OCI related to these derivatives will be reclassified into net income (loss) when the forecasted transactions affect net income (loss), as the forecasted transactions are still probable of occurring.

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$3	Net investment gains (losses)	$(12)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(32)	Net investment gains (losses)	96	Interest credited	32	Net investment gains (losses)
Foreign currency swaps	12	Net investment gains (losses)	3	Interest credited	(12)	Net investment gains (losses)

Total	$(17)		$87		$17

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

For the year ended December 31, 2008, there was $(4) million of ineffectiveness related to our fair value hedges and there were no amounts excluded from the measure of effectiveness.

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

We also have derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives only have recourse to the securitization entity. The interest rate swaps used for these entities are typically used to effectively convert the interest payments on the assets of the securitization entity to the same basis as the interest rate on the borrowings issued by the securitization entity. Credit default swaps are utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also include a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap. See note 18 for additional information related to consolidated securitization entities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2010	2009	2008	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$105	$277	$310	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(11)	—	—	Net investment gains (losses)
Interest rate swaptions	53	(627)	720	Net investment gains (losses)
Credit default swaps	7	50	(27)	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	(9)	—	—	Net investment gains (losses)
Equity index options	(75)	(134)	301	Net investment gains (losses)
Equity return swaps	(11)	—	—	Net investment gains (losses)
Financial futures	(109)	(233)	93	Net investment gains (losses)
Inflation indexed swaps	—	(4)	—	Net investment gains (losses)
Foreign currency swaps	—	6	—	Net investment gains (losses)
Other foreign currency contracts	(11)	10	—	Net investment gains (losses)
Reinsurance embedded derivatives	1	—	—	Net investment gains (losses)
GMWB embedded derivatives	85	710	(812)	Net investment gains (losses)

Total derivatives not designated as hedges	$25	$55	$585

(1)	See note 18 for additional information related to consolidated securitization entities.

Derivative Counterparty Credit Risk

As of December 31, 2010 and 2009, net fair value assets by counterparty totaled $888 million and $739 million, respectively. As of December 31, 2010 and 2009, net fair value liabilities by counterparty totaled $172 million and $74 million, respectively. As of December 31, 2010 and 2009, we retained collateral of $794 million and $647 million, respectively, related to these agreements, including over collateralization of $29 million and $10 million, respectively, from certain counterparties. As of December 31, 2010 and 2009, we posted $30 million and $121 million, respectively, of collateral to derivative counterparties, including over collateralization of $11 million and $46 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2010 and 2009, we could have been allowed to claim up to $123 million and $102 million, respectively, from counterparties and required to disburse up to $5 million and $1 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

In addition to the credit derivatives discussed above, we also have credit derivative instruments related to securitization entities that we were required to consolidate in 2010. These derivatives represent a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers are similar to those described above. In the event of default, the securitization entity will provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity is the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity. See note 13 for information on the third-party borrowings related to consolidated securitization entities.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2010			2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$6	$—	$—
AA
Matures after one year through five years	6	—	—	5	—	—
Matures after five years through ten years	5	—	—	—	—	—
A
Matures after one year through five years	37	1	—	32	1	—
Matures after five years through ten years	5	—	—	10	—	—
BBB
Matures after one year through five years	68	2	—	73	1	—
Matures after five years through ten years	29	—	—	29	—	—

Total credit default swaps on single name reference entities	$155	$3	$—	$155	$2	$—

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2010			2009
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$—	$3	$50	$—	$—
9% – 12% matures after five years through ten years (2)	—	—	—	250	1	1
10% – 15% matures after one year through five years (3)	250	4	—	—	—	—
10% – 15% matures after five years through ten years (4)	—	—	—	250	—	2
12% – 22% matures after five years through ten years (5)	248	—	4	248	4	—
15% – 30% matures after five years through ten years (6)	127	2	—	127	2	—

Total credit default swap index tranches	925	6	7	925	7	3

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (7)	17	—	8	—	—	—
Portion backing our interest maturing 2017 (8)	300	—	121	—	—	—

Total customized credit default swap index tranches related to securitization entities	317	—	129	—	—	—

Total credit default swaps on index tranches	$1,242	$6	$136	$925	$7	$3

(1)	The current attachment/detachment as of December 31, 2010 and 2009 was 9% – 12%.
(2)	The current attachment/detachment as of December 31, 2009 was 9% – 12%.
(3)	The current attachment/detachment as of December 31, 2010 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2009 was 10% – 15%.
(5)	The current attachment/detachment as of December 31, 2010 and 2009 was 12% – 22%.
(6)	The current attachment/detachment as of December 31, 2010 and 2009 was 14.8% – 30.3%.
(7)	Original notional value was $39 million.
(8)	Original notional value was $300 million.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth our holding of available-for-sale fixed maturity securities that include embedded credit derivatives and the fair values as of December 31:

	2010			2009
(Amounts in millions)	Par value	Amortized cost or cost	Fair value	Par value	Amortized cost or cost	Fair value
Credit rating:
AA
Matures after five years through ten years (1)	$—	$—	$—	$100	$100	$96
BBB
Matures after five years through ten years (2)	—	—	—	100	100	76
BB
Matures after five years through ten years (2)	—	—	—	200	228	148

Total available-for-sale fixed maturity securities that include embedded credit derivatives	$—	$—	$—	$400	$428	$320

(1)	The amounts in 2009 related to securities that were reclassified to the trading category on July 1, 2010 as a result of adopting new accounting guidance related to embedded credit derivatives.
(2)	The amounts in 2009 related to certain VIEs that were consolidated on January 1, 2010. See note 18 for additional information related to consolidated securitization entities.

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2010 (1)	2009 (2)	2008
Unamortized balance as of January 1	$7,257	$7,209	$6,933
Impact of foreign currency translation	(7)	67	(133)
Costs deferred	839	707	1,191
Amortization, net of interest accretion	(640)	(695)	(782)
Cumulative effect of changes in accounting	1	(26)	—
Other (3)	—	(5)	—

Unamortized balance as of December 31	7,450	7,257	7,209
Accumulated effect of net unrealized investment (gains) losses	(194)	84	577

Balance as of December 31	$7,256	$7,341	$7,786

(1)	On July 1, 2010, we adopted a new accounting standard related to embedded credit derivatives. The adoption of this standard had a net unfavorable impact of $3 million on DAC.
(2)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $7 million on DAC.
(3)	Relates to the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information regarding the sale.

We regularly review DAC to determine if it is recoverable from future income. As of December 31, 2010, we believe all of our businesses have sufficient future income and therefore the related DAC is recoverable.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

In 2009 and 2008, loss recognition testing of our fee-based products in our retirement income business resulted in an increase in amortization of DAC of $54 million and $55 million, respectively, reflecting unfavorable equity market performance. In addition, based on management’s assessment of the claim loss development in the existing 2006 and 2007 books of business which may cause deterioration of expected future gross margins for these book years, we determined that unamortized DAC related to our U.S. mortgage insurance business was not recoverable and consequently recorded a charge of $30 million to DAC during 2008.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

(Amounts in millions)	2010		2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,075	$(1,733)	$2,209	$(1,676)
Capitalized software	560	(364)	514	(309)
Deferred sales inducements to contractholders	144	(52)	174	(34)
Other	156	(45)	97	(41)

Total	$2,935	$(2,194)	$2,994	$(2,060)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2010, 2009 and 2008 was $116 million, $87 million and $102 million, respectively. Amortization expense related to deferred sales inducements of $18 million and $9 million, respectively, for the years ended December 31, 2010 and 2009 was included in benefits and other changes in policy reserves. There was no amortization expense related to deferred sales inducements in 2008.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Unamortized balance as of January 1	$487	$532	$592
Interest accreted at 5.7%, 5.7% and 5.7%	26	29	32
Amortization	(83)	(67)	(92)
Cumulative effect of change in accounting (1)	—	(7)	—

Unamortized balance as of December 31	430	487	532
Accumulated effect of net unrealized investment (gains) losses	(88)	46	215

Balance as of December 31	$342	$533	$747

(1)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $2 million on PVFP.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The percentage of the December 31, 2010 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2011	9.7%
2012	6.9%
2013	6.1%
2014	5.8%
2015	7.3%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(8) Goodwill, Acquisitions and Dispositions

Goodwill

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total
Balance as of December 31, 2008:
Gross goodwill	$1,402	$110	$22	$59	$1,593
Accumulated impairment losses	(243)	—	(22)	(12)	(277)

Goodwill	1,159	110	—	47	1,316

Transfer (1)	30	—	—	(30)	—
Other (2)	—	(3)	—	—	(3)
Foreign exchange translation	—	11	—	—	11

Balance as of December 31, 2009:
Gross goodwill	1,432	118	22	29	1,601
Accumulated impairment losses	(243)	—	(22)	(12)	(277)

Goodwill	1,189	118	—	17	1,324

Transfer (3)	17	—	—	(17)	—
Acquisitions	8	—	—	—	8
Foreign exchange translation	—	(3)	—	—	(3)

Balance as of December 31, 2010:
Gross goodwill	1,457	115	22	12	1,606
Accumulated impairment losses	(243)	—	(22)	(12)	(277)

Goodwill	$1,214	$115	$—	$—	$1,329

(1)

The transfer related to our equity access business that we began reporting in our Retirement and Protection segment in 2009. Our equity access business was previously reported in Corporate and Other activities. The amounts associated with this business were not material and the prior period amounts were not re-presented.

(2)	Relates to the sale of one of our Mexican subsidiaries in 2009.
(3)

The transfer related to goodwill previously allocated to our corporate-owned life insurance product that we began reporting in Corporate and Other activities in 2009. In 2010, it was determined that $17 million of goodwill should have remained in our Retirement and Protection segment.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Goodwill impairment losses

There were no goodwill impairment charges recorded in 2010 and 2009. However, continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

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

Acquisitions

On December 31, 2010, we acquired the operating assets of Altegris Capital, LLC (“Altegris”) as part of our wealth management business in our Retirement and Protection segment. Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products. Under the terms of the agreement, we paid approximately $40 million at closing and may pay additional performance-based payments of up to $88 million during the five-year period following closing. We recorded consideration of $65 million consisting of the closing cash payment, estimated working capital adjustment and level 3 fair value of $21 million for contingent consideration, determined using an income approach. As part of the business combination, we recognized goodwill of $8 million and level 3 fair values of acquired identifiable intangible assets of $52 million. Such estimated values may change as additional information is obtained and the valuation is finalized.

On October 20, 2006, we acquired AssetMark Investment Services, Inc. of Pleasant Hill, California, for approximately $230 million. The acquisition is part of our wealth management business in our Retirement and Protection segment. Under terms of the agreement, we may pay additional performance-based payments of up to $100 million over five years.

Dispositions

On September 30, 2009, we closed a transaction for the sale of one of our Mexican subsidiaries, Genworth Seguros Mexico, S.A. de C.V. (“Seguros”), to HDI-Gerling International Holding AG. The sale included the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

automobile, property and casualty, life and personal accident insurance business lines that Seguros distributed through independent professional insurance agents. The net cash proceeds of $38 million were received on October 1, 2009. As of December 31, 2009, we recorded a receivable for contingent consideration of $8 million in the consolidated balance sheet. The sale resulted in an after-tax gain of $4 million.

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

As of December 31, 2010, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2010 and 2009, we had a reinsurance recoverable of $14,866 million and $14,827 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the NAIC.

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $7,646 million and $822 million, respectively, as of December 31, 2010 and $7,133 million and $873 million, respectively, as of December 31, 2009 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2010	2009	2008
Direct life insurance in-force	$693,459	$676,549	$681,202
Amounts assumed from other companies	1,323	1,406	1,506
Amounts ceded to other companies (1)	(224,013)	(239,960)	(292,295)

Net life insurance in-force	$470,769	$437,995	$390,413

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in millions)	Written			Earned
	2010	2009	2008	2010	2009	2008
Direct:
Life insurance	$1,471	$1,567	$1,987	$1,501	$1,620	$2,048
Accident and health insurance	2,819	2,724	3,055	2,928	2,872	3,057
Property and casualty insurance	129	212	83	121	206	79
Mortgage insurance	1,531	1,415	1,941	1,702	1,696	1,887

Total direct	5,950	5,918	7,066	6,252	6,394	7,071

Assumed:
Life insurance	10	9	140	15	20	172
Accident and health insurance	422	416	450	450	464	496
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	44	140	86	49	101	80

Total assumed	476	565	676	514	585	748

Ceded:
Life insurance	(281)	(287)	(329)	(280)	(266)	(314)
Accident and health insurance	(470)	(447)	(459)	(468)	(457)	(471)
Property and casualty insurance	—	(4)	(6)	—	(4)	(6)
Mortgage insurance	(163)	(232)	(250)	(164)	(233)	(251)

Total ceded	(914)	(970)	(1,044)	(912)	(960)	(1,042)

Net premiums	$5,512	$5,513	$6,698	$5,854	$6,019	$6,777

Percentage of amount assumed to net				9%	10%	11%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,527 million, $2,485 million and $2,724 million during 2010, 2009 and 2008, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(10) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2010	2009
Long-term care insurance contracts	(a	)	4.5% – 7.5%	$13,431	$12,172
Structured settlements with life contingencies	(b	)	2.5% – 9.0%	9,593	9,682
Annuity contracts with life contingencies	(b	)	2.5% – 9.0%	4,889	4,904
Traditional life insurance contracts	(c	)	2.5% – 7.5%	2,491	2,391
Supplementary contracts with life contingencies	(b	)	2.5% – 9.0%	258	264
Accident and health insurance contracts	(d	)	3.5% – 7.0%	55	56

Total future policy benefits				$30,717	$29,469

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table.
(c)

Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).

(d)

The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality and the 1959 Accidental Death Benefits Table, or 1964 Commissioners Disability Table, or 1956 Intercompany Hospital Table or 1972 TNW Major Medical Male-Female Table and company experience.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2010	2009
Annuity contracts	$13,126	$13,942
GICs, funding agreements and FABNs	3,717	4,502
Structured settlements without life contingencies	2,317	2,442
Supplementary contracts without life contingencies	573	585
Other	39	44

Total investment contracts	19,772	21,515
Universal life insurance contracts	7,206	6,955

Total policyholder account balances	$26,978	$28,470

We are a member of the Federal Home Loan Bank (the “FHLB”) program and held $71 million and $52 million of common stock, respectively, related to our membership for the years ended December 31, 2010 and

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

2009 which was included in equity securities. We issued funding agreements to the FHLB and have letters of credit with the FHLB which have not been drawn upon. The FHLB has been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements issued to the FHLB was $633 million and $140 million, respectively, as of December 31, 2010 and 2009, which was included in policyholder account balances. We had letters of credit related to the FHLB of $462 million and $341 million as of December 31, 2010 and 2009, respectively. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $1,233 million as of December 31, 2010 and by fixed maturity securities of $573 million and cash of $63 million as of December 31, 2009.

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

As of December 31, 2010 and 2009, our liability associated with certain nontraditional long-duration contracts was approximately $8,675 million and $7,962 million, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth total account values, net of reinsurance, with death benefit and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2010	2009
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$3,049	$2,646
Net amount at risk	$37	$110
Average attained age of contractholders	70	69
Enhanced death benefits (step-up, roll-up, payment protection) account value	$4,658	$4,444
Net amount at risk	$301	$571
Average attained age of contractholders	69	69
Account values with living benefit guarantees:
GMWBs	$4,500	$5,806
Guaranteed annuitization benefits	$1,627	$872

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $13 million and $12 million as of December 31, 2010 and 2009, respectively.

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

The contracts underlying the GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, defined as the greater of the contract value or the protected value, is greater than the account value. As of December 31, 2010 and 2009, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $692 million and $771 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is upon annuitization and the amount to be paid by us will either be in the form of a lump sum, or over the annuity period for certain GMWBs and guaranteed annuitization benefits.

Account balances of variable annuity contracts with living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2010	2009
Balanced funds	$4,162	$3,726
Equity funds	1,028	1,631
Bond funds	849	999
Money market funds	51	154
Other	37	168

Total	$6,127	$6,678

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2010 (1)	2009 (2)	2008
Balance as of January 1	$6,567	$5,322	$3,693
Less reinsurance recoverables	(1,769)	(1,454)	(852)

Net balance as of January 1	4,798	3,868	2,841

Incurred related to insured events of:
Current year	3,436	3,768	2,730
Prior years	799	421	514

Total incurred	4,235	4,189	3,244

Paid related to insured events of:
Current year	(1,217)	(1,441)	(904)
Prior years	(2,669)	(2,013)	(1,310)

Total paid	(3,886)	(3,454)	(2,214)

Interest on liability for policy and contract claims	121	121	95
Other (3)	—	(21)	—
Foreign currency translation	11	95	(98)

Net balance as of December 31	5,279	4,798	3,868
Add reinsurance recoverables	1,654	1,769	1,454

Balance as of December 31	$6,933	$6,567	$5,322

(1)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2010 were reduced by loss mitigation activities of $194 million, including $186 million related to workouts, loan modifications and pre-sales, and $8 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $540 million to date, including $390 million related to workouts, loan modifications and pre-sales, and $150 million related to rescissions, net of reinstatements of $175 million.

(2)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2009 were reduced by loss mitigation activities of $382 million, including $232 million related to rescissions, net of reinstatements, and $150 million related to workouts, loan modifications and pre-sales. Prior year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2009 were reduced by current year loss mitigation activities of $465 million, including $351 million related to rescissions, net of reinstatements, and $114 million related to workouts, loan modifications and pre-sales. Reinstatements were not material in 2009.

(3)	Relates to the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information regarding the sale.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

For 2010, the increase in the ending liability for policy and contract claims was primarily related to our long-term care insurance business as a result of the aging of existing claims coupled with emerging claim experience. Our ending liability for policy and contract claims related to our U.S. Mortgage Insurance segment as of December 31, 2010 remained relatively flat as the increase in reserves during the year were largely offset by paid claims.

During 2010, 2009 and 2008, we strengthened reserves by $799 million, $421 million and $514 million, respectively, as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

In 2010, we increased prior year reserves in our U.S. Mortgage Insurance segment by $514 million from $2,289 million as of December 31, 2009. As part of our reserving methodology, we estimate the number of loans in our delinquent loan inventory that we expect to be rescinded or modified over time as part of our loss mitigation activities, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission or modification action. The strengthening of reserves in 2010, particularly in the second half of 2010, related to a more significant decline in expected benefits from our loss mitigation activities than we had estimated at the end of 2009. Underperforming loan servicers and government programs contributed to higher foreclosure levels than expected that resulted in the continued aging of the delinquent loan inventory and thus reduced our benefits related to loan modifications. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during 2010 resulted in a reduction of expected losses of $734 million.

In 2010, we increased claim reserves related to our long-term care insurance business by $272 million from $3,188 million as of December 31, 2009. In the current stressed economic environment, we have experienced an increase in severity and duration of claims associated with observed loss development along with refinements to our estimated claim reserves all of which contributed to the reserve increase.

For our other businesses, the remaining unfavorable development in 2010 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

In 2009, we increased prior year reserves in our U.S. Mortgage Insurance segment by $515 million from $1,711 million as of December 31, 2008. The strengthening of reserves related to the aging of the underlying delinquent loans. With the decline in home values and tightening credit liquidity in 2009, the ability to cure a delinquent loan has become increasingly difficult to achieve and caused an increase in the aging of delinquent loans. These aged delinquent loans also had a higher estimated claim rate as compared to the prior year as a result of deteriorating loss development trends and the adverse market and economic conditions. The rapid increase in unemployment levels and home price depreciation as well as the severe deterioration of the overall economic environment in early 2009 could not have been predicted at the time these reserves were established. The increase in reserves was partially offset by our loss mitigation activities which reduced our prior year reserves by $465 million.

For our other businesses, the remaining unfavorable prior year development in 2009 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

As of December 31, 2009, our policy and contract claims liability related to our U.S. Mortgage Insurance segment also included a settlement of arbitration proceedings with a lender regarding certain bulk transactions in the third quarter of 2009 of $95 million, consisting of net paid claims of $203 million and a decrease in reserves of $108 million which were included in the current year incurred and paid claims in the chart above.

For 2008, the unfavorable development of $514 million was primarily attributable to our U.S. mortgage insurance business as a result of the worsening U.S. economy and housing markets causing us to strengthen reserves related to this business by $266 million from $467 million as of December 31, 2007. This strengthening was attributable to an increase in the level of expected claim frequencies from the aging of our delinquency population. As a result, we expected a significantly higher rate of our delinquencies to become claims. These trends could not have been predicted before the market and economic events that occurred during 2008, which caused the adverse cure rate and delinquency development trends. Additionally, the reinsurance recoverable associated with captive reinsurance also substantially increased during 2008. We applied these higher frequency level expectations to delinquencies during 2008 to determine our liability for policy and contract claims as of December 31, 2008. For our other businesses, the remaining unfavorable prior year development in 2008 related to refinements on both reported and unreported insured events occurring in the prior year as part of our reserving process.

(12) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. In addition, certain company employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2010 and 2009, we recorded a liability related to these benefits of $39 million and $40 million, respectively. During 2010, we recognized an increase in OCI of less than $1 million. During 2009, we recognized a reduction in OCI of $18 million.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2010 and 2009, the accumulated postretirement benefit obligation associated with these benefits was $74 million and $69 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. During 2010 and 2009, we recognized an increase in OCI of $3 million and $23 million, respectively.

Our cost associated with our pension, retiree health and life insurance benefit plans was $39 million, $40 million and $47 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 4% of the employee’s pay. In December 2010, we announced employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest after two complete years of service. In addition, starting January 1, 2011, we will match contributions up to 6% of the employee’s pay. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by our Retirement and Protection segment. The amount of deposits recorded by our Retirement and Protection segment for 2010 and 2009 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $13 million, $12 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2010, 2009 and 2008.

(13) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of December 31, 2010, we have no commercial paper outstanding.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. Each of these facilities originally had $1.0 billion available for borrowings. Lehman Commercial Paper Inc. (“LCP”) had committed $70 million under the August 2012 credit facility and Lehman Brothers Bank, FSB (“Lehman FSB”) had committed $70 million under the May 2012 credit facility. On October 5, 2008, LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP was unable to fulfill its commitments under the August 2012 credit facility and Lehman FSB declined to fulfill its commitment under the May 2012 credit facility. On April 1, 2010, a consent and waiver agreement was entered into which releases the Lehman Brothers-related entities from their commitments under the facilities and reduces the remaining commitments by those respective amounts. Therefore, as of December 31, 2010, we had access to $1.9 billion under these facilities.

We repaid all outstanding borrowings under our credit facilities during 2010; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries as of December 31, 2010. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. In November 2010, we repaid $125 million of outstanding borrowings under each of our five-year revolving credit facilities with cash on hand. The remaining outstanding borrowings of $240 million under each of our five-year revolving credit facilities were repaid with net proceeds from our senior notes offering that was completed in November 2010, together with cash on hand. As of December 31, 2009, we had borrowings of $930 million under these facilities, and we utilized $407 million under these facilities for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

On February 14, 2011, we issued a $100 million letter of credit under our credit facilities for the benefit of one of our life insurance companies. This letter of credit replaces a letter of credit for the same amount which matured in February 2011 and was provided by a third-party bank. After issuance of this letter of credit, the total letter of credit utilization under our credit facilities was $156 million and unused credit capacity was $1.7 billion.

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2010	2009
1.6% Notes (Japanese Yen), due 2011	$702	$612
5.65% Senior Notes, due 2012	222	222
5.75% Senior Notes, due 2014	600	600
4.59% Senior Notes, due 2015 (1)	151	—
4.95% Senior Notes, due 2015	350	350
8.625% Senior Notes, due 2016	299	299
6.52% Senior Notes, due 2018	600	600
5.68% Senior Notes, due 2020 (1)	277	—
7.70% Senior Notes, due 2020	400	—
7.20% Senior Notes, due 2021	399	—
6.50% Senior Notes, due 2034	297	297
6.15% Junior Notes, due 2066	598	598
Mandatorily redeemable preferred stock	57	63

Total	$4,952	$3,641

(1)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”).

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Long-Term Senior Notes

In December 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada and its wholly-owned Canadian subsidiaries. Genworth Canada is expected to use any proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

In November 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.200% per year payable semi-annually, and maturing in February 2021 (“2021 Notes”). The 2021 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $396 million from the issuance of the 2021 Notes, together with cash on hand, were used to repay in full the outstanding borrowings under our two five-year revolving credit facilities.

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

During 2009, we repurchased principal of $128 million of our 5.65% senior notes that mature in June 2012, plus accrued interest, for a pre-tax gain of $5 million. We repaid the remaining principal of $329 million of our 5.23% senior notes that matured in May 2009, plus accrued interest. In the first quarter of 2009, we repurchased $79 million of our 4.75% senior notes that matured in June 2009, plus accrued interest. We repaid the remaining principal of $331 million of our 4.75% senior notes that matured in June 2009, plus accrued interest.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

In June 2004, we issued senior notes having an aggregate principal amount of $1.9 billion. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates were 4.48% on the 2009 Notes and will be 5.51% on the 2014 Notes and 6.35% on the 2034 Notes. These Notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2014 Notes and the 2034 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued $100 million of 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all of our Series A Preferred Stock in a public offering concurrent with our IPO. Two million shares of our authorized preferred stock have been designated 5.25% Cumulative Series A Preferred Stock. As of December 31, 2009, approximately 1.3 million shares of our Series A Preferred Stock were outstanding. During August 2010, we repurchased 120,000 shares of our Series A Preferred Stock for $6 million. As of December 31, 2010, approximately 1.2 million shares of our Series A Preferred Stock were outstanding.

Dividends on the Series A Preferred Stock are fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share plus (2) accumulated and unpaid dividends. Dividends are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For the years ended December 31, 2010, 2009 and 2008, we paid dividends of $3 million, $5 million and $5 million, respectively, which has been recorded as interest expense in the consolidated statements of income.

We are required to redeem the remaining outstanding shares of the Series A Preferred Stock on June 1, 2011 in whole at a price of $50 per share, plus unpaid dividends accrued to the date of redemption. There are no provisions for early redemption. Except under certain conditions or otherwise required by applicable law, the holders of the Series A Preferred Stock have no voting rights.

(c) Non-Recourse Funding Obligations

We issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)	2010	2009
Issuance
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	500	500
River Lake Insurance Company II (a), due 2035	300	300
River Lake Insurance Company II (b), due 2035	550	550
River Lake Insurance Company III (a), due 2036	430	430
River Lake Insurance Company III (b), due 2036	250	250
River Lake Insurance Company IV Limited (b), due 2028	522	528
Rivermont Insurance Company I (a), due 2050	315	315

Total	$3,437	$3,443

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law, except for non-recourse funding obligations issued by River Lake Insurance Company IV Limited (“River Lake IV”), a Bermuda domiciled insurance company. River Lake IV may repay principal up to 15% of its capital without prior approval. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval. On March 25, 2010, River Lake IV repaid $6 million of its total outstanding $28 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2009, River Lake IV repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

The weighted-average interest rate on the non-recourse funding obligations as of December 31, 2010 and 2009 was 1.44% and 1.49%, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes and mandatorily redeemable preferred stock) and non-recourse funding obligations by maturity were as follows as of December 31, 2010:

(Amounts in millions)	Amount
2011	$760
2012	222
2013	—
2014	600
2015 and thereafter (1)	6,815

Total	$8,397

(1)	Repayment of $3.4 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through our revolving credit facilities and cash flows from operations. As of December 31, 2010, we had an unused credit capacity within our revolving credit facilities of $1.8 billion.

(14) Income Taxes

The total benefit for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Current federal income taxes	$(97)	$(100)	$(127)
Deferred federal income taxes	(326)	(499)	(444)

Total federal income taxes	(423)	(599)	(571)

Current state income taxes	(9)	3	3
Deferred state income taxes	(1)	(4)	(18)

Total state income taxes	(10)	(1)	(15)

Current foreign income taxes	191	180	184
Deferred foreign income taxes	33	27	32

Total foreign income taxes	224	207	216

Total benefit for income taxes	$(209)	$(393)	$(370)

Our current income tax receivable was $58 million as of December 31, 2010 and our current income tax payable was $76 million as of December 31, 2009.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(9.4)	(0.2)	1.0
Benefit on tax favored investments	(42.7)	6.6	4.3
Effect of foreign operations	(115.5)	6.4	6.9
Interest on uncertain tax positions	(8.5)	0.8	1.4
Non-deductible expenses	3.6	0.7	(0.6)
Non-deductible goodwill	—	—	(9.5)
Tax benefits related to separation from our former parent	(140.1)	—	—
Other, net	2.6	0.3	0.8

Effective rate	(275.0)%	49.6%	39.3%

The lower level of pre-tax income in 2010 magnified the impact of increases (reductions) in the effective tax rate.

In connection with our 2004 separation from our former parent, GE, we made certain joint tax elections and realized certain tax benefits. During 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in 2010. Additionally, we recorded $23 million as additional paid-in capital related to our 2004 separation.

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2010	2009
Assets:
Investments	$1,031	$523
Net unrealized losses on investment securities	77	787
Accrued commission and general expenses	114	21
Net operating loss carryforwards	1,803	1,156
Other	458	400

Gross deferred income tax assets	3,483	2,887
Valuation allowance	(189)	(153)

Total deferred income tax assets	3,294	2,734

Liabilities:
Net unrealized gains on derivatives	505	437
Insurance reserves	1,191	511
DAC	1,741	1,690
PVFP and other intangibles	64	46
Other	314	261

Total deferred income tax liabilities	3,815	2,945

Net deferred income tax liability	$521	$211

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The above valuation allowances of $189 million and $153 million related primarily to state deferred tax assets and foreign net operating losses as of December 31, 2010 and 2009, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementation of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $5,150 million as of December 31, 2010, and, if unused, will expire beginning in 2022. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2010 and 2009, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $599 million and $527 million, respectively. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 13 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $17 million, $21 million and $19 million for the years ended December 31, 2010, 2009 and 2008, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2010 and 2009, we have recorded the estimated present value of our remaining obligation to GE of $339 million and $351 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2010, amounted to approximately $1,862 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2010	2009	2008
Balance as of January 1	$285	$286	$389
Tax positions related to the current period:
Gross additions	23	67	28
Gross reductions	(14)	(2)	(2)
Tax positions related to the prior years:
Gross additions	69	28	25
Gross reductions	(159)	(94)	(143)
Settlements	(11)	—	(11)
Lapses of statutes of limitations	—	—	—

Balance as of December 31	$193	$285	$286

The total amount of unrecognized tax benefits was $193 million as of December 31, 2010, of which $19 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $9 million, $6 million and $22 million for benefits related to interest and penalties during 2010, 2009 and 2008, respectively. We had approximately $9 million and $11 million, respectively, of interest and penalties accrued as of December 31, 2010 and 2009.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for years prior to 2000 and 2005 through 2006. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The IRS is currently reviewing our U.S. income tax returns for the 2007 and 2008 tax years. Certain issues from 2005 and 2006 have been timely protested and will be subject to review by the IRS appeals division. For those companies that filed consolidated returns with our former parent, GE, in 2003 and 2004 before our IPO (which included the pre-IPO related transactions), the IRS has completed its examination of these GE consolidated returns and the appropriate adjustments under the Tax Matters Agreement and other tax sharing arrangements with GE are still in process. Certain issues from the 2000 through 2004 audit cycle are agreed upon and are in the process of being finalized with the IRS appeals division. HM Revenue and Customs is currently reviewing our U.K. income tax returns for 2003 and later years.

We believe it is reasonably possible that in 2011 as a result of our open audits and appeals, up to approximately $71 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the United States and lifestyle protection insurance benefits in the United Kingdom.

(15) Supplemental Cash Flow Information

Net cash paid for taxes was $253 million, $200 million and $198 million and cash paid for interest was $378 million, $327 million and $406 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$(41)	$(133)	$(214)

Total non-cash transactions	$(41)	$(133)	$(214)

(16) Stock-Based Compensation

We grant share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We recorded stock-based compensation expense of $40 million, $26 million and $23 million, respectively, for the years ended December 31, 2010, 2009 and 2008. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the fair value of stock-based payment awards on the date of grant, we typically use the Black-Scholes Model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

The following table contains the stock option weighted-average grant-date fair value information and related valuation assumptions, excluding exchanged grants and performance-accelerated options and SARs described further below, for the years ended December 31:

	2010	2009	2008
Fair value per option	$10.47	$2.56	$5.71
Valuation assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	92.7%	55.9%	26.4%
Expected dividend yield	0.5%	0.5%	1.8%
Risk-free interest rate	2.9%	2.7%	3.2%

For purposes of determining the fair value of 1.4 million shares of performance-accelerated SARs and 0.2 million shares of performance-accelerated non-qualified options that were issued in August 2009, we used the Monte-Carlo Simulation. Monte-Carlo Simulation is a technique used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs and options grant-date fair value was $5.28, which will be amortized over a 1.4 year derived service period. The performance-accelerated SARs and options vest on the fourth anniversary of the grant date but are subject to earlier vesting in one-third increments based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 20 consecutive trading days. Based on the closing price of our Class A Common Stock, the first two tranches at $12.00 and $16.00 vested in 2010.

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

During 2010 and 2009, we granted stock options with exercise prices ranging from $14.18 to $18.45 and $2.00 to $11.20, respectively, which equaled the closing market prices on the date of grant and have an exercise term of ten years. The stock options granted in 2010 have vesting periods of four years in annual increments commencing on the first anniversary of the grant date. The stock options granted in 2009, excluding some exchanged grants and performance-accelerated options, will vest in one-third annual increments commencing on the first anniversary of the grant date. Additionally, during 2010 and 2009, we issued RSUs with restriction periods ranging from two to four years and a fair value of $11.58 to $14.92 and $2.00 to $10.87, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date. We also granted SARs with an exercise price of $14.18 during 2010 and ranging from $2.00 to $7.80 during 2009.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes stock option activity as of December 31, 2010 and 2009:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2009	13,442	$24.50
Granted (1)	5,102	$5.39
Exercised	—	$—
Forfeited (1)	(8,817)	$25.01
Expired	—	$—

Balance as of January 1, 2010	9,727	$14.05
Granted	2,176	$14.17
Exercised	(466)	$4.33
Forfeited	(1,783)	$21.18
Expired	—	$—

Balance as of December 31, 2010	9,654	$13.23

Exercisable as of December 31, 2010	4,475	$17.77

(1)

Grants and forfeitures of shares subject to option in 2009 included awards cancelled and replacement options granted following completion of a stockholder approved voluntary equity exchange program in 2009 as further described below.

The following table summarizes information about stock options outstanding as of December 31, 2010:

Exercise price range	Outstanding			Exercisable
	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$2.00 – $18.51	6,847	6.67	$9.13	1,789	$9.68
$19.45 – $22.67	1,840	2.34	$20.13	1,840	$20.13
$22.80 – $27.95	506	3.02	$25.95	413	$26.63
$28.30 – $37.89	461	3.74	$32.62	433	$32.65

	9,654		$13.23	4,475	$17.77

(1)	Average contractual life remaining in years.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the status of our other equity-based awards as of December 31, 2010 and 2009:

(Awards in thousands)	RSUs		DSUs		SARs
	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2009 (1)	3,973	$28.53	248	$2.84	6,548	$23.80
Granted (2)	543	$2.54	201	$3.23	2,789	$5.66
Exercised	(263)	$31.02	—	$—	—	$—
Terminated (2), (3)	(351)	$27.92	—	$—	(1,294)	$23.97

Balance as of January 1, 2010	3,902	$25.87	449	$15.48	8,043	$17.48
Granted	787	$14.06	91	$14.08	1,064	$14.18
Exercised	(729)	$24.32	(41)	$12.92	(232)	$5.60
Terminated (4)	(1,118)	$30.58	—	$—	(56)	$24.74

Balance as of December 31, 2010	2,842	$18.52	499	$10.26	8,819	$17.35

(1)

Included 910,300 of performance stock unit awards (“PSUs”) with fair values ranging from $26.59 to $34.85. During 2008, it was determined that threshold levels of performance would not be achieved and all expenses related to the PSUs were reversed in 2008.

(2)

Grants and terminations of SARs in 2009 included awards cancelled, and replacement SARs granted, following completion of a stockholder approved voluntary equity exchange program in 2009 as further described below.

(3)	Included 68,000 of PSUs that were terminated.
(4)	Included 842,300 of PSUs that were terminated. As of December 31, 2010, there are no remaining PSUs outstanding.

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

As of December 31, 2010 and 2009, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $69 million and $71 million, respectively. This expense is expected to be recognized over a weighted-average period of three years.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

There was $2 million in cash received from stock options exercised during 2010 and no cash received in 2009. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share based awards was $6 million and $1 million as of December 31, 2010 and 2009, respectively.

In connection with the initial public offering of Genworth Canada in July 2009, our indirect subsidiary, Genworth Canada, granted stock options and other equity-based awards to its Canadian employees. As of December 31, 2010, Genworth Canada had outstanding 984,200 of stock options and 142,275 of RSUs, the majority of which were unvested, and 9,831 of DSUs, all of which were vested. As of December 31, 2009, Genworth Canada had 810,000 of stock options and 83,700 of RSUs outstanding and all were unvested. For the years ended December 31, 2010 and 2009, we recorded stock-based compensation expense of $4 million and $1 million, respectively, and estimated total unrecognized expense of $4 million and $5 million, respectively, related to these awards. See note 24 for additional information regarding the initial public offering of Genworth Canada.

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

Non-recourse funding obligations. Based on the then current coupon, revalued based on LIBOR and the current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

Borrowings related to securitization entities. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

(Amounts in millions)	2010				2009
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,718	$6,896		$(1)	$7,499	$7,213
Restricted commercial mortgage loans (2)		(1)	507	554		(1)	—	—
Other invested assets		(1)	267	272		(1)	1,766	1,769
Liabilities:
Short-term borrowings (3)		(1)	—	—		(1)	930	930
Long-term borrowings (3)		(1)	4,952	4,928		(1)	3,641	3,291
Non-recourse funding obligations (3)		(1)	3,437	2,170	(1)		3,443	1,674
Borrowings related to securitization entities (2)		(1)	443	467		(1)	—	—
Investment contracts		(1)	19,772	20,471		(1)	21,515	21,743
Performance guarantees, principally letters of credit	—		—	—	117		—	—
Other firm commitments:
Commitments to fund limited partnerships	110		—	—	194		—	—
Ordinary course of business lending commitments	28		—	—	—		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	See note 13 for additional information related to borrowings.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

For broker quotes, we consider the valuation methodology utilized by the third party but cannot typically obtain sufficient evidence to determine the valuation does not include significant unobservable inputs. Accordingly, we typically classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

For remaining securities priced using internal models, we maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the primary sources considered when determining fair value of each class of fixed maturity securities as of December 31, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,688	$—	$3,688	$—
Internal models	17	—	6	11

Total U.S. government, agencies and government-sponsored enterprises	3,705	—	3,694	11

Tax-exempt:
Pricing services	1,030	—	1,030	—

Total tax-exempt	1,030	—	1,030	—

Government—non-U.S.:
Pricing services	2,357	—	2,357	—
Internal models	12	—	11	1

Total government—non-U.S.	2,369	—	2,368	1

U.S. corporate:
Pricing services	20,563	—	20,563	—
Broker quotes	235	—	—	235
Internal models	3,169	—	2,304	865

Total U.S. corporate	23,967	—	22,867	1,100

Corporate—non-U.S.:
Pricing services	11,584	—	11,584	—
Broker quotes	113	—	—	113
Internal models	1,801	—	1,546	255

Total corporate—non-U.S.	13,498	—	13,130	368

Residential mortgage-backed:
Pricing services	4,312	—	4,312	—
Broker quotes	72	—	—	72
Internal models	71	—	—	71

Total residential mortgage-backed	4,455	—	4,312	143

Commercial mortgage-backed:
Pricing services	3,693	—	3,693	—
Broker quotes	16	—	—	16
Internal models	34	—	—	34

Total commercial mortgage-backed	3,743	—	3,693	50

Other asset-backed:
Pricing services	2,241	—	2,143	98
Broker quotes	169	—	—	169
Internal models	6	—	5	1

Total other asset-backed	2,416	—	2,148	268

Total fixed maturity securities	$55,183	$—	$53,242	$1,941

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the primary sources considered when determining fair value of equity securities as of December 31, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$245	$240	$5	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$332	$240	$5	$87

The following table summarizes the primary sources considered when determining fair value of trading securities as of December 31, 2010:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$348	$—	$348	$—
Broker quotes	230	—	—	230
Internal models	99	—	—	99

Total trading securities	$677	$—	$348	$329

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Interest rate swaps. The valuation of interest rate swaps is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2. For certain interest rate swaps, the inputs into the valuation also include the total returns of certain bonds that would primarily be considered an observable input and result in the derivative being classified as Level 2. For certain other swaps, there are features that provide an option to the counterparty to terminate the swap at specified dates and would be considered a significant unobservable input and results in the fair value measurement of the derivative being classified as Level 3.

Interest rate swaps related to securitization entities. The valuation of interest rate swaps related to securitization entities is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Equity return swaps. The valuation of equity return swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and underlying equity index values, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 80 basis points over the most relevant points on the U.S. Treasury curve. As of December 31, 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $44 million. As of December 31, 2009, the impact of non-performance risk on our GMWB valuation was not material.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,705	$—	$3,694	$11
Tax-exempt	1,030	—	1,030	—
Government—non-U.S.	2,369	—	2,368	1
U.S. corporate	23,967	—	22,867	1,100
Corporate—non-U.S.	13,498	—	13,130	368
Residential mortgage-backed	4,455	—	4,312	143
Commercial mortgage-backed	3,743	—	3,693	50
Other asset-backed	2,416	—	2,148	268

Total fixed maturity securities	55,183	—	53,242	1,941

Equity securities	332	240	5	87

Other invested assets:
Trading securities	677	—	348	329
Derivative assets:
Interest rate swaps	763	—	758	5
Foreign currency swaps	240	—	240	—
Credit default swaps	11	—	5	6
Equity index options	33	—	—	33

Total derivative assets	1,047	—	1,003	44

Securities lending collateral	772	—	772	—
Derivatives counterparty collateral	630	—	630	—

Total other invested assets	3,126	—	2,753	373

Restricted other invested assets related to securitization entities	370	—	199	171
Other assets (1)	1	—	1	—
Reinsurance recoverable (2)	(5)	—	—	(5)
Separate account assets	11,666	11,666	—	—

Total assets	$70,673	$11,906	$56,200	$2,567

Liabilities
Policyholder account balances (3)	$121	$—	$—	$121
Derivative liabilities:
Interest rate swaps	138	—	138	—
Interest rate swaps related to securitization entities	19	—	19	—
Inflation indexed swaps	33	—	33	—
Credit default swaps	7	—	—	7
Credit default swaps related to securitization entities	129	—	—	129
Equity index options	3	—	—	3
Equity return swaps	3	—	3	—

Total derivative liabilities	332	—	193	139
Borrowings related to securitization entities	51	—	—	51

Total liabilities	$504	$—	$193	$311

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(2)	$17	$(20)	$11	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	2	—	16	(24)	1	—
U.S. corporate (1)	1,073	21	33	—	870	(897)	1,100	16
Corporate—non-U.S. (1)	504	(20)	15	22	489	(642)	368	(22)
Residential mortgage- backed (2)	1,481	—	8	86	79	(1,511)	143	—
Commercial mortgage-backed (2)	3,558	(5)	24	(79)	21	(3,469)	50	—
Other asset-backed (2), (3)	1,419	(24)	39	(10)	108	(1,264)	268	(24)

Total fixed maturity securities	8,060	(28)	121	17	1,600	(7,829)	1,941	(30)

Equity securities	9	11	—	7	120	(60)	87	—

Other invested assets:
Trading securities (3)	145	12	—	(41)	213	—	329	12
Derivative assets:
Interest rate swaps	3	2	—	—	—	—	5	2
Interest rate swaptions	54	11	—	(65)	—	—	—	11
Credit default swaps	6	—	—	—	—	—	6	—
Equity index options	39	(73)	—	67	—	—	33	(73)
Other foreign currency contracts	8	(8)	—	—	—	—	—	(8)

Total derivative assets	110	(68)	—	2	—	—	44	(68)

Total other invested assets	255	(56)	—	(39)	213	—	373	(56)

Restricted other invested assets related to securitization entities (4)	—	(3)	—	—	174	—	171	(6)
Reinsurance recoverable (5)	(5)	(3)	—	3	—	—	(5)	(3)

Total Level 3 assets	$8,319	$(79)	$121	$(12)	$2,107	$(7,889)	$2,567	$(95)

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

(4)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 18 for additional information related to consolidated securitization entities.
(5)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

While we observed some increased trading activity for certain mortgage-backed and asset-backed securities during 2009, primarily as a result of government programs, we did not observe a broad-based improvement in market conditions to result in the classification of several mortgage-backed and asset-backed securities as Level 2. During the year ended December 31, 2010, primary market issuance and secondary market activity for commercial and non-agency residential mortgage-backed and other asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in our conclusion that there is sufficient trading activity in similar instruments to support classifying certain mortgage-backed and asset-backed securities as Level 2 as of December 31, 2010. Accordingly, our assessment resulted in a transfer out of Level 3 of $1,511 million, $3,469 million and $1,264 million, respectively, during the year ended December 31, 2010 related to residential mortgage-backed, commercial mortgage-backed and other asset-backed securities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$(90)	$—	$36	$—	$—	$121	$(87)
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	7	—	—	—	—	7	7
Credit default swaps related to securitization entities (2)	—	9	—	(1)	121	—	129	9
Equity index options	2	3	—	(2)	—	—	3	3

Total derivative liabilities	71	(25)	—	(28)	121	—	139	(25)
Borrowings related to securitization entities (2)	—	(9)	—	—	60	—	51	(9)

Total Level 3 liabilities	$246	$(124)	$—	$8	$181	$—	$311	$(121)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 18 for additional information related to consolidated securitization entities.

	Beginning balance as of January 1, 2009	Total realized and unrealized (gains) losses		Purchases, sales issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of December 31, 2009	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$878	$(733)	$—	$30	$—	$—	$175	$(718)
Other liabilities (2)	68	116	—	(113)	—	—	71	74

Total Level 3 liabilities	$946	$(617)	$—	$(83)	$—	$—	$246	$(644)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents derivative liabilities.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represents the issuances and settlements of embedded derivatives associated with our GMWB liabilities where issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the tables presented above.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, which were recorded in net investment gains (losses) and accretion on certain fixed maturity securities which was recorded in net investment income.

(18) Variable Interest and Securitization Entities

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2010	2009
Receivables secured by:
Commercial mortgage loans	$—	$574
Fixed maturity securities	—	123
Other assets	164	236

Total securitized assets not required to be consolidated	164	933

Total securitized assets required to be consolidated	575	—

Total securitized assets	$739	$933

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. As of December 31, 2009, we provided limited recourse for a maximum of $117 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. During the fourth quarter of 2010, one of the securitization entities that was covered under a credit support agreement was terminated upon final payments made by the structure. Therefore, as of December 31, 2010, we provided limited recourse for a maximum of $40 million of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with total assets of $115 million as of December 31, 2010. There were no amounts recorded for these limited recourse liabilities as of December 31, 2010 and 2009. In 2010, no amounts were paid associated with these arrangements. In 2009, we paid $1 million associated with these arrangements.

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

In certain instances, we determined we were the party with power but did not have a variable interest in the entity. Our interest in the entities included servicer fees and excess interest, where our benefit from our excess interest holding is subordinated to third-party holdings. Based on the composition of the assets in the securitization entity, there were no reasonable scenarios that would result in our interest receiving any significant benefit from the entity. As a result, our interest would not be considered a variable interest in the entity as a result of meeting certain requirements in the accounting guidance.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Amounts recognized in our consolidated financial statements related to our involvement with entities used to facilitate asset securitization transactions where the securitization entity was not required to be consolidated as of December 31:

	2010		2009
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$—	$—	$79	$44

Total	$—	$—	$79	$44

The decrease in the amounts presented above were primarily a result of having to consolidate certain securitization entities as discussed above and the termination in the fourth quarter of 2010 of a securitization entity not required to be consolidated.

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

(c) Securitization and Variable Interest Entities Required To Be Consolidated

As a result of adopting new accounting guidance for VIE consolidation on January 1, 2010, we were required to consolidate certain VIEs. Our involvement with VIEs that were required to be consolidated related to

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

asset securitization transactions and certain investments, both of which are described in more detail below. Prior to being required to consolidate these entities, our interest in these entities was recorded in our consolidated financial statements as available-for-sale fixed maturity securities.

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

For one of our commercial mortgage loan securitization entities with total assets of $115 million as of December 31, 2010, our economic interest represents the excess interest received on the loans compared to the interest paid on the entity’s obligation. Additionally, we provide limited recourse for a maximum of $40 million credit losses. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with total assets of $397 million as of December 31, 2010, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the year ended December 31:

(Amounts in millions)	2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$39
Restricted other invested assets	2

Total net investment income	41

Net investment gains (losses):
Trading securities	8
Derivatives	(19)
Commercial mortgage loans	(1)
Borrowings related to securitization entities recorded at fair value	9

Total net investment gains (losses)	(3)

Total revenues	38

Expenses:
Interest expense	29
Acquisition and operating expenses	1

Total expenses	30

Income before income taxes	8
Provision for income taxes	3

Net income	$5

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2010
Assets
Investments:
Restricted commercial mortgage loans	$507
Restricted other invested assets:
Trading securities	370
Other	2

Total restricted other invested assets	372

Total investments	879
Accrued investment income	1

Total assets	$880

Liabilities
Other liabilities:
Derivative liabilities	$148
Other liabilities	2

Total other liabilities	150
Borrowings related to securitization entities	494

Total liabilities	$644

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

(d) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31, 2010:

(Amounts in millions)	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$216		$216
GFCM LLC, due 2035, 5.7426%	113		113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	114		114
Marvel Finance 2007-1 LLC, due 2017 (1)	5		1
Marvel Finance 2007-4 LLC, due 2017 (1)	12		7
Genworth Special Purpose Five, LLC, due 2040 (1)	NA	(2)	43

Total	$460		$494

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Principal amount not applicable. Notional balance was $117 million.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

(19) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2010, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2011 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2011 at this level as they retain capital for growth and to meet capital requirements.

Our domestic insurance subsidiaries paid dividends of $47 million ($20 million of which were deemed “extraordinary”), $50 million ($24 million of which were deemed “extraordinary”) and $300 million (none of which were deemed “extraordinary”) during 2010, 2009 and 2008, respectively.

In addition to the guarantees discussed in notes 18 and 22, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the guarantee accounted for as a derivative, were $46 million and $115 million as of December 31, 2010 and 2009, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative and is carried at fair value. As of December 31, 2010 and 2009,

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

the fair value of this derivative was $23 million and $30 million, respectively, and was recorded in other liabilities. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2010, we believe our mortgage insurance subsidiary has sufficient reserves and capital to cover its policyholder obligations.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company V (“River Lake V”), River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”) and Genworth Life Insurance Company of New York (“GLICNY”). River Lake V and River Lake VII were granted permitted accounting practices from the state of Vermont to carry their reserves on a basis similar to U.S. GAAP. River Lake V was dissolved during 2010. River Lake VIII was granted a permitted accounting practice from the state of Vermont to carry its reserves on a basis similar to U.S. GAAP during 2010. River Lake VI was granted a permitted accounting practice from the state of Delaware to record a portion of the undrawn amount of its existing letter of credit and any additional letters of credit as gross paid-in and contributed surplus, thereby including such amounts in its statutory surplus. The amount of the letters of credit recorded as gross paid-in and contributed surplus is equal to the excess of statutory reserves less the economic reserves. In January 2011, GLICNY received a permitted practice from New York to exempt certain of its investments from a new NAIC structured security valuation and ratings process but is effective for reported 2010 year end.

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

(Amounts in millions)	Years ended December 31,
	2010	2009	2008
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$24	$101	$(859)
Mortgage insurance subsidiaries	(925)	(621)	(437)

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	(901)	(520)	(1,296)
Captive life reinsurance subsidiaries	(132)	(154)	(330)

Combined statutory net income (loss)	$(1,033)	$(674)	$(1,626)

(Amounts in millions)	As of December 31,
	2010	2009
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,213	$2,397
Mortgage insurance subsidiaries	1,098	1,756

Combined statutory capital and surplus	$3,311	$4,153

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,574 million and $1,725 million as of December 31, 2010 and 2009, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V, River Lake VI, River Lake VII and River Lake VIII, include surplus notes (non-recourse funding obligations) as further described in note 13.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2010 and 2009, each of our life insurance subsidiaries exceeded the minimum required RBC levels.

For regulatory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves for our U.S. mortgage insurance subsidiaries were approximately $91 million as of December 31, 2010.

During December 2010, we completed an intercompany, non-cash preferred securities exchange transaction that resulted in an increase to statutory capital of approximately $218 million in our U.S. mortgage insurance companies. This transaction was contingent upon receiving appropriate regulatory approval, which was granted in January 2011; this transaction was effective for reported 2010 year end statutory financial statements.

In January 2011, our primary U.S. mortgage insurance company, Genworth Mortgage Insurance Corporation (“GEMICO”), was granted a two-year risk-to-capital waiver by the North Carolina Department of Insurance (“NCDOI”), subject to specified conditions including the NCDOI’s authority to modify or terminate the waiver at its discretion. The waiver gives GEMICO the ability to continue to write new business in the event that its risk-to-capital ratio exceeds 25:1 for a two-year period ending January 31, 2013 and is applicable in 34 states that do not have their own risk-to-capital requirements. We are also pursuing a temporary waiver of the risk-to-capital requirement with other state regulators where the authority to grant a waiver exists.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, other corporate income and expenses not allocated to the segments, the results of non-core businesses and non-strategic products that are managed outside of our operating segments, and eliminations of inter-segment transactions.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

There were no infrequent or unusual non-operating items excluded from net operating income during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010 and a $25 million after-tax expense recorded in the fourth quarter of 2008 related to reorganization costs.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2010	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total

(Amounts in millions)
Premiums	$3,326	$1,933	$595	$—	$5,854
Net investment income	2,505	509	116	136	3,266
Net investment gains (losses)	(136)	20	33	(60)	(143)
Insurance and investment product fees and other	1,070	22	10	10	1,112

Total revenues	6,765	2,484	754	86	10,089

Benefits and other changes in policy reserves	3,916	586	1,491	1	5,994
Interest credited	695	—	—	146	841
Acquisition and operating expenses, net of deferrals	1,005	798	131	31	1,965
Amortization of deferred acquisition costs and intangibles	456	267	19	14	756
Interest expense	104	59	—	294	457

Total benefits and expenses	6,176	1,710	1,641	486	10,013

Income (loss) before income taxes	589	774	(887)	(400)	76
Provision (benefit) for income taxes	186	187	(328)	(254)	(209)

Net income (loss)	403	587	(559)	(146)	285
Less: net income attributable to noncontrolling interests	—	143	—	—	143

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$403	$444	$(559)	$(146)	$142

Total assets	$86,352	$12,422	$3,875	$9,746	$112,395

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

2009	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total

(Amounts in millions)
Premiums	$3,313	$2,068	$636	$2	$6,019
Net investment income	2,256	470	134	173	3,033
Net investment gains (losses)	(777)	(4)	49	(309)	(1,041)
Insurance and investment product fees and other	875	26	7	150	1,058

Total revenues	5,667	2,560	826	16	9,069

Benefits and other changes in policy reserves	3,617	807	1,392	2	5,818
Interest credited	737	—	—	247	984
Acquisition and operating expenses, net of deferrals	881	819	132	52	1,884
Amortization of deferred acquisition costs and intangibles	461	282	22	17	782
Interest expense	97	51	—	245	393

Total benefits and expenses	5,793	1,959	1,546	563	9,861

Income (loss) before income taxes	(126)	601	(720)	(547)	(792)
Provision (benefit) for income taxes	(66)	160	(293)	(194)	(393)

Net income (loss)	(60)	441	(427)	(353)	(399)
Less: net income attributable to noncontrolling interests	—	61	—	—	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(60)	$380	$(427)	$(353)	$(460)

Total assets	$81,497	$12,143	$4,247	$10,300	$108,187

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

2008	Retirement and Protection	International	U.S. Mortgage Insurance	Corporate and Other	Total

(Amounts in millions)
Premiums	$3,659	$2,357	$740	$21	$6,777
Net investment income	2,453	549	142	586	3,730
Net investment gains (losses)	(705)	(24)	(58)	(922)	(1,709)
Insurance and investment product fees and other	929	25	27	169	1,150

Total revenues	6,336	2,907	851	(146)	9,948

Benefits and other changes in policy reserves	3,932	646	1,221	7	5,806
Interest credited	761	—	—	532	1,293
Acquisition and operating expenses, net of deferrals	928	1,031	138	63	2,160
Amortization of deferred acquisition costs and intangibles	430	359	80	15	884
Goodwill impairment	243	—	22	12	277
Interest expense	172	40	—	258	470

Total benefits and expenses	6,466	2,076	1,461	887	10,890

Income (loss) before income taxes	(130)	831	(610)	(1,033)	(942)
Provision (benefit) for income taxes	15	223	(242)	(366)	(370)

Net income (loss)	$(145)	$608	$(368)	$(667)	$(572)

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Life insurance	$1,778	$1,485	$1,455
Long-term care insurance	3,208	2,744	3,403
Wealth management	352	278	330
Retirement income	1,427	1,160	1,148

Total Retirement and Protection segment’s revenues	6,765	5,667	6,336

International mortgage insurance	1,372	1,259	1,350
Lifestyle protection insurance	1,112	1,301	1,557

Total International segment’s revenues	2,484	2,560	2,907

U.S. Mortgage Insurance segment’s revenues	754	826	851

Corporate and Other’s revenues	86	16	(146)

Total revenues	$10,089	$9,069	$9,948

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(c) Net Operating Income (Loss) Available To Genworth Financial, Inc.’s Common Stockholders

The following is a summary of net operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Life insurance	$144	$217	$264
Long-term care insurance	174	171	166
Wealth management	40	28	43
Retirement income	127	8	(246)

Total Retirement and Protection segment’s net operating income	485	424	227

International mortgage insurance	363	329	481
Lifestyle protection insurance	71	56	152

Total International segment’s net operating income	434	385	633

U.S. Mortgage Insurance segment’s net operating loss	(580)	(459)	(330)

Corporate and Other’s net operating loss	(213)	(152)	(61)

Net operating income	126	198	469
Net investment gains (losses), net of taxes and other adjustments	(90)	(658)	(1,016)
Expenses related to reorganization, net of taxes	—	—	(25)
Net tax benefit related to separation from our former parent	106	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	142	(460)	(572)
Add: net income attributable to noncontrolling interests	143	61	—

Net income (loss)	$285	$(399)	$(572)

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2010	United States	International	Total
(Amounts in millions)
Total revenues	$7,605	$2,484	$10,089

Net income (loss)	$(302)	$587	$285

Total assets	$99,973	$12,422	$112,395

2009	United States	International	Total
(Amounts in millions)
Total revenues	$6,509	$2,560	$9,069

Net income (loss)	$(840)	$441	$(399)

Total assets	$96,044	$12,143	$108,187

2008	United States	International	Total
(Amounts in millions)
Total revenues	$7,041	$2,907	$9,948

Net income (loss)	$(1,180)	$608	$(572)

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(21) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2010 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$2,421	$2,410	$2,667	$2,591

Total benefits and expenses (1)	$2,302	$2,338	$2,527	$2,846

Net income (loss)	$212	$77	$122	$(126)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$178	$42	$83	$(161)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.36	$0.09	$0.17	$(0.33)

Diluted	$0.36	$0.08	$0.17	$(0.33)

Weighted-average common shares outstanding:
Basic	488.8	489.1	489.5	489.6
Diluted (2)	493.5	494.2	493.9	489.6

(1)	Included in the three months ended December 31, 2010 were increased losses in our U.S. mortgage insurance business.
(2)

As a result of our net loss for the three months ended December 31, 2010, we were required under applicable accounting guidance, to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 4.4 million, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 494.0 million for the three months ended December 31, 2010.

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

(1)

As a result of our net loss for the three months ended March 31 and June 30, 2009, we were required under applicable accounting guidance, to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 53,858 and 1.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 433.2 million and 434.4 million for the three months ended March 31 and June 30, 2009, respectively.

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(22) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses.

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

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

sale of GICs to municipalities. We have not issued and do not currently issue GICs to municipalities, but from January 2004 to December 2006, our subsidiary provided management and administrative services to a third-party that does issue GICs to municipalities. We are cooperating fully with respect to these investigations and responding to the subpoenas.

Between March and December 2008, we and/or the same subsidiary were named along with several other GIC industry participants as a defendant in several class action and non-class action lawsuits alleging antitrust and other violations (including, in certain of the cases, California state law claims) involving the sale of GICs to municipalities and seeking monetary damages, including treble damages. The United States Judicial Panel on Multi-District Litigation has consolidated these federal cases for pre-trial proceedings in the United States District Court for the Southern District of New York under the case name In re Municipal Derivatives Antitrust Litigation. Certain plaintiffs have filed a consolidated amended complaint that names as a defendant only our subsidiary. However, in 2009, plaintiffs in these actions amended their complaints, and in 2010 additional individual lawsuits were filed, and those amended complaints and individual lawsuits do not presently name Genworth or any subsidiary as a defendant.

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

We and one of our mortgage insurance subsidiaries were named in a putative class action lawsuit filed in November 2010 captioned Archie Moses and Violet M. Moses v. SunTrust Banks, Inc., et al, in the United States District Court for the District of Columbia. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a SunTrust subsidiary received a portion of the borrowers’

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

private mortgage insurance premiums were in violation of RESPA, the Truth in Lending Act and other violations for which plaintiffs seek declaratory and injunctive relief and unspecified monetary damages. We intend to vigorously defend this action.

(b) Commitments

As of December 31, 2010, we were committed to fund $110 million in limited partnership investments and $28 million in U.S. commercial mortgage loan investments.

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

(23) Restructuring Charges

In December 2008, we announced actions being taken to advance our strategic goals in response to the current economic downturn. These actions included the elimination of approximately 1,000 jobs globally. We recorded a pre-tax charge of approximately $38 million in the fourth quarter of 2008 for severance, outplacement and other costs associated with the plan for workforce reduction and other restructuring actions. These charges were included in acquisition and operating expenses, net of deferrals, in the consolidated statement of income. As of December 31, 2008, we recorded an accrual for $38 million which was included in other liabilities in the consolidated balance sheet. The actions announced in December 2008 were primarily completed in the first quarter of 2009. During 2009, we made $33 million of cash severance payments and lowered the original accrual by $5 million related to changes in severance charge estimates. However, several other actions were taken during 2009 that resulted in an additional $5 million severance accrual that was included in other liabilities in the consolidated balance sheet. In 2010, we made $3 million of cash severance payments and lowered the original accrual by $1 million related to changes in severance charge estimates. However, several other actions were taken during 2010 that resulted in an additional $1 million restructuring charge. As of December 31, 2010, severance accrual was $3 million and was included in other liabilities in the consolidated balance sheet.

A summary of pre-tax restructuring charges by segment was as follows for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Retirement and Protection	$1	$3	$17
International	—	2	13
U.S. Mortgage Insurance	—	—	1
Corporate and Other	—	—	7

Total restructuring charges	$1	$5	$38

Genworth Financial, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

In December 2010 and 2009, dividends of $43 million and $10 million, respectively, were paid to the noncontrolling interests.

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

(Amounts in millions)	2010	2009	2008
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Canada shares to noncontrolling interests	—	(85)	—
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Canada shares to noncontrolling interests	—	(3)	—

Net transfers to noncontrolling interests	—	(88)	—

Change from net income (loss) available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$142	$(548)	$(572)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for embedded credit derivatives and variable interest entities in 2010 and for other-than-temporary impairments in 2009.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2011

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2010, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,568	$3,705	$3,705
Tax-exempt	1,124	1,030	1,030
Government—non-U.S.	2,257	2,369	2,369
Public utilities	3,610	3,805	3,805
All other corporate bonds	44,103	44,274	44,274

Total fixed maturity securities	54,662	55,183	55,183
Equity securities	323	332	332
Commercial mortgage loans	6,718	xxxxx	6,718
Restricted commercial mortgage loans	507	xxxxx	507
Policy loans	1,471	xxxxx	1,471
Restricted other invested assets	372	xxxxx	372
Other invested assets (1)	3,175	xxxxx	3,854

Total investments	$67,228	xxxxx	$68,437

(1)

The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2010	2009	2008
Revenues:
Net investment and other income	$11	$14	$61
Net investment gains (losses)	(4)	(6)	19

Total revenues	7	8	80

Benefits and expenses:
Operating expenses	41	27	30
Interest expense	284	272	289

Total benefits and expenses	325	299	319

Loss before income taxes and equity in income (loss) of subsidiaries	(318)	(291)	(239)
Benefit from income taxes	(147)	(96)	(86)
Equity in income (loss) of subsidiaries	313	(265)	(419)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2010	2009
Assets
Investments:
Investment in subsidiaries	$17,362	$15,718
Fixed maturity securities available-for-sale, at fair value	202	2
Other invested assets	397	218

Total investments	17,961	15,938
Cash and cash equivalents	813	1,298
Deferred tax asset	343	265
Tax receivable from subsidiaries	334	354
Other assets	209	164

Total assets	$19,660	$18,019

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$339	$351
Other liabilities	736	588
Borrowings from subsidiaries	200	233
Short-term borrowings	—	930
Long-term borrowings	4,524	3,641

Total liabilities	5,799	5,743

Commitments and contingencies

Total Genworth Financial, Inc.’s stockholders’ equity	13,861	12,276

Total liabilities and stockholders’ equity	$19,660	$18,019

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$142	$(460)	$(572)
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in (income) loss from subsidiaries	(313)	265	419
Dividends from subsidiaries	342	904	405
Net investment (gains) losses	4	6	(19)
Amortization of fixed maturity discounts and premiums	—	—	3
Deferred income taxes	(81)	(83)	(51)
Gain on sale of subsidiary	—	(2)	—
Net increase (decrease) in derivative instruments	(93)	115	—
Stock-based compensation expense	41	26	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(27)	(8)	(37)
Other liabilities	66	92	(7)

Net cash from operating activities	81	855	164

Cash flows from investing activities:
Proceeds from fixed maturity securities	—	1	19
Purchases of fixed maturity securities	(201)	(5)	(3)
Payments for business purchased, net of cash acquired	(40)	—	(5)
Capital contribution paid to subsidiaries	(203)	(97)	(634)

Net cash from investing activities	(444)	(101)	(623)

Cash flows from financing activities:
Short-term borrowings and other, net	(967)	(321)	930
Repayment and repurchase of long-term borrowings	(6)	(898)	(319)
Proceeds from issuance of long-term borrowings	793	298	597
Repayment of borrowings from subsidiaries	(33)	—	—
Dividend paid to stockholders	—	—	(175)
Stock-based compensation awards exercised	—	—	5
Acquisition of treasury stock	—	—	(76)
Proceeds from issuance of common stock	—	622	—

Net cash from financing activities	(213)	(299)	962
Effect of exchange rate changes on cash and cash equivalents	91	(17)	—

Net change in cash and cash equivalents	(485)	438	503
Cash and cash equivalents at beginning of year	1,298	860	357

Cash and cash equivalents at end of year	$813	$1,298	$860

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2010, 2009 and 2008

(1) Organization and Purpose

Genworth Financial, Inc. (“Genworth”) was incorporated in Delaware on October 23, 2003 as an indirect subsidiary of General Electric Company (“GE”) in preparation for the initial public offering (“IPO”) of Genworth’s common stock, which was completed on May 24, 2004. Genworth is a holding company, that in connection with the IPO, acquired certain GE insurance and related subsidiaries that provide annuities and other investment products, life insurance, long-term care insurance, group life and health insurance and mortgage insurance.

(2) Borrowings and Commitments

All of the consolidated borrowings of Genworth and its consolidated subsidiaries were borrowings of the Parent, except as indicated below.

As of December 31, 2010, we also had borrowings of $494 million related to consolidated securitization entities. These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

In December 2010, our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada is expected to use any proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

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

On March 25, 2010, River Lake Insurance Company IV Limited (“River Lake IV”) repaid $6 million of its total outstanding $28 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2009, River Lake IV, our wholly-owned subsidiary, repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

On April 3, 2000, GE Financial Assurance Holdings, Inc., an indirect subsidiary of GE, issued to a subsidiary a senior unsecured note with a principal amount of $233 million with an interest rate of 7.85% maturing on November 30, 2010. As part of our corporate formation, the note was assumed by Genworth. This note was eliminated in consolidation. On March 31, 2010, this note was repaid in full with $33 million in cash and the issuance of a senior unsecured note with a principal amount of $200 million, with an interest rate of 7.25% and a maturity date of March 31, 2020.

In addition to the guarantees discussed in notes 18, 19 and 22 to our consolidated financial statements, we provided capital support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling up to $818 million and $800 million as of December 31, 2010 and 2009, respectively. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2010, 2009 and 2008

We provide a limited guarantee to Rivermont Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative and is carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2010 and 2009, the fair value of this derivative was $23 million and $30 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2010, 2009 and 2008, the effect on pre-tax income (loss) was $(4) million, $(7) million and $19 million, respectively.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit (“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets supporting the notes held in the trust. Any loan or LOC issued is an obligation of the trust and accrues interest at London Interbank Offered Rate (“LIBOR”) plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The maximum potential amount of future obligation under this agreement is approximately $95 million.

(3) Supplemental Cash Flow Information

Net cash received for taxes was $71 million, $13 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash paid for interest was $276 million, $255 million and $243 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2010	2009	2008
Supplemental schedule of non-cash activities:
Capital contributions to subsidiaries	$(205)	$—	$(100)
Dividends from subsidiaries	168	—	104

Total non-cash transactions	$(37)	$—	$4

In December 2010, we received 131,962 of preferred shares of a subsidiary as a dividend of $132 million that we subsequently redistributed through several capital contributions. Additionally, in connection with the previously uncertain tax benefits related to separation from our former parent that we recognized in 2010, we recorded $36 million as non-cash deemed dividends and $73 million as non-cash deemed capital contributions to certain of our subsidiaries.

(4) Income Taxes

We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 13 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. As of December 31, 2010 and 2009, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits associated with these deductions of $599 million and $527 million, respectively.

In connection with our 2004 separation from our former parent, GE, we made certain joint tax elections and realized certain tax benefits. During 2010, the Internal Revenue Service (“IRS”) completed an examination of

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2010, 2009 and 2008

GE’s 2004 tax return, including these tax impacts. Therefore, $36 million of previously uncertain tax benefits related to separation became certain and we recognized those in 2010.

As of December 31, 2010, Genworth also held assets of $441 million in respect of the tax elections, comprised of a $107 million deferred tax asset and a $334 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $236 million of net deferred tax asset as of December 31, 2010 was primarily comprised of share-based compensation, net operating loss (“NOL”) carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. As of December 31, 2009, Genworth held assets of $438 million in respect of the tax elections, comprised of an $84 million deferred tax asset and a $354 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $181 million of net deferred tax asset as of December 31, 2009 was primarily comprised of share-based compensation, NOL carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

NOL carryforwards amounted to $569 million as of December 31, 2010, and, if unused, will expire beginning in 2029.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2010
Retirement and Protection	$6,597	$30,717	$22,197	$3,955	$582
International	622	—	18	695	3,854
U.S. Mortgage Insurance	34	—	—	2,282	105
Corporate and Other	3	—	4,763	1	—

Total	$7,256	$30,717	$26,978	$6,933	$4,541

December 31, 2009
Retirement and Protection	$6,585	$29,469	$22,974	$3,452	$558
International	727	—	21	813	4,050
U.S. Mortgage Insurance	24	—	—	2,289	106
Corporate and Other	5	—	5,475	13	—

Total	$7,341	$29,469	$28,470	$6,567	$4,714

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2010
Retirement and Protection	$3,326	$2,505	$4,611	$372	$1,193	$3,352
International	1,933	509	586	251	873	1,567
U.S. Mortgage Insurance	595	116	1,491	15	135	593
Corporate and Other	—	136	147	2	337	—

Total	$5,854	$3,266	$6,835	$640	$2,538	$5,512

December 31, 2009
Retirement and Protection	$3,313	$2,256	$4,354	$400	$1,039	$3,292
International	2,068	470	807	271	881	1,596
U.S. Mortgage Insurance	636	134	1,392	20	134	625
Corporate and Other	2	173	249	4	310	—

Total	$6,019	$3,033	$6,802	$695	$2,364	$5,513

December 31, 2008
Retirement and Protection	$3,659	$2,453	$4,693	$350	$1,423	$3,673
International	2,357	549	646	348	1,082	2,212
U.S. Mortgage Insurance	740	142	1,221	80	160	793
Corporate and Other	21	586	539	4	344	20

Total	$6,777	$3,730	$7,099	$782	$3,009	$6,698

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/S/ MICHAEL D. FRAIZER
Michael D. Fraizer
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/S/ PATRICK B. KELLEHER
Patrick B. Kelleher
Executive Vice President—Genworth; Chief Financial Officer
(Principal Financial Officer)

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2011

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2010

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	52	Chairman of the Board, President and Chief Executive Officer
Patrick B. Kelleher	53	Executive Vice President—Genworth; Chief Financial Officer
Kevin D. Schneider	49	Senior Vice President—Genworth
Ronald P. Joelson	52	Senior Vice President—Chief Investment Officer
Michael S. Laming	59	Senior Vice President—Human Resources
Scott J. McKay	49	Senior Vice President—Chief Information Officer
Joseph J. Pehota	49	Senior Vice President—Corporate Development
Michel G. Perreault	51	Senior Vice President—Chief Risk Officer
Leon E. Roday	57	Senior Vice President, General Counsel and Secretary
Jerome T. Upton	47	Vice President
Steven W. Alesio	56	Director, member of Management Development and Compensation Committee
William H. Bolinder	67	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Nancy J. Karch	63	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
J. Robert Kerrey	67	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Risa J. Lavizzo-Mourey	56	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Christine B. Mead	55	Director, member of Audit and Legal and Public Affairs Committees
Thomas E. Moloney	67	Director, member of Audit and Legal and Public Affairs Committees
James A. Parke	65	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	67	Lead Director, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer is Chairman, President and Chief Executive Officer of Genworth Financial. He has held this position since the completion of our initial public offering (“IPO”) in May 2004. Prior to our IPO, he was a Senior Vice President of GE and served as Chairman and Chief Executive Officer of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to serving in those roles, Mr. Fraizer served in various capacities at GE, including leadership roles at GE Capital Commercial Real Estate, GE Japan, GE Corporate Business Development and GE Corporate Audit Staff. Mr. Fraizer currently serves on the boards of the Andre Agassi Charitable Foundation and the Richmond Performing Arts CenterStage. He is also a member of the executive counsel of the P-20 Bridging Richmond Education Initiative. He is an active supporter of Richmond community programs and, along with his wife, founded the Mary & Frances Youth Center on the Virginia Commonwealth University (VCU) campus in partnership with VCU. Mr. Fraizer received a B.A. in Political Science from Carleton College.

Patrick B. Kelleher has been our Executive Vice President—Genworth responsible for our Retirement and Protection segment since January 2011. As previously announced, Mr. Kelleher also continues to serve as our Chief Financial Officer while we search for Mr. Kelleher’s replacement as Chief Financial Officer, and he will remain in this role until such time as his successor has been appointed and assumes the role of our Chief Financial Officer. He has been our Chief Financial Officer since March 2007 and was a Senior Vice President from the end of January 2007 to January 2011. Mr. Kelleher also served as our Acting Controller from February 2008 through March 2008. Prior to joining our company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance and pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a B.A. degree from Franklin & Marshall College.

Kevin D. Schneider has been our Senior Vice President—Genworth responsible for our U.S. Mortgage Insurance segment since July 1, 2008. Prior thereto, Mr. Schneider served as the President and Chief Executive Officer of our U.S. mortgage insurance businesses since the completion of our IPO in May 2004. Prior to the IPO, he was a Senior Vice President and Chief Commercial Officer of Genworth Mortgage Insurance Corporation since April 2003. From January 2003 to April 2003, Mr. Schneider was the Chief Quality Officer for GE Commercial Finance—Americas. From September 2001 to December 2002, he was a Quality Leader for GE Capital Corporate. From April 1998 to September 2001, Mr. Schneider was an Executive Vice President with GE Capital Rail Services. Prior thereto, he had been with GATX Corp. where he was a Vice President—Sales from November 1994 to April 1998 and a Regional Manager from October 1992 to November 1994. From July 1984 to October 1992, Mr. Schneider was with Ryder System where he held various positions. Mr. Schneider received a B.S. degree in Industrial Labor Relations from Cornell University and an M.B.A. from the Kellogg Business School.

Ronald P. Joelson has been our Senior Vice President—Chief Investment Officer since December 2008. Prior to joining our company, Mr. Joelson had been the Managing Director of Insurance Strategic Markets of JP Morgan Chase, from July 2007 until November 2008. Prior thereto, he had been with Prudential Financial where he served as the Senior Vice President and Chief Investment Officer, Asset Liability and Risk Management from June 2000 to July 2007. From January 1984 to May 2000, Mr. Joelson held a number of investment positions at Prudential Financial. Mr. Joelson graduated from Hamilton College with a B.A. degree in Economics and Government. He earned his M.B.A. from Columbia University’s Graduate School of Business.

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

Michel G. Perreault has been our Senior Vice President – Chief Risk Officer since March 2009. Prior to joining our company, Mr. Perreault had been the Senior Vice President, Chief Actuary and Chief Insurance Risk Officer of ING U.S. Retail Annuity Business from February 2007 until February 2009. Prior thereto, he had been with Old Mutual U.S. Life Holdings where he served as the Senior Vice President and Chief Actuary from July 2001 until December 2006. From June 1994 to June 2001, Mr. Perreault was the Senior Vice President and Chief Actuary with Fidelity and Guaranty Life. Prior thereto, he was the Senior Vice President and Chief Actuary of The Holden Group (Security First Life) from September 1987 until May 1994. Mr. Perreault graduated from LAVAL University in Quebec, Canada with a B.A. in Actuarial Sciences and he is a Fellow of the Society of Actuaries.

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

Jerome T. Upton has been the leader of our International segment, in his capacity as Chief Operating Officer of that segment, since January 2011. Mr. Upton has been a Vice President of the Company since June 2010 and has served as the Chief Operating Officer of our International segment since October 2009. Mr. Upton has also served in his current role as Senior Vice President and Chief Financial Officer, Genworth Financial International—Asia Pacific, Canada and Latin America since November 2007. His previous roles included responsibility for Global Financial Planning & Analysis from 2004 to 2007, International Finance Manager from 2002 to 2004 and Mortgage Insurance Global Controller from 1998 to 2002. Mr. Upton joined General Electric in July 1998 from KPMG Peat Marwick, where he served in accounting positions of increasing authority before attaining the position of Senior Manager—Insurance in Raleigh, North Carolina. Prior to that, Mr. Upton was the Controller and Director of Financial Reporting for Century American Insurance Company in Durham, North Carolina. He began his career as a Financial Analyst with Coastal Group, Inc. Mr. Upton obtained his B.S. in Accounting from the University of North Carolina at Pembroke.

Steven W. Alesio has served as a member of our board of directors since March 2010. Mr. Alesio has been a Senior Advisor at Providence Equity Partners since December 2010. Mr. Alesio was the Chairman of the Board of The Dun & Bradstreet Corporation (“D&B”) from May 2005 until his retirement in June 2010. He was initially elected to D&B’s board of directors in May 2002. Mr. Alesio served as D&B’s Chief Executive Officer from January 2005 to December 2009, its President from May 2002 to February 2007, its Chief Operating Officer from May 2002 to December 2004 and its Senior Vice President of Global Marketing, Strategy Implementation, E-Business Solutions™ and Asia-Pacific/Latin America from January 2001 to April 2002. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as President and General Manager of the Business Services Group and as a member of that company’s Planning and Policy Committee, a position he held from January 1996 to December 2000. During the last five years, Mr. Alesio also served as a director of the following public company: The Dun & Bradstreet Corporation. Mr. Alesio received a B.S. in Accounting from St. Francis College and an M.B.A. from the University of Pennsylvania’s Wharton School.

William H. Bolinder has served as a member of our board of directors since October 2010. Mr. Bolinder retired in June 2006 from serving as President, Chief Executive Officer and a director of Acadia Trust N.A., positions he had held since 2003. He had previously been a member of the Group Management Board for Zurich Financial Services Group from 1994 to 2002. Mr. Bolinder joined Zurich American Insurance Company, USA in 1986 as Chief Operating Officer and became Chief Executive Officer in 1987. He has been a director of Endurance Specialty Holdings Ltd. since December 2001. Mr. Bolinder was a director of Quanta Capital Holding Ltd. from January 2007 to October 2008. Mr. Bolinder has also served on the board of the American Insurance Association, American Institute for Chartered Property Casualty Underwriting, Insurance Institute for Applied Ethics, Insurance Institute of America, Insurance Services Office, Inc. and the National Association of Independent Insurers. Mr. Bolinder received a B.S. in Business Administration from the University of Massachusetts, Dartmouth.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She is a director of Kimberly-Clark Corp., Liz Claiborne, Inc., MasterCard Incorporated, and The Corporate Executive Board Company. Ms. Karch is also on the board of the Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

J. Robert “Bob” Kerrey has served as a member of our board of directors since June 2004. Mr. Kerrey is the President Emeritus of The New School University. Prior to this, he was the President of The New School University from 2001 until December 2010. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of Honor. He serves on the boards of Jones Apparel Group, Inc., Scientific Games Corporation and Tenet Healthcare Corporation. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska.

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

Christine B. Mead has served as a member of our board of directors since October 2009. Ms. Mead was the Executive Vice President and Chief Financial Officer of Safeco Corporation and the Co-President of the Safeco insurance companies from November 2004 until her retirement in December 2005. From January 2002 to November 2004, Ms. Mead served as Senior Vice President, Chief Financial Officer and Secretary of Safeco Corporation. Prior to joining Safeco in 2002, Ms. Mead served in various roles at Travelers Insurance Companies from 1989 to 2001, including Senior Vice President and Chief Financial Officer, Chief Accounting Officer, and Controller. Ms. Mead also served with Price Waterhouse LLP from 1980 to 1989, and with Deloitte Haskins & Sells in the United Kingdom from 1976 to 1980. Ms. Mead is on the board of People for Puget Sound and an advisory board member of Outward Bound, both non-profit organizations. Ms. Mead received a B.S. in Accounting from University College Cardiff, United Kingdom.

Thomas E. Moloney has served as a member of our board of directors since October 2009. Mr. Moloney was the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. from April 2004 until his retirement in December 2004. Prior thereto, from 1992 to 2004, Mr. Moloney served as Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. Mr. Moloney also served as the interim Chief Financial Officer of MSC—Medical Services Company from December 31, 2007 to March 31, 2008. Mr. Moloney served in various other roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 1992, including Vice President, Controller, and Senior Accountant. Mr. Moloney is on the boards of Nasabu Learning Group and the Boston Children’s Museum, both non-profit organizations. During the last five years, Mr. Moloney also served as a director of the following public company: MSC – Medical Services Corporation. Mr. Moloney received a B.A. in Accounting from Bentley College and holds a Professional Director Certification from the Corporate Directors Group.

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

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Lead Director in February 2009. Mr. Riepe is a Retired Vice Chairman and a Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1982, Mr. Riepe was an Executive Vice President of The Vanguard Group. Mr. Riepe serves as a director of The NASDAQ OMX Group, Inc. and LPL Investment Holdings, Inc. He is a member of the University of Pennsylvania’s Board of Trustees and the chairman of the Penn Medicine Board of Trustees. Until April 2006, Mr. Riepe served as a director of T. Rowe Price Group, Inc. (a public company) and 57 T. Rowe Price registered investment companies (mutual funds). Mr. Riepe received a B.S., an M.B.A. and an Honorary Doctor of Laws degree from the University of Pennsylvania.

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

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Report of the Management Development and Compensation Committee” (which report shall be deemed furnished with this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934), “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 9, 2008)

3.3	Certificate of Designations, Powers, Preferences and Rights of 5.25% Series A Cumulative Preferred Stock of Genworth, Financial, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated June 7, 2004)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	First Supplemental Indenture, dated as of June 26, 2001, by and among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Second Supplemental Indenture between GE Financial Assurance Holdings, Inc., Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated June 7, 2004)

4.5	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 14, 2006)

Number	Description

4.6	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 14, 2006)

4.7	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.8	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

4.9	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.10	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.11	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 19, 2005)

4.12	Supplemental Indenture No. 3, dated as of June 12, 2007, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2007)

4.13	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 22, 2008)

4.14	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 8, 2009)

4.15	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 24, 2010)

4.16	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 22, 2010)

10.1	Master Agreement, dated May 24, 2004, among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2005)

10.2	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 10, 2009)

10.3	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 10, 2009)

Number	Description

10.4	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5	Canadian Tax Matters, dated as of May 24, 2004, Agreement among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.6	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.7	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.13	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.14.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.16	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.16.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

Number	Description

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.24	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.25	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26	Amended and Restated Five-Year Credit Agreement, dated as of May 25, 2006, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 31, 2006)

10.27	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2007, among Genworth Financial, Inc., as borrower, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2007)

10.28	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2006)

10.29§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.29.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.29.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 18, 2009)

10.30§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.31§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.33.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

Number	Description

10.33.2§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.33.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.33.6§	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.33.7§	Form of Mid-Term Incentive Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.34§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated July 21, 2006)

10.35§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.36§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (filed herewith)

10.37§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.38§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.39§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.40§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.40.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.40.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.41§	Director Compensation Summary (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.42§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Patrick B. Kelleher (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.43§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Leon E. Roday (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.44§	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Patrick B. Kelleher (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 25, 2011

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 25, 2011

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK B. KELLEHER Patrick B. Kelleher	Executive Vice President—Genworth; Chief Financial Officer (Principal Financial Officer)

/S/ AMY R. CORBIN Amy R. Corbin	Vice President and Controller (Principal Accounting Officer)

* Steven W. Alesio	Director

* William H. Bolinder	Director

* Nancy J. Karch	Director

* J. Robert Kerrey	Director

* Risa J. Lavizzo-Mourey	Director

* Christine B. Mead	Director

* Thomas E. Moloney	Director

* James A. Parke	Director

* James S. Riepe	Director

*By	/S/ MICHAEL D. FRAIZER
Michael D. Fraizer Attorney-in-Fact