Form 10-Q
period 2011-03-31
GENWORTH FINANCIAL INC
filed 2011-05-04
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 27, 2011, 490,561,211 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Premiums	$1,437	$1,470
Net investment income	830	765
Net investment gains (losses)	(28)	(70)
Insurance and investment product fees and other	329	256

Total revenues	2,568	2,421

Benefits and expenses:
Benefits and other changes in policy reserves	1,409	1,315
Interest credited	201	213
Acquisition and operating expenses, net of deferrals	500	475
Amortization of deferred acquisition costs and intangibles	185	184
Interest expense	127	115

Total benefits and expenses	2,422	2,302

Income before income taxes	146	119
Provision (benefit) for income taxes	30	(93)

Net income	116	212
Less: net income attributable to noncontrolling interests	34	34

Net income available to Genworth Financial, Inc.’s common stockholders	$82	$178

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.17	$0.36

Diluted	$0.17	$0.36

Weighted-average common shares outstanding:
Basic	490.1	488.8

Diluted	494.4	493.5

Supplemental disclosures:
Total other-than-temporary impairments	$(31)	$(77)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(5)	(3)

Net other-than-temporary impairments	(36)	(80)
Other investments gains (losses)	8	10

Total net investment gains (losses)	$(28)	$(70)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$54,998	$55,183
Equity securities available-for-sale, at fair value	355	332
Commercial mortgage loans	6,600	6,718
Restricted commercial mortgage loans related to securitization entities	485	507
Policy loans	1,480	1,471
Other invested assets	3,752	3,854
Restricted other invested assets related to securitization entities ($374 and $370 at fair value)	376	372

Total investments	68,046	68,437
Cash and cash equivalents	3,742	3,132
Accrued investment income	794	733
Deferred acquisition costs	7,334	7,256
Intangible assets	713	741
Goodwill	1,331	1,329
Reinsurance recoverable	17,102	17,191
Other assets	883	810
Deferred tax asset	1,188	1,100
Separate account assets	11,807	11,666

Total assets	$112,940	$112,395

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$30,872	$30,717
Policyholder account balances	26,399	26,978
Liability for policy and contract claims	6,959	6,933
Unearned premiums	4,529	4,541
Other liabilities ($139 and $150 other liabilities related to securitization entities)	6,189	6,085
Borrowings related to securitization entities ($58 and $51 at fair value)	489	494
Non-recourse funding obligations	3,431	3,437
Long-term borrowings	5,347	4,952
Deferred tax liability	1,689	1,621
Separate account liabilities	11,807	11,666

Total liabilities	97,711	97,424

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 579 million and 578 million shares issued as of March 31, 2011 and December 31, 2010, respectively; 491 million and 490 million shares outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	12,101	12,095

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	77	21
Net unrealized gains (losses) on other-than-temporarily impaired securities	(114)	(121)

Net unrealized investment gains (losses)	(37)	(100)

Derivatives qualifying as hedges	864	924
Foreign currency translation and other adjustments	793	668

Total accumulated other comprehensive income (loss)	1,620	1,492
Retained earnings	3,055	2,973
Treasury stock, at cost (88 million shares as of March 31, 2011 and December 31, 2010)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,077	13,861
Noncontrolling interests	1,152	1,110

Total stockholders’ equity	15,229	14,971

Total liabilities and stockholders’ equity	$112,940	$112,395

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

Comprehensive income (loss):
Net income	—	—	—	82	—	82	34	116
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	56	—	—	56	(9)	47
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	7	—	—	7	—	7
Derivatives qualifying as hedges	—	—	(60)	—	—	(60)	—	(60)
Foreign currency translation and other adjustments	—	—	125	—	—	125	29	154

Total comprehensive income (loss)								264
Dividends to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	—	6

Balances as of March 31, 2011	$1	$12,101	$1,620	$3,055	$(2,700)	$14,077	$1,152	$15,229

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—

(CONTINUED)

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	91	(104)	—	(13)	—	(13)
Comprehensive income (loss):
Net income	—	—	—	178	—	178	34	212
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	408	—	—	408	(1)	407
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	39	—	—	39	—	39
Derivatives qualifying as hedges	—	—	(25)	—	—	(25)	—	(25)
Foreign currency translation and other adjustments	—	—	(2)	—	—	(2)	37	35

Total comprehensive income (loss)								668
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	—	10
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of March 31, 2010	$1	$12,064	$347	$3,179	$(2,700)	$12,891	$1,134	$14,025

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$116	$212
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums	(18)	24
Net investment losses (gains)	28	70
Charges assessed to policyholders	(159)	(113)
Acquisition costs deferred	(229)	(193)
Amortization of deferred acquisition costs and intangibles	185	184
Deferred income taxes	(37)	(101)
Net increase in trading securities, held-for-sale investments and derivative instruments	35	58
Stock-based compensation expense	7	11
Change in certain assets and liabilities:
Accrued investment income and other assets	(117)	(43)
Insurance reserves	557	576
Current tax liabilities	25	(163)
Other liabilities and other policy-related balances	(57)	(392)

Net cash from operating activities	336	130

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,627	941
Commercial mortgage loans	148	136
Restricted commercial mortgage loans related to securitization entities	22	12
Proceeds from sales of investments:
Fixed maturity and equity securities	1,009	1,021
Purchases and originations of investments:
Fixed maturity and equity securities	(2,200)	(3,623)
Commercial mortgage loans	(38)	—
Other invested assets, net	(59)	344
Policy loans, net	(9)	(5)
Payments for businesses purchased, net of cash acquired	(4)	—

Net cash from investing activities	496	(1,174)

Cash flows from financing activities:
Deposits to universal life and investment contracts	560	490
Withdrawals from universal life and investment contracts	(1,115)	(913)
Short-term borrowings and other, net	(33)	(37)
Redemption of non-recourse funding obligations	(6)	(6)
Proceeds from the issuance of long-term debt	397	—
Repayment of borrowings related to securitization entities	(12)	(11)
Dividends paid to noncontrolling interests	(12)	(10)

Net cash from financing activities	(221)	(487)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)

Net change in cash and cash equivalents	610	(1,536)
Cash and cash equivalents at beginning of period	3,132	5,002

Cash and cash equivalents at end of period	$3,742	$3,466

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

We have the following three operating segments:

•

Retirement and Protection. We offer and/or manage a variety of protection, wealth management and retirement income products. Our primary insurance products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and immediate individual annuities. We previously offered variable deferred and group variable annuities offered through retirement plans.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. We are a leading provider of protection coverages primarily associated with certain financial obligations (referred to as lifestyle protection) in multiple European countries. These lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage capital and risk.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. We continue to offer fixed annuities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2010 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Pronouncements

Recently Adopted

On January 1, 2011, we adopted new accounting guidance related to goodwill impairment testing when a reporting unit’s carrying value is zero or negative. This guidance did not impact our consolidated financial statements upon adoption, as all of our reporting units with goodwill balances have positive carrying values.

On January 1, 2011, we adopted new accounting guidance related to how investments held through separate accounts affect an insurer’s consolidation analysis of those investments. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2011, we adopted new accounting guidance related to additional disclosures about purchases, sales, issuances and settlements in the rollforward of Level 3 fair value measurements. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for troubled debt restructurings. This new accounting guidance and related disclosures will be effective for us on July 1, 2011. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2011	2010
Net income	$116	$212
Less: net income attributable to noncontrolling interests	34	34

Net income available to Genworth Financial, Inc.’s common stockholders	$82	$178

Basic per common share:
Net income	$0.24	$0.43
Less: net income attributable to noncontrolling interests	0.07	0.07

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.17	$0.36

Diluted per common share:
Net income	$0.23	$0.43
Less: net income attributable to noncontrolling interests	0.07	0.07

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.17	$0.36

Weighted-average shares used in basic earnings per common share calculations	490.1	488.8
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.3	4.7

Weighted-average shares used in diluted earnings per common share calculations	494.4	493.5

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Fixed maturity securities—taxable	$670	$626
Fixed maturity securities—non-taxable	11	16
Commercial mortgage loans	92	104
Restricted commercial mortgage loans related to securitization entities	10	10
Equity securities	3	2
Other invested assets	34	(2)
Restricted other invested assets related to securitization entities	—	1
Policy loans	29	27
Cash, cash equivalents and short-term investments	6	5

Gross investment income before expenses and fees	855	789
Expenses and fees	(25)	(24)

Net investment income	$830	$765

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Available-for-sale securities:
Realized gains	$29	$23
Realized losses	(31)	(38)

Net realized gains (losses) on available-for-sale securities	(2)	(15)

Impairments:
Total other-than-temporary impairments	(31)	(77)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(5)	(3)

Net other-than-temporary impairments	(36)	(80)

Trading securities	11	6
Commercial mortgage loans	(1)	(4)
Net gains (losses) related to securitization entities	10	11
Derivative instruments (1)	(10)	(8)
Other	—	20

Net investment gains (losses)	$(28)	$(70)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the periods ended March 31, 2011 and 2010 was $397 million and $558 million, respectively, which was approximately 94% of book value for both periods.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of or for the three months ended March 31:

(Amounts in millions)	2011	2010
Beginning balance	$784	$1,059
Additions:
Other-than-temporary impairments not previously recognized	3	20
Increases related to other-than-temporary impairments previously recognized	31	46
Reductions:
Securities sold, paid down or disposed	(63)	(100)
Securities where there is intent to sell	—	—

Ending balance	$755	$1,025

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2011	December 31, 2010
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$548	$511
Equity securities	20	9
Other invested assets	(20)	(22)

Subtotal	548	498
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(546)	(583)
Income taxes, net	2	35

Net unrealized investment gains (losses)	4	(50)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	41	50

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(37)	$(100)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the three months ended March 31:

(Amounts in millions)	2011	2010
Beginning balance	$(100)	$(1,398)
Impact upon adoption of new accounting guidance	—	91
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	12	763
Adjustment to deferred acquisition costs	(21)	(113)
Adjustment to present value of future profits	(1)	(31)
Adjustment to sales inducements	(4)	(15)
Adjustment to benefit reserves	63	—
Provision for income taxes	(20)	(220)

Change in unrealized gains (losses) on investment securities	29	384
Reclassification adjustments to net investment (gains) losses, net of taxes of $(13) and $(34)	25	62

Change in net unrealized investment gains (losses)	54	537
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	9	1

Ending balance	$(37)	$(860)

(d) Fixed Maturity and Equity Securities

As of March 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,352	$102	$—	$(40)	$—	$3,414
Tax-exempt	1,029	16	—	(117)	—	928
Government—non-U.S.	2,267	99	—	(7)	—	2,359
U.S. corporate	23,069	1,062	12	(390)	—	23,753
Corporate—non-U.S.	13,655	454	—	(163)	(9)	13,937
Residential mortgage-backed	4,897	134	20	(270)	(181)	4,600
Commercial mortgage-backed	3,841	120	3	(172)	(36)	3,756
Other asset-backed	2,324	19	—	(90)	(2)	2,251

Total fixed maturity securities	54,434	2,006	35	(1,249)	(228)	54,998
Equity securities	334	24	—	(3)	—	355

Total available-for-sale securities	$54,768	$2,030	$35	$(1,252)	$(228)	$55,353

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2011:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,187	$(40)	56	$—	$—	—	$1,187	$(40)	56
Tax-exempt	229	(13)	81	244	(104)	91	473	(117)	172
Government—non-U.S.	312	(6)	80	39	(1)	11	351	(7)	91
U.S. corporate	3,883	(140)	484	2,068	(250)	174	5,951	(390)	658
Corporate—non-U.S.	2,633	(82)	362	992	(90)	92	3,625	(172)	454
Residential mortgage-backed	454	(23)	80	964	(428)	389	1,418	(451)	469
Commercial mortgage-backed	254	(10)	37	1,105	(198)	199	1,359	(208)	236
Other asset-backed	173	(1)	30	424	(91)	46	597	(92)	76

Subtotal, fixed maturity securities	9,125	(315)	1,210	5,836	(1,162)	1,002	14,961	(1,477)	2,212
Equity securities	71	(2)	46	6	(1)	11	77	(3)	57

Total for securities in an unrealized loss position	$9,196	$(317)	1,256	$5,842	$(1,163)	1,013	$15,038	$(1,480)	2,269

(1)	Amounts included $218 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $228 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Aging of Gross Unrealized Losses and Other-Than-Temporary Losses

The following table presents the gross unrealized losses and number of investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2011:

	Less than 20%			20% to 50%			Greater than 50%
(Dollar amounts in millions)	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Less than 12 months:
Investment grade	$(278)	19%	1,143	$(24)	2%	8	$—	—%	—
Below investment grade	(11)	1	50	(1)	—	3	(1)	—	6

Total	(289)	20	1,193	(25)	2	11	(1)	—	6

12 months or more:
Investment grade	(279)	19	437	(246)	16	128	(63)	4	24
Below investment grade (1)	(86)	6	149	(293)	20	155	(195)	13	109

Total	(365)	25	586	(539)	36	283	(258)	17	133

Equity securities:
Less than 12 months:
Investment grade	(1)	—	24	—	—	—	—	—	—
Below investment grade	(1)	—	22	—	—	—	—	—	—

Total	(2)	—	46	—	—	—	—	—	—

12 months or more:
Investment grade	(1)	—	11	—	—	—	—	—	—
Below investment grade	—	—	—	—	—	—	—	—	—

Total	(1)	—	11	—	—	—	—	—	—

Total	$(657)	45%	1,836	$(564)	38%	294	$(259)	17%	139

(1)	Amounts included $202 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The securities less than 20% below cost were primarily attributable to credit spreads that have widened since acquisition for certain mortgage-backed and asset-backed securities and corporate securities in the finance and insurance sector.

Concentration of Gross Unrealized Losses and Other-Than-Temporary Losses by Sector

The following table presents the concentration of gross unrealized losses by sector as of March 31, 2011:

	Investment grade		Below investment grade
(Amounts in millions)	Gross unrealized losses	% of gross unrealized losses	Gross unrealized losses	% of gross unrealized losses
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$(40)	3%	$—	—%
Tax-exempt	(115)	8	(2)	—
Government—non-U.S.	(7)	1	—	—
U.S. corporate	(360)	24	(30)	2
Corporate—non-U.S.	(158)	11	(14)	1
Residential mortgage-backed	(95)	6	(356)	24
Commercial mortgage-backed	(93)	6	(115)	8
Other asset-backed	(22)	1	(70)	5

Subtotal, fixed maturity securities	(890)	60	(587)	40
Equity securities	(2)	—	(1)	—

Total	$(892)	60%	$(588)	40%

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Structured Securities

The following table presents the concentration of gross unrealized losses related to structured securities as of March 31, 2011:

	Investment grade		Below investment grade
(Amounts in millions)	Gross unrealized losses	% of gross unrealized losses	Gross unrealized losses	% of gross unrealized losses
Structured securities:
Residential mortgage-backed	$(95)	13%	$(356)	48%
Commercial mortgage-backed	(93)	12	(115)	15
Other asset-backed	(22)	3	(70)	9

Total structured securities	$(210)	28%	$(541)	72%

Most of the structured securities have been in an unrealized loss position for 12 months or more. Given ongoing concern about the housing market and unemployment, the fair value of these securities has declined due to credit spreads that have widened since acquisition. We examined the performance of the underlying collateral and developed our estimate of cash flows expected to be collected. In doing so, we identified certain securities where the non-credit portion of other-than-temporary impairments was recorded in OCI. Based on this evaluation, we determined that the unrealized losses on our mortgage-backed and asset-backed securities represented temporary impairments as of March 31, 2011.

Corporate Securities

The following table presents the concentration of gross unrealized losses related to corporate debt and equity securities by industry as of March 31, 2011:

	Investment grade		Below investment grade
(Amounts in millions)	Less than 12 months	12 months or more	Less than 12 months	12 months or more
Industry:
Finance and insurance	$(45)	$(216)	$(9)	$(15)
Utilities and energy	(64)	(9)	—	—
Consumer—non-cyclical	(23)	(7)	—	(3)
Consumer—cyclical	(4)	(6)	(1)	(2)
Capital goods	(6)	(7)	—	(7)
Industrial	(15)	(13)	—	(2)
Technology and communications	(19)	(6)	—	(2)
Transportation	(3)	(27)	—	—
Other	(33)	(17)	(2)	(2)

Total	$(212)	$(308)	$(12)	$(33)

A portion of the unrealized losses in the finance and insurance sector included debt securities where an other-than-temporary impairment was recorded in OCI. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of March 31, 2011. A subset of the securities issued by banks and other financial institutions represent investments in financial hybrid securities on which a debt impairment model was employed. The majority of hybrid securities retain a credit rating of investment grade and were issued by foreign financial institutions. The fair value of the hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,360	$2,379
Due after one year through five years	11,966	12,248
Due after five years through ten years	9,324	9,678
Due after ten years	19,722	20,086

Subtotal	43,372	44,391
Residential mortgage-backed	4,897	4,600
Commercial mortgage-backed	3,841	3,756
Other asset-backed	2,324	2,251

Total	$54,434	$54,998

As of March 31, 2011, $4,504 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2011, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 23%, 22% and 11% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2011, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,976	30%	$1,974	29%
Office	1,822	27	1,850	27
Industrial	1,745	26	1,788	26
Apartments	700	11	725	11
Mixed use/other	411	6	435	7

Total principal balance	6,654	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(58)		(59)

Total	$6,600		$6,718

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,746	26%	$1,769	26%
South Atlantic	1,577	24	1,583	23
Middle Atlantic	880	13	937	14
East North Central	603	9	612	9
Mountain	527	8	540	8
New England	480	7	482	7
West North Central	355	5	369	6
West South Central	305	5	297	4
East South Central	181	3	183	3

Total principal balance	6,654	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(58)		(59)

Total	$6,600		$6,718

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$3	$3	$—	$6	$1,970	$1,976
Office	—	—	10	10	1,812	1,822
Industrial	—	4	12	16	1,729	1,745
Apartments	—	—	—	—	700	700
Mixed use/other	—	—	—	—	411	411

Total principal balance	$3	$7	$22	$32	$6,622	$6,654

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2010
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$1,974	$1,974
Office	—	—	12	12	1,838	1,850
Industrial	—	6	27	33	1,755	1,788
Apartments	—	—	—	—	725	725
Mixed use/other	—	—	—	—	435	435

Total principal balance	$—	$6	$39	$45	$6,727	$6,772

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of March 31, 2011 and December 31, 2010, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of the dates indicated:

(Amounts in millions)	March 31, 2011	December 31, 2010
Property type:
Retail	$—	$—
Office	10	12
Industrial	12	27
Apartments	—	—
Mixed use/other	—	—

Total principal balance	$22	$39

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the period ended March 31:

(Amounts in millions)	2011
Allowance for credit losses:
Beginning balance	$59
Charge-offs	(1)
Recoveries	—
Provision	—

Ending balance	$58

Ending allowance for individually impaired loans	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$58

Principal balance:
Ending balance	$6,654

Ending balance of individually impaired loans	$14

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,640

The following table presents the activity in the allowance for losses for the period ended March 31:

(Amounts in millions)	2010
Beginning balance	$48
Provision	4
Release	—

Ending balance	$52

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our individually impaired commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$1	$2	$1	$—	$1	$—
Office	9	10	1	—	$3	—
Industrial	4	6	2	—	$4	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$14	$18	$4	$—	$3	$—

	December 31, 2010
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$5	$8	$3	$—	$2	$—
Office	6	8	2	—	$2	—
Industrial	19	24	5	—	$3	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$30	$40	$10	$—	$3	$—

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgages loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the average loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$477	$268	$845	$347	$39	$1,976
Office	318	308	702	364	130	1,822
Industrial	418	372	624	260	71	1,745
Apartments	125	188	265	107	15	700
Mixed use/other	99	19	143	141	9	411

Total	$1,437	$1,155	$2,579	$1,219	$264	$6,654

% of total	22%	17%	39%	18%	4%	100%

Weighted-average debt service coverage ratio	2.24	1.98	2.42	1.83	1.02	2.14

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$477	$287	$805	$363	$42	$1,974
Office	320	327	612	446	145	1,850
Industrial	431	361	625	284	87	1,788
Apartments	99	172	321	133	—	725
Mixed use/other	123	10	63	221	18	435

Total	$1,450	$1,157	$2,426	$1,447	$292	$6,772

% of total	22%	17%	36%	21%	4%	100%

Weighted-average debt service coverage ratio	2.24	1.99	1.79	2.42	0.75	2.01

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$119	$309	$499	$522	$412	$1,861
Office	196	182	241	486	538	1,643
Industrial	245	163	278	708	333	1,727
Apartments	7	61	123	296	146	633
Mixed use/other	47	18	11	77	69	222

Total	$614	$733	$1,152	$2,089	$1,498	$6,086

% of total	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value	86%	71%	68%	60%	51%	63%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$125	$317	$490	$512	$415	$1,859
Office	176	186	238	524	547	1,671
Industrial	260	166	292	698	346	1,762
Apartments	7	62	160	290	135	654
Mixed use/other	49	12	17	78	94	250

Total	$617	$743	$1,197	$2,102	$1,537	$6,196

% of total	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value	90%	71%	68%	62%	50%	64%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Office	—	—	—	9	170	179
Industrial	1	5	—	1	11	18
Apartments	—	—	—	29	38	67
Mixed use/other	—	4	—	—	185	189

Total	$1	$9	$—	$41	$517	$568

% of total	—%	2%	—%	7%	91%	100%

Weighted-average loan-to-value	28%	58%	—%	69%	77%	76%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Office	—	—	—	57	122	179
Industrial	1	5	—	1	19	26
Apartments	—	4	—	21	46	71
Mixed use/other	—	—	—	—	185	185

Total	$1	$9	$—	$81	$485	$576

% of total	—%	2%	—%	14%	84%	100%

Weighted-average loan-to-value	30%	62%	—%	83%	77%	78%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$177	36%	$182	36%
Industrial	120	25	124	24
Office	105	22	117	23
Apartments	63	13	64	13
Mixed use/other	22	4	22	4

Total principal balance	487	100%	509	100%

Allowance for losses	(2)		(2)

Total	$485		$507

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$176	36%	$189	37%
Pacific	88	18	90	18
Middle Atlantic	68	14	70	14
East North Central	50	10	51	10
Mountain	31	7	32	6
East South Central	31	7	32	6
West North Central	30	6	31	6
West South Central	12	2	13	3
New England	1	—	1	—

Total principal balance	487	100%	509	100%

Allowance for losses	(2)		(2)

Total	$485		$507

As of March 31, 2011 and December 31, 2010, all restricted commercial mortgage loans were current and there were no restricted commercial mortgage loans on nonaccrual status.

Of the total carrying value of restricted commercial mortgage loans as of March 31, 2011 and December 31, 2010, $485 million and $507 million, respectively, related to loans not individually impaired that were evaluated collectively for impairment. There was no provision for credit losses recorded during the three months ended March 31, 2011 related to restricted commercial mortgage loans. A provision for credit losses of $2 million was recorded during the three months ended March 31, 2010 related to restricted commercial mortgage loans, which reflected our ending allowance for credit losses balance and was required upon consolidation of securitization entities as of January 1, 2010.

In evaluating the credit quality of restricted commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. The risks associated with restricted commercial

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mortgage loans can typically be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the average loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$146	$26	$—	$2	$3	$177
Industrial	105	8	4	2	1	120
Office	88	7	5	3	2	105
Apartments	35	9	—	19	—	63
Mixed use/other	16	6	—	—	—	22

Total	$390	$56	$9	$26	$6	$487

% of total	80%	12%	2%	5%	1%	100%

Weighted-average debt service coverage ratio	1.78	1.32	1.02	1.16	0.39	1.66

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$141	$34	$1	$3	$3	$182
Industrial	108	8	4	2	2	124
Office	90	19	5	3	—	117
Apartments	35	9	—	20	—	64
Mixed use/other	17	5	—	—	—	22

Total	$391	$75	$10	$28	$5	$509

% of total	77%	15%	2%	5%	1%	100%

Weighted-average debt service coverage ratio	1.82	1.35	1.05	1.18	0.52	1.69

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Less than 1.00	1.01 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$9	$43	$78	$33	$177
Industrial	16	5	22	44	33	120
Office	11	17	24	37	16	105
Apartments	—	24	12	18	9	63
Mixed use/other	—	—	7	10	5	22

Total	$41	$55	$108	$187	$96	$487

% of total	9%	11%	22%	38%	20%	100%

Weighted-average loan-to-value	63%	55%	41%	39%	31%	42%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.01 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$6	$52	$77	$33	$182
Industrial	11	9	25	50	29	124
Office	14	14	23	45	21	117
Apartments	—	21	10	26	7	64
Mixed use/other	—	—	7	11	4	22

Total	$39	$50	$117	$209	$94	$509

% of total	8%	10%	23%	41%	18%	100%

Weighted-average loan-to-value	65%	55%	42%	41%	31%	43%

There were no floating rate restricted commercial mortgage loans as of March 31, 2011 or December 31, 2010.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income. The trading securities are comprised of asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$168	$222	Other liabilities	$106	$56
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	35	33
Foreign currency swaps	Other invested assets	192	205	Other liabilities	—	—

Total cash flow hedges		360	427		141	89

Fair value hedges:
Interest rate swaps	Other invested assets	77	95	Other liabilities	6	8
Foreign currency swaps	Other invested assets	36	35	Other liabilities	—	—

Total fair value hedges		113	130		6	8

Total derivatives designated as hedges		473	557		147	97

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	385	446	Other liabilities	20	74
Equity return swaps	Other invested assets	—	—	Other liabilities	1	3
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	16	19
Interest rate swaptions	Other invested assets	—	—	Other liabilities	—	—
Credit default swaps	Other invested assets	11	11	Other liabilities	7	7
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	120	129
Equity index options	Other invested assets	32	33	Other liabilities	—	3
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	—	Other liabilities	8	—
Reinsurance embedded derivatives (1)	Other assets	—	1	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	(7)	(5)	Policyholder account balances (3)	69	121

Total derivatives not designated as hedges		421	486		241	356

Total derivatives		$894	$1,043		$388	$453

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	March 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$995	$(3)	$13,347
Inflation indexed swaps	Notional	525	9	—	534
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		13,371	1,004	(3)	14,372

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(326)	1,438
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(326)	1,523

Total derivatives designated as hedges		15,220	1,004	(329)	15,895

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	35	(1,275)	6,441
Equity return swaps	Notional	208	7	—	215
Interest rate swaps related to securitization entities	Notional	129	—	(3)	126
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(100)	1,210
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	288	(451)	581
Financial futures	Notional	3,937	1,372	(1,806)	3,503
Other foreign currency contracts	Notional	521	185	—	706
Reinsurance embedded derivatives	Notional	72	12	—	84

Total derivatives not designated as hedges		15,004	2,014	(3,835)	13,183

Total derivatives		$30,224	$3,018	$(4,164)	$29,078

(Number of policies)	Measurement	December 31, 2010	Additions	Terminations	March 31, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	675	(654)	49,587

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately $1.1 billion of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $195 million as of March 31, 2011.

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

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(101)	$(5)	Net investment income	$(2)	Net investment gains (losses)
Foreign currency swaps	3	(1)	Interest expense	—	Net investment gains (losses)

Total	$(98)	$(6)		$(2)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(36)	$4	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	1	(2)	Interest expense	—	Net investment gains (losses)

Total	$(35)	$3		$(3)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total of derivatives designated as cash flow hedges of $864 million, net of taxes, recorded in stockholders’ equity as of March 31, 2011 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $18 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income during the three months ended March 31, 2011 in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the three months ended March 31, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(22)	Net investment gains (losses)	20	Interest credited	22	Net investment gains (losses)
Foreign currency swaps	—	Net investment gains (losses)	1	Interest credited	(1)	Net investment gains (losses)

Total	$(21)		$18		$20

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the three months ended March 31, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	Net investment gains (losses)	25	Interest credited	1	Net investment gains (losses)
Foreign currency swaps	(2)	Net investment gains (losses)	1	Interest credited	2	Net investment gains (losses)

Total	$(2)		$23		$2

The difference between the gain (loss) recognized for the derivative instrument and the hedged item presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the net income effects of the derivative instruments that are presented in the same location as the income activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; and (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2011	2010
Interest rate swaps	$2	$(6)	Net investment gains (losses)
Equity return swaps	(4)	—	Net investment gains (losses)
Interest rate swaps related to securitization entities	1	(3)	Net investment gains (losses)
Interest rate swaptions	—	22	Net investment gains (losses)
Credit default swaps	3	5	Net investment gains (losses)
Credit default swaps related to securitization entities	9	5	Net investment gains (losses)
Equity index options	(19)	(27)	Net investment gains (losses)
Financial futures	(39)	(33)	Net investment gains (losses)
Other foreign currency contracts	(9)	(3)	Net investment gains (losses)
GMWB embedded derivatives	59	36	Net investment gains (losses)

Total derivatives not designated as hedges	$3	$(4)

Derivative Counterparty Credit Risk

As of March 31, 2011 and December 31, 2010, net fair value assets by counterparty totaled $773 million and $888 million, respectively. As of March 31, 2011 and December 31, 2010, net fair value liabilities by counterparty totaled $191 million and $172 million, respectively. As of March 31, 2011 and December 31, 2010, we retained collateral of $745 million and $794 million, respectively, related to these agreements, including over collateralization of $53 million and $29 million, respectively, from certain counterparties. As of March 31, 2011 and December 31, 2010, we posted $67 million and $30 million, respectively, of collateral to derivative counterparties, including over collateralization of $16 million and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2011 and December 31, 2010, we could have been allowed to claim up to $81 million and $123 million, respectively, from counterparties and required to disburse up to $4 million and $5 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing securities to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction.

In addition to the credit derivatives discussed above, we also have credit derivative instruments related to securitization entities that we consolidated in 2010. These derivatives represent a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers are similar to those described above. In the event of default, the securitization entity will provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity is the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	1	—	37	1	—
Matures after five years through ten years	10	—	—	5	—	—
BBB
Matures after one year through five years	68	2	—	68	2	—
Matures after five years through ten years	24	—	—	29	—	—

Total credit default swaps on single name reference entities	$155	$3	$—	$155	$3	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$1	$3	$300	$—	$3
10% – 15% matures after one year through five years (2)	250	4	—	250	4	—
12% – 22% matures after five years through ten years (3)	248	—	4	248	—	4
15% – 30% matures after five years through ten years (4)	127	1	—	127	2	—

Total credit default swap index tranches	925	6	7	925	6	7

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	17	—	7	17	—	8
Portion backing our interest maturing 2017 (6)	300	—	113	300	—	121

Total customized credit default swap index tranches related to securitization entities	317	—	120	317	—	129

Total credit default swaps on index tranches	$1,242	$6	$127	$1,242	$6	$136

(1)	The current attachment/detachment as of March 31, 2011 and December 31, 2010 was 9% – 12%.
(2)	The current attachment/detachment as of March 31, 2011 and December 31, 2010 was 10% – 15%.
(3)	The current attachment/detachment as of March 31, 2011 and December 31, 2010 was 12% – 22%.
(4)	The current attachment/detachment as of March 31, 2011 and December 31, 2010 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates.

Restricted commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments, limited partnerships accounted for under the cost method.

Long-term borrowings. Based on market quotes or comparable market transactions.

Non-recourse funding obligations. Based on the then current coupon, revalued based on the London Interbank Offered Rate (“LIBOR”) and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

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

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	March 31, 2011				December 31, 2010
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,600	$6,827		$(1)	$6,718	$6,896
Restricted commercial mortgage loans		(1)	485	529		(1)	507	554
Other invested assets		(1)	328	340		(1)	267	272
Liabilities:
Long-term borrowings (2)		(1)	5,347	5,320		(1)	4,952	4,928
Non-recourse funding obligations (2)		(1)	3,431	2,175		(1)	3,437	2,170
Borrowings related to securitization entities		(1)	431	452		(1)	443	467
Investment contracts		(1)	19,106	19,671		(1)	19,772	20,471
Other firm commitments:
Commitments to fund limited partnerships	106		—	—	110		—	—
Ordinary course of business lending commitments	39		—	—	28		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For remaining securities priced using internal models, we maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

The following tables summarize the primary sources considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,401	$—	$3,401	$—
Internal models	13	—	12	1

Total U.S. government, agencies and government-sponsored enterprises	3,414	—	3,413	1

Tax-exempt:
Pricing services	928	—	928	—

Total tax-exempt	928	—	928	—

Government—non-U.S.:
Pricing services	2,348	—	2,348	—
Internal models	11	—	10	1

Total government—non-U.S.	2,359	—	2,358	1

U.S. corporate:
Pricing services	20,506	—	20,506	—
Broker quotes	232	—	—	232
Internal models	3,015	—	2,532	483

Total U.S. corporate	23,753	—	23,038	715

Corporate—non-U.S.:
Pricing services	12,081	—	12,081	—
Broker quotes	87	—	—	87
Internal models	1,769	—	1,654	115

Total corporate—non-U.S.	13,937	—	13,735	202

Residential mortgage-backed:
Pricing services	4,465	—	4,465	—
Broker quotes	64	—	—	64
Internal models	71	—	—	71

Total residential mortgage-backed	4,600	—	4,465	135

Commercial mortgage-backed:
Pricing services	3,714	—	3,714	—
Broker quotes	16	—	—	16
Internal models	26	—	—	26

Total commercial mortgage-backed	3,756	—	3,714	42

Other asset-backed:
Pricing services	2,083	—	1,985	98
Broker quotes	165	—	—	165
Internal models	3	—	3	—

Total other asset-backed	2,251	—	1,988	263

Total fixed maturity securities	$54,998	$—	$53,639	$1,359

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources considered when determining fair value of equity securities as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$268	$262	$6	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$355	$262	$6	$87

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$245	$240	$5	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$332	$240	$5	$87

The following tables summarize the primary sources considered when determining fair value of trading securities as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$329	$—	$329	$—
Internal models	238	—	—	238
Broker quotes	100	—	—	100

Total trading securities	$667	$—	$329	$338

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$348	$—	$348	$—
Broker quotes	230	—	—	230
Internal models	99	—	—	99

Total trading securities	$677	$—	$348	$329

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate and foreign currency exchange rate volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate and foreign currency exchange rate volatility input, the derivative is classified as Level 3. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 80 basis points over the most relevant points on the U.S. Treasury curve. As of March 31, 2011 and December 31, 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $39 million and $44 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,414	$—	$3,413	$1
Tax-exempt	928	—	928	—
Government—non-U.S.	2,359	—	2,358	1
U.S. corporate	23,753	—	23,038	715
Corporate—non-U.S.	13,937	—	13,735	202
Residential mortgage-backed	4,600	—	4,465	135
Commercial mortgage-backed	3,756	—	3,714	42
Other asset-backed	2,251	—	1,988	263

Total fixed maturity securities	54,998	—	53,639	1,359

Equity securities	355	262	6	87

Other invested assets:
Trading securities	667	—	329	338
Derivative assets:
Interest rate swaps	630	—	627	3
Foreign currency swaps	228	—	228	—
Credit default swaps	11	—	5	6
Equity index options	32	—	—	32

Total derivative assets	901	—	860	41

Securities lending collateral	811	—	811	—
Derivatives counterparty collateral	605	—	605	—

Total other invested assets	2,984	—	2,605	379

Restricted other invested assets related to securitization entities	374	—	199	175
Reinsurance recoverable (1)	(7)	—	—	(7)
Separate account assets	11,807	11,807	—	—

Total assets	$70,511	$12,069	$56,449	$1,993

Liabilities
Policyholder account balances (2)	$69	$—	$—	$69
Derivative liabilities:
Interest rate swaps	132	—	132	—
Interest rate swaps related to securitization entities	16	—	16	—
Inflation indexed swaps	35	—	35	—
Credit default swaps	7	—	—	7
Credit default swaps related to securitization entities	120	—	—	120
Equity return swaps	1	—	1	—
Other foreign currency contracts	8	—	8	—

Total derivative liabilities	319	—	192	127
Borrowings related to securitization entities	58	—	—	58

Total liabilities	$446	$—	$192	$254

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from third-party pricing sources to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2011	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$—	$(10)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	4	(3)	3	—	—	(45)	16	(360)	715	4
Corporate—non-U.S. (1)	368	(12)	(3)	25	(25)	—	(5)	40	(186)	202	(11)
Residential mortgage-backed	143	(1)	2	—	—	—	(8)	—	(1)	135	(1)
Commercial mortgage-backed	50	—	—	—	—	—	(8)	—	—	42	—
Other asset-backed	268	(1)	2	8	(8)	—	(21)	15	—	263	(1)

Total fixed maturity securities	1,941	(10)	(2)	36	(33)	—	(87)	71	(557)	1,359	(9)

Equity securities	87	1	1	—	—	—	(2)	—	—	87	—

Other invested assets:
Trading securities	329	9	—	5	—	—	(5)	—	—	338	9
Derivative assets:
Interest rate swaps	5	(2)	—	—	—	—	—	—	—	3	(2)
Credit default swaps	6	—	—	—	—	—	—	—	—	6	—
Equity index options	33	(19)	—	24	—	—	(6)	—	—	32	(19)

Total derivative assets	44	(21)	—	24	—	—	(6)	—	—	41	(21)

Total other invested assets	373	(12)	—	29	—	—	(11)	—	—	379	(12)

Restricted other invested assets related to securitization entities	171	4	—	—	—	—	—	—	—	175	4
Reinsurance recoverable (2)	(5)	(3)	—	—	—	1	—	—	—	(7)	(3)

Total Level 3 assets	$2,567	$(20)	$(1)	$65	$(33)	$1	$(100)	$71	$(557)	$1,993	$(20)

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2010	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(1)	$3	$(10)	$8	$—
Tax-exempt	2	—	—	—	—	—	2	—
Government—non-U.S.	7	—	—	—	—	(6)	1	—
U.S. corporate	1,073	—	15	60	25	(267)	906	4
Corporate—non-U.S.	504	1	1	9	59	(66)	508	1
Residential mortgage-backed (1)	1,481	—	3	106	—	(1,419)	171	—
Commercial mortgage-backed (1)	3,558	1	4	(62)	—	(3,454)	47	—
Other asset-backed (1)	1,419	(16)	21	(4)	10	(1,021)	409	(16)

Total fixed maturity securities	8,060	(14)	44	108	97	(6,243)	2,052	(11)

Equity securities	9	—	(1)	7	52	—	67	—

Other invested assets:
Trading securities	145	8	—	(11)	—	—	142	8
Derivative assets:
Interest rate swaps	3	1	—	—	—	—	4	2
Interest rate swaptions	54	(10)	—	(30)	—	—	14	(5)
Credit default swaps	6	1	—	—	—	—	7	1
Equity index options	39	(25)	—	20	—	—	34	(24)
Other foreign currency contracts	8	(4)	—	—	—	—	4	(4)

Total derivative assets	110	(37)	—	(10)	—	—	63	(30)

Total other invested assets	255	(29)	—	(21)	—	—	205	(22)

Restricted other invested assets related to securitization entities	—	—	—	—	174	—	174	—
Reinsurance recoverable (2)	(5)	(1)	—	—	—	—	(6)	(1)

Total Level 3 assets	$8,319	$(44)	$43	$94	$323	$(6,243)	$2,492	$(34)

(1)

During 2010, primary market issuance and secondary market activity for commercial and non-agency residential mortgage-backed and other asset-backed securities increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in our conclusion that there is sufficient trading activity in similar instruments to support classifying certain mortgage-backed and asset-backed securities as Level 2.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses					Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances
Policyholder account balances (1)	$121	$(62)	$—	$—	$—	$10	$—	$—	$—	$69	$(61)
Derivative liabilities:
Credit default swaps	7	(2)	—	3	—	—	(1)	—	—	7	(2)
Credit default swaps related to securitization entities	129	(9)	—	—	—	—	—	—	—	120	(9)
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	(11)	—	3	—	—	(4)	—	—	127	(11)
Borrowings related to securitization entities	51	7	—	—	—	—	—	—	—	58	7

Total Level 3 liabilities	$311	$(66)	$—	$3	$—	$10	$(4)	$—	$—	$254	$(65)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of March 31, 2010	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances (1)	$175	$(39)	$9	$—	$—	$—	$145	$(37)
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(32)	—	(17)	—	—	18	(15)
Credit default swaps	—	1	—	—	—	—	1	1
Credit default swaps related to securitization entities	—	(5)	—	2	121	—	118	(5)
Equity index options	2	3	—	(1)	—	—	4	3

Total derivative liabilities	71	(35)	—	(16)	121	—	141	(18)
Borrowings related to securitization entities	—	(2)	—	—	60	—	58	(2)

Total Level 3 liabilities	$246	$(76)	$9	$(16)	$181	$—	$344	$(57)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the consolidated statements of income or OCI within stockholders’ equity based on the appropriate accounting treatment for the instrument.

Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases, sales and settlements of fixed maturity, equity and trading securities and purchases, issuances and settlements of derivative instruments.

Issuances and settlements presented for policyholder account balances represent the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income)” in the tables presented above.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that existed as of the reporting date, which were recorded in net investment gains (losses), and accretion on certain fixed maturity securities which was recorded in net investment income.

(7) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses.

As previously disclosed, in December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al, in the United States District Court for the Eastern District of New York. In response to our motion to dismiss the complaint in its entirety, the Court granted on March 30, 2011 the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. We continue to vigorously defend this action.

As previously disclosed, we and one of our mortgage insurance subsidiaries were named in a putative class action lawsuit filed in November 2010 captioned Archie Moses and Violet M. Moses v. SunTrust Banks, Inc., et al, in the United States District Court for the District of Columbia. On March 10, 2011, plaintiffs voluntarily dismissed the action without prejudice as to Genworth Financial, Inc. and our mortgage insurance subsidiary.

(b) Commitments

As of March 31, 2011, we were committed to fund $106 million in limited partnership investments and $39 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin and we have access to $1.9 billion under these facilities. As of March 31, 2011, we had no borrowings under these facilities; however, we utilized $280 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries.

Long-Term Senior Notes

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“2021 Notes”). The 2021 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the 2021 Notes were used for general corporate purposes.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recourse Funding Obligations

As of March 31, 2011, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. As of March 31, 2011 and December 31, 2010, the weighted-average interest rates on our non-recourse funding obligations were 1.41% and 1.44%, respectively.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	1.2	(3.4)
Benefit on tax favored investments	(2.7)	(6.6)
Effect of foreign operations	(14.4)	(13.7)
Non-deductible expenses	0.6	(0.5)
Interest on uncertain tax positions	—	(2.2)
Tax benefits related to separation from our former parent	—	(89.5)
Other, net	0.8	2.7

Effective rate	20.5%	(78.2)%

The effective tax rate increased significantly from the prior year due to uncertain tax benefits related to separation from our former parent in the prior year that did not recur. In connection with our 2004 separation from our former parent, General Electric (“GE”), we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $20 million as additional paid-in capital related to our 2004 separation.

(10) Segment Information

We conduct our operations in three operating business segments: (1) Retirement and Protection, which includes our life insurance, long-term care insurance, wealth management products and services and retirement income products; (2) International, which includes international mortgage and lifestyle protection insurance; and (3) U.S. Mortgage Insurance.

We also have Corporate and Other activities which include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments, the results of non-strategic products that are managed outside of our operating segments, and eliminations of inter-segment transactions.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Revenues:
Retirement and Protection	$1,738	$1,593
International	632	651
U.S. Mortgage Insurance	177	181
Corporate and Other	21	(4)

Total revenues	$2,568	$2,421

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Retirement and Protection’s net operating income	$127	$122
International’s net operating income	124	91
U.S. Mortgage Insurance’s net operating loss	(81)	(36)
Corporate and Other’s net operating loss	(72)	(63)

Net operating income	98	114
Net investment gains (losses), net of taxes and other adjustments	(16)	(42)
Net tax benefit related to separation from our former parent	—	106

Net income available to Genworth Financial, Inc.’s common stockholders	82	178
Add: net income attributable to noncontrolling interests	34	34

Net income	$116	$212

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2011	December 31, 2010
Assets:
Retirement and Protection	$86,622	$86,352
International	12,838	12,422
U.S. Mortgage Insurance	3,989	3,875
Corporate and Other	9,491	9,746

Total assets	$112,940	$112,395

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2010 Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets, downgrades in our financial strength or credit ratings, interest rate fluctuations and levels, adverse capital and credit market conditions, the valuation of fixed maturity, equity and trading securities, defaults, downgrade or other events impacting the value of our fixed maturity securities portfolio, defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance, goodwill impairments, default by counterparties to reinsurance arrangements or derivative instruments, an adverse change in risk-based capital and other regulatory requirements, insufficiency of reserves, legal constraints on dividend distributions by our subsidiaries, competition, availability, affordability and adequacy of reinsurance, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems, the occurrence of natural or man-made disasters or a pandemic, the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and impairments of or valuation allowances against our deferred tax assets;

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

•

Risks relating to our International segment, including political and economic instability or changes in government policies, foreign exchange rate fluctuations, unexpected changes in unemployment rates, unexpected increases in mortgage insurance default rates or severity of defaults, the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value ratios, competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance and changes in regulations;

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates, failure to meet, or have waived to the extent needed, the minimum statutory capital requirements and hazardous financial condition standards, uncertain results of continued investigations of insured U.S. mortgage loans, possible rescissions of coverage and the results of objections to our rescissions, the extent to which loan modifications and other similar programs may provide benefits to us, unexpected changes in unemployment and underemployment rates, further deterioration in economic conditions or a further decline in home prices, problems associated with foreclosure process defects that may defer claim payments, changes to the role or structure of Federal National Mortgage

Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), competition with government-owned and government-sponsored enterprises offering mortgage insurance, changes in regulations that affect the U.S. mortgage insurance business, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, the impact of the use of reinsurance with reinsurance companies affiliated with mortgage lending customers, legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”) and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including the suspension of dividends and stock price fluctuations.

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

•

Retirement and Protection. We offer and/or manage a variety of protection, wealth management and retirement income products. Our primary insurance products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services, fixed and immediate individual annuities. We previously offered variable deferred and group variable annuities offered through retirement plans. For the three months ended March 31, 2011, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $112 million and $127 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. We are a leading provider of protection coverages primarily associated with certain financial obligations (referred to as lifestyle protection) in multiple European countries. These lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2011, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $127 million and $124 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage capital and risk. For the three months ended March 31, 2011, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were both $81 million.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended March 31, 2011, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $76 million and $72 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends discussed in our 2010 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Improvements in equity markets, credit markets, interest rate spreads and global financial markets seen during 2010 continued in the first quarter of 2011. In Canada, the housing market continued to improve while unemployment levels remained relatively in line with the fourth quarter of 2010. In Australia, the housing market has remained stable and unemployment levels remained consistent with the fourth quarter of 2010 despite recent natural disasters though these disasters could impact regional economies over the medium-term. The U.S. housing market reflected continuing stress, growing levels of foreclosures and variations in performance by sub-market, including continued signs of stabilization within certain regions. Europe remained a slow growth environment with lower consumer lending activity. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. Although these trends have generally improved as investor confidence in the markets and the outlook for some consumers and businesses strengthened, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further adversely impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. government, Federal Reserve and other legislative and regulatory bodies continue to take a variety of actions to support the economy and capital markets, influence interest rates, stabilize housing markets and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have positively affected these countries and their markets; however, there can be no assurance as to the future level of impact of any of these actions on the economic and financial markets, including levels of volatility. A delayed economic recovery period or a U.S. or global recessionary or debt crisis setback could materially and adversely affect our business, financial condition and results of operations.

We evaluate our product offerings, investment and asset-liability management strategies to moderate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance. These and other company actions should enhance our competitive position as well as our capital flexibility and liquidity.

Volatility in credit and investment markets. During the first quarter of 2011, markets were characterized by rising volatility in the U.S. Treasury market due to external events in Europe, North Africa and the Middle East and due to the earthquake in Japan. Credit spreads were generally less volatile and ended the quarter tighter. Macroeconomic conditions, improving company fundamentals, declining corporate default rates, reduced net supply of spread product and continued strong investor demand drove the tightening in both credit and securitized products. Fears regarding systemic risk were largely contained this quarter, despite European sovereign concerns and political instability in North Africa and the Middle East. For securitized products, the market continued to see shrinking supply, though issuance did improve in commercial mortgage-backed securities. Asset valuations in securitized sectors continued to improve given a strong supply and demand imbalance, stable credit performance and the structural protections embedded in the transactions brought to market.

Certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, but impairments in our investment portfolio remained consistent with the moderate levels recorded in the third and fourth quarters of 2010. We recorded net other-than-temporary impairments of $36 million in the first quarter of 2011 which were lower than prior year levels and we expect losses to moderate further. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with securities that have not been impaired continues to perform.

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

Trends and conditions affecting our segments

Retirement and Protection

Life insurance. Results of our life insurance business are impacted by sales, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, effective distribution and customer service.

Life insurance sales increased in the first half of 2010 in part due to strong adoption of our new term universal life insurance product and remained stable through the second half of 2010 and into the first quarter of 2011 with sales of our term universal life insurance product up 29% in the first quarter of 2011 versus the traditional term and term universal life insurance sales in the prior year. We believe our term universal life insurance product offers a better value proposition to the consumer when compared to our traditional term life insurance products which we no longer sell. Based on recent sales trends, we believe our term universal life insurance product is competitively priced for the middle and emerging affluent markets. Throughout 2010 and into 2011, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. Additionally, while less severe in the first quarter of 2011 than in prior quarters, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies written in 1999 and 2000 as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies go through their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products beyond economic requirements. The alternatives available to reduce the impact for the increased reserve requirements on some of our in-force books of business have over time become limited and more expensive. Despite this, committed funding sources are in place for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX, and therefore we believe unfunded reserve exposure is minimal.

Long-term care insurance. Results of our long-term care insurance business are influenced by morbidity, mortality, persistency, investment yields, new product sales, expenses and reinsurance as well as the relative competitiveness of our offerings.

In recent years, industry-wide first-year annualized premiums of long-term care insurance declined during the recession and rebounded as the economy stabilized. This positive trend continued during the first quarter of 2011. Sales of our individual long-term care product have increased 48% in the first quarter of 2011 versus the prior year due in part to growth in the market and competitor actions combined with the impacts of the progress made on multiple growth initiatives relating to distribution effectiveness and broadening of our individual and group offerings. We have experienced, and may continue to experience, higher claims than priced for in older issued policies which negatively impact our results of operations.

In the fourth quarter of 2010, one of our competitors announced its intent to exit the long-term care insurance market effective January 1, 2011. In addition, several competitors have announced their intent to seek rate actions on their individual and certain group long-term care insurance products. These announcements by competitors could disrupt the market and impact our sales going forward.

We continue pursuing multiple initiatives including: new product issuance and service offerings; investing in care coordination capabilities; maintaining tight expense management; actively exploring alternative reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted. In this connection, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. The state approval process of an in-force rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s policy anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete over the next several years.

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

The equity and fixed income market improvements since the second quarter of 2009, our introduction of new investment strategies, the expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us collectively contributed to our higher sales, net flows and assets under management. Depending upon the direction of equity and fixed income markets in the future, we could see a correlated impact on sales, net flows and assets under management.

On December 31, 2010, we purchased the operating assets of Altegris Capital, LLC (“Altegris”). This acquisition provided a platform of alternative investments including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010.

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

Refinements of product offerings and related pricing and investment strategies reflect targeted growth plans to achieve appropriate risk adjusted returns. In January 2011, we discontinued sales of our individual and group variable annuities; however, we will continue to service our existing block of business and accept additional deposits on existing contracts.

In fixed annuities, sales may fluctuate as interest rates change and as we offer these products using a disciplined approach to meet targeted returns. We have introduced new market value adjustment deferred annuity products in the brokerage general agency (“BGA”) channel and we have re-priced immediate annuities to maintain spreads and targeted returns. Early in 2010, we reinvested a significant portion of the excess cash and achieved improvements in spread-related income as a result of higher yields. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates increase. We have targeted distributors and producers and maintained sales capabilities that align with our focused strategy. We have expanded distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to further expand these distribution relationships while selectively adding additional product offerings.

In variable annuities, the improvement in equity markets favorably impacted our results. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to mitigate these impacts. As this is a closed block of business, we will see limited new deposits as we will only accept additional deposits on existing contracts.

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels and other economic and housing market trends, including interest rate trends, home price appreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 62% as of March 31, 2011. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain selective and disciplined.

During 2010, we continued to observe increased stability in international housing markets, particularly in Canada and Australia, as the economic recovery which began in 2009 gained momentum. As a result of improving economic and employment outlooks, relatively low mortgage rates, improved housing affordability and consumer confidence, home sales activity remained strong and home prices increased at the start of 2010 in these two markets. During the second half of 2010, home price appreciation moderated after a sustained period of growth. During the first quarter of 2011, home prices increased modestly in Canada and remained relatively flat in Australia. During the remainder of 2011, we expect home prices to remain consistent with current levels in both Canada and Australia. Additionally, we observed a decline in unemployment rates in these two markets during 2010 with rates remaining fairly stable during the first quarter of 2011. However, in Australia, with the combined impact of higher mortgage interest rates, increases in the cost of living and January flooding, the Queensland economy is pressured which could adversely impact our results of operations.

In many of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery.

Since the beginning of 2010, the Bank of Canada increased the overnight rate by 75 basis points to 1.0% and we expect the Bank of Canada to maintain the overnight rate at current levels at least through the first half of 2011. In Australia, as a sign of the relative health and stability of that economy, the Reserve Bank of Australia increased the cash rate by 175 basis points to 4.75% between September 30, 2009 and March 31, 2011. We also expect the Reserve Bank of Australia to maintain the cash rate at current levels through the first half of 2011.

In Canada, we experienced higher than anticipated levels of flow new insurance written during 2010. A low mortgage interest rate environment in 2010 and improved consumer confidence contributed to these higher levels. During the first quarter of 2011, favorable economic conditions persisted with housing affordability benefiting from low interest rates and historically low unemployment levels. As of March 31, 2011, our 2010 book of business represents 12% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 33% of our insurance in-force. As a result of our large 2007 and 2008 book years and subsequent smaller books seasoning during 2011, earned premiums in Canada are expected to decline moderately relative to 2010 levels. In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes may reduce the amount of net premiums written in 2011. This decline may be offset by modest growth in flow new insurance written in 2011 if economic conditions in Canada continue to be favorable and we are able to continue to gradually increase our market share.

In Australia, total mortgage market activity slowed during 2010 as the incremental government stimulus and incentives for first-time homebuyers implemented during the economic downturn were eliminated. Additionally, high loan-to-value mortgage originations, particularly above 90% loan-to-value, declined significantly in 2010 as banks allocated less capital to high loan-to-value lending and consumers became cautious of rising personal debt levels. This trend continued during the first quarter of 2011. These factors, combined with increased interest rates beginning in the fourth quarter of 2009, led to a decrease in mortgage originations and an associated decrease in our flow new insurance written during 2010 compared to 2009 levels. Our flow new insurance written further decreased during the first quarter of 2011 compared to the fourth quarter of 2010 reflecting smaller mortgage originations market as well as the economic impact of recent natural disasters. For the remainder of 2011, we expect flow new insurance written to remain flat compared to 2010 levels.

Over the past two years, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications that keep borrowers in their homes, asset management strategies such as arranged and facilitated sales and pursuing recoveries. Loan modification programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower and an earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process, including taking early possession of properties, and mitigate claim payments. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which had a favorable impact on our results of operations. We have also seen improvements in our total losses as economies continue to improve, home price appreciation transitions to a stable rate of growth and unemployment levels decline. With ongoing improvement in the Canadian and Australian economies and stable housing markets, as well as the success we are experiencing with our loss mitigation initiatives outlined above, we expect our overall loss levels to improve modestly over time compared with levels experienced in 2010. These loss levels will vary quarterly based on seasonal or event-driven fluctuations.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

The profitability of our lifestyle protection insurance business improved during 2010 and in the first quarter of 2011 and has been driven by lower new claim registrations from stabilizing European unemployment levels and the impact of our policy re-pricing and distribution contract restructuring initiatives. Sales during 2010 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Sales in the first quarter of 2011 remained consistent with the fourth quarter of 2010 levels. We are actively pursuing various growth initiatives to expand our distribution channels and our product offerings which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales or the inability to generate targeted growth in new sales.

New claim registrations on unemployment-related policies declined throughout 2010 and the first quarter of 2011 and are at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a decrease in our loss ratio. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. We expect unemployment rates in Europe to slowly decline over the next several quarters with regional variation. Additionally, we expect slow but positive European gross domestic product growth, which could positively impact consumer lending demand as well as reduce claim pressures through new job creation.

During 2010 and into 2011, significant progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. With most of these contract restructuring projects complete, we are focusing on increasing sales through improved product offerings and expanded distribution channels. We expect these strategies to continue to improve profitability and help to offset the impact of continued high unemployment as well as lower levels of consumer lending.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment. This has resulted in numerous outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which place downward pressure on home values. At the same time, home prices are continuing to show signs of stabilizing or improving in several U.S. markets after a significant decline from their peak levels. Overall, we anticipate additional declines in home values during 2011 and we expect unemployment and underemployment levels to stabilize and gradually decline over time though remain elevated for an extended period.

During 2010, a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, continued to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with the FHA solution. Given ongoing FHA risk management actions, we have seen the private mortgage insurance penetration rate increase somewhat in the first quarter of 2011 and expect this to continue given the additional FHA pricing changes effective in April 2011. This increase has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further fees could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, the industry continues to expect to regain market share over time. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. We also expect to continue realizing the benefit of previously implemented rate increases along with other pricing-related actions. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact.

While we are currently experiencing a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Delinquencies for these book years continue to drive the level of new delinquencies being reported. While the impact was originally concentrated in certain states and alternative product types, during the last few years, the impact has shifted to more traditional products reflecting the elevated unemployment and underemployment levels throughout the country. Beginning mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. We expect this trend to continue at least through the second quarter of 2011. Suspensions of foreclosure actions in response to problems associated with lender and servicer foreclosure process defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on a recovery of the residential mortgage market.

The recent stabilization of home prices and unemployment levels in certain markets, expanded efforts in the mortgage market to modify loans and improved performance of our second half of 2008, 2009 and 2010 book years, resulted in a decrease in delinquencies during the first quarter of 2011. This decrease reflected a reduction in new delinquencies combined with a higher number of paid claims and increased cures from government and lender loan modification programs and other loss mitigation activities through the first half of 2010. However, aging of delinquencies continued to increase through the remainder of 2010 and through the first quarter of 2011; moreover, foreclosures continued increasing and liquidations remained elevated through the same period, thereby resulting in higher levels of claims. If home values experience further decline, credit remains tight and interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during the first quarter of 2011, we have seen the level of loan modification actions remain consistent with the level we experienced during the fourth quarter of 2010. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions and targeted settlements, net of reinstatements, which occurred during the first quarter of 2011 resulted in a reduction of expected losses of $122 million compared to $233 million in the first quarter of 2010.

Workouts and loan modifications, which related to loans representing 1% of our primary risk in-force as of March 31, 2011, and occurred during the period then ended, resulted in a reduction of expected losses of $94 million compared to $113 million in the first quarter of 2010. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. During the first quarter of 2011, we executed loan restructurings and modifications with our lender partners that resulted in reduced monthly mortgage loan repayment amounts through reductions of the underlying loans’ interest rates or debt forgiveness by lenders, or through a lengthening of the loans’ principal amortization period, or through some combination thereof. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales and other non-cure workouts that occurred during the first quarter of 2011 resulted in a reduction of expected losses of $17 million compared to $13 million that occurred during the first quarter of 2010.

As a result of investigation activities on certain insured delinquent loans, we found certain levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the first quarter of 2011 which reduced our expected losses at the time of rescission by $11 million compared to $107 million that occurred during the first quarter of 2010.

During 2010, benefits from loss mitigation activities began shifting from rescissions to loan modifications where we expect a majority of our loss mitigation benefits to be achieved going forward. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to decline as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the limited impact from alternative programs to date, we have experienced higher levels of paid claims. Depending upon the mix of loss mitigation activity, market trends and employment levels in future periods, we could see additional adverse loss reserve changes going forward.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the three months ended March 31, 2011, we recorded reinsurance recoveries of $21 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006, 2007 and 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 book years.

As of March 31, 2011, Genworth Mortgage Insurance Corporation (“GEMICO”) exceeded the maximum risk-to-capital requirement of 25:1. GEMICO is authorized and continues to write new business in North Carolina under a revocable two-year waiver of that state’s maximum 25:1 risk-to-capital requirement limitation, which the North Carolina Department of Insurance (“NCDOI”) approved in a letter dated January 31, 2011. By extension, GEMICO also remains authorized and continues to write business in 34 additional states that do not have a maximum risk-to-capital requirement. Ten additional states have granted GEMICO the authority to continue to write new business by a waiver (or other communication) regarding their relative state’s risk-to-capital requirements, subject to varying terms and conditions. Consequently, GEMICO is authorized to write new business in 45 states as of March 31, 2011. While we continue to seek this regulatory flexibility through additional state waivers, where available, we expect to manage our capital and business operations so as to maintain capacity to write new profitable business. Currently, we utilize another one of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”), to write business in those five states where GEMICO is restricted under risk-to-capital requirements and where no waiver has been granted to date. We have also taken steps to be able to utilize another one of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Assurance Corporation (“GRMAC”), for similar purposes. In this regard, Fannie Mae has approved both our use of GRMIC-NC and our request that GRMAC be recognized as an eligible insurer. Fannie Mae’s approvals allow either entity to write business in lieu of GEMICO subject to specified conditions, including that we refrain from utilizing either entity, except in states where GEMICO is prohibited from writing business due to a breach of its maximum risk-to-capital requirement and has not obtained the applicable waiver of such breach. We remain in ongoing consultation with our state regulators and the GSEs regarding our ongoing use of these alternative arrangements, as necessary.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$1,437	$1,470	$(33)	(2)%
Net investment income	830	765	65	8%
Net investment gains (losses)	(28)	(70)	42	60%
Insurance and investment product fees and other	329	256	73	29%

Total revenues	2,568	2,421	147	6%

Benefits and expenses:
Benefits and other changes in policy reserves	1,409	1,315	94	7%
Interest credited	201	213	(12)	(6)%
Acquisition and operating expenses, net of deferrals	500	475	25	5%
Amortization of deferred acquisition costs and intangibles	185	184	1	1%
Interest expense	127	115	12	10%

Total benefits and expenses	2,422	2,302	120	5%

Income before income taxes	146	119	27	23%
Provision (benefit) for income taxes	30	(93)	123	132%

Net income	116	212	(96)	(45)%
Less: net income attributable to noncontrolling interests	34	34	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$82	$178	$(96)	(54)%

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment decreased $6 million primarily related to a $16 million decrease in our retirement income business and a $7 million decrease in our life insurance business, partially offset by a $17 million increase in our long-term care insurance business.

•

Our International segment decreased $27 million as a result of a decrease of $43 million in our lifestyle protection insurance business, partially offset by a $16 million increase in our international mortgage insurance business. The three months ended March 31, 2011 included an increase of $10 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment was flat.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.8% for the three months ended March 31, 2011 from 4.4% for the three months ended March 31, 2010. The increase in weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and the reinvestment of cash balances. Net investment income for the three months ended March 31, 2011 included $4 million of gains related to limited partnerships as compared to $34 million of losses related to limited partnerships for the three months ended March 31, 2010.

•	The three months ended March 31, 2011 included an increase of $5 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $36 million of net other-than-temporary impairments for the three months ended March 31, 2011 as compared to $80 million for the three months ended March 31, 2010. Of total impairments for the three months ended March 31, 2011 and 2010, $21 million and $62 million, respectively, related to structured securities, including $15 million and $36 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million and $5 million for the three months ended March 31, 2011 and 2010, respectively. We also recorded impairments of $6 million related to financial hybrid securities and $7 million related to limited partnership investments during the three months ended March 31, 2010.

•

Net investment losses related to derivatives of $10 million in the first quarter of 2011 were primarily related to $8 million of losses associated with derivative instruments used to hedge foreign currency risk, $4 million of losses from the change in the value of derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) exceeding the change in value of the embedded derivative liabilities and $2 million of losses due to hedge ineffectiveness. These losses were partially offset by $3 million of gains from credit default swaps due to narrowing credit spreads and $1 million of gains related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position. Net investment losses related to derivatives of $8 million in the first quarter of 2010 were primarily related to $14 million of losses in derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of the embedded derivative liabilities and $3 million of losses from foreign currency options. These losses were partially offset by $5 million of gains from credit default swaps utilized to improve our diversification and portfolio yield and $5 million of gains in non-qualified interest rate swaps.

•

Net losses related to the sale of available-for-sale securities were $2 million in the first quarter of 2011 compared to $15 million in the first quarter of 2010. We also recorded $16 million from the recovery of a counterparty receivable in the first quarter of 2010.

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees.

•

Our Retirement and Protection segment increased $78 million largely driven by an increase of $39 million in our life insurance business, an increase of $29 million in our wealth management business and an increase of $8 million in our retirement income business.

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

•

Our Retirement and Protection segment increased $44 million primarily attributable to a $34 million increase in our long-term care insurance business and a $30 million increase in our life insurance business, partially offset by a $20 million decrease in our retirement income business.

•

Our International segment decreased $33 million as a result of a decrease of $36 million in our lifestyle protection insurance business, partially offset by an increase of $3 million in our international mortgage insurance business. The three months ended March 31, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $83 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $6 million principally related to our retirement income business.

•	Corporate and Other activities decreased $6 million.

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

•

Our Retirement and Protection segment increased $43 million primarily attributable to a $26 million increase in our wealth management business, a $14 million increase in our retirement income business and an $11 million increase in our long-term care insurance business, partially offset by an $8 million decrease in our life insurance business.

•

Our International segment decreased $5 million primarily related to a $6 million decrease in our lifestyle protection insurance business. The three months ended March 31, 2011 included a decrease of $2 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $13 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $6 million primarily attributable to an $18 million increase in our retirement income business, partially offset by a $7 million decrease in our life insurance business and a $5 million decrease in our long-term care insurance business.

•

Our International segment decreased $5 million primarily related to a $10 million decrease in our lifestyle protection insurance business, partially offset by a $5 million increase in our international mortgage insurance business. The three months ended March 31, 2011 included an increase of $1 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment increased $4 million related to our life insurance business.

•

Our International segment decreased $4 million related to a decrease of $10 million in our lifestyle protection insurance business, partially offset by a $6 million increase in our international mortgage insurance business. The three months ended March 31, 2011 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $12 million.

Provision (benefit) for income taxes. The effective tax rate increased to 20.5% for the three months ended March 31, 2011 from (78.2)% for the three months ended March 31, 2010. This increase in the effective tax rate was primarily attributable to changes in uncertain tax benefits in the prior year related to separation from our former parent, partially offset by lower taxed foreign income and tax favored investments. The three months ended March 31, 2011 included an increase of $3 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The three months ended March 31, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. We reported lower net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily related to a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010 and a higher net operating loss in our U.S. Mortgage Insurance segment in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders was an increase of $6 million, net of tax, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2011 and 2010 was $98 million and $114 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

While some of these items may be significant components of net income available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income available to Genworth Financial, Inc.’s common stockholders and measures that are derived from or incorporate net operating income available to Genworth Financial, Inc.’s common stockholders, including net operating income available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income attributable to the ongoing operations of the business. However, net operating income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis are not substitutes for net income available to Genworth Financial, Inc.’s common stockholders or net income available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of net operating income available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

The following table includes a reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Net income	$116	$212
Less: net income attributable to noncontrolling interests	34	34

Net income available to Genworth Financial, Inc.’s common stockholders	82	178
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	16	42
Net tax benefit related to separation from our former parent	—	(106)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$98	$114

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2011	2010
Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.17	$0.36

Diluted	$0.17	$0.36

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.20	$0.23

Diluted	$0.20	$0.23

Weighted-average common shares outstanding:
Basic	490.1	488.8

Diluted	494.4	493.5

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income available to Genworth Financial, Inc.’s common stockholders. See note 10 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income available to Genworth Financial, Inc.’s common stockholders.

Management’s discussion and analysis by segment also contains selected operating performance measures including “sales,” “assets under management” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal and term universal life insurance, linked-benefits, spread-based and variable products; (3) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; (5) new insurance written for mortgage insurance; and (6) written premiums net of cancellations for our Mexican insurance operations, which in each case reflects the amount of business we generated during each period presented. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

Retirement and Protection segment

Segment results of operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$818	$824	$(6)	(1)%
Net investment income	628	594	34	6%
Net investment gains (losses)	(28)	(67)	39	58%
Insurance and investment product fees and other	320	242	78	32%

Total revenues	1,738	1,593	145	9%

Benefits and expenses:
Benefits and other changes in policy reserves	989	945	44	5%
Interest credited	168	174	(6)	(3)%
Acquisition and operating expenses, net of deferrals	273	230	43	19%
Amortization of deferred acquisition costs and intangibles	111	105	6	6%
Interest expense	26	22	4	18%

Total benefits and expenses	1,567	1,476	91	6%

Income before income taxes	171	117	54	46%
Provision for income taxes	59	33	26	79%

Net income available to Genworth Financial, Inc.’s common stockholders	112	84	28	33%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	15	38	(23)	(61)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$127	$122	$5	4%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$52	$37	$15	41%
Long-term care insurance	40	40	—	—%
Wealth management	10	11	(1)	(9)%
Retirement income	25	34	(9)	(26)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$127	$122	$5	4%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $15 million from growth in our universal and term universal life insurance products, an $8 million favorable cumulative impact from a recent change in premium taxes in Virginia and favorable investment income, partially offset by less favorable mortality in our term life insurance products in the current year compared to the prior year. The prior year included an unfavorable reinsurance adjustment of $5 million and a favorable tax settlement that did not recur.

•	Our long-term care insurance business was flat as higher investment spread in the current year was offset by higher claims as a result of the aging and growth of the in-force block.

•

Our wealth management business was relatively flat as higher average assets under management from market growth and positive net flows were offset by a $2 million favorable tax adjustment in the prior year that did not recur.

•

Our retirement income business decreased $9 million. Our fee-based products decreased $6 million mainly attributable to an $8 million favorable adjustment to deferred acquisition costs in the prior year that did not recur and a $7 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings announced in 2011, partially offset by favorable market performance. Our spread-based products decreased $3 million primarily from an increase in an accrual related to guarantee funds in the current year.

Revenues

Premiums

•

Our life insurance business decreased $7 million primarily as a result of the runoff of our term life insurance products, partially offset by an unfavorable reinsurance adjustment of $8 million in the prior year that did not recur.

•	Our long-term care insurance business increased $17 million mainly attributable to growth in the in-force block from new sales.

•	Our retirement income business decreased $16 million primarily driven by lower life contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $24 million mainly related to higher average invested assets, an increase in income from limited partnerships accounted for under the equity method and reinvestment of cash balances. Net investment income included $2 million of gains related to limited partnerships in the first quarter of 2011 as compared to losses related to limited partnerships of $5 million in the first quarter of 2010.

•

Our long-term care insurance business increased $19 million largely as a result of an increase in average invested assets due to growth of our long-term care insurance in-force block. Additionally, net investment income in the first quarter of 2011 included lower losses of $3 million related to limited partnerships accounted for under the equity method as compared to the first quarter of 2010. These increases were partially offset by an unfavorable adjustment of $6 million related to the accounting for interest rate swaps in the current year.

•

Our retirement income business decreased $9 million primarily attributable to a decline in average invested assets, partially offset by an increase in income from limited partnerships accounted for under the equity method. Net investment income in the first quarter of 2011 included gains of $1 million related to limited partnerships as compared to losses related to limited partnerships of $4 million in the first quarter of 2010.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $26 million primarily driven by lower impairments and higher gains from the sale of investment securities related to portfolio repositioning in the current year.

•

Our long-term care insurance business had net investment losses of $8 million in the current year mainly from impairments compared to net investment gains of $2 million in the prior year primarily from derivative gains, partially offset by impairments.

•

Net investment losses in our retirement income business decreased $23 million primarily related to higher gains related to embedded derivatives associated with our variable annuity products with GMWBs, partially offset by higher losses from the sale of investment securities related to portfolio repositioning.

Insurance and investment product fees and other

•	Our life insurance business increased $39 million primarily from growth of our term universal and universal life insurance products.

•

Our wealth management business increased $29 million primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010, positive net flows and market growth.

•	Our retirement income business increased $8 million mainly as a result of higher average account values in our fee-based products from favorable market performance.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $30 million principally related to growth of our term universal life insurance product and less favorable mortality in our term life insurance products in the current year as compared to the prior year, partially offset by the runoff of our term life insurance products.

•	Our long-term care insurance business increased $34 million primarily as a result of the aging and growth of our long-term care insurance in-force block.

•

Our retirement income business decreased $20 million largely attributable to a decrease of $17 million from our life-contingent spread-based products as a result of a decline in sales in the current year. Our fee-based products decreased $3 million driven by a decline in our guaranteed minimum death benefit claims.

Interest credited. Interest credited decreased $6 million primarily related to our retirement income business from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $8 million primarily related to a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia in the current year, partially offset by higher expenses from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $11 million largely attributable to growth of our long-term care insurance in-force block.

•	Our wealth management business increased $26 million primarily from increased asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010, positive net flows and market growth.

•

Our retirement income business increased $14 million largely driven by a $9 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings announced in 2011 and an increase of $4 million from an accrual related to guarantee funds in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $7 million primarily attributable to lower amortization related to our term life insurance policies coming out of their post-level rate period and a decrease in amortization of present value of future profits driven by higher mortality in our universal life insurance products. These decreases were partially offset by an increase in amortization due to growth of our universal life insurance products.

•

Our long-term care insurance business decreased $5 million primarily from deferring costs associated with the sale of joint policies that were incorrectly expensed in prior years as a result of a system conversion in late 2008 that was identified and corrected in the fourth quarter of 2010. This decrease was partially offset by growth of our long-term care insurance in-force block.

•

Our retirement income business increased $18 million primarily related to an increase of $13 million in our fee-based products principally from a $12 million favorable adjustment recorded in the prior year that did not recur. Our spread-based products increased $5 million mainly from less favorable adjustments related to lapses in the current year, partially offset by a decrease in the account values of these products.

Interest expense. Interest expense increased $4 million related to our life insurance business from higher letter of credit fees in the current year.

Provision for income taxes. The effective tax rate increased to 34.5% for the three months ended March 31, 2011 from 28.2% for the three months ended March 31, 2010. The increase in the effective tax rate was primarily attributable to the proportion of tax favored investment benefits to pre-tax results in the current year compared to the prior year and a change in uncertain tax positions in the prior year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Term life insurance
Net earned premiums	$219	$224	$(5)	(2)%
Annualized first-year premiums	—	14	(14)	(100)%
Life insurance in-force, net of reinsurance	452,116	472,696	(20,580)	(4)%
Life insurance in-force before reinsurance	587,545	620,108	(32,563)	(5)%

Term universal life insurance
Net deposits	$35	$5	$30	NM (1)
Annualized first-year deposits	31	10	21	NM (1)
Life insurance in-force, net of reinsurance	58,371	5,453	52,918	NM (1)
Life insurance in-force before reinsurance	58,811	5,456	53,355	NM (1)

Universal and whole life insurance
Net earned premiums and deposits	$162	$118	$44	37%
Universal life annualized first-year deposits	11	7	4	57%
Universal life excess deposits	36	20	16	80%
Linked-benefits (2)	23	—	23	NM (1)
Life insurance in-force, net of reinsurance	44,131	43,712	419	1%
Life insurance in-force before reinsurance	50,855	50,655	200	—%

Total life insurance
Net earned premiums and deposits	$416	$347	$69	20%
Annualized first-year premiums	—	14	(14)	(100)%
Annualized first-year deposits	42	17	25	147%
Universal life excess deposits	36	20	16	80%
Linked-benefits (2)	23	—	23	NM (1)
Life insurance in-force, net of reinsurance	554,618	521,861	32,757	6%
Life insurance in-force before reinsurance	697,211	676,219	20,992	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

In the first quarter of 2011, we began reporting the results of the linked-benefits product for universal life insurance in our life insurance business. The linked-benefits product for universal life insurance was previously reported in our long-term care insurance business. The amounts associated with this product were not material and the prior period amounts were not re-presented.

Term life insurance

Net earned premiums decreased mainly as a result of the runoff of our term life insurance products, partially offset by an unfavorable reinsurance adjustment of $8 million in the prior year that did not recur. The in-force block also decreased due to runoff.

Term universal life insurance

Net deposits increased due to growth of this product since its introduction in late 2009.

Universal and whole life insurance

Net earned premiums and deposits increased due primarily to the growth of our universal life insurance products. The in-force block was relatively flat as the growth in our universal life insurance products was offset by the continued runoff our closed block of the whole life insurance product.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, as well as several runoff blocks of accident and health insurance for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2011	2010	2011 vs. 2010
Net earned premiums:
Long-term care	$492	$479	$13	3%
Medicare supplement and other	84	80	4	5%

Total	$576	$559	$17	3%

Annualized first-year premiums and deposits	$65	$67	$(2)	(3)%

Net earned premiums increased mainly attributable to growth in our in-force block from new sales.

The decrease in annualized first-year premiums and deposits was primarily attributable to our linked-benefits products. In the first quarter of 2011, we began reporting the results of the linked-benefits products for universal life insurance and single premium deferred annuity products in our life insurance and spread-based retirement income businesses, respectively. The linked-benefits products were previously reported in our long-term care insurance business. This decrease was partially offset by growth in our individual long-term care insurance products.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2011	2010
Assets under management, beginning of period	$24,740	$18,865
Gross flows	2,058	1,475
Redemptions	(1,703)	(971)

Net flows	355	504
Market performance	456	668

Assets under management, end of period	$25,551	$20,037

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantavis Consulting, Inc. and the Altegris companies.

The increase in assets under management was attributable to the acquisition of Altegris on December 31, 2010, positive net flows and market growth.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2011	2010
Income Distribution Series (1)
Account value, beginning of period	$6,590	$5,943
Deposits	117	173
Surrenders, benefits and product charges	(185)	(127)

Net flows	(68)	46
Interest credited and investment performance	165	146

Account value, end of period	$6,687	$6,135

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,078	$2,016
Deposits	17	27
Surrenders, benefits and product charges	(88)	(65)

Net flows	(71)	(38)
Interest credited and investment performance	89	70

Account value, net of reinsurance, end of period	$2,096	$2,048

Variable life insurance
Account value, beginning of period	$313	$298
Deposits	3	3
Surrenders, benefits and product charges	(11)	(10)

Net flows	(8)	(7)
Interest credited and investment performance	14	12

Account value, end of period	$319	$303

(1)

The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Income Distribution Series

Account value related to our Income Distribution Series products increased from the prior year mainly attributable to market growth, partially offset by surrenders outpacing sales. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from the prior year was principally as a result of market growth, partially offset by surrenders outpacing sales. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of this product; however, we continue to service our existing block of business.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2011	2010
Fixed annuities
Account value, beginning of period	$10,819	$11,409
Deposits	120	41
Surrenders, benefits and product charges	(368)	(312)

Net flows	(248)	(271)
Interest credited	89	96

Account value, end of period	$10,660	$11,234

Single premium immediate annuities
Account value, beginning of period	$6,528	$6,675
Premiums and deposits	85	95
Surrenders, benefits and product charges	(256)	(265)

Net flows	(171)	(170)
Interest credited	83	88
Effect of accumulated net unrealized investment gains (losses)	(29)	—

Account value, end of period	$6,411	$6,593

Structured settlements
Account value, net of reinsurance, beginning of period	$1,113	$1,115
Surrenders, benefits and product charges	(15)	(14)

Net flows	(15)	(14)
Interest credited	15	14

Account value, net of reinsurance, end of period	$1,113	$1,115

Total premiums from spread-based products	$20	$36

Total deposits on spread-based products	$185	$100

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits. Sales have increased over the prior year but remain at lower levels given the low interest rate environment and other market conditions.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded premiums and deposits. Sales have slowed given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of this product; however, we continue to service our existing block of business.

International segment

Segment results of operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$477	$504	$(27)	(5)%
Net investment income	143	132	11	8%
Net investment gains (losses)	6	9	(3)	(33)%
Insurance and investment product fees and other	6	6	—	—%

Total revenues	632	651	(19)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	141	174	(33)	(19)%
Acquisition and operating expenses, net of deferrals	198	203	(5)	(2)%
Amortization of deferred acquisition costs and intangibles	67	72	(5)	(7)%
Interest expense	19	23	(4)	(17)%

Total benefits and expenses	425	472	(47)	(10)%

Income before income taxes	207	179	28	16%
Provision for income taxes	46	50	(4)	(8)%

Net income	161	129	32	25%
Less: net income attributable to noncontrolling interests	34	34	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	127	95	32	34%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	(4)	1	25%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$124	$91	$33	36%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$99	$79	$20	25%
Lifestyle protection insurance	25	12	13	108%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$124	$91	$33	36%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The three months ended March 31, 2011 included an increase of $7 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Net operating income for our international mortgage insurance business increased from overall lower losses and taxes, partially offset by higher interest expense.

•

Net operating income for our lifestyle protection insurance business increased attributable to lower new claim registrations from improving economic conditions and a favorable impact from our re-pricing actions taken in 2010, partially offset by reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $16 million and our lifestyle protection insurance business decreased $43 million.

•

The three months ended March 31, 2011 included an increase of $17 million and a decrease of $7 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat. In both Canada and Australia, lower premiums were attributable to seasoning of our in-force blocks of business. This decrease was offset by lower ceded affiliated reinsurance in Australia in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year and ongoing loss mitigation activities.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010 both of which were offset in expenses. These decreases were partially offset by re-pricing actions taken during 2010.

Net investment income

•	Our international mortgage insurance business increased $10 million and our lifestyle protection insurance business increased $1 million.

•

The three months ended March 31, 2011 included an increase of $7 million and a decrease of $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was primarily as a result of higher average invested assets in Canada and Australia.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method as these arrangements were in a gain position.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $3 million and our lifestyle protection insurance business decreased $36 million.

•

The three months ended March 31, 2011 included an increase of $7 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was primarily driven by lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities. Australia was relatively flat as an increase in reserves driven by the economic impact of recent flooding was offset by lower paid claims. Losses in Canada were flat as lower severity from overall economic improvement in the current year was offset by higher new delinquencies in Alberta which have a higher average reserve per delinquency.

•

The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations driven by continued stabilization of economic conditions in Europe.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased $5 million largely attributable to our lifestyle protection insurance business from a decrease in paid commissions related to a decline in new business, partially offset by an increase in profit commissions driven by lower claims. Additionally, there was a favorable commission adjustment in the first quarter of 2010 that was offset in premiums. The three months ended March 31, 2011 included an increase of $2 million and a decrease of $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $5 million and our lifestyle protection insurance business decreased $10 million.

•

The three months ended March 31, 2011 included an increase of $2 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business resulted primarily from an increase related to software and higher amortization of deferred acquisition costs driven by the seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business. Additionally, there was an unfavorable adjustment in the first quarter of 2010 related to the timing of receiving client data that was offset in premiums.

Interest expense

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business decreased $10 million.

•	The three months ended March 31, 2011 included a decrease of $1 million attributable to changes in foreign exchange rates in our lifestyle protection insurance business.

•	The increase in our international mortgage insurance business was related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

•

The decrease in our lifestyle protection insurance business was due to reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a lower loss position in the current year.

Provision for income taxes. The effective tax rate decreased to 22.2% for the three months ended March 31, 2011 from 27.9% for the three months ended March 31, 2010. This decrease in the effective tax rate was primarily attributable to changes in lower taxed foreign income. The three months ended March 31, 2011 included an increase of $4 million and a decrease of $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

International selected operating performance measures

International mortgage insurance

The following table sets forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force	$577,500	$515,500	$62,000	12%
Risk in-force	194,700	172,900	21,800	13%
New insurance written	12,700	13,900	(1,200)	(9)%
Net premiums written	172	163	9	6%
Net earned premiums	262	246	16	7%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three months ended March 31, 2011 and 2010, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written in Canada and Australia, partially offset by cancellations in Australia and loss mitigation activities in Europe during 2010. Primary insurance in-force and risk in-force included increases of $45.8 billion and $15.7 billion, respectively, attributable to changes in foreign exchange rates as of March 31, 2011.

New insurance written

New insurance written was lower primarily driven by decreases in flow new insurance written in Australia due to a smaller mortgage originations market and lower bulk transactions volume in Canada. These decreases were partially offset by higher flow new insurance written in Canada from an estimated increase in our market share and bulk transactions in Australia and Europe in the current year. The three months ended March 31, 2011 included an increase of $1.0 billion attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2011, our unearned premium reserves were $3.1 billion, including an increase of $0.2 billion attributable to changes in foreign exchange rates, compared to $3.1 billion as of March 31, 2010. Excluding the effects of foreign exchange, our unearned premium reserves decreased primarily related to seasoning of our in-force block of business.

Excluding the effects of foreign exchange, net premiums written decreased primarily from lower flow new insurance written in Australia and bulk new insurance written in Canada. Partially offsetting this decrease was higher flow new insurance written in Canada and lower ceded affiliated reinsurance premiums in Australia. The three months ended March 31, 2011 included an increase of $11 million attributable to changes in foreign exchange rates.

Excluding the effects of foreign exchange, net earned premiums were relatively flat. In both Canada and Australia, lower premiums were attributable to seasoning of our in-force block of business. This decrease was offset by lower ceded affiliated reinsurance in Australia in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year and ongoing loss mitigation activities. The three months ended March 31, 2011 included an increase of $17 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2011	2010	2011 vs. 2010
Loss ratio	42%	43%	(1)%
Expense ratio	45%	44%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities. In Australia, the loss ratio increased primarily from an increase in reserves driven by the economic impact of recent flooding.

The increase in the expense ratio was primarily attributable to Australia from lower net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Primary insurance:
Insured loans in-force	2,983,530	2,986,059	2,937,992
Delinquent loans	21,615	21,082	24,015
Percentage of delinquent loans (delinquency rate)	0.72%	0.71%	0.82%

Flow loans in-force	2,477,736	2,468,354	2,442,408
Flow delinquent loans	18,218	17,684	20,931
Percentage of flow delinquent loans (delinquency rate)	0.74%	0.72%	0.86%

Bulk loans in-force	505,794	517,705	495,584
Bulk delinquent loans (1)	3,397	3,398	3,084
Percentage of bulk delinquent loans (delinquency rate)	0.67%	0.66%	0.62%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,374 as of March 31, 2011, 3,376 as of December 31, 2010 and 3,072 as of March 31, 2010.

Flow loans in-force increased primarily from flow new insurance written in Canada during the current year while bulk loans in-force decreased from higher cancellations in Australia. Delinquent loans increased from higher delinquencies in Australia and Europe as a result of the seasoning of our insurance in-force, partially offset by lower delinquencies in Mexico.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$423	$437	$(14)	(3)%
Net earned premiums	215	258	(43)	(17)%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, were relatively flat as our re-pricing initiatives were offset by reduced levels of consumer lending. The three months ended March 31, 2011 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended March 31, 2011, the decrease was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010. The three months ended March 31, 2011 included a decrease of $7 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$142	$142	$—	—%
Net investment income	33	30	3	10%
Net investment gains (losses)	1	4	(3)	(75)%
Insurance and investment product fees and other	1	5	(4)	(80)%

Total revenues	177	181	(4)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	279	196	83	42%
Acquisition and operating expenses, net of deferrals	34	34	—	—%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	317	233	84	36%

Loss before income taxes	(140)	(52)	(88)	(169)%
Benefit for income taxes	(59)	(19)	(40)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(81)	(33)	(48)	(145)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	(3)	3	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(81)	$(36)	$(45)	(125)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was as a result of lower benefits from loss mitigation activities and an increase in the aging of existing delinquencies, partially offset by lower new delinquencies.

Revenues

Premiums remained flat as lower premium refunds related to rescission activity were offset by both lower average primary insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement.

Net investment income increased primarily related to a preferred stock dividend in the current year, partially offset by lower invested assets.

The decrease in net investment gains was primarily driven by lower gains on the sale of investments from portfolio repositioning activities.

Insurance and investment product fees and other income decreased from the commutation of a captive trust in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $258 million and a decrease in net paid claims of $175 million. This included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million in the first quarter of 2010. Excluding the settlement in the prior year, the increase in incurred losses in the current year was driven by lower benefits from loss mitigation activities and an increase in the aging of existing delinquencies, partially offset by lower new delinquencies. The increase in paid claims was attributable to higher claim counts offset by a decrease in average claim payments reflecting lower loan balances.

Benefit for income taxes. The effective tax rate increased to 42.1% for the three months ended March 31, 2011 from 36.5% for the three months ended March 31, 2010. This increase in the effective tax rate was primarily attributable to changes in tax favored investment income and a state income tax adjustment in the prior year that did not recur.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force	$123,300	$134,800	$(11,500)	(9)%
Risk in-force	28,800	31,100	(2,300)	(7)%
New insurance written	2,400	1,700	700	41%
Net premiums written	142	142	—	—%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions. This decrease was partially offset by an increase in new insurance written from an increase in the overall mortgage insurance market. In addition, risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards as well as a weak housing market and reduced mortgage credit liquidity. Flow persistency was 86% for the three months ended March 31, 2011 and 2010.

New insurance written

New insurance written increased during the three months ended March 31, 2011 primarily driven by an increase in the overall mortgage insurance market, partially offset by a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and mortgage lender underwriting standards.

Net premiums written

Net premiums written remained flat as lower reinsurance premiums were offset by higher new insurance written as a result of an increase in the overall mortgage insurance market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2011	2010	2011 vs. 2010
Loss ratio	197%	138%	59%
Expense ratio	27%	26%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The three months ended March 31, 2010 included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million. Excluding the settlement in the first quarter of 2010, the loss ratio for the three months ended March 31, 2010 would have been 141%. The increase in the loss ratio was primarily attributable to an increase in change in reserves largely driven by lower benefits from loss mitigation activities and an increase in the aging of existing delinquencies, partially offset by lower new delinquencies. In addition, the loss ratio increased as net paid claims increased from higher claim counts, partially offset by a decrease in average claim payments reflecting lower loan balances.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Primary insurance:
Insured loans in-force	763,439	781,024	840,618
Delinquent loans	89,018	95,395	107,104
Percentage of delinquent loans (delinquency rate)	11.66%	12.21%	12.74%

Flow loans in-force	673,276	687,964	735,564
Flow delinquent loans	85,758	92,225	102,389
Percentage of flow delinquent loans (delinquency rate)	12.74%	13.41%	13.92%

Bulk loans in-force	90,163	93,060	105,054
Bulk delinquent loans (1)	3,260	3,170	4,715
Percentage of bulk delinquent loans (delinquency rate)	3.62%	3.41%	4.49%

A minus and sub-prime loans in-force	75,421	77,822	86,185
A minus and sub-prime delinquent loans	20,656	22,827	26,387
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	27.39%	29.33%	30.62%

Pool insurance:
Insured loans in-force	17,421	17,880	19,907
Delinquent loans	913	989	783
Percentage of delinquent loans (delinquency rate)	5.24%	5.53%	3.93%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,814 as of March 31, 2011, 1,713 as of December 31, 2010 and 2,155 as of March 31, 2010.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its housing markets. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies.

Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the United States and the ten largest states by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

			Delinquency rate
	Percent of primary risk in-force as of March 31, 2011	Percent of total reserves as of March 31, 2011 (1)	March 31, 2011	December 31, 2010	March 31, 2010
By Region:
Southeast (2)	22%	34%	16.26%	16.79%	17.28%
South Central (3)	16	13	10.01%	11.00%	11.81%
Northeast (4)	14	11	11.44%	11.66%	11.13%
North Central (5)	12	12	11.06%	11.51%	11.66%
Pacific (6)	11	14	13.64%	14.39%	16.66%
Great Lakes (7)	9	7	8.44%	8.92%	9.47%
Plains (8)	6	3	7.73%	8.14%	7.72%
New England (9)	5	3	10.43%	10.71%	11.67%
Mid-Atlantic (10)	5	3	10.09%	10.67%	11.85%

Total	100%	100%	11.66%	12.21%	12.74%

(1)	Total reserves were $2,220 million as of March 31, 2011.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

			Delinquency rate
	Percent of primary risk in-force as of March 31, 2011	Percent of total reserves as of March 31, 2011 (1)	March 31, 2011	December 31, 2010	March 31, 2010
By State:
Florida	7%	23%	28.09%	28.31%	29.07%
Texas	7%	3%	7.63%	8.71%	9.10%
New York	7%	4%	9.59%	9.76%	9.12%
California	5%	7%	12.89%	13.99%	17.72%
Illinois	5%	8%	15.44%	15.79%	16.09%
Georgia	4%	4%	15.12%	16.16%	17.40%
North Carolina	4%	2%	10.73%	11.23%	11.50%
New Jersey	4%	4%	17.53%	17.30%	16.68%
Pennsylvania	4%	2%	10.32%	10.94%	10.66%
Ohio	3%	2%	7.97%	8.19%	8.11%

(1)	Total reserves were $2,220 million as of March 31, 2011.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2011:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2000 and prior	7.86%	0.8%	$1,995	1.6%	$512	1.8%
2001	7.56%	0.5	1,037	0.8	261	0.9
2002	6.64%	1.0	2,559	2.1	629	2.2
2003	5.65%	2.3	10,225	8.3	1,762	6.2
2004	5.88%	2.6	6,245	5.1	1,416	5.0
2005	5.98%	13.5	10,088	8.2	2,589	9.1
2006	6.49%	22.4	13,590	11.0	3,316	11.6
2007	6.57%	48.8	29,931	24.3	7,377	25.8
2008	6.16%	7.9	27,807	22.5	6,894	24.1
2009	5.08%	0.1	8,254	6.7	1,421	5.0
2010	4.66%	0.1	9,248	7.5	1,901	6.7
2011	4.50%	—	2,343	1.9	465	1.6

Total portfolio	6.10%	100.0%	$123,322	100.0%	$28,543	100.0%

(1)	Total reserves were $2,220 million as of March 31, 2011.

Corporate and Other

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$—	$—	$—	—%
Net investment income	26	9	17	189%
Net investment gains (losses)	(7)	(16)	9	56%
Insurance and investment product fees and other	2	3	(1)	(33)%

Total revenues	21	(4)	25	NM (1)

Benefits and expenses:
Interest credited	33	39	(6)	(15)%
Acquisition and operating expenses, net of deferrals	(5)	8	(13)	(163)%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%
Interest expense	82	70	12	17%

Total benefits and expenses	113	121	(8)	(7)%

Loss before income taxes	(92)	(125)	33	26%
Benefit for income taxes	(16)	(157)	141	90%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(76)	32	(108)	NM (1)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	4	11	(7)	(64)%
Net tax benefit related to separation from our former parent	—	(106)	106	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(72)	$(63)	$(9)	(14)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a higher net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of lower tax benefits and higher interest expense, partially offset by an increase in net investment income and higher allocated expenses.

Revenues

Higher investment income was primarily driven by the improved performance of limited partnership investments accounted for under the equity method. Net investment income included $1 million of gains related to limited partnerships in the first quarter of 2011 compared to $21 million of losses related to limited partnerships in the first quarter of 2010. The increase was partially offset by a decline in average invested assets.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Operating expenses decreased as a result of higher allocated expenses to the operating segments in the current year.

Interest expense increased related to the debt issuances in the second half of 2010.

The decrease in the income tax benefit was primarily related to changes in uncertain tax benefits in the prior year related to separation from our former parent.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2011		2010		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$670	4.9%	$626	0.1%	$44
Fixed maturity securities—non-taxable	4.2%	11	4.3%	16	(0.1)%	(5)
Commercial mortgage loans	5.5%	92	5.8%	104	(0.3)%	(12)
Restricted commercial mortgage loans related to securitization entities	7.6%	10	7.3%	10	0.3%	—
Equity securities	3.2%	3	6.6%	2	(3.4)%	1
Other invested assets	10.1%	34	(0.7)%	(2)	10.8%	36
Restricted other invested assets related to securitization entities	0.3%	—	1.0%	1	(0.7)%	(1)
Policy loans	8.0%	29	7.7%	27	0.3%	2
Cash, cash equivalents and short-term investments	0.7%	6	0.4%	5	0.3%	1

Gross investment income before expenses and fees	5.0%	855	4.6%	789	0.4%	66
Expenses and fees	(0.2)%	(25)	(0.2)%	(24)	—%	(1)

Net investment income	4.8%	$830	4.4%	$765	0.4%	$65

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2011, the increase in overall weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and the reinvestment of cash balances. Net investment income for the three months ended March 31, 2011 included $4 million of gains related to limited partnerships as compared to $34 million of losses related to limited partnerships for the three months ended March 31, 2010.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2011	2010
Available-for-sale securities:
Realized gains	$29	$23
Realized losses	(31)	(38)

Net realized gains (losses) on available-for-sale securities	(2)	(15)

Impairments:
Total other-than-temporary impairments	(31)	(77)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(5)	(3)

Net other-than-temporary impairments	(36)	(80)

Trading securities	11	6
Commercial mortgage loans	(1)	(4)
Net gains (losses) related to securitization entities	10	11
Derivative instruments	(10)	(8)
Other	—	20

Net investment gains (losses)	$(28)	$(70)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

•

We recorded $36 million of net other-than-temporary impairments for the three months ended March 31, 2011 as compared to $80 million for the three months ended March 31, 2010. Of total impairments for the three months ended March 31, 2011 and 2010, $21 million and $62 million, respectively, related to structured securities, including $15 million and $36 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million and $5 million for the three months ended March 31, 2011 and 2010, respectively. We also recorded impairments of $6 million related to financial hybrid securities and $7 million related to limited partnership investments during the three months ended March 31, 2010.

•

Net investment losses related to derivatives of $10 million in the first quarter of 2011 were primarily related to $8 million of losses associated with derivative instruments used to hedge foreign currency risk, $4 million of losses from the change in the value of derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of the embedded derivative liabilities and $2 million of losses due to hedge ineffectiveness. These losses were partially offset by $3 million of gains from credit default swaps due to narrowing credit spreads and $1 million of gains related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position. Net investment losses related to derivatives of $8 million in the first quarter of 2010 were primarily related to $14 million of losses in derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of the embedded derivative liabilities and $3 million of losses from foreign currency options. These losses were partially offset by $5 million of gains from credit default swaps utilized to improve our diversification and portfolio yield and $5 million of gains in non-qualified interest rate swaps.

•

Net losses related to the sale of available-for-sale securities were $2 million in the first quarter of 2011 compared to $15 million in the first quarter of 2010. We also recorded $16 million from the recovery of a counterparty receivable in the first quarter of 2010.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2011 and 2010 was $397 million from the sale of 74 securities and $558 million from the sale of 128 securities, respectively, which was approximately 94% of book value for both 2011 and 2010. The loss on sales of securities in the three months ended March 31, 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. However, in certain circumstances, events may occur that change our intent to hold specific securities and thus result in our disposition of the security at a loss. Examples of these events include unforeseen issuer-specific events or conditions and shifts in risk or uncertainty of certain securities. Of the securities that were sold at a loss during the three months ended March 31, 2011, the average period of time those securities had been continuously in an unrealized loss position was approximately 13 months. The securities sold at a loss in the first quarter of 2011 included two U.S. corporate securities that were sold for a total loss of $11 million related to portfolio repositioning activities. Of the securities that were sold at a loss during the three months ended March 31, 2010, the average period of time those securities had been continuously in an unrealized loss position was approximately 16 months. The securities sold at a loss in the first quarter of 2010 included one non-U.S. government security that was sold for a total loss of $7 million related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$42,385	59%	$42,526	59%
Private	12,613	18	12,657	18
Commercial mortgage loans	6,600	9	6,718	9
Other invested assets	3,752	5	3,854	5
Policy loans	1,480	2	1,471	2
Restricted commercial mortgage loans related to securitization entities	485	1	507	1
Restricted other invested assets related to securitization entities	376	1	372	1
Equity securities, available-for-sale	355	—	332	1
Cash and cash equivalents	3,742	5	3,132	4

Total cash, cash equivalents and invested assets	$71,788	100%	$71,569	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2011, approximately 3% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,352	$102	$—	$(40)	$—	$3,414
Tax-exempt	1,029	16	—	(117)	—	928
Government—non-U.S.	2,267	99	—	(7)	—	2,359
U.S. corporate	23,069	1,062	12	(390)	—	23,753
Corporate—non-U.S.	13,655	454	—	(163)	(9)	13,937
Residential mortgage-backed (1)	4,897	134	20	(270)	(181)	4,600
Commercial mortgage-backed	3,841	120	3	(172)	(36)	3,756
Other asset-backed (1)	2,324	19	—	(90)	(2)	2,251

Total fixed maturity securities	54,434	2,006	35	(1,249)	(228)	54,998
Equity securities	334	24	—	(3)	—	355

Total available-for-sale securities	$54,768	$2,030	$35	$(1,252)	$(228)	$55,353

(1)	Fair value included $457 million collateralized by sub-prime residential mortgage loans and $344 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities decreased $185 million as maturities exceeded purchases during the period.

The majority of our unrealized losses were related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $131 million and $128 million as of March 31, 2011 and December 31, 2010, respectively.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2011
(Dollar amounts in millions)	Total loan balance (1)	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (2)
Loan Year
2004 and prior	$2,103	$35	886	8	50%
2005	1,440	3	310	1	64%
2006	1,397	—	281	—	72%
2007	1,293	—	191	—	77%
2008	281	11	58	2	77%
2009	—	—	—	—	—%
2010	103	—	17	—	64%
2011	38	—	9	—	70%

Total	$6,655	$49	1,752	11	65%

(1)	Excludes $1 million of net premium discount on commercial mortgage loans acquired from third parties.
(2)	Represents loan-to-value as of March 31, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total loan balance (1)	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (2)
Loan Year
2004 and prior	$2,169	$21	908	6	51%
2005	1,458	—	312	—	65%
2006	1,418	9	283	1	73%
2007	1,345	9	193	2	79%
2008	282	11	58	2	77%
2009	—	—	—	—	—%
2010	104	—	17	—	58%

Total	$6,776	$50	1,771	11	65%

(1)	Excludes $4 million of net premium discount on commercial mortgage loans acquired from third parties.
(2)	Represents loan-to-value as of December 31, 2010.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the period ended March 31:

(Amounts in millions)	2011
Allowance for credit losses:
Beginning balance	$59
Charge-offs	(1)
Recoveries	—
Provision	—

Ending balance	$58

Ending allowance for individually impaired loans	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$58

Principal balance:
Ending balance	$6,654

Ending balance of individually impaired loans	$14

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,640

The following table presents the activity in the allowance for losses for the period ended March 31:

(Amounts in millions)	2010
Beginning balance	$48
Provision	4
Release	—

Ending balance	$52

The charge-offs during 2011 were related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	March 31, 2011
(Dollar amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$487	$—	198	—	42%

Total	$487	$—	198	—	42%

(1)	Represents loan-to-value as of March 31, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total loan balance	Delinquent loan balance	Number of loans	Number of delinquent loans	Average loan- to-value (1)
Loan Year
2004 and prior	$509	$—	202	—	43%

Total	$509	$—	202	—	43%

(1)	Represents loan-to-value as of December 31, 2010.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$901	24%	$1,047	27%
Securities lending collateral	811	22	772	20
Derivatives counterparty collateral	745	20	794	21
Trading securities	667	18	677	18
Limited partnerships	339	9	340	9
Short-term investments	198	5	139	3
Other investments	91	2	85	2

Total other invested assets	$3,752	100%	$3,854	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result of an increase in long-term interest rates. Securities lending collateral increased primarily from increased program demand. The increase in short-term investments was attributable to purchases during the first quarter of 2011.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	March 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$995	$(3)	$13,347
Inflation indexed swaps	Notional	525	9	—	534
Foreign currency swaps	Notional	491	—	—	491

Total cash flow hedges		13,371	1,004	(3)	14,372

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(326)	1,438
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(326)	1,523

Total derivatives designated as hedges		15,220	1,004	(329)	15,895

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	35	(1,275)	6,441
Equity return swaps	Notional	208	7	—	215
Interest rate swaps related to securitization entities	Notional	129	—	(3)	126
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(100)	1,210
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	288	(451)	581
Financial futures	Notional	3,937	1,372	(1,806)	3,503
Other foreign currency contracts	Notional	521	185	—	706
Reinsurance embedded derivatives	Notional	72	12	—	84

Total derivatives not designated as hedges		15,004	2,014	(3,835)	13,183

Total derivatives		$30,224	$3,018	$(4,164)	$29,078

(Number of policies)	Measurement	December 31, 2010	Additions	Terminations	March 31, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	675	(654)	49,587

The decrease in the notional value of derivatives was primarily attributable to a $1.1 billion notional decrease in interest rate swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $0.6 billion notional decrease in interest rate swaps and financial futures used to hedge liabilities related to our institutional products and a $0.5 billion notional decrease in derivatives used to hedge our variable annuity products with GMWBs. These decreases were partially offset by a $1.0 billion notional increase in cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products.

Consolidated Balance Sheets

Total assets. Total assets increased $0.5 billion from $112.4 billion as of December 31, 2010 to $112.9 billion as of March 31, 2011.

•

Cash, cash equivalents and invested assets increased $0.2 billion primarily from an increase of $0.6 billion in cash and cash equivalents, partially offset by a decrease of $0.4 billion in invested assets. The increase in cash was primarily attributable to our debt issuance in March 2011. Our fixed maturity securities portfolio decreased $0.2 billion resulting primarily from maturities exceeding purchases during the first quarter of 2011. Commercial mortgage loans decreased $0.1 billion as collections exceeded originations during the first quarter of 2011. Other invested assets decreased $0.1 billion primarily driven by a decrease in derivatives and derivatives counterparty collateral, partially offset by an increase in our securities lending program and short-term investments.

•	Separate account assets increased $0.1 billion primarily as a result of favorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $0.3 billion from $97.4 billion as of December 31, 2010 to $97.7 billion as of March 31, 2011.

•

Our policyholder-related liabilities decreased $0.4 billion largely attributable to a decrease in our spread-based products from benefit payments and scheduled maturities of our institutional products. These decreases were partially offset by an increase in our long-term care insurance business from growth of our in-force block.

•	Other liabilities increased $0.1 billion primarily as a result of the timing of payments and an increase in our securities lending program, partially offset by a decrease in our repurchase program.

•	Long-term borrowings increased $0.4 billion principally from the issuance of senior notes in March 2011.

•	Separate account liabilities increased $0.1 billion primarily as a result of favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity increased $0.2 billion from $15.0 billion as of December 31, 2010 to $15.2 billion as of March 31, 2011.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $0.1 billion for the three months ended March 31, 2011.

•

Accumulated other comprehensive income increased $0.1 billion predominately attributable to the weakening of the U.S. dollar against other currencies resulting in higher foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2011	2010
Net cash from operating activities	$336	$130
Net cash from investing activities	496	(1,174)
Net cash from financing activities	(221)	(487)

Net increase (decrease) in cash before foreign exchange effect	$611	$(1,531)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash inflows from operating activities in the first quarter of 2011 compared to the first quarter of 2010 was primarily as a result of lower tax settlements in the first quarter of 2011 and an increase from policy-related balances associated with the timing of payments.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash inflows from investing activities in the first quarter of 2011 as proceeds from maturities and sales of fixed maturity securities exceeded purchases of investments.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had net cash outflows from financing activities in the first quarter of 2011 related to redemptions of our investment contracts primarily from scheduled maturities and surrenders which exceeded deposits received on these contracts. Net cash from financing activities increased related to net proceeds received from the issuance of senior notes during the first quarter of 2011.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% in the United States and 105% in Canada of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. We are currently indemnified against counterparty credit risk by the intermediary. As of March 31, 2011 and December 31, 2010, the fair value of securities loaned under the securities lending program was $0.8 billion, consisting of $0.5 billion in the United States and $0.3 billion in Canada. As of March 31, 2011 and December 31, 2010, the fair value of collateral held under the securities lending program was $0.8 billion and the offsetting obligation to return collateral of $0.8 billion was included in other liabilities in the consolidated balance sheets. We had non-cash collateral of $0.3 billion as of March 31, 2011 and December 31, 2010.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2011 and December 31, 2010, the fair value of securities pledged under the repurchase program was $1.6 billion and $1.7 billion, respectively, and the repurchase obligation of $1.6 billion and $1.7 billion, respectively, was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay stockholder dividends and to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness. Other principal sources of cash include proceeds from the issuance of debt and equity securities, including borrowings pursuant to our credit facilities, and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common and preferred stock, amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock, and, potentially, acquisitions.

Our holding company had $1,140 million and $813 million of cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively. Our holding company also had $200 million in highly liquid U.S. government bonds as of March 31, 2011 and December 31, 2010.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2011, our total cash, cash equivalents and invested assets were $71.8 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2011.

As of March 31, 2011, we had approximately $444 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin and we have access to $1.9 billion under these facilities. As of March 31, 2011, we had no borrowings under these facilities; however, we utilized $280 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries.

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“2021 Notes”). The 2021 Notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the 2021 Notes were used for general corporate purposes.

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

Genworth MI Canada Inc., our majority-owned subsidiary, plans to repurchase approximately CAD$160 million of its existing common shares, with the amount and timing subject to market conditions and customary approvals. We expect to receive approximately CAD$82 million after-tax in net proceeds, with no percentage change in ownership.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2010 Annual Report on Form 10-K filed on February 25, 2011, except as discussed above under “—Capital resources and financing activities.” However, we announced in March 2011 that we intend to redeem all outstanding shares of our Series A Preferred Stock on June 1, 2011, in accordance with their terms.

Securitization Entities

There were no off-balance sheet securitization transactions in the three months ended March 31, 2011 or 2010.

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

Credit markets continued to show signs of improvement across most asset classes in the first quarter of 2011. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2011, the currencies in Canada and Australia strengthened against the U.S. dollar, while in Europe, the currencies weakened against the U.S. dollar, as compared to the first quarter of 2010 and remained relatively flat from the fourth quarter of 2010. This has generally resulted in higher levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2011

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there were no material developments during the three months ended March 31, 2011 in any of the legal proceedings identified in Part I, Item 3 of our 2010 Annual Report on Form 10-K. In addition, there were no new material legal proceedings during the three months ended March 31, 2011.

As previously disclosed, in December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al, in the United States District Court for the Eastern District of New York. In response to our motion to dismiss the complaint in its entirety, the Court granted on March 30, 2011 the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. We continue to vigorously defend this action.

As previously disclosed, we and one of our mortgage insurance subsidiaries were named in a putative class action lawsuit filed in November 2010 captioned Archie Moses and Violet M. Moses v. SunTrust Banks, Inc., et al, in the United States District Court for the District of Columbia. On March 10, 2011, plaintiffs voluntarily dismissed the action without prejudice as to Genworth Financial, Inc. and our mortgage insurance subsidiary.

We cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2010 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2011, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 6.	Exhibits

10	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Patrick B. Kelleher

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Patrick B. Kelleher

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 4, 2011

	By:	/S/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)