Form 10-Q
period 2011-06-30
GENWORTH FINANCIAL INC
filed 2011-08-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, 490,716,493 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Premiums	$1,455	$1,470	$2,892	$2,940
Net investment income	881	823	1,711	1,588
Net investment gains (losses)	(40)	(139)	(68)	(209)
Insurance and investment product fees and other	359	256	688	512

Total revenues	2,655	2,410	5,223	4,831

Benefits and expenses:
Benefits and other changes in policy reserves	1,672	1,340	3,081	2,655
Interest credited	204	211	405	424
Acquisition and operating expenses, net of deferrals	514	499	1,014	974
Amortization of deferred acquisition costs and intangibles	197	179	382	363
Interest expense	134	109	261	224

Total benefits and expenses	2,721	2,338	5,143	4,640

Income (loss) before income taxes	(66)	72	80	191
Provision (benefit) for income taxes	(6)	(5)	24	(98)

Net income (loss)	(60)	77	56	289
Less: net income attributable to noncontrolling interests	36	35	70	69

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(96)	$42	$(14)	$220

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.20)	$0.09	$(0.03)	$0.45

Diluted	$(0.20)	$0.08	$(0.03)	$0.45

Weighted-average common shares outstanding:
Basic	490.6	489.1	490.4	489.0

Diluted	490.6	494.2	490.4	493.9

Supplemental disclosures:
Total other-than-temporary impairments	$(28)	$(24)	$(59)	$(101)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	2	(27)	(3)	(30)

Net other-than-temporary impairments	(26)	(51)	(62)	(131)
Other investment gains (losses)	(14)	(88)	(6)	(78)

Total net investment gains (losses)	$(40)	$(139)	$(68)	$(209)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$56,221	$55,183
Equity securities available-for-sale, at fair value	374	332
Commercial mortgage loans	6,432	6,718
Restricted commercial mortgage loans related to securitization entities	457	507
Policy loans	1,542	1,471
Other invested assets	3,301	3,854
Restricted other invested assets related to securitization entities ($378 and $370 at fair value)	379	372

Total investments	68,706	68,437
Cash and cash equivalents	2,831	3,132
Accrued investment income	693	733
Deferred acquisition costs	7,362	7,256
Intangible assets	692	741
Goodwill	1,333	1,329
Reinsurance recoverable	16,999	17,191
Other assets	988	810
Deferred tax asset	1,291	1,100
Separate account assets	11,452	11,666

Total assets	$112,347	$112,395

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$31,177	$30,717
Policyholder account balances	26,115	26,978
Liability for policy and contract claims	7,327	6,933
Unearned premiums	4,563	4,541
Other liabilities ($145 and $150 other liabilities related to securitization entities)	5,637	6,085
Borrowings related to securitization entities ($58 and $51 at fair value)	452	494
Non-recourse funding obligations	3,374	3,437
Long-term borrowings	4,755	4,952
Deferred tax liability	1,937	1,621
Separate account liabilities	11,452	11,666

Total liabilities	96,789	97,424

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 579 million and 578 million shares issued as of June 30, 2011 and December 31, 2010, respectively; 491 million and 490 million shares outstanding as of June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	12,110	12,095

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	352	21
Net unrealized gains (losses) on other-than-temporarily impaired securities	(116)	(121)

Net unrealized investment gains (losses)	236	(100)

Derivatives qualifying as hedges	943	924
Foreign currency translation and other adjustments	883	668

Total accumulated other comprehensive income (loss)	2,062	1,492
Retained earnings	2,959	2,973
Treasury stock, at cost (88 million shares as of June 30, 2011 and December 31, 2010)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,432	13,861
Noncontrolling interests	1,126	1,110

Total stockholders’ equity	15,558	14,971

Total liabilities and stockholders’ equity	$112,347	$112,395

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income (loss)	—	—	—	(14)	—	(14)	70	56
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	331	—	—	331	5	336
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	5	—	—	5	—	5
Derivatives qualifying as hedges	—	—	19	—	—	19	—	19
Foreign currency translation and other adjustments	—	—	215	—	—	215	36	251

Total comprehensive income (loss)								667
Dividends to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	—	15

Balances as of June 30, 2011	$1	$12,110	$2,062	$2,959	$(2,700)	$14,432	$1,126	$15,558

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	91	(104)	—	(13)	—	(13)
Comprehensive income (loss):
Net income	—	—	—	220	—	220	69	289
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,268	—	—	1,268	9	1,277
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	68	—	—	68	—	68
Derivatives qualifying as hedges	—	—	360	—	—	360	—	360
Foreign currency translation and other adjustments	—	—	(292)	—	—	(292)	(15)	(307)

Total comprehensive income (loss)								1,687
Dividends to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense and exercises and other	—	24	—	—	—	24	—	24
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of June 30, 2010	$1	$12,078	$1,331	$3,221	$(2,700)	$13,931	$1,116	$15,047

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$56	$289
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(53)	5
Net investment losses (gains)	68	209
Charges assessed to policyholders	(327)	(233)
Acquisition costs deferred	(449)	(392)
Amortization of deferred acquisition costs and intangibles	382	363
Deferred income taxes	(85)	(173)
Net increase in trading securities, held-for-sale investments and derivative instruments	79	119
Stock-based compensation expense	16	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(83)	24
Insurance reserves	1,281	1,208
Current tax liabilities	5	(211)
Other liabilities and other policy-related balances	(48)	(674)

Net cash from operating activities	842	557

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,069	2,057
Commercial mortgage loans	411	263
Restricted commercial mortgage loans related to securitization entities	49	27
Proceeds from sales of investments:
Fixed maturity and equity securities	1,893	2,393
Purchases and originations of investments:
Fixed maturity and equity securities	(5,183)	(6,867)
Commercial mortgage loans	(142)	(23)
Other invested assets, net	(28)	1,491
Policy loans, net	(71)	(64)
Payments for businesses purchased, net of cash acquired	(4)	—

Net cash from investing activities	(6)	(723)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,221	1,174
Withdrawals from universal life and investment contracts	(2,123)	(1,734)
Short-term borrowings and other, net	137	(285)
Redemption and repurchase of non-recourse funding obligations	(45)	(6)
Proceeds from the issuance of long-term debt	545	660
Repayment and repurchase of long-term debt	(760)	—
Repayment of borrowings related to securitization entities	(49)	(31)
Repurchase of subsidiary shares	(71)	—
Dividends paid to noncontrolling interests	(24)	(21)

Net cash from financing activities	(1,169)	(243)
Effect of exchange rate changes on cash and cash equivalents	32	(7)

Net change in cash and cash equivalents	(301)	(416)
Cash and cash equivalents at beginning of period	3,132	5,002

Cash and cash equivalents at end of period	$2,831	$4,586

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

We have the following three operating segments:

•	Retirement and Protection. We offer and/or manage a variety of protection, wealth management and retirement income products. Our primary insurance products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services and fixed deferred and immediate individual annuities. We previously offered variable deferred annuities and group variable annuities offered through retirement plans.

•	International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. We are a leading provider of protection coverages primarily associated with certain financial obligations (referred to as lifestyle protection) in multiple European countries. These lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage capital and risk.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance requiring presentation of the components of net income (loss), the components of other comprehensive income (loss) (“OCI”) and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This new accounting guidance is effective for us on January 1, 2012. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial results.

In May 2011, the FASB issued new accounting guidance for fair value measurements. This new accounting guidance clarifies existing fair value measurement requirements and changes certain fair value measurement principles and disclosure requirements that will be effective for us on January 1, 2012. We have not yet determined the impact this accounting guidance will have on our consolidated financial statements.

In April 2011, the FASB issued new accounting guidance for troubled debt restructurings. This new accounting guidance and related disclosures will be effective for us on July 1, 2011. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued new accounting guidance for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes the requirement to consider a transferor’s ability to fulfill its contractual rights from the criteria when determining effective control and is effective, for us, prospectively to any transactions occurring on or after January 1, 2012. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

In October 2010, the FASB issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new accounting guidance will be effective for us on January 1, 2012. When adopted, we expect to defer fewer costs. The new guidance is effective prospectively with

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

retrospective adoption allowed. We intend to adopt this new guidance retrospectively. We have not yet determined the impact this accounting guidance will have on our consolidated financial statements.

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Net income (loss)	$(60)	$77	$56	$289
Less: net income attributable to noncontrolling interests	36	35	70	69

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(96)	$42	$(14)	$220

Basic per common share:
Net income (loss)	$(0.12)	$0.16	$0.11	$0.59
Less: net income attributable to noncontrolling interests	0.07	0.07	0.14	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$(0.20)	$0.09	$(0.03)	$0.45

Diluted per common share:
Net income (loss)	$(0.12)	$0.16	$0.11	$0.59
Less: net income attributable to noncontrolling interests	0.07	0.07	0.14	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$(0.20)	$0.08	$(0.03)	$0.45

Weighted-average shares used in basic earnings per common share calculations	490.6	489.1	490.4	489.0
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	5.1	—	4.9

Weighted-average shares used in diluted earnings per common share calculations (2)	490.6	494.2	490.4	493.9

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss available to Genworth Financial, Inc.’s common stockholders for the three and six months ended June 30, 2011, we were required to use basic weighted-average common shares outstanding in the calculation for the three and six months ended June 30, 2011 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 3.7 million and 4.0 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss available to Genworth Financial, Inc.’s common stockholders for the three and six months ended June 30, 2011, dilutive potential common shares would have been 494.3 million and 494.4 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Fixed maturity securities—taxable	$693	$646	$1,363	$1,272
Fixed maturity securities—non-taxable	10	16	21	32
Commercial mortgage loans	92	99	184	203
Restricted commercial mortgage loans related to securitization entities	9	10	19	20
Equity securities	10	5	13	7
Other invested assets	55	39	89	37
Restricted other invested assets related to securitization entities	—	—	—	1
Policy loans	30	28	59	55
Cash, cash equivalents and short-term investments	6	4	12	9

Gross investment income before expenses and fees	905	847	1,760	1,636
Expenses and fees	(24)	(24)	(49)	(48)

Net investment income	$881	$823	$1,711	$1,588

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Available-for-sale securities:
Realized gains	$25	$53	$54	$76
Realized losses	(34)	(36)	(65)	(74)

Net realized gains (losses) on available-for-sale securities	(9)	17	(11)	2

Impairments:
Total other-than-temporary impairments	(28)	(24)	(59)	(101)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	2	(27)	(3)	(30)

Net other-than-temporary impairments	(26)	(51)	(62)	(131)

Trading securities	14	(4)	25	2
Commercial mortgage loans	2	(18)	1	(22)
Net gains (losses) related to securitization entities	(5)	(47)	5	(36)
Derivative instruments (1)	(15)	(38)	(25)	(46)
Other	(1)	2	(1)	22

Net investment gains (losses)	$(40)	$(139)	$(68)	$(209)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2011 and 2010 was $294 million and $858 million, respectively, which was approximately 91% and 96%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2011 and 2010 was $691 million and $1,416 million, respectively, which was approximately 93% and 95%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of or for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Beginning balance	$755	$1,025	$784	$1,059
Additions:
Other-than-temporary impairments not previously recognized	1	11	4	31
Increases related to other-than-temporary impairments previously recognized	17	32	48	78
Reductions:
Securities sold, paid down or disposed	(47)	(90)	(110)	(190)

Ending balance	$726	$978	$726	$978

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2011	December 31, 2010
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$1,141	$511
Equity securities	21	9
Other invested assets	(24)	(22)

Subtotal	1,138	498
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(694)	(583)
Income taxes, net	(153)	35

Net unrealized investment gains (losses)	291	(50)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	55	50

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$236	$(100)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2011	2010
Beginning balance	$(37)	$(860)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	555	1,498
Adjustment to deferred acquisition costs	(36)	(80)
Adjustment to present value of future profits	(15)	(51)
Adjustment to sales inducements	(3)	(10)
Adjustment to benefit reserves	(94)	—
Provision for income taxes	(142)	(480)

Change in unrealized gains (losses) on investment securities	265	877
Reclassification adjustments to net investment (gains) losses, net of taxes of $(13) and $(11)	22	22

Change in net unrealized investment gains (losses)	287	899
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	14	10

Ending balance	$236	$29

	As of or for the six months ended June 30,
(Amounts in millions)	2011	2010
Beginning balance	$(100)	$(1,398)
Cumulative effect of change in accounting	—	91
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	567	2,261
Adjustment to deferred acquisition costs	(57)	(193)
Adjustment to present value of future profits	(16)	(81)
Adjustment to sales inducements	(7)	(26)
Adjustment to benefit reserves	(31)	—
Provision for income taxes	(162)	(700)

Change in unrealized gains (losses) on investment securities	294	1,261
Reclassification adjustments to net investment (gains) losses, net of taxes of $(26) and $(45)	47	84

Change in net unrealized investment gains (losses)	341	1,436
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	5	9

Ending balance	$236	$29

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,548	$153	$—	$(19)	$—	$3,682
Tax-exempt	940	19	—	(94)	—	865
Government—non-U.S.	2,265	128	—	(4)	—	2,389
U.S. corporate	23,081	1,260	13	(307)	—	24,047
Corporate—non-U.S.	14,038	530	—	(139)	(1)	14,428
Residential mortgage-backed	5,252	174	15	(268)	(190)	4,983
Commercial mortgage-backed	3,767	135	6	(153)	(34)	3,721
Other asset-backed	2,172	22	—	(86)	(2)	2,106

Total fixed maturity securities	55,063	2,421	34	(1,070)	(227)	56,221
Equity securities	352	25	—	(3)	—	374

Total available-for-sale securities	$55,415	$2,446	$34	$(1,073)	$(227)	$56,595

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2011:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,002	$(19)	43	$—	$—	—	$1,002	$(19)	43
Tax-exempt	114	(3)	31	253	(91)	88	367	(94)	119
Government—non-U.S.	189	(3)	58	11	(1)	5	200	(4)	63
U.S. corporate	2,933	(94)	337	1,712	(213)	150	4,645	(307)	487
Corporate—non-U.S.	1,896	(65)	276	854	(75)	78	2,750	(140)	354
Residential mortgage-backed	450	(19)	92	884	(439)	373	1,334	(458)	465
Commercial mortgage-backed	361	(17)	51	1,034	(170)	180	1,395	(187)	231
Other asset-backed	113	(5)	20	343	(83)	39	456	(88)	59

Subtotal, fixed maturity securities	7,058	(225)	908	5,091	(1,072)	913	12,149	(1,297)	1,821
Equity securities	83	(2)	54	10	(1)	10	93	(3)	64

Total for securities in an unrealized loss position	$7,141	$(227)	962	$5,101	$(1,073)	923	$12,242	$(1,300)	1,885

% Below cost—fixed maturity securities:
<20% Below cost	$6,969	$(190)	883	$3,966	$(354)	544	$10,935	$(544)	1,427
20%-50% Below cost	89	(34)	20	986	(432)	249	1,075	(466)	269
>50% Below cost	—	(1)	5	139	(286)	120	139	(287)	125

Total fixed maturity securities	7,058	(225)	908	5,091	(1,072)	913	12,149	(1,297)	1,821

% Below cost—equity securities:
<20% Below cost	78	(1)	53	10	(1)	10	88	(2)	63
20%-50% Below cost	5	(1)	1	—	—	—	5	(1)	1
>50% Below cost	—	—	—	—	—	—	—	—	—

Total equity securities	83	(2)	54	10	(1)	10	93	(3)	64

Total for securities in an unrealized loss position	$7,141	$(227)	962	$5,101	$(1,073)	923	$12,242	$(1,300)	1,885

Investment grade	$6,837	$(217)	863	$3,616	$(505)	527	$10,453	$(722)	1,390
Below investment grade (3)	304	(10)	99	1,485	(568)	396	1,789	(578)	495

Total for securities in an unrealized loss position	$7,141	$(227)	962	$5,101	$(1,073)	923	$12,242	$(1,300)	1,885

(1)	Amounts included $222 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $227 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $208 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to credit spreads that have widened since acquisition for corporate securities across various industry sectors, including finance and insurance as well as transportation. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 3% as of June 30, 2011.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $354 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 75% of the unrealized losses were related to investment grade securities as of June 30, 2011. These unrealized losses were attributable to the widening of credit spreads for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgaged-back and asset-backed securities. The average fair value percentage below cost for these securities was approximately 8% as of June 30, 2011. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of June 30, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$184	$(78)	6%	55	$—	$—	—%	—
Government—non-U.S.	2	(1)	—	1	—	—	—	—
U.S. corporate	77	(30)	2	4	14	(26)	2	1
Corporate—non-U.S.	66	(20)	2	4	—	—	—	—
Structured securities:
Residential mortgage-backed	56	(23)	2	21	12	(27)	2	14
Commercial mortgage-backed	80	(30)	2	9	2	(3)	—	5
Other asset-backed	4	(1)	—	1	1	(1)	—	1

Total structured securities	140	(54)	4	31	15	(31)	2	20

Total	$469	$(183)	14%	95	$29	$(57)	4%	21

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$—	$—	—%	—	$—	$—	—%	—
U.S. corporate	14	(6)	—	2	—	—	—	—
Structured securities:
Residential mortgage-backed	342	(168)	13	124	82	(184)	14	81
Commercial mortgage-backed	61	(22)	2	23	17	(33)	3	16
Other asset-backed	100	(53)	4	5	11	(12)	1	2

Total structured securities	503	(243)	19	152	110	(229)	18	99

Total	$517	$(249)	19%	154	$110	$(229)	18%	99

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $78 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $1 million which represented an average of 30% below cost. The unrealized losses primarily related to widening of credit spreads on these securities since acquisition as a result of higher risk premiums being attributed to these securities from uncertainty in many political subdivisions related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of certain of these securities has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of June 30, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$139	$(49)	4%	7	$—	$—	—%	—
Transportation	—	—	—	—	14	(26)	2	1
Other	4	(1)	—	1	—	—	—	—

Total	$143	$(50)	4%	8	$14	$(26)	2%	1

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$14	$(6)	—%	2	$—	$—	—%	—
Consumer – cyclical	—	—	—	—	—	—	—	—
Transportation	—	—	—	—	—	—	—	—

Total	$14	$(6)	—%	2	$—	$—	—%	—

Of the total unrealized losses of $82 million for corporate fixed maturity securities presented in the preceding tables, $55 million, or 67%, of the unrealized losses related to issuers in the finance and insurance sector that were 26% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of June 30, 2011. Of the $55 million of unrealized losses related to the finance and insurance industry, $28 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As presented in the table above, we also had one security related to the transportation industry that had a total unrealized loss of $26 million that was 65% below cost as of June 30, 2011. The issuer of this security has diverse holdings in long-term franchises on toll roads, bridges and tunnels in economically important regions. Our security holding represented a senior interest that benefits from structural enhancements that protect our rights to the issuer’s cash flows. In our evaluation of the issuer, we believed there were sufficient assets and cash flows for the issuer to continue to make their contractual payments and that resulted in our conclusion that we will recover the amortized cost despite the fair value of this security being greater than 50% below cost.

We expect that our investments in corporate securities will continue to perform in accordance with our expectations about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize write-downs within our portfolio of corporate securities in the future.

Structured Securities

Of the $557 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $192 million related to other-than-temporarily-impaired securities where the unrealized losses represented the non-credit portion of the impairment. The extent and duration of the unrealized loss position on our structured securities is due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the housing market.

While we considered the length of time each security had been in an unrealized loss position, the extent of the unrealized loss position and any significant declines in fair value subsequent to the balance sheet date in our evaluation of impairment for each of these individual securities, the primary factor in our evaluation of impairment is the expected performance for each of these securities. Our evaluation of expected performance is based on the historical performance of the associated securitization trust as well as the historical performance of the underlying collateral. Our examination of the historical performance of the securitization trust included consideration of the following factors for each class of securities issued by the trust: i) the payment history, including failure to make scheduled payments; ii) current payment status; iii) current and historical outstanding balances; iv) current levels of subordination and losses incurred to-date; and v) characteristics of the underlying collateral. Our examination of the historical performance of the underlying collateral included: i) historical default rates, delinquency rates, voluntary and involuntary prepayments and severity of losses, including recent trends in this information; ii) current payment status; iii) loan to collateral value ratios, as applicable; iv) vintage; and v) other underlying characteristics such as current financial condition.

We used our assessment of the historical performance of both the securitization trust and the underlying collateral for each security, along with third-party sources, when available, to develop our best estimate of cash flows expected to be collected. These estimates reflect projections for future delinquencies, prepayments, defaults and losses for the assets that collateralize the securitization trust and are used to determine the expected cash flows for our security, based on the payment structure of the trust. Our projection of expected cash flows is primarily based on the expected performance of the underlying assets that collateralize the securitization trust and is not directly impacted by the rating of our security. While we consider the rating of the security as an indicator of the financial condition of the issuer, this factor does not have a significant impact on our expected

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cash flows for each security. In limited circumstances, our expected cash flows include expected payments from reliable financial guarantors where we believe the financial guarantor will have sufficient assets to pay claims under the financial guarantee when the cash flows from the securitization trust are not sufficient to make scheduled payments. We then discount the expected cash flows using the effective yield of each security to determine the present value of expected cash flows.

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2011.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of structured securities and future write-downs within our portfolio of structured securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2010:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$545	$(8)	36	$—	$—	—	$545	$(8)	36
Tax-exempt	285	(12)	101	244	(101)	90	529	(113)	191
Government—non-U.S.	431	(5)	69	21	(1)	7	452	(6)	76
U.S. corporate	3,615	(125)	443	2,338	(323)	191	5,953	(448)	634
Corporate—non-U.S.	2,466	(53)	296	1,141	(114)	102	3,607	(167)	398
Residential mortgage-backed	461	(23)	92	1,031	(477)	416	1,492	(500)	508
Commercial mortgage-backed	177	(8)	26	1,167	(323)	225	1,344	(331)	251
Other asset-backed	401	(2)	37	512	(94)	53	913	(96)	90

Subtotal, fixed maturity securities	8,381	(236)	1,100	6,454	(1,433)	1,084	14,835	(1,669)	2,184
Equity securities	77	(3)	48	5	(1)	4	82	(4)	52

Total for securities in an unrealized loss position	$8,458	$(239)	1,148	$6,459	$(1,434)	1,088	$14,917	$(1,673)	2,236

% Below cost—fixed maturity securities:
<20% Below cost	$8,359	$(226)	1,076	$4,852	$(418)	588	$13,211	$(644)	1,664
20%-50% Below cost	22	(8)	18	1,428	(652)	328	1,450	(660)	346
>50% Below cost	—	(2)	6	174	(363)	168	174	(365)	174

Total fixed maturity securities	8,381	(236)	1,100	6,454	(1,433)	1,084	14,835	(1,669)	2,184

% Below cost—equity securities:
<20% Below cost	72	(2)	47	5	(1)	4	77	(3)	51
20%-50% Below cost	5	(1)	1	—	—	—	5	(1)	1

Total equity securities	77	(3)	48	5	(1)	4	82	(4)	52

Total for securities in an unrealized loss position	$8,458	$(239)	1,148	$6,459	$(1,434)	1,088	$14,917	$(1,673)	2,236

Investment grade	$8,249	$(231)	1,060	$4,850	$(764)	683	$13,099	$(995)	1,743
Below investment grade (3)	209	(8)	88	1,609	(670)	405	1,818	(678)	493

Total for securities in an unrealized loss position	$8,458	$(239)	1,148	$6,459	$(1,434)	1,088	$14,917	$(1,673)	2,236

(1)	Amounts included $240 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $243 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $213 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,831	$2,857
Due after one year through five years	11,766	12,103
Due after five years through ten years	9,570	10,031
Due after ten years	19,705	20,420

Subtotal	43,872	45,411
Residential mortgage-backed	5,252	4,983
Commercial mortgage-backed	3,767	3,721
Other asset-backed	2,172	2,106

Total	$55,063	$56,221

As of June 30, 2011, $4,505 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2011, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 22%, 22% and 11% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2011, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,912	30%	$1,974	29%
Office	1,757	27	1,850	27
Industrial	1,753	27	1,788	26
Apartments	718	11	725	11
Mixed use/other	345	5	435	7

Subtotal	6,485	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(57)		(59)

Total	$6,432		$6,718

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,624	25%	$1,583	23%
Pacific	1,615	25	1,769	26
Middle Atlantic	865	13	937	14
East North Central	577	9	612	9
Mountain	516	8	540	8
New England	422	7	482	7
West North Central	349	5	369	6
West South Central	348	5	297	4
East South Central	169	3	183	3

Subtotal	6,485	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(57)		(59)

Total	$6,432		$6,718

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$9	$—	$5	$14	$1,898	$1,912
Office	4	—	18	22	1,735	1,757
Industrial	2	—	10	12	1,741	1,753
Apartments	—	—	—	—	718	718
Mixed use/other	—	—	—	—	345	345

Total recorded investment	$15	$—	$33	$48	$6,437	$6,485

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

	December 31, 2010
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$1,974	$1,974
Office	—	—	12	12	1,838	1,850
Industrial	—	6	27	33	1,755	1,788
Apartments	—	—	—	—	725	725
Mixed use/other	—	—	—	—	435	435

Total recorded investment	$—	$6	$39	$45	$6,727	$6,772

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2011 and December 31, 2010, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest.

During 2011 and 2010, we modified or extended 11 and 13, respectively, commercial mortgage loans with a total carrying value of $36 million and $98 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of the dates indicated:

(Amounts in millions)	June 30, 2011	December 31, 2010
Property type:
Retail	$5	$—
Office	18	12
Industrial	10	27
Apartments	—	—
Mixed use/other	—	—

Total recorded investment	$33	$39

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2011	Six months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$58	$59
Charge-offs	(4)	(5)
Recoveries	—	—
Provision	3	3

Ending balance	$57	$57

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$57	$57

Recorded investment:
Ending balance	$6,485	$6,485

Ending balance of individually impaired loans	$13	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,472	$6,472

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for losses for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$52	$48
Provision (1)	18	22
Release	—	—

Ending balance	$70	$70

(1)	Included $13 million related to held-for-sale commercial mortgage loans.

The following tables set forth our individually impaired commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$3	$4	$1	$—	$2	$—
Office	10	13	3	—	$10	—
Industrial	—	—	—	—	$—	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$13	$17	$4	$—	$6	$—

	December 31, 2010
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$5	$8	$3	$—	$2	$—
Office	6	8	2	—	$2	—
Industrial	19	24	5	—	$3	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$30	$40	$10	$—	$3	$—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100% (1)	Total
Property type:
Retail	$458	$247	$847	$322	$38	$1,912
Office	321	294	605	365	172	1,757
Industrial	498	329	613	283	30	1,753
Apartments	147	191	304	61	15	718
Mixed use/other	83	40	72	140	10	345

Total recorded investment	$1,507	$1,101	$2,441	$1,171	$265	$6,485

% of total	23%	17%	38%	18%	4%	100%

Weighted-average debt service coverage ratio	2.28	1.86	2.16	1.80	1.56	2.05

(1)

Included $13 million of impaired loans and $252 million of loans in good standing, with a total weighted-average loan-to-value of 119%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100% (1)	Total
Property type:
Retail	$477	$287	$805	$363	$42	$1,974
Office	320	327	612	446	145	1,850
Industrial	431	361	625	284	87	1,788
Apartments	99	172	321	133	—	725
Mixed use/other	123	10	63	221	18	435

Total recorded investment	$1,450	$1,157	$2,426	$1,447	$292	$6,772

% of total	22%	17%	36%	21%	4%	100%

Weighted-average debt service coverage ratio	2.24	1.99	1.79	2.42	0.75	2.01

(1)

Included $25 million of impaired loans and $267 million of loans in good standing, with a total weighted-average loan-to-value of 117%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$92	$357	$412	$587	$352	$1,800
Office	194	135	268	432	553	1,582
Industrial	242	226	316	596	355	1,735
Apartments	12	91	79	301	168	651
Mixed use/other	56	17	11	71	91	246

Total recorded investment	$596	$826	$1,086	$1,987	$1,519	$6,014

% of total	10%	14%	18%	33%	25%	100%

Weighted-average loan-to-value	84%	72%	66%	60%	51%	63%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$125	$317	$490	$512	$415	$1,859
Office	176	186	238	524	547	1,671
Industrial	260	166	292	698	346	1,762
Apartments	7	62	160	290	135	654
Mixed use/other	49	12	17	78	94	250

Total	$617	$743	$1,197	$2,102	$1,537	$6,196

% of total recorded investment	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value	90%	71%	68%	62%	50%	64%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$111	$112
Office	—	—	8	—	167	175
Industrial	1	—	—	6	11	18
Apartments	—	—	—	29	38	67
Mixed use/other	—	4	—	—	95	99

Total recorded investment	$1	$4	$9	$35	$422	$471

% of total	—%	1%	2%	7%	90%	100%

Weighted-average loan-to-value	47%	77%	26%	77%	79%	77%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Office	—	—	—	57	122	179
Industrial	1	5	—	1	19	26
Apartments	—	4	—	21	46	71
Mixed use/other	—	—	—	—	185	185

Total recorded investment	$1	$9	$—	$81	$485	$576

% of total	—%	2%	—%	14%	84%	100%

Weighted-average loan-to-value	30%	62%	—%	83%	77%	78%

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$175	38%	$182	36%
Industrial	113	24	124	24
Office	101	22	117	23
Apartments	62	14	64	13
Mixed use/other	8	2	22	4

Subtotal	459	100%	509	100%

Allowance for losses	(2)		(2)

Total	$457		$507

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$160	35%	$189	37%
Pacific	77	17	90	18
Middle Atlantic	71	15	70	14
East North Central	48	10	51	10
Mountain	31	7	32	6
East South Central	30	7	32	6
West North Central	29	6	31	6
West South Central	12	3	13	3
New England	1	—	1	—

Subtotal	459	100%	509	100%

Allowance for losses	(2)		(2)

Total	$457		$507

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of our restricted commercial mortgage loans as of June 30, 2011, $457 million were current, $1 million were 61 to 90 days past due and $1 million were past due for more than 90 days and still accruing interest. As of December 31, 2010, all restricted commercial mortgage loans were current and there were no restricted commercial mortgage loans on nonaccrual status.

As of June 30, 2011 and December 31, 2010, loans not individually impaired that were evaluated collectively for impairment were $458 million and $509 million, respectively, of the total recorded investment of restricted commercial mortgage loans of $459 million and $509 million, respectively. There was no provision for credit losses recorded during the three months ended June 30, 2011 or 2010 related to restricted commercial mortgage loans. There was no provision for credit losses recorded during the six months ended June 30, 2011 related to restricted commercial mortgage loans. A provision for credit losses of $2 million was recorded during the six months ended June 30, 2010 related to restricted commercial mortgage loans, which reflected our ending allowance for credit losses balance and was required upon consolidation of securitization entities as of January 1, 2010.

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$147	$25	$—	$—	$3	$175
Industrial	97	8	6	—	2	113
Office	87	7	5	1	1	101
Apartments	34	9	—	19	—	62
Mixed use/other	8	—	—	—	—	8

Total recorded investment	$373	$49	$11	$20	$6	$459

% of total	82%	11%	2%	4%	1%	100%

Weighted-average debt service coverage ratio	1.74	1.46	1.26	0.93	0.47	1.65

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$141	$34	$1	$3	$3	$182
Industrial	108	8	4	2	2	124
Office	90	19	5	3	—	117
Apartments	35	9	—	20	—	64
Mixed use/other	17	5	—	—	—	22

Total recorded investment	$391	$75	$10	$28	$5	$509

% of total	77%	15%	2%	5%	1%	100%

Weighted-average debt service coverage ratio	1.82	1.35	1.05	1.18	0.52	1.69

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$7	$48	$66	$21	$33	$175
Industrial	20	24	27	11	31	113
Office	12	12	39	25	13	101
Apartments	12	10	20	15	5	62
Mixed use/other	—	—	3	—	5	8

Total recorded investment	$51	$94	$155	$72	$87	$459

% of total	11%	21%	34%	15%	19%	100%

Weighted-average loan-to-value	63%	39%	37%	43%	31%	40%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$6	$52	$77	$33	$182
Industrial	11	9	25	50	29	124
Office	14	14	23	45	21	117
Apartments	—	21	10	26	7	64
Mixed use/other	—	—	7	11	4	22

Total recorded investment	$39	$50	$117	$209	$94	$509

% of total	8%	10%	23%	41%	18%	100%

Weighted-average loan-to-value	65%	55%	42%	41%	31%	43%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no floating rate restricted commercial mortgage loans as of June 30, 2011 or December 31, 2010.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$264	$222	Other liabilities	$62	$56
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	61	33
Foreign currency swaps	Other invested assets	—	205	Other liabilities	—	—

Total cash flow hedges		264	427		123	89

Fair value hedges:
Interest rate swaps	Other invested assets	69	95	Other liabilities	4	8
Foreign currency swaps	Other invested assets	46	35	Other liabilities	—	—

Total fair value hedges		115	130		4	8

Total derivatives designated as hedges		379	557		127	97

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	386	446	Other liabilities	21	74
Equity return swaps	Other invested assets	6	—	Other liabilities	1	3
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	18	19
Interest rate swaptions	Other invested assets	—	—	Other liabilities	—	—
Credit default swaps	Other invested assets	9	11	Other liabilities	9	7
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	126	129
Equity index options	Other invested assets	40	33	Other liabilities	—	3
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	—	Other liabilities	12	—
Reinsurance embedded derivatives (1)	Other assets	—	1	Other liabilities	1	—
GMWB embedded derivatives	Reinsurance recoverable (2)	(5)	(5)	Policyholder account balances (3)	113	121

Total derivatives not designated as hedges		436	486		301	356

Total derivatives		$815	$1,043		$428	$453

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	June 30, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$995	$(157)	$13,193
Inflation indexed swaps	Notional	525	16	—	541
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	1,011	(648)	13,734

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(405)	1,359
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(405)	1,444

Total derivatives designated as hedges		15,220	1,011	(1,053)	15,178

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	314	(1,550)	6,445
Equity return swaps	Notional	208	139	—	347
Interest rate swaps related to securitization entities	Notional	129	—	(6)	123
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(100)	1,210
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	521	(480)	785
Financial futures	Notional	3,937	2,687	(3,463)	3,161
Other foreign currency contracts	Notional	521	185	(535)	171
Reinsurance embedded derivatives	Notional	72	89	—	161

Total derivatives not designated as hedges		15,004	4,050	(6,334)	12,720

Total derivatives		$30,224	$5,061	$(7,387)	$27,898

(Number of policies)	Measurement	December 31, 2010	Additions	Terminations	June 30, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	690	(1,326)	48,930

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately $125 million of notional value above is related to derivatives with counterparties that can be terminated at the option of the derivative counterparty and represented a net fair value asset of $1 million as of June 30, 2011.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$113	$(6)	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	(4)	Interest expense	—	Net investment gains (losses)

Total	$114	$(9)		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$599	$4	Net investment income	$15	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	(2)	Interest expense	—	Net investment gains (losses)

Total	$602	$3		$15

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$12	$(11)	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	(5)	Interest expense	—	Net investment gains (losses)

Total	$16	$(15)		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$563	$8	Net investment income	$12	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	7	(4)	Interest expense	—	Net investment gains (losses)

Total	$567	$6		$12

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $943 million, net of taxes, recorded in stockholders’ equity as of June 30, 2011 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $23 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the six months ended June 30, 2011 in connection with forecasted transactions that were no longer considered probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income (loss). In addition, changes in the fair value attributable to the hedged

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(2)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(7)	Net investment gains (losses)	17	Interest credited	7	Net investment gains (losses)
Foreign currency swaps	11	Net investment gains (losses)	—	Interest credited	(11)	Net investment gains (losses)

Total	$5		$15		$(5)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$2	Net investment gains (losses)	$(5)	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(29)	Net investment gains (losses)	37	Interest credited	29	Net investment gains (losses)
Foreign currency swaps	11	Net investment gains (losses)	1	Interest credited	(12)	Net investment gains (losses)

Total	$(16)		$33		$15

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

The difference between the gain (loss) recognized for the derivative instrument and the hedged item presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the net income (loss) effects of the derivative instruments that are presented in the same location as the income (loss) activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends from certain foreign subsidiaries to our holding company; and (vii) equity index options and credit default swaps

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2011	2010
Interest rate swaps	$2	$63	Net investment gains (losses)
Equity return swaps	(6)	—	Net investment gains (losses)
Interest rate swaps related to securitization entities	(4)	(9)	Net investment gains (losses)
Interest rate swaptions	—	35	Net investment gains (losses)
Credit default swaps	—	(32)	Net investment gains (losses)
Credit default swaps related to securitization entities	(4)	(46)	Net investment gains (losses)
Equity index options	(9)	50	Net investment gains (losses)
Financial futures	34	105	Net investment gains (losses)
Other foreign currency contracts	(4)	2	Net investment gains (losses)
Reinsurance embedded derivatives	(1)	2	Net investment gains (losses)
GMWB embedded derivatives	(33)	(278)	Net investment gains (losses)

Total derivatives not designated as hedges	$(25)	$(108)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2011	2010
Interest rate swaps	$4	$57	Net investment gains (losses)
Equity return swaps	(10)	—	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	(12)	Net investment gains (losses)
Interest rate swaptions	—	57	Net investment gains (losses)
Credit default swaps	3	(27)	Net investment gains (losses)
Credit default swaps related to securitization entities	5	(41)	Net investment gains (losses)
Equity index options	(28)	23	Net investment gains (losses)
Financial futures	(5)	72	Net investment gains (losses)
Other foreign currency contracts	(13)	(1)	Net investment gains (losses)
Reinsurance embedded derivatives	(1)	2	Net investment gains (losses)
GMWB embedded derivatives	26	(242)	Net investment gains (losses)

Total derivatives not designated as hedges	$(22)	$(112)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Counterparty Credit Risk

As of June 30, 2011 and December 31, 2010, net fair value assets by counterparty totaled $691 million and $888 million, respectively. As of June 30, 2011 and December 31, 2010, net fair value liabilities by counterparty totaled $186 million and $172 million, respectively. As of June 30, 2011 and December 31, 2010, we retained collateral of $704 million and $794 million, respectively, related to these agreements, including over collateralization of $86 million and $29 million, respectively, from certain counterparties. As of June 30, 2011 and December 31, 2010, we posted $23 million and $30 million, respectively, of collateral to derivative counterparties, including over collateralization of $1 million and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2011 and December 31, 2010, we could have been allowed to claim up to $73 million and $123 million, respectively, from counterparties and required to disburse up to $20 million and $5 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	1	—	37	1	—
Matures after five years through ten years	10	—	—	5	—	—
BBB
Matures after one year through five years	68	1	—	68	2	—
Matures after five years through ten years	24	—	—	29	—	—

Total credit default swaps on single name reference entities	$155	$2	$—	$155	$3	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$1	$4	$300	$—	$3
10% – 15% matures after one year through five years (2)	250	3	—	250	4	—
12% – 22% matures after five years through ten years (3)	248	—	5	248	—	4
15% – 30% matures after five years through ten years (4)	127	—	—	127	2	—

Total credit default swap index tranches	925	4	9	925	6	7

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	17	—	7	17	—	8
Portion backing our interest maturing 2017 (6)	300	—	119	300	—	121

Total customized credit default swap index tranches related to securitization entities	317	—	126	317	—	129

Total credit default swaps on index tranches	$1,242	$4	$135	$1,242	$6	$136

(1)	The current attachment/detachment as of June 30, 2011 and December 31, 2010 was 9% – 12%.
(2)	The current attachment/detachment as of June 30, 2011 and December 31, 2010 was 10% – 15%.
(3)	The current attachment/detachment as of June 30, 2011 and December 31, 2010 was 12% – 22%.
(4)	The current attachment/detachment as of June 30, 2011 and December 31, 2010 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	June 30, 2011				December 31, 2010
	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,432	$6,742		$(1)	$6,718	$6,896
Restricted commercial mortgage loans		(1)	457	506		(1)	507	554
Other invested assets		(1)	282	293		(1)	267	272
Liabilities:
Long-term borrowings (2)		(1)	4,755	4,766		(1)	4,952	4,928
Non-recourse funding obligations (2)		(1)	3,374	2,339		(1)	3,437	2,170
Borrowings related to securitization entities		(1)	394	417		(1)	443	467
Investment contracts		(1)	18,728	19,365		(1)	19,772	20,471
Other firm commitments:
Commitments to fund limited partnerships	90		—	—	110		—	—
Ordinary course of business lending commitments	49		—	—	28		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$3,669	$—	$3,669	$—
Internal models	13	—	—	13

Total U.S. government, agencies and government-sponsored enterprises	3,682	—	3,669	13

Tax-exempt:
Pricing services	865	—	865	—

Total tax-exempt	865	—	865	—

Government—non-U.S.:
Pricing services	2,378	—	2,378	—
Internal models	11	—	10	1

Total government—non-U.S.	2,389	—	2,388	1

U.S. corporate:
Pricing services	20,787	—	20,787	—
Broker quotes	277	—	—	277
Internal models	2,983	—	2,311	672

Total U.S. corporate	24,047	—	23,098	949

Corporate—non-U.S.:
Pricing services	12,568	—	12,568	—
Broker quotes	86	—	—	86
Internal models	1,774	—	1,489	285

Total corporate—non-U.S.	14,428	—	14,057	371

Residential mortgage-backed:
Pricing services	4,859	—	4,859	—
Broker quotes	63	—	—	63
Internal models	61	—	—	61

Total residential mortgage-backed	4,983	—	4,859	124

Commercial mortgage-backed:
Pricing services	3,678	—	3,678	—
Broker quotes	16	—	—	16
Internal models	27	—	—	27

Total commercial mortgage-backed	3,721	—	3,678	43

Other asset-backed:
Pricing services	1,840	—	1,840	—
Broker quotes	265	—	—	265
Internal models	1	—	1	—

Total other asset-backed	2,106	—	1,841	265

Total fixed maturity securities	$56,221	$—	$54,455	$1,766

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources considered when determining fair value of equity securities as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$268	$260	$8	$—
Broker quotes	6	—	—	6
Internal models	100	—	—	100

Total equity securities	$374	$260	$8	$106

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$245	$240	$5	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$332	$240	$5	$87

The following tables summarize the primary sources considered when determining fair value of trading securities as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$316	$—	$316	$—
Broker quotes	291	—	—	291

Total trading securities	$607	$—	$316	$291

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$348	$—	$348	$—
Broker quotes	230	—	—	230
Internal models	99	—	—	99

Total trading securities	$677	$—	$348	$329

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility, foreign equity index volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate, foreign currency exchange rate volatility and foreign equity index volatility inputs, the derivative is classified as Level 3. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reinsurance embedded derivatives

We have certain reinsurance agreements that result in a reinsurance counterparty holding assets for our benefit where this feature is considered an embedded derivative requiring bifurcation. As a result, we measure the embedded derivatives at fair value with changes in fair value being recorded in income (loss). Fair value is determined by comparing the fair value and cost basis of the underlying assets. The underlying assets are primarily comprised of highly rated investments and result in the fair value of the embedded derivatives being classified as Level 2.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 80 basis points over the most relevant points on the U.S. Treasury curve. As of June 30, 2011 and December 31, 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $44 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,682	$—	$3,669	$13
Tax-exempt	865	—	865	—
Government—non-U.S.	2,389	—	2,388	1
U.S. corporate	24,047	—	23,098	949
Corporate—non-U.S.	14,428	—	14,057	371
Residential mortgage-backed	4,983	—	4,859	124
Commercial mortgage-backed	3,721	—	3,678	43
Other asset-backed	2,106	—	1,841	265

Total fixed maturity securities	56,221	—	54,455	1,766

Equity securities	374	260	8	106

Other invested assets:
Trading securities	607	—	316	291
Derivative assets:
Interest rate swaps	719	—	715	4
Foreign currency swaps	46	—	46	—
Credit default swaps	9	—	5	4
Equity index options	40	—	—	40
Equity return swaps	6	—	6	—

Total derivative assets	820	—	772	48

Securities lending collateral	554	—	554	—
Derivatives counterparty collateral	522	—	522	—

Total other invested assets	2,503	—	2,164	339

Restricted other invested assets related to securitization entities	378	—	203	175
Other assets (1)	(1)	—	(1)	—
Reinsurance recoverable (2)	(5)	—	—	(5)
Separate account assets	11,452	11,452	—	—

Total assets	$70,922	$11,712	$56,829	$2,381

Liabilities
Policyholder account balances (3)	$113	$—	$—	$113
Derivative liabilities:
Interest rate swaps	87	—	87	—
Interest rate swaps related to securitization entities	18	—	18	—
Inflation indexed swaps	61	—	61	—
Credit default swaps	9	—	—	9
Credit default swaps related to securitization entities	126	—	—	126
Equity return swaps	1	—	1	—
Other foreign currency contracts	12	—	12	—

Total derivative liabilities	314	—	179	135
Borrowings related to securitization entities	58	—	—	58

Total liabilities	$485	$—	$179	$306

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$12	$—	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	715	4	9	27	(5)	—	(18)	236	(19)	949	4
Corporate—non-U.S. (1)	202	1	—	15	(10)	—	(2)	165	—	371	1
Residential mortgage-backed	135	—	(10)	3	—	—	(4)	—	—	124	—
Commercial mortgage-backed	42	—	2	—	—	—	(1)	—	—	43	—
Other asset-backed	263	—	7	—	—	—	(5)	—	—	265	—

Total fixed maturity securities	1,359	5	8	45	(15)	—	(30)	413	(19)	1,766	5

Equity securities	87	—	—	24	(5)	—	—	—	—	106	—

Other invested assets:
Trading securities	338	7	—	—	(41)	—	(13)	—	—	291	7
Derivative assets:
Interest rate swaps	3	1	—	—	—	—	—	—	—	4	1
Credit default swaps	6	(2)	—	—	—	—	—	—	—	4	(2)
Equity index options	32	(8)	—	15	—	—	1	—	—	40	(8)

Total derivative assets	41	(9)	—	15	—	—	1	—	—	48	(9)

Total other invested assets	379	(2)	—	15	(41)	—	(12)	—	—	339	(2)

Restricted other invested assets related to securitization entities	175	—	—	—	—	—	—	—	—	175	—
Reinsurance recoverable (2)	(7)	1	—	—	—	1	—	—	—	(5)	1

Total Level 3 assets	$1,993	$4	$8	$84	$(61)	$1	$(42)	$413	$(19)	$2,381	$4

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of April 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3 (1)	Transfer out of Level 3	Ending balance as of June 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$8	$—	$—	$(1)	$6	$(4)	$9	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	1	—	1	—	16	—	18	—
U.S. corporate	906	11	19	(29)	653	(40)	1,520	4
Corporate—non-U.S.	508	—	7	2	294	(91)	720	—
Residential mortgage- backed	171	—	—	(26)	1	(84)	62	—
Commercial mortgage- backed	47	—	10	(1)	11	(8)	59	—
Other asset-backed	409	(8)	2	(14)	—	(28)	361	(8)

Total fixed maturity securities	2,052	3	39	(69)	981	(257)	2,749	(4)

Equity securities	67	—	1	1	—	(60)	9	—

Other invested assets:
Trading securities	142	(7)	—	1	—	—	136	(7)
Derivative assets:
Interest rate swaps	4	5	—	—	—	—	9	5
Interest rate swaptions	14	24	—	(34)	—	—	4	24
Credit default swaps	7	(7)	—	—	—	—	—	(7)
Equity index options	34	46	—	17	—	—	97	46
Other foreign currency contracts	4	(3)	—	—	—	—	1	(3)

Total derivative assets	63	65	—	(17)	—	—	111	65

Total other invested assets	205	58	—	(16)	—	—	247	58

Restricted other invested assets related to securitization entities	174	(2)	2	—	—	—	174	(2)
Reinsurance recoverable (2)	(6)	15	—	—	—	—	9	15

Total Level 3 assets	$2,492	$74	$42	$(84)	$981	$(317)	$3,188	$67

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$12	$(10)	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	8	6	30	(5)	—	(63)	252	(379)	949	8
Corporate—non-U.S. (1)	368	(11)	(3)	40	(35)	—	(7)	205	(186)	371	(10)
Residential mortgage-backed	143	(1)	(8)	3	—	—	(12)	—	(1)	124	(1)
Commercial mortgage-backed	50	—	2	—	—	—	(9)	—	—	43	—
Other asset-backed	268	(1)	9	8	(8)	—	(26)	15	—	265	(1)

Total fixed maturity securities	1,941	(5)	6	81	(48)	—	(117)	484	(576)	1,766	(4)

Equity securities	87	1	1	24	(5)	—	(2)	—	—	106	—

Other invested assets:
Trading securities	329	16	—	5	(41)	—	(18)	—	—	291	16
Derivative assets:
Interest rate swaps	5	(1)	—	—	—	—	—	—	—	4	(1)
Credit default swaps	6	(2)	—	—	—	—	—	—	—	4	(2)
Equity index options	33	(27)	—	39	—	—	(5)	—	—	40	(27)

Total derivative assets	44	(30)	—	39	—	—	(5)	—	—	48	(30)

Total other invested assets	373	(14)	—	44	(41)	—	(23)	—	—	339	(14)

Restricted other invested assets related to securitization entities	171	4	—	—	—	—	—	—	—	175	4
Reinsurance recoverable (2)	(5)	(2)	—	—	—	2	—	—	—	(5)	(2)

Total Level 3 assets	$2,567	$(16)	$7	$149	$(94)	$2	$(142)	$484	$(576)	$2,381	$(16)

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3 (1)	Ending balance as of June 30, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(2)	$9	$(14)	$9	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	1	—	16	(6)	18	—
U.S. corporate	1,073	11	34	31	678	(307)	1,520	8
Corporate—non-U.S.	504	1	8	11	353	(157)	720	1
Residential mortgage- backed	1,481	—	3	80	1	(1,503)	62	—
Commercial mortgage- backed	3,558	1	14	(63)	11	(3,462)	59	—
Other asset-backed	1,419	(24)	23	(18)	10	(1,049)	361	(24)

Total fixed maturity securities	8,060	(11)	83	39	1,078	(6,500)	2,749	(15)

Equity securities	9	—	—	8	52	(60)	9	—

Other invested assets:
Trading securities	145	1	—	(10)	—	—	136	1
Derivative assets:
Interest rate swaps	3	6	—	—	—	—	9	6
Interest rate swaptions	54	15	—	(65)	—	—	4	15
Credit default swaps	6	(6)	—	—	—	—	—	(6)
Equity index options	39	22	—	36	—	—	97	22
Other foreign currency contracts	8	(7)	—	—	—	—	1	(7)

Total derivative assets	110	30	—	(29)	—	—	111	30

Total other invested assets	255	31	—	(39)	—	—	247	31

Restricted other invested assets related to securitization entities	—	(2)	2	—	174	—	174	(2)
Reinsurance recoverable (2)	(5)	14	—	—	—	—	9	14

Total Level 3 assets	$8,319	$32	$85	$8	$1,304	$(6,560)	$3,188	$28

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2011	Total realized and unrealized (gains) losses					Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances
Policyholder account balances (1)	$69	$34	$—	$—	$—	$10	$—	$—	$—	$113	$34
Derivative liabilities:
Credit default swaps	7	2	—	—	—	—	—	—	—	9	2
Credit default swaps related to securitization entities	120	6	—	—	—	—	—	—	—	126	6

Total derivative liabilities	127	8	—	—	—	—	—	—	—	135	8

Borrowings related to securitization entities	58	—	—	—	—	—	—	—	—	58	—

Total Level 3 liabilities	$254	$42	$—	$—	$—	$10	$—	$—	$—	$306	$42

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of April 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$145	$294	$—	$8	$—	$—	$447	$294
Derivative liabilities:
Interest rate swaptions	18	(10)	—	(8)	—	—	—	(10)
Credit default swaps	1	25	—	—	—	—	26	25
Credit default swaps related to securitization entities	118	46	—	(5)	—	—	159	46
Equity index options	4	(3)	—	(1)	—	—	—	(3)

Total derivative liabilities	141	58	—	(14)	—	—	185	58

Borrowings related to securitization entities	58	(7)	—	—	—	—	51	(6)

Total Level 3 liabilities	$344	$345	$—	$(6)	$—	$—	$683	$346

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses					Settlements	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances
Policyholder account balances (1)	$121	$(28)	$—	$—	$—	$20	$—	$—	$—	$113	$(27)
Derivative liabilities:
Credit default swaps	7	—	—	3	—	—	(1)	—	—	9	—
Credit default swaps related to securitization entities	129	(3)	—	—	—	—	—	—	—	126	(3)
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	(3)	—	3	—	—	(4)	—	—	135	(3)

Borrowings related to securitization entities	51	7	—	—	—	—	—	—	—	58	7

Total Level 3 liabilities	$311	$(24)	$—	$3	$—	$20	$(4)	$—	$—	$306	$(23)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer in Level 3	Transfer out of Level 3	Ending balance as of June 30, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$255	$—	$17	$—	$—	$447	$255
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	26	—	—	—	—	26	26
Credit default swaps related to securitization entities	—	41	—	(3)	121	—	159	41
Equity index options	2	(1)	—	(1)	—	—	—	(1)

Total derivative liabilities	71	22	—	(29)	121	—	185	22

Borrowings related to securitization entities	—	(8)	—	—	59	—	51	(8)

Total Level 3 liabilities	$246	$269	$—	$(12)	$180	$—	$683	$269

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the consolidated statements of income or OCI within stockholders’ equity based on the appropriate accounting treatment for the instrument.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 22, 2011, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. In addition to the subpoena, other state regulators are conducting reviews and examinations on the same subject. We are cooperating with these requests and inquiries.

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

(b) Commitments

As of June 30, 2011, we were committed to fund $90 million in limited partnership investments and $49 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin and we have access to $1.9 billion under these facilities. As of June 30, 2011, we had no borrowings under these facilities; however, we utilized $279 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries.

Long-Term Notes

In June 2011, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited expects to use the proceeds it received from this transaction for general corporate purposes.

During the second quarter of 2011, we repaid ¥57.0 billion of senior notes that matured in June 2011, plus accrued interest. In addition, the arrangements to swap our obligations under these notes to a U.S. dollar obligation matured. These swaps had a notional principal amount of $491 million with interest at a rate of 4.84% per year. Upon maturity of these swaps, we received $212 million from the derivative counterparty resulting in a net repayment of $491 million of principal related to these notes.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mandatorily Redeemable Preferred Stock

On June 1, 2011, we redeemed all the remaining outstanding shares of the Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

Non-Recourse Funding Obligations

As of June 30, 2011, we had $3.4 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In the second quarter of 2011, we repurchased principal of $57 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $17 million. As of June 30, 2011 and December 31, 2010, the weighted-average interest rates on our non-recourse funding obligations were 1.33% and 1.44%, respectively.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(2.4)	—	4.3	(2.1)
Benefit on tax favored investments	(0.4)	(8.0)	(4.5)	(7.1)
Effect of foreign operations	(24.8)	(33.7)	(5.9)	(21.3)
Non-deductible expenses	1.2	2.2	0.2	0.5
Interest on uncertain tax positions	(0.4)	(2.4)	0.4	(2.3)
Tax benefits related to separation from our former parent	—	—	—	(55.8)
Other, net	0.9	—	0.5	1.8

Effective rate	9.1%	(6.9)%	30.0%	(51.3)%

For the three months ended June 30, 2011, the effective tax rate increased compared to the prior year primarily due to higher taxes in the current year as a result of a Canadian legislative change and an Australian tax legislation benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings.

For the six months ended June 30, 2011, the effective tax rate increased from the prior year primarily due to changes in uncertain tax benefits related to our 2004 separation from our former parent, General Electric (“GE”). At the time of the separation, we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $20 million as additional paid-in capital related to our 2004 separation. The effective tax rate also increased due to higher taxes in the current year pursuant to the Canadian legislative change as compared to an Australian tax legislative benefit in the prior year.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Revenues:
Retirement and Protection	$1,784	$1,643	$3,522	$3,236
International	658	622	1,290	1,273
U.S. Mortgage Insurance	170	181	347	362
Corporate and Other	43	(36)	64	(40)

Total revenues	$2,655	$2,410	$5,223	$4,831

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Retirement and Protection’s net operating income	$149	$114	$276	$236
International’s net operating income	107	105	231	196
U.S. Mortgage Insurance’s net operating loss	(253)	(40)	(334)	(76)
Corporate and Other’s net operating loss	(77)	(61)	(149)	(124)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	(74)	118	24	232
Net investment gains (losses), net of taxes and other adjustments	(22)	(76)	(38)	(118)
Net tax benefit related to separation from our former parent	—	—	—	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(96)	42	(14)	220
Add: net income attributable to noncontrolling interests	36	35	70	69

Net income (loss)	$(60)	$77	$56	$289

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2011	December 31, 2010
Assets:
Retirement and Protection	$87,119	$86,352
International	12,834	12,422
U.S. Mortgage Insurance	4,048	3,875
Corporate and Other	8,346	9,746

Total assets	$112,347	$112,395

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2011 (1)	2010 (2)
Beginning balance	$6,933	$6,567
Less reinsurance recoverables	(1,654)	(1,769)

Net beginning balance	5,279	4,798

Incurred related to insured events of:
Current year	1,720	1,641
Prior years	494	120

Total incurred	2,214	1,761

Paid related to insured events of:
Current year	(475)	(452)
Prior years	(1,373)	(1,539)

Total paid	(1,848)	(1,991)

Interest on liability for policy and contract claims	67	59
Foreign currency translation	37	(63)

Net ending balance	5,749	4,564
Add reinsurance recoverables	1,578	1,738

Ending balance	$7,327	$6,302

(1)

Current year reserves related to our U.S. Mortgage Insurance segment for the six months ended June 30, 2011 were reduced by loss mitigation activities of $22 million related to workouts, loan modifications and pre-sales. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $230 million to date, including $211 million related to workouts, loan modifications and pre-sales, and $19 million related to rescissions, net of reinstatements of $49 million.

(2)

Current year reserves related to our U.S. Mortgage Insurance segment for the six months ended June 30, 2010 were reduced by loss mitigation activities of $97 million, including $94 million related to workouts, loan modifications and pre-sales, and $3 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $353 million to date, including $201 million related to workouts, loan modifications and pre-sales, and $152 million related to rescissions, net of reinstatements of $107 million.

We establish reserves for the ultimate cost of settling claims on reported and unreported insured events that have occurred on or before the respective reporting period. These liabilities are associated primarily with our mortgage, long-term care and lifestyle protection insurance products and represent our best estimates of the liabilities at the time based on known facts, historical trends of claim payments and other external factors, such as various trends in economic conditions, housing prices, employment rates, mortality, morbidity and medical costs.

While the liability for policy and contract claims represents our current best estimates, there may be additional adjustments to these amounts based on information and trends not presently known. Such adjustments, reflecting any variety of new and adverse or favorable trends, could possibly be significant, exceeding the currently recorded reserves by an amount that could be material to our results of operations, financial condition and liquidity. For

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

example, in our U.S. mortgage insurance business, the amount and rate at which home prices, employment levels and cure rates for delinquent loans change could result in additional changes to reserves in future periods.

As of June 30, 2011, the increase in the ending liability for policy and contract claims was largely related to our U.S. Mortgage Insurance segment due to a reserve strengthening in the second quarter of 2011. In addition, our long-term care insurance business increased as a result of growth of the in-force block and claims experience including the severity and duration of existing claims.

During the six months ended June 30, 2011, we strengthened prior year reserves by $494 million as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

During the six months ended June 30, 2011, we increased prior year reserves in our U.S. Mortgage Insurance segment by $382 million from $2,282 million as of December 31, 2010. During the second quarter of 2011, we strengthened reserves by $299 million as a result of worsening trends in recent experience in the quarter as well as market trends in an environment of continuing weakness in the U.S. residential real estate market. These trends reflected a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging trends in the delinquent loan inventory. These trends were associated with a range of factors, including slow-moving pipelines of mortgages in some stage of foreclosure and delinquent loans under consideration for loan modifications. Specifically, reduced cure rates were driven by lower borrower self-cures and lower levels of lender loan modifications outside of government-sponsored modification programs. The decline in cure rates was also concentrated in earlier term delinquencies at a level higher than expected or historically experienced. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during the six months ended June 30, 2011 resulted in a reduction of expected losses of $252 million.

During the six months ended June 30, 2011, we increased prior year claim reserves related to our long-term care insurance business by $144 million from $3,678 million as of December 31, 2010. In the current stressed economic environment, we have experienced an increase in severity and duration of claims associated with observed loss development which contributed to the reserve increase.

For our other businesses, the remaining favorable development during the six months ended June 30, 2011 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

As of June 30, 2010, the decrease in the ending liability for policy and contract claims was largely related to our U.S. Mortgage Insurance segment due principally to a substantial decrease in flow delinquencies, coupled with a settlement that was reached with a GSE counterparty regarding certain bulk Alt-A business in the first quarter of 2010. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during the six months ended June 30, 2010 resulted in a reduction of expected losses of $450 million. Our international mortgage insurance business also decreased from favorable global economic and housing market conditions. These decreases were partially offset by an increase related to our long-term care insurance business as a result of growth of the in-force block and claims experience, including the severity and duration of existing claims.

During the six months ended June 30, 2010, we strengthened prior year reserves by $120 million primarily related to our long-term care insurance business. During the six months ended June 30, 2010, we increased prior year reserves in our long-term care insurance business by $109 million from $3,188 million as of December 31, 2009. We experienced an increase in severity and duration of claims associated with observed loss development which contributed to the reserve increase.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For our other businesses, the remaining unfavorable development during the six months ended June 30, 2010 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

(12) Sale of Medicare Supplement Insurance Business

In June 2011, we reached an agreement to sell our Medicare supplement insurance business for $290 million in cash, subject to customary adjustments based on the amount of capital in the business at closing. We expect to recognize a realized gain on the sale, with the closing of the sale expected to occur in the fourth quarter of 2011. Our Medicare supplement insurance business is included in our long-term care insurance business in our Retirement and Protection segment. The transaction includes the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries.

(13) Noncontrolling Interests

In June 2011, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield Life Assurance Company Limited, our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and received CAD$90 million and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets, downgrades in our financial strength or credit ratings, interest rate fluctuations and levels, adverse capital and credit market conditions, the valuation of fixed maturity, equity and trading securities, defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio, defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance, goodwill impairments, default by counterparties to reinsurance arrangements or derivative instruments, an adverse change in risk-based capital and other regulatory requirements, insufficiency of reserves, legal constraints on dividend distributions by our subsidiaries, competition, availability, affordability and adequacy of reinsurance, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems, the occurrence of natural or man-made disasters or a pandemic, the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and impairments of or valuation allowances against our deferred tax assets;

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

•

Retirement and Protection. We offer and/or manage a variety of protection, wealth management and retirement income products. Our primary insurance products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services and fixed deferred and immediate individual annuities. We previously offered variable deferred annuities and group variable annuities offered through retirement plans. For the three months ended June 30, 2011, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $123 million and $149 million, respectively. For the six months ended June 30, 2011, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $235 million and $276 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. We are a leading provider of protection coverages primarily associated with certain financial obligations (referred to as lifestyle protection) in multiple European countries. These lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2011, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $110 million and $107 million, respectively. For the six months ended June 30, 2011, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $237 million and $231 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage capital and risk. For the three months ended June 30, 2011, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $252 million and $253 million, respectively. For the six months ended June 30, 2010, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $333 million and $334 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended June 30, 2011, the net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were both $77 million for Corporate and Other activities. For the six months ended June 30, 2011, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $153 million and $149 million, respectively.

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Improvements in equity markets, credit markets and interest rate spreads seen during 2010 generally continued in the first half of 2011. Although global financial markets experienced some improvement, the European debt crisis and concerns regarding the U.S. debt ceiling impacted the rate of recovery. The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2010 and the first quarter of 2011. We expect unemployment and underemployment levels in the United States to stabilize and gradually decrease over time though remain elevated for an extended period. In Canada, the housing market continued to improve with home prices remaining stable, while unemployment levels improved modestly from the first quarter of 2011. In Australia, the housing market has remained fairly stable with home prices declining modestly from the first quarter of 2011 and unemployment levels remaining consistent with the first quarter of 2011. Consumers in

Australia became more cautious given higher interest rates, higher costs of living, general concerns about the global economy and slow recovery in regions impacted by the recent natural disasters. Europe remained a slow growth environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. Although these trends have generally improved as investor confidence in the markets and the outlook for some consumers and businesses strengthened, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further adversely impacted going forward. In particular, factors such as government spending, monetary policies, concerns around resolution of the U.S. debt ceiling, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. government, Federal Reserve and other legislative and regulatory bodies continue to take certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions have previously had a positive effect on these countries and their markets; however, there can be no assurance as to the future level of impact these types of action may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period or a U.S. or global recessionary or debt crisis setback could materially and adversely affect our business, financial condition and results of operations.

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

Volatility in credit and investment markets. During the second quarter of 2011, markets were characterized by high levels of uncertainty regarding resolution of issues around peripheral Europe and, particularly toward the latter part of the quarter, disappointing economic data and concerns around resolution of the U.S. debt ceiling. Spreads on domestic U.S. issuances continued to decline early in the second quarter of 2011, as uncertainty remained contained and demand and issuance was strong. However, as the European Union’s policy failed to provide conclusive support for Greece and other less stable peripheral European countries, and concerns about the U.S. debt ceiling rose, issuances declined markedly and credit spreads began to widen. Despite these adverse developments and spread widening during the second quarter of 2011, investor demand remained strong for investment grade debt and higher quality issues that came to market were generally oversubscribed. Similarly for securitized products, the latter half of the second quarter of 2011 saw increased volatility, mainly driven by weaker economic and housing data. In addition, the liquidation of certain non-agency securities by the Federal Reserve weighed heavily on the markets, and this coupled with heavy issuance of commercial mortgage-backed securities put pressure on both residential and commercial mortgage-backed securities.

Certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, but impairments in our investment portfolio declined further in the second quarter of 2011 from the moderate levels recorded in the second half of 2010 and the first quarter of 2011.

We recorded net other-than-temporary impairments of $62 million during the six months ended June 30, 2011 which were lower than prior year levels and we expect losses to moderate further. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with securities that have not been impaired continues to perform.

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

Life insurance sales increased in the first half of 2011 compared to the first half of 2010 due to strong adoption of our new term universal life insurance product. Sales of our term universal life insurance product were up 29% in the first half of 2011 versus the traditional term and term universal life insurance sales in the prior year and up 16% from the first quarter of 2011. We believe our term universal life insurance product offers a better value proposition to the consumer when compared to our traditional term life insurance products which we no longer sell. We believe our term universal life insurance product has been competitively priced for the middle and emerging affluent markets as reflected in recent trends. We expect our sales levels could be impacted by shifts in consumer demand, relative pricing, return on capital decisions and other factors; therefore, we expect to see a reduced level of sales in the second half of 2011.

Throughout 2010 and into 2011, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. During this same period, while less severe in 2011 than in prior quarters, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies go through their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products to be in excess of economic requirements. The alternatives available to reduce the impact for the increased reserve requirements on some of our in-force books of business have over time become limited or more expensive. Despite this, committed funding sources are in place for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX, and therefore we believe unfunded reserve exposure is minimal. In addition, the statutory reserve requirements of Regulations XXX and AXXX are currently being reviewed by the Life Actuarial Task Force of the National Association of Insurance Commissioners (“NAIC”). While it is too early to assess how this task force will address specific issues, if any, related to the statutory reserve requirements, any new interpretation of, or future revisions to, the valuation requirements could impact our life insurance business.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance as well as the relative competitiveness of our offerings.

In recent years, industry-wide first-year annualized premiums of long-term care insurance declined during the recession and rebounded as the economy stabilized. This positive trend continued during 2011. Sales of our individual long-term care insurance product increased 47% in the second quarter of 2011 versus the prior year due in part to growth in the market and competitor actions. These trends combined with the impacts of the progress made on our multiple growth initiatives relating to distribution effectiveness and broadening of our individual and group offerings have resulted in increased sales. We expect our sales levels could be impacted by shifts in consumer demand, relative pricing, pricing of next generation products, return on capital decisions and other factors; therefore, we expect to see a reduced level of sales in the second half of 2011. In addition, we have experienced, and may continue to experience, higher claims than priced for in older issued policies which negatively impact our results of operations.

Since the fourth quarter of 2010, several of our competitors have exited the long-term care insurance market or announced their intent to seek rate actions on their individual and certain group long-term care insurance products. These announcements by competitors have disrupted the market and could impact our sales going forward.

We continue pursuing multiple initiatives including: new product issuance and service offerings; investing in care coordination capabilities; maintaining tight expense management; actively exploring alternative reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of June 30, 2011, we have received approvals in 30 states which represent more than 50% of the impacted premiums. The state approval process of an in-force rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s policy anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete over the next few years.

Changes in regulations or government programs, including long-term care insurance rate action legislation and certain aspects of healthcare reform, such as the Community Living Assistance Services and Supports (“CLASS”) Act, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

In June 2011, we reached an agreement to sell our Medicare supplement insurance business for $290 million in cash, subject to customary adjustments based on the amount of capital in the business at closing. We expect to recognize a realized gain on the sale, with the closing of the sale expected to occur in the fourth quarter of 2011.

Wealth management. Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

Our introduction of new investment strategies, the expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us have collectively contributed to our growth in assets under management from sales and positive net flows for nine sequential quarters. Depending upon the direction of equity and fixed income markets in the future, we could see a correlated impact on sales, net flows and assets under management.

On December 31, 2010, we purchased the operating assets of Altegris Capital, LLC (“Altegris”). This acquisition provided a platform of alternative investments including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses, new product sales and relative competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings, relative pricing and company ratings. Our product offerings include current and minimum crediting rates on our spread-based products and surrender charges. Guaranteed benefit features of our in-force variable annuity products provide guaranteed death or living benefits to the consumer.

Refinements of product offerings and related pricing, including reduced commission structures, and investment strategies reflect targeted growth plans to achieve appropriate risk adjusted returns. In January 2011, we discontinued sales of our individual and group variable annuities; however, we will continue to service our existing block of business and accept additional deposits on existing contracts.

In fixed annuities, sales may fluctuate as a result of consumer demand, changes in interest rates, credit spreads, relative pricing, return on capital decisions and as we offer these products using a disciplined approach to manage risks. We have introduced new market value adjustment deferred annuity products in the brokerage general agency (“BGA”) channel and we have re-priced immediate annuities to maintain spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates increase. We have targeted distributors and producers and maintained sales capabilities that align with our focused strategy. We have expanded distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to further expand these distribution relationships while selectively adding additional product offerings.

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

International

International mortgage insurance. Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

Canada and Australia comprise approximately 97% of our international mortgage insurance risk in-force with an estimated average effective loan-to-value ratio of 60% as of June 30, 2011. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our entry and growth in developing international markets will remain selective and disciplined.

In Canada, during the first half of 2011, favorable economic conditions persisted with housing affordability benefiting from low interest rates and historically low unemployment levels. In 2011, the Bank of Canada maintained the overnight rate at 1.0% which was set in 2010 and we expect the Bank of Canada to slightly increase the overnight rate through the remainder of 2011. During the first half of 2011, home prices increased modestly in Canada and we expect home prices to remain consistent with the current levels during the remainder of the year. Additionally, the unemployment rate in Canada improved marginally from the first quarter of 2011.

In Canada, flow new insurance written during the first half of 2011 remained consistent with levels in the first half of 2010. As of June 30, 2011, our 2010 book of business represents 12% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 31% of our insurance in-force. As a result of our large 2007 and 2008 book years and subsequent smaller books seasoning during 2011, earned premiums in Canada are expected to decline moderately relative to 2010 levels. In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes may reduce the amount of flow new insurance written in 2011 primarily due to a smaller refinance market. The impact on net premiums written will depend upon the refinance share of new mortgage originations and the effect of the elimination of the 35-year amortization option. We expect this trend to continue if economic conditions in Canada continue to be favorable and we are able to continue to gradually increase our market share.

Losses in Canada have remained relatively flat from levels experienced in 2010 as improving overall economic conditions and stable housing markets, as well as the success we experienced with our loss mitigation initiatives, were pressured by delinquency trends in Alberta earlier in the year. While loss levels may vary quarterly based on seasonal or event-driven fluctuations, we expect our overall loss levels in Canada to improve modestly over time compared with levels experienced in 2010.

In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers to eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase our effective tax rate on a U.S. GAAP basis, as prior deductions for contributions to the fund lowered the effective tax rate on Canadian earnings. However, this legislation does not change the current government guarantee of 90% provided on mortgages we insure. While we do not anticipate any significant impacts to our business as a result of this legislation, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

As part of our capital optimization strategies, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, repurchased CAD$160 million of its existing common shares through a substantial issuer bid in June 2011. Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and received CAD$90 million and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

In Australia, the economy has slowed, particularly in Queensland, given the economic impact of the flooding in January 2011, pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. As a result, increased levels of new delinquencies were reported by financial institutions in this market, which adversely impacted the results of our operations. The housing market in Australia has remained fairly stable despite home price declines in the second quarter of 2011 and we expect home prices to remain consistent with current levels. Additionally, unemployment levels remained consistent with the first quarter of 2011. In 2011, the Reserve Bank of Australia maintained the cash rate at 4.75% which is consistent with the rate in December 2010 and we expect the Reserve Bank of Australia to maintain the cash rate near current levels through the remainder of the year.

Total mortgage market activity in Australia continued to slow during the first half of 2011 as consumers became more cautious about higher interest rates, rising personal debt levels and global economic uncertainty. Additionally, some lenders were slow to return to the high loan-to-value market. Our flow new insurance written further decreased during the first quarter of 2011 compared to the fourth quarter of 2010 reflecting a smaller mortgage originations market, as well as the economic impact of recent natural disasters. While flow new insurance written in the second quarter of 2011 improved from the first quarter of 2011, we expect flow new insurance written to remain flat compared to 2010 levels for the remainder of the year.

Losses in Australia improved throughout most of 2010 as a result of continued loss mitigation activities and the benefits of the improving economic environment. In the first quarter of 2011, this trend reversed driven by higher reserves for claims anticipated from the natural disasters during that quarter, particularly the flooding in Queensland. In the second quarter of 2011, there was an increase in delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. We expect these pressures to continue through the remainder of 2011 resulting in an elevated loss ratio as was seen in the second quarter of 2011 which may begin to moderate in 2012.

As part of our strategy to reduce dependence on affiliate reinsurance and to aid the capital optimization strategies in Australia, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes in June 2011.

In many of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery.

Over the past several years, we significantly expanded our focus on, and the resources devoted to, loss mitigation initiatives, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications that keep borrowers in their homes, asset management strategies such as arranged and facilitated sales and pursuing recoveries. Loan modification programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower while retaining an interest earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process, including taking early possession of properties to mitigate claim payments. As a result of our expanded focus, there was an increase in the number of loans subject to our loss mitigation initiatives, which had a favorable impact on our results of operations.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

The profitability of our lifestyle protection insurance business improved during 2010 and through the first half of 2011 driven by lower new claim registrations from stabilizing European unemployment levels and the impact of our policy re-pricing and distribution contract restructuring initiatives. Sales during 2010 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Sales in the first quarter of 2011 remained consistent with the fourth quarter of 2010 levels but improved in the second quarter of 2011 as a result of signing new clients during the quarter. We are actively pursuing various growth initiatives to expand our distribution channels and our product offerings which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales or the inability to generate targeted growth in new sales.

New claim registrations on unemployment-related policies declined throughout 2010 and through the first half of 2011 and remain at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a lower loss ratio since the second quarter of 2010 and our loss ratio has remained relatively consistent with the third quarter of 2010. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. We expect unemployment rates in Europe to slowly improve over the next several quarters with regional variation. Additionally, we expect slow but positive European gross domestic product growth, which could positively impact consumer lending demand as well as reduce claim pressures through new job creation.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in numerous outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which place downward pressure on home values. Overall, we anticipate additional declines in home values during 2011 and we expect unemployment and underemployment levels to stabilize and gradually decrease over time though remain elevated for an extended period.

Beginning in 2010, a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, continued to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with the FHA solution. Given ongoing FHA risk management actions, we have seen the private mortgage insurance penetration rate increase through the second quarter of 2011 and expect this to continue given the additional FHA pricing changes effective in April 2011. This increase has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, the industry continues to expect to regain market share over time. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

We continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower rate, delinquencies for these book years continue to drive the level of new delinquencies being reported. While the impact was originally concentrated in certain states and alternative product types, during the last few years, the impact has shifted to more traditional products reflecting the elevated unemployment and underemployment levels throughout the country. Beginning mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. This trend continued through the second quarter of 2011. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market.

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009 and 2010 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels during the second quarter of 2011. However, aging of delinquencies continued to increase through the remainder of 2010 and through the second quarter of 2011; moreover, foreclosures continued increasing and liquidations remained elevated through the same period, thereby resulting in higher levels of claims. If home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during the first half of 2011, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions and targeted settlements, net of reinstatements, which occurred during the six months ended June 30, 2011 resulted in a reduction of expected losses of $252 million compared to $450 million during the six months ended June 30, 2010.

Workouts and loan modifications, which related to loans representing 2% of our primary risk in-force as of June 30, 2011, and occurred during the period then ended, resulted in a reduction of expected losses during the six months ended June 30, 2011 of $195 million compared to $267 million during the six months ended June 30, 2010. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. During the first quarter of 2011, we executed a loan restructuring and modification program with some of our lender partners that resulted in reduced monthly mortgage loan repayment amounts through reductions of the underlying loans’ interest rates or debt forgiveness by lenders, or through a lengthening of the loans’ principal amortization period, or through some combination thereof. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales and other non-cure workouts that occurred during the six months ended June 30, 2011 resulted in a reduction of expected losses of $38 million compared to $28 million that occurred during the six months ended June 30, 2010.

As a result of investigation activities on certain insured delinquent loans, we found certain levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the six months ended June 30, 2011 which reduced our expected losses at the time of rescission by $19 million compared to $155 million that occurred during the six months ended June 30, 2010. We expect limited benefit from rescission actions in future periods.

During 2010, benefits from loss mitigation activities began shifting from rescissions to loan modifications where we expect a majority of our loss mitigation benefits to be achieved going forward. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to decline as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the limited impact from alternative programs to date, we have experienced higher levels of paid claims. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve changes going forward.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the six months ended June 30, 2011, we recorded reinsurance recoveries of $66 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006, 2007 and 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 book years.

We are executing a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by using a portion of common shares of Genworth Canada, with an estimated market value of $375 million, currently held by Brookfield, our indirect wholly-owned subsidiary. Once this transaction is complete, we will continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield will have the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then current market price. Brookfield will also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies. This transaction is undergoing customary regulatory review and is expected to be effective as of June 30, 2011, for statutory financial reporting purposes.

As of June 30, 2011, Genworth Mortgage Insurance Corporation (“GEMICO”) exceeded the maximum risk-to-capital requirement of 25:1. GEMICO is authorized and continues to write new business in North Carolina under a revocable two-year waiver of that state’s maximum 25:1 risk-to-capital requirement limitation, which the North Carolina Department of Insurance (“NCDOI”) approved in a letter dated January 31, 2011. By extension, GEMICO also remains authorized and continues to write business in 34 additional states that do not have a maximum risk-to-capital requirement. Eleven additional states have granted GEMICO the authority to continue to write new business by a waiver (or other communication) regarding their relative state’s risk-to-capital requirements, subject to varying terms and conditions. Consequently, GEMICO is authorized to write new business in 46 states as of June 30, 2011. While we continue to seek this regulatory flexibility through additional state waivers, where available, we expect to manage our capital and business operations so as to maintain capacity to write new profitable business. Currently, we utilize another one of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”), to write business in those four states where GEMICO is restricted under risk-to-capital requirements and where no waiver has been granted to date. We have also taken steps to be able to utilize another one of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Assurance Corporation (“GRMAC”), for similar purposes. In this regard, Fannie Mae has approved both our use of GRMIC-NC and our request that GRMAC be recognized as an eligible insurer. We remain in ongoing consultation with our state regulators and the GSEs regarding our ongoing use of these alternative arrangements, as necessary.

Ratings

Following our announcement on July 20, 2011 that we strengthened reserves by approximately $300 million in our U.S. mortgage insurance business, Standard & Poor’s Financial Services LLC (“S&P”) lowered the financial strength ratings on GEMICO and GRMIC-NC to “BB-” from “BB+.” The “BB” range is the fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “BB-” rating is the thirteenth-highest of S&P’s 21 ratings categories.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$1,455	$1,470	$(15)	(1)%
Net investment income	881	823	58	7%
Net investment gains (losses)	(40)	(139)	99	71%
Insurance and investment product fees and other	359	256	103	40%

Total revenues	2,655	2,410	245	10%

Benefits and expenses:
Benefits and other changes in policy reserves	1,672	1,340	332	25%
Interest credited	204	211	(7)	(3)%
Acquisition and operating expenses, net of deferrals	514	499	15	3%
Amortization of deferred acquisition costs and intangibles	197	179	18	10%
Interest expense	134	109	25	23%

Total benefits and expenses	2,721	2,338	383	16%

Income (loss) before income taxes	(66)	72	(138)	(192)%
Benefit for income taxes	(6)	(5)	(1)	(20)%

Net income (loss)	(60)	77	(137)	(178)%
Less: net income attributable to noncontrolling interests	36	35	1	3%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(96)	$42	$(138)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment was flat as a $22 million increase in our long-term care insurance business was offset by a $12 million decrease in our retirement income business and a $10 million decrease in our life insurance business.

•

Our International segment decreased $4 million as a result of a $21 million decrease in our lifestyle protection insurance business, partially offset by a $17 million increase in our international mortgage insurance business. The three months ended June 30, 2011 included an increase of $44 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $11 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 5.1% for the three months ended June 30, 2011 from 4.8% for the three months ended June 30, 2010. The increase in weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and $16 million of bond calls and prepayments in the current year. Net investment income for the three months ended June 30, 2011 included $7 million of higher gains related to limited partnerships compared to the three months ended June 30, 2010.

•	The three months ended June 30, 2011 included an increase of $13 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $26 million of net other-than-temporary impairments for the three months ended June 30, 2011 as compared to $51 million for the three months ended June 30, 2010. Of total impairments for the three months ended June 30, 2011 and 2010, $17 million and $43 million, respectively, related to structured securities, including $9 million and $23 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended June 30, 2011 and 2010, we recorded $4 million and $5 million, respectively, of impairments related to commercial mortgage loans and $2 million and $4 million, respectively, of impairments related to limited partnership investments. For the three months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $15 million for the three months ended June 30, 2011 were primarily due to $16 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) and $4 million of losses associated with derivatives used to hedge foreign currency risk. These losses were partially offset by $3 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $2 million of gains in other non-qualified interest rate swaps. Net investment losses related to derivatives of $38 million for the three months ended June 30, 2010 were primarily related to $31 million of losses from the change in value of our credit default swaps due to widening credit spreads, $21 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $9 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $15 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $4 million of gains from other non-qualified interest rate swaps, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $2 million of gains from foreign currency options and forward contracts.

•

Net losses related to the sale of available-for-sale securities were $9 million during the three months ended June 30, 2011 compared to net gains of $17 million during the three months ended June 30, 2010. We recorded $14 million of net gains related to trading securities during the three months ended June 30, 2011. We recorded $42 million of lower net losses related to securitization entities during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily associated with lower losses related to derivatives. We also recorded $2 million of gains related to commercial mortgage loans during the three months ended June 30, 2011 attributable to a decrease in the allowance compared to $18 million of losses during the three months ended June 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance.

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

•

Our Retirement and Protection segment increased $88 million largely driven by a $61 million increase in our life insurance business, a $25 million increase in our wealth management business and a $4 million increase in our retirement income business.

•

Our International segment increased $10 million primarily as a result of an increase of $6 million in our international mortgage insurance business and an increase of $4 million in our lifestyle protection insurance business. The three months ended June 30, 2011 did not include a change attributable to changes in foreign exchange rates.

•	Corporate and Other activities increased $4 million.

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

•

Our Retirement and Protection segment increased $43 million primarily attributable to a $62 million increase in our long-term care insurance business and a $7 million increase in our life insurance business, partially offset by a $26 million decrease in our retirement income business.

•

Our International segment decreased $21 million primarily as a result of a decrease of $22 million in our lifestyle protection insurance business, partially offset by an increase of $1 million in our international mortgage insurance business. The three months ended June 30, 2011 included an increase of $13 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $310 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•

Our Retirement and Protection segment decreased $3 million primarily attributable to a $10 million decrease in our retirement income business, partially offset by an $8 million increase in our life insurance business.

•	Corporate and Other activities decreased $4 million.

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

•	Our Retirement and Protection segment increased $22 million primarily attributable to a $20 million increase in our wealth management business and a $2 million increase in our life insurance business.

•

Our International segment was flat as a $6 million decrease in our lifestyle protection insurance business was offset by an increase of $6 million in our international mortgage insurance business. The three months ended June 30, 2011 included an increase of $17 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $9 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment increased $14 million primarily attributable to a $16 million increase in our retirement income business, partially offset by a $2 million decrease in our life insurance business.

•

Our International segment increased $5 million primarily related to a $3 million increase in our lifestyle protection insurance business and a $2 million increase in our international mortgage insurance business. The three months ended June 30, 2011 included an increase of $5 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Our Retirement and Protection segment decreased $3 million related to our life insurance business.

•

Our International segment increased $12 million driven by an increase of $6 million in each of our international mortgage insurance and our lifestyle protection insurance businesses. The three months ended June 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $16 million.

Benefit for income taxes. The effective tax rate increased to 9.1% for the three months ended June 30, 2011 from (6.9)% for the three months ended June 30, 2010. This increase in the effective tax rate was primarily attributable to higher taxes in the current year as a result of a Canadian legislative change as compared to an Australian tax legislative benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. generally accepted accounting principles (“U.S. GAAP”) earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings. The three months ended June 30, 2011 included an increase of $4 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The three months ended June 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We reported a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to a higher net operating loss in our U.S. mortgage insurance business largely related to the reserve strengthening during the three months ended June 30, 2011 and additional tax benefits recognized in the prior year. These decreases were partially offset by higher product fee income and improved investment performance in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2011 was an increase of $14 million, net of tax, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$2,892	$2,940	$(48)	(2)%
Net investment income	1,711	1,588	123	8%
Net investment gains (losses)	(68)	(209)	141	67%
Insurance and investment product fees and other	688	512	176	34%

Total revenues	5,223	4,831	392	8%

Benefits and expenses:
Benefits and other changes in policy reserves	3,081	2,655	426	16%
Interest credited	405	424	(19)	(4)%
Acquisition and operating expenses, net of deferrals	1,014	974	40	4%
Amortization of deferred acquisition costs and intangibles	382	363	19	5%
Interest expense	261	224	37	17%

Total benefits and expenses	5,143	4,640	503	11%

Income before income taxes	80	191	(111)	(58)%
Provision (benefit) for income taxes	24	(98)	122	124%

Net income	56	289	(233)	(81)%
Less: net income attributable to noncontrolling interests	70	69	1	1%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(14)	$220	$(234)	(106)%

Premiums

•

Our Retirement and Protection segment decreased $6 million primarily related to a $28 million decrease in our retirement income business and a $17 million decrease in our life insurance business, partially offset by an increase of $39 million in our long-term care insurance business.

•

Our International segment decreased $31 million as a result of a decrease of $64 million in our lifestyle protection insurance business, partially offset by an increase of $33 million in our international mortgage insurance business. The six months ended June 30, 2011 included an increase of $54 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $11 million.

Net investment income

•

Weighted-average investment yields increased to 5.0% for the six months ended June 30, 2011 from 4.6% for the six months ended June 30, 2010. The increase in weighted-average investment yields was primarily attributable to improved performance of limited partnerships and $20 million of higher bond calls and prepayments in the current year. Net investment income for the six months ended June 30, 2011 included $21 million of gains related to limited partnerships accounted for under the equity method as compared to $24 million of losses for the six months ended June 30, 2010.

•	The six months ended June 30, 2011 included an increase of $18 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $62 million of net other-than-temporary impairments for the six months ended June 30, 2011 as compared to $131 million for the six months ended June 30, 2010. Of total impairments for the six months ended June 30, 2011 and 2010, $38 million and $105 million, respectively, related to structured securities, including $24 million and $59 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million and $5 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we recorded $5 million of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. For the six months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment. For the six months ended June 30, 2010, we also recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $25 million for the six months ended June 30, 2011 were primarily due to $20 million of losses from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the gains in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs and $13 million of losses associated with derivatives used to hedge foreign currency risk. These losses were partially offset by $5 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $3 million of gains in other non-qualified interest rate swaps. Net investment losses related to derivatives of $46 million for the six months ended June 30, 2010 were primarily related to $35 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs, $27 million of losses from the change in value of our credit default swaps due to widening credit spreads and $6 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $13 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $7 million of gains from other non-qualified interest rate swaps and $2 million of gains related to embedded derivatives associated with certain reinsurance agreements.

•

Net losses related to the sale of available-for-sale securities were $11 million during the six months ended June 30, 2011 compared to net gains of $2 million during the six months ended June 30, 2010. We recorded $23 million of higher gains related to trading securities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We recorded $5 million of net gains related to securitization entities during the six months ended June 30, 2011 primarily related to gains on trading securities compared to $36 million of net losses during the six months ended June 30, 2010 primarily associated with derivatives. We also recorded $1 million of gains related to commercial mortgage loans during the six months ended June 30, 2011 attributable to a decrease in the allowance compared to $22 million of losses during the six months ended June 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $166 million largely driven by an increase of $100 million in our life insurance business, an increase of $54 million in our wealth management business and an increase of $12 million in our retirement income business.

•	Our U.S. Mortgage Insurance segment decreased $3 million.

•	Corporate and Other activities increased $3 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $87 million primarily attributable to a $96 million increase in our long-term care insurance business and a $37 million increase in our life insurance business, partially offset by a $46 million decrease in our retirement income business.

•

Our International segment decreased $54 million as a result of a decrease of $58 million in our lifestyle protection insurance business, partially offset by an increase of $4 million in our international mortgage insurance business. The six months ended June 30, 2011 included an increase of $19 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $393 million.

Interest credited

•

Our Retirement and Protection segment decreased $9 million primarily attributable to an $18 million decrease in our retirement income business, partially offset by an $11 million increase in our life insurance business.

•	Corporate and Other activities decreased $10 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $65 million primarily attributable to a $46 million increase in our wealth management business, a $13 million increase in our retirement income business and a $12 million increase in our long-term care insurance business, partially offset by a $6 million decrease in our life insurance business.

•

Our International segment decreased $5 million related to a $12 million decrease in our lifestyle protection insurance business, partially offset by a $7 million increase in our international mortgage insurance business. The six months ended June 30, 2011 included an increase of $15 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $22 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment increased $20 million primarily attributable to a $34 million increase in our retirement income business, partially offset by a $9 million decrease in our life insurance business and a $5 million decrease in our long-term care insurance business.

•

Our International segment was flat as a $7 million decrease in our lifestyle protection insurance business was offset by a $7 million increase in our international mortgage insurance business. The six months ended June 30, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Interest expense

•

Our International segment increased $8 million related to a $12 million increase in our international mortgage insurance business, partially offset by a decrease of $4 million in our lifestyle protection insurance business. The three months ended June 30, 2011 included an increase of $1 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $28 million.

Provision (benefit) for income taxes. The effective tax rate increased to 30.0% for the six months ended June 30, 2011 from (51.3)% for the six months ended June 30, 2010. This increase in the effective tax rate was attributable to changes in uncertain tax benefits in the prior year related to our separation from our former parent and higher taxes in the current year as a result of a Canadian legislative change as compared to an Australian tax legislative benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings. The six months ended June 30, 2011 included an increase of $7 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The six months ended June 30, 2011 included an increase of $4 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We reported a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to a higher loss in our U.S. mortgage insurance business largely related to the reserve strengthening in the current year and additional tax benefits recognized in the prior year. These decreases were partially offset by higher product fee income and improved investment performance in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2011 was an increase of $20 million, net of tax, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2011 was $74 million compared to net operating income available to Genworth Financial, Inc.’s common stockholders of $118 million for the three months ended June 30, 2010. Net operating income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2011 and 2010 was $24 million and $232 million, respectively. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, including net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to

Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis are not substitutes for net income (loss) available to Genworth Financial, Inc.’s common stockholders or net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

The following table includes a reconciliation of net income (loss) to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Net income (loss)	$(60)	$77	$56	$289
Less: net income attributable to noncontrolling interests	36	35	70	69

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(96)	42	(14)	220
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	22	76	38	118
Net tax benefit related to separation from our former parent	—	—	—	(106)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(74)	$118	$24	$232

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.20)	$0.09	$(0.03)	$0.45

Diluted	$(0.20)	$0.08	$(0.03)	$0.45

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.15)	$0.24	$0.05	$0.47

Diluted	$(0.15)	$0.24	$0.05	$0.47

Weighted-average common shares outstanding:
Basic	490.6	489.1	490.4	489.0

Diluted (1)	490.6	494.2	490.4	493.9

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss available to Genworth Financial, Inc.’s common stockholders for the three and six months ended June 30, 2011, we were required to use basic weighted-average common shares outstanding in the calculation for the three and six months ended June 30, 2011 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 3.7 million and 4.0 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss available to Genworth Financial, Inc.’s common stockholders for the three and six months ended June 30, 2011, dilutive potential common shares would have been 494.3 million and 494.4 million, respectively.

Diluted weighted-average shares outstanding in 2010 reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal and term universal life insurance, linked-benefits, spread-based and variable products; (3) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; (5) new insurance written for mortgage insurance; and (6) written premiums, net of cancellations, for our Mexican insurance operations, which in each case reflects the amount of business we generated during each period presented. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales, claims curtailment and other loan workouts and claim mitigation actions. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as they specifically impact current and future loss reserves and level of claim payments.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$822	$822	$—	—%
Net investment income	660	630	30	5%
Net investment gains (losses)	(46)	(69)	23	33%
Insurance and investment product fees and other	348	260	88	34%

Total revenues	1,784	1,643	141	9%

Benefits and expenses:
Benefits and other changes in policy reserves	1,004	961	43	4%
Interest credited	173	176	(3)	(2)%
Acquisition and operating expenses, net of deferrals	274	252	22	9%
Amortization of deferred acquisition costs and intangibles	118	104	14	13%
Interest expense	26	29	(3)	(10)%

Total benefits and expenses	1,595	1,522	73	5%

Income before income taxes	189	121	68	56%
Provision for income taxes	66	40	26	65%

Net income available to Genworth Financial, Inc.’s common stockholders	123	81	42	52%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	26	33	(7)	(21)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$149	$114	$35	31%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$72	$32	$40	125%
Long-term care insurance	31	47	(16)	(34)%
Wealth management	13	10	3	30%
Retirement income	33	25	8	32%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$149	$114	$35	31%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $40 million principally from an $11 million gain on the repurchase of notes secured by our non-recourse funding obligations, favorable mortality, higher investment income, improved persistency and growth of our term universal life insurance product.

•	Our long-term care insurance business decreased $16 million mainly attributable to higher claims in older issued policies, partially offset by the favorable performance of newer issued policies.

•	Our wealth management business increased $3 million primarily from higher average assets under management from market growth and positive net flows.

•

Our retirement income business increased $8 million largely related to an increase of $9 million in our fee-based products from favorable market performance in the current year. This increase was partially offset by a $1 million decrease in our spread-based products from higher amortization due to less favorable adjustments related to lapses, partially offset by more favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•	Our life insurance business decreased $10 million primarily as a result of the runoff of our term life insurance products.

•	Our long-term care insurance business increased $22 million mainly attributable to growth of the in-force block from new sales.

•	Our retirement income business decreased $12 million primarily driven by lower life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $22 million mainly related to higher average invested assets and reinvestment of cash balances. Net investment income in the second quarter of 2011 also included higher gains of $4 million from limited partnerships accounted for under the equity method and $4 million from bond calls and prepayments.

•	Our long-term care insurance business increased $18 million largely as a result of an increase in average invested assets due to growth of our long-term care insurance in-force block.

•

Our retirement income business decreased $10 million primarily attributable to a decline in average invested assets. Net investment income also included $10 million of additional investment income from bond calls and prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment losses in our life insurance business increased $8 million primarily driven by higher losses from the sale of investment securities related to portfolio repositioning.

•

Our long-term care insurance business had net investment losses of $8 million in the current year mainly from impairments. Net investment gains of $4 million in the prior year were primarily attributable to gains from the sale of investment securities related to portfolio repositioning, partially offset by impairments.

•

Net investment losses in our retirement income business decreased $43 million largely attributable to a $37 million decrease in losses related to our spread-based products primarily related to higher derivative gains and higher gains from the sale of investment securities related to portfolio repositioning in the current year compared to prior year. Our fee-based products had $6 million of lower losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year, partially offset by lower derivative gains.

Insurance and investment product fees and other

•

Our life insurance business increased $61 million primarily from growth of our term universal and universal life insurance products and also included a gain of $17 million from the repurchase of notes secured by our non-recourse funding obligations in the current year.

•

Our wealth management business increased $25 million primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010, market growth and positive net flows.

•	Our retirement income business increased $4 million mainly as a result of higher average account values in our fee-based products from favorable market performance.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $7 million principally related to growth of our term universal life insurance product. This increase was partially offset by improved persistency in our term life insurance products in the current year as a result of smaller blocks entering the post-level rate period and overall lower lapse rates and favorable mortality on our universal and term life insurance products in the current year as compared to the prior year.

•	Our long-term care insurance business increased $62 million primarily as a result of the aging and growth of our long-term care insurance in-force block and higher claims on older issued policies.

•

Our retirement income business decreased $26 million largely attributable to a decrease of $22 million from our life-contingent spread-based products as a result of a decline in sales in the current year and more favorable mortality in the current year compared to prior year. Our fee-based products decreased $4 million driven by a decline in our guaranteed minimum death benefit claims.

Interest credited

•	Our life insurance business increased $8 million from the timing of reinsurance activity in the current year.

•

Our retirement income business decreased $10 million from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $2 million primarily related to higher expenses from growth of our term universal life insurance product.

•	Our wealth management business increased $20 million primarily from increased asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010, market growth and positive net flows.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $2 million primarily attributable to lower amortization of deferred acquisition costs related to our term life insurance products in the post-level rate period, partially offset by an increase in amortization of deferred acquisition costs driven by favorable mortality in our universal life insurance products.

•

Our long-term care insurance business was flat as growth of our long-term care insurance in-force block was offset by a decrease in amortization due to deferring costs associated with the sale of joint policies that were incorrectly expensed in prior years as a result of a system conversion in late 2008 that was identified and corrected in the fourth quarter of 2010.

•

Our retirement income business increased $16 million primarily related to an increase of $20 million in our spread-based products principally from less favorable adjustments related to lapses and higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year. This increase was partially offset by a decrease in the account values of these products. Our fee-based products decreased $4 million mainly from favorable equity market performance in the current year, partially offset by an increase in amortization of deferred acquisition costs from lower derivative losses.

Interest expense. Interest expense decreased $3 million related to our life insurance business from the write-off of capitalized costs associated with our non-recourse funding obligations in the prior year, partially offset by higher letter of credit fees in the current year.

Provision for income taxes. The effective tax rate increased to 34.9% for the three months ended June 30, 2011 from 33.1% for the three months ended June 30, 2010. The increase in the effective tax rate was primarily attributable to tax favored investment benefits in relation to higher pre-tax earnings in the current year compared to the prior year.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$1,640	$1,646	$(6)	—%
Net investment income	1,288	1,224	64	5%
Net investment gains (losses)	(74)	(136)	62	46%
Insurance and investment product fees and other	668	502	166	33%

Total revenues	3,522	3,236	286	9%

Benefits and expenses:
Benefits and other changes in policy reserves	1,993	1,906	87	5%
Interest credited	341	350	(9)	(3)%
Acquisition and operating expenses, net of deferrals	547	482	65	13%
Amortization of deferred acquisition costs and intangibles	229	209	20	10%
Interest expense	52	51	1	2%

Total benefits and expenses	3,162	2,998	164	5%

Income before income taxes	360	238	122	51%
Provision for income taxes	125	73	52	71%

Net income available to Genworth Financial, Inc.’s common stockholders	235	165	70	42%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	41	71	(30)	(42)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$276	$236	$40	17%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$124	$69	$55	80%
Long-term care insurance	71	87	(16)	(18)%
Wealth management	23	21	2	10%
Retirement income	58	59	(1)	(2)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$276	$236	$40	17%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $55 million from growth of our term universal life insurance product, an $11 million gain on the repurchase of notes secured by our non-recourse funding obligations, an $8 million favorable cumulative impact from a recent change in premium taxes in Virginia and higher investment income. These increases were partially offset by the runoff of our term life insurance products. The prior year also included an unfavorable reinsurance adjustment of $5 million and a favorable tax settlement that did not recur.

•	Our long-term care insurance business decreased $16 million as higher claims in older issued policies were partially offset by the favorable performance of newer issued policies.

•

Our wealth management business increased $2 million as a result of higher average assets under management from market growth and positive net flows which were partially offset by a $2 million favorable tax adjustment in the prior year that did not recur.

•

Our retirement income business was relatively flat. Our fee-based products increased $3 million mainly attributable to favorable market performance, partially offset by an $8 million favorable adjustment to deferred acquisition costs in the prior year that did not recur and a $7 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings announced in 2011. Our spread-based products decreased $4 million primarily from an increase in amortization due to less favorable adjustments related to lapses and a decrease in net investment income, partially offset by more favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•

Our life insurance business decreased $17 million primarily as a result of the runoff of our term life insurance products, partially offset by an unfavorable reinsurance adjustment of $8 million in the prior year that did not recur.

•	Our long-term care insurance business increased $39 million mainly attributable to growth in the in-force block from new sales.

•	Our retirement income business decreased $28 million primarily driven by lower life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $46 million mainly related to higher average invested assets and reinvestment of cash balances. Net investment income for the six months ended June 30, 2011 also included gains of $9 million from limited partnerships accounted for under the equity method compared to losses of $2 million in the prior year and $6 million of additional investment income from bond calls and prepayments in the current year.

•

Our long-term care insurance business increased $37 million largely as a result of an increase in average invested assets due to growth of our long-term care insurance in-force block. These increases were partially offset by an unfavorable adjustment of $6 million related to the accounting for interest rate swaps in the current year.

•

Our retirement income business decreased $19 million primarily attributable to a decline in average invested assets. Net investment income for the six months ended June 30, 2011 also included $14 million of additional income from bond calls and prepayments and higher gains of $5 million from limited partnerships accounted for under the equity method compared to prior year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment losses in our life insurance business decreased $18 million primarily driven by lower impairments in the current year.

•

Our long-term care insurance business had net investment losses of $16 million in the current year mainly from impairments compared to net investment gains of $6 million in the prior year primarily from derivative gains and gains from the sale of investment securities related to portfolio repositioning, partially offset by impairments.

•

Net investment losses in our retirement income business decreased $66 million largely attributable to a $52 million decrease in our spread-based products primarily related to derivative gains in the current year compared to losses in the prior year and higher gains from the sale of investment securities related to portfolio repositioning in the current year. Our fee-based products had $14 million in lower losses primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to losses in the prior year.

Insurance and investment product fees and other

•

Our life insurance business increased $100 million primarily from growth of our term universal and universal life insurance products and also included a gain of $17 million from the repurchase of notes secured by our non-recourse funding obligations in the current year.

•

Our wealth management business increased $54 million primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010, market growth and positive net flows.

•	Our retirement income business increased $12 million mainly as a result of higher average account values in our fee-based products from favorable market performance.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business increased $37 million principally related to growth of our term universal life insurance product, partially offset by the runoff of our term life insurance products.

•	Our long-term care insurance business increased $96 million primarily as a result of the aging and growth of our long-term care insurance in-force block and higher claims on older issued policies.

•

Our retirement income business decreased $46 million largely attributable to a decrease of $39 million from our life-contingent spread-based products as a result of a decline in sales in the current year and more favorable mortality in the current year compared to prior year. Our fee-based products decreased $7 million driven by a decline in our guaranteed minimum death benefit claims.

Interest credited

•	Our life insurance business increased $11 million from the timing of reinsurance activity in the current year.

•

Our retirement income business decreased $18 million from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $6 million primarily related to a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia in the first quarter of 2011, partially offset by higher expenses from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $12 million largely attributable to growth of our long-term care insurance in-force block.

•	Our wealth management business increased $46 million primarily from increased asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010, market growth and positive net flows.

•

Our retirement income business increased $13 million largely driven by a $9 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings announced in 2011 and an increase of $4 million from an accrual related to guarantee funds in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $9 million primarily attributable to lower amortization of deferred acquisition costs related to our term life insurance policies in the post-level rate period and a decrease in amortization of present value of future profits driven by higher mortality in our universal life insurance products. These decreases were partially offset by an increase in amortization of deferred acquisition costs due to growth of our universal life insurance products.

•

Our long-term care insurance business decreased $5 million primarily from a decrease in amortization due to deferring costs associated with the sale of joint policies that were incorrectly expensed in prior years as a result of a system conversion in late 2008 that was identified and corrected in the fourth quarter of 2010 that was partially offset by growth of our long-term care insurance in-force block.

•

Our retirement income business increased $34 million primarily related to an increase of $25 million in our spread-based products mainly from less favorable adjustments related to lapses and higher amortization of deferred acquisition costs attributable to lower net investment losses in the current year. This increase was partially offset by a decrease in the account values of these products. Our fee-based products increased $9 million principally from a $12 million favorable adjustment recorded in the prior year that did not recur and an increase in amortization of deferred acquisition costs from lower derivative losses in the current year, partially offset by favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate increased to 34.7% for the six months ended June 30, 2011 from 30.7% for the six months ended June 30, 2010. The increase in the effective tax rate was primarily attributable to tax favored investment benefits in relation to higher pre-tax earnings in the current year compared to the prior year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Term life insurance
Net earned premiums	$218	$228	$(10)	(4)%	$437	$452	$(15)	(3)%
Annualized first-year premiums	—	4	(4)	(100)%	—	18	(18)	(100)%
Term universal life insurance
Net deposits	$45	$14	$31	NM (1)	$80	$19	$61	NM (1)
Annualized first-year deposits	36	24	12	50%	67	34	33	97%
Universal and whole life insurance
Net earned premiums and deposits	$156	$121	$35	29%	$318	$239	$79	33%
Universal life annualized first-year deposits	9	10	(1)	(10)%	20	17	3	18%
Universal life excess deposits	35	28	7	25%	71	48	23	48%
Linked-benefits (2)	25	—	25	NM (1)	48	—	48	NM (1)
Total life insurance
Net earned premiums and deposits	$419	$363	$56	15%	$835	$710	$125	18%
Annualized first-year premiums	—	4	(4)	(100)%	—	18	(18)	(100)%
Annualized first-year deposits	45	34	11	32%	87	51	36	71%
Universal life excess deposits	35	28	7	25%	71	48	23	48%
Linked-benefits (2)	25	—	25	NM (1)	48	—	48	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

In the first quarter of 2011, we began reporting the results of the linked-benefits product for universal life insurance in our life insurance business. The linked-benefits product for universal life insurance was previously reported in our long-term care insurance business. The amounts associated with this product were not material and the prior period amounts were not re-presented.

	As of June 30,		Percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Term life insurance
Life insurance in-force, net of reinsurance	$447,336	$468,098	(4)%
Life insurance in-force before reinsurance	580,113	612,284	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$73,569	$17,754	NM (1)
Life insurance in-force before reinsurance	74,107	17,820	NM (1)
Universal and whole life insurance
Life insurance in-force, net of reinsurance	$44,207	$43,743	1%
Life insurance in-force before reinsurance	50,884	50,617	1%
Total life insurance
Life insurance in-force, net of reinsurance	$565,112	$529,595	7%
Life insurance in-force before reinsurance	705,104	680,721	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term life insurance

Net earned premiums decreased mainly as a result of the runoff of our term life insurance products. For the six months ended June 30 2011, the decrease was partially offset by an unfavorable reinsurance adjustment of $8 million in the prior year that did not recur. The in-force block also decreased due to runoff.

Term universal life insurance

Net deposits increased due to growth of this product since its introduction in late 2009. The in-force block has increased primarily driven by strong production and product adoption.

Universal and whole life insurance

Net earned premiums and deposits increased due primarily to the growth of our universal life insurance products. The in-force block was relatively flat as the growth in our universal life insurance products was offset by the continued runoff of our closed block of whole life insurance.

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Net earned premiums:
Long-term care	$495	$480	$15	3%	$987	$959	$28	3%
Medicare supplement and other	85	78	7	9%	169	158	11	7%

Total	$580	$558	$22	4%	$1,156	$1,117	$39	3%

Annualized first-year premiums and deposits	$69	$60	$9	15%	$134	$127	$7	6%

Net earned premiums increased mainly attributable to growth in our in-force block from new sales.

The increase in annualized first-year premiums and deposits was primarily attributable to growth in our individual long-term care insurance products, partially offset by a change in reporting related to our linked-benefits products. In the first quarter of 2011, we began reporting the results of the linked-benefits products for universal life insurance and single premium deferred annuity products in our life insurance and spread-based retirement income businesses, respectively. The linked-benefits products were previously reported in our long-term care insurance business.

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Assets under management, beginning of period	$25,551	$20,037	$24,740	$18,865
Gross flows	1,807	1,362	3,865	2,837
Redemptions	(1,143)	(926)	(2,846)	(1,897)

Net flows	664	436	1,019	940
Market performance	(285)	(925)	171	(257)

Assets under management, end of period	$25,930	$19,548	$25,930	$19,548

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantavis Consulting, Inc. and the Altegris companies.

The increase in assets under management was attributable to market growth, positive net flows and the acquisition of Altegris on December 31, 2010.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Income Distribution Series (1)
Account value, beginning of period	$6,687	$6,135	$6,590	$5,943
Deposits	33	141	150	314
Surrenders, benefits and product charges	(171)	(150)	(356)	(277)

Net flows	(138)	(9)	(206)	37
Interest credited and investment performance	57	(162)	222	(16)

Account value, end of period	$6,606	$5,964	$6,606	$5,964

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,096	$2,048	$2,078	$2,016
Deposits	3	25	20	52
Surrenders, benefits and product charges	(100)	(70)	(188)	(135)

Net flows	(97)	(45)	(168)	(83)
Interest credited and investment performance	13	(124)	102	(54)

Account value, net of reinsurance, end of period	$2,012	$1,879	$2,012	$1,879

Variable life insurance
Account value, beginning of period	$319	$303	$313	$298
Deposits	3	3	6	6
Surrenders, benefits and product charges	(11)	(8)	(22)	(18)

Net flows	(8)	(5)	(16)	(12)
Interest credited and investment performance	3	(19)	17	(7)

Account value, end of period	$314	$279	$314	$279

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

Variable life insurance

We no longer solicit sales of this product; however, we continue to service our existing block of business.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Fixed annuities
Account value, beginning of period	$10,660	$11,234	$10,819	$11,409
Deposits	275	92	395	133
Surrenders, benefits and product charges	(441)	(304)	(809)	(616)

Net flows	(166)	(212)	(414)	(483)
Interest credited	88	95	177	191

Account value, end of period	$10,582	$11,117	$10,582	$11,117

Single premium immediate annuities
Account value, beginning of period	$6,411	$6,593	$6,528	$6,675
Premiums and deposits	85	100	170	195
Surrenders, benefits and product charges	(253)	(251)	(509)	(516)

Net flows	(168)	(151)	(339)	(321)
Interest credited	82	87	165	175
Effect of accumulated net unrealized investment gains (losses)	59	—	30	—

Account value, end of period	$6,384	$6,529	$6,384	$6,529

Structured settlements
Account value, net of reinsurance, beginning of period	$1,113	$1,115	$1,113	$1,115
Surrenders, benefits and product charges	(14)	(15)	(29)	(29)

Net flows	(14)	(15)	(29)	(29)
Interest credited	14	15	29	29

Account value, net of reinsurance, end of period	$1,113	$1,115	$1,113	$1,115

Total premiums from spread-based products	$20	$32	$40	$68

Total deposits on spread-based products	$340	$160	$525	$260

Fixed annuities

Account value of our fixed annuities decreased as surrenders exceeded deposits. Sales increased in the current year driven by reduced commission offerings but remain at lower levels given the low interest rate environment and other market conditions.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as payouts exceeded premiums and deposits. Sales have slowed given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of this product; however, we continue to service our existing block of business.

International segment

Segment results of operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$491	$495	$(4)	(1)%
Net investment income	152	127	25	20%
Net investment gains (losses)	6	1	5	NM (1)
Insurance and investment product fees and other	9	(1)	10	NM (1)

Total revenues	658	622	36	6%

Benefits and expenses:
Benefits and other changes in policy reserves	142	163	(21)	(13)%
Acquisition and operating expenses, net of deferrals	205	205	—	—%
Amortization of deferred acquisition costs and intangibles	72	67	5	7%
Interest expense	22	10	12	120%

Total benefits and expenses	441	445	(4)	(1)%

Income before income taxes	217	177	40	23%
Provision for income taxes	71	35	36	103%

Net income	146	142	4	3%
Less: net income attributable to noncontrolling interests	36	35	1	3%

Net income available to Genworth Financial, Inc.’s common stockholders	110	107	3	3%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	(2)	(1)	(50)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$107	$105	$2	2%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$82	$93	$(11)	(12)%
Lifestyle protection insurance	25	12	13	108%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$107	$105	$2	2%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The three months ended June 30, 2011 included increases of $11 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business decreased from higher taxes and interest expense, partially offset by lower overall losses and higher investment income.

•

Our lifestyle protection insurance business increased attributable to lower new claim registrations from improving economic conditions and a favorable impact from our re-pricing actions taken in 2010, partially offset by reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $17 million and our lifestyle protection insurance business decreased $21 million.

•

The three months ended June 30, 2011 included increases of $24 million and $20 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was primarily related to lower premiums in Canada and Australia attributable to seasoning of our in-force blocks of business. In addition, in Australia, lower ceded affiliated reinsurance was largely offset by a decrease in premiums from a lower rate of policy cancellations in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. These decreases were partially offset by re-pricing actions taken during 2010.

Net investment income

•	Our international mortgage insurance business increased $10 million and our lifestyle protection insurance business increased $15 million.

•

The three months ended June 30, 2011 included increases of $9 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat as higher average invested assets were offset by lower investment yields.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a higher gain position in the current year.

Insurance and investment product fees and other

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business increased $4 million.

•	The increase in our international mortgage insurance business was mainly attributable to currency transactions related to a foreign branch in the current year.

•	The increase in our lifestyle protection insurance business was mainly attributable to non-functional currency transactions attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $1 million and our lifestyle protection insurance business decreased $22 million.

•

The three months ended June 30, 2011 included increases of $10 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was primarily driven by lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities. In Australia, losses increased primarily as a result of higher new delinquencies from the seasoning of our in-force block of business and a higher average reserve per delinquency reflecting the economic impact of recent flooding, partially offset by lower paid claims. Losses in Canada were relatively flat as lower severity from overall economic improvement in the current year was offset by new delinquencies in Alberta which have a higher average reserve per delinquency.

•	The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business decreased $6 million.

•

The three months ended June 30, 2011 included increases of $4 million and $13 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	The increase in our international mortgage insurance business was driven by lower net deferred acquisition costs which were partially offset by lower overall expenses.

•

The decrease in our lifestyle protection insurance business was driven by a decrease in paid commissions related to a decline in new business, partially offset by an increase in profit commissions driven by lower claims.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $2 million and our lifestyle protection insurance business increased $3 million.

•

The three months ended June 30, 2011 included increases of $2 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business was flat as higher amortization of deferred acquisition costs from the seasoning of our in-force blocks of business in Australia and Canada was offset by lower amortization in Europe as a result of lender settlements in the prior year.

•

Excluding the effects of foreign exchange, our lifestyle protection insurance business was flat as our runoff block of business was offset by higher amortization of deferred acquisition costs in the current year due to a favorable client adjustment in the prior year that did not recur.

Interest expense

•	Our international mortgage insurance and lifestyle protection insurance businesses each increased $6 million.

•

The three months ended June 30, 2011 included increases of $1 million attributable to changes in foreign exchange rates in both our international mortgage insurance and lifestyle protection businesses.

•	The increase in our international mortgage insurance business was related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

•

The increase in our lifestyle protection insurance business was due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year.

Provision for income taxes. The effective tax rate increased to 32.7% for the three months ended June 30, 2011 from 19.8% for the three months ended June 30, 2010. This increase in the effective tax rate was primarily attributable to higher taxes in the current year as a result of a Canadian legislative change as compared to an Australian tax legislative benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings. The three months ended June 30, 2011 included increases of $3 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$968	$999	$(31)	(3)%
Net investment income	295	259	36	14%
Net investment gains (losses)	12	10	2	20%
Insurance and investment product fees and other	15	5	10	200%

Total revenues	1,290	1,273	17	1%

Benefits and expenses:
Benefits and other changes in policy reserves	283	337	(54)	(16)%
Acquisition and operating expenses, net of deferrals	403	408	(5)	(1)%
Amortization of deferred acquisition costs and intangibles	139	139	—	—%
Interest expense	41	33	8	24%

Total benefits and expenses	866	917	(51)	(6)%

Income before income taxes	424	356	68	19%
Provision for income taxes	117	85	32	38%

Net income	307	271	36	13%
Less: net income attributable to noncontrolling interests	70	69	1	1%

Net income available to Genworth Financial, Inc.’s common stockholders	237	202	35	17%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(6)	(6)	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$231	$196	$35	18%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$181	$172	$9	5%
Lifestyle protection insurance	50	24	26	108%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$231	$196	$35	18%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The six months ended June 30, 2011 included increases of $18 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business decreased from higher taxes and interest expense, partially offset by lower overall losses and higher investment income.

•

Our lifestyle protection insurance business increased attributable to lower new claim registrations from improving economic conditions and a favorable impact from our re-pricing actions taken in 2010, partially offset by reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $33 million and our lifestyle protection insurance business decreased $64 million.

•

The six months ended June 30, 2011 included increases of $41 million and $13 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, the decrease in our international mortgage insurance business was related to lower overall premiums attributable to the seasoning of our in-force blocks of business. In addition, in Australia, lower ceded affiliated reinsurance was more than offset by a decrease in premiums from a lower rate of policy cancellations and lower flow new business volume in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year.

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

Net investment income

•	Our international mortgage insurance business increased $20 million and our lifestyle protection insurance business increased $16 million.

•

The six months ended June 30, 2011 included increases of $16 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily as a result of higher average invested assets in Australia and Canada, partially offset by lower investment yields in Canada.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a higher gain position in the current year.

Insurance and investment product fees and other

•	Our international mortgage and lifestyle protection insurance businesses each increased $5 million.

•	The increase in our international mortgage insurance business was mainly attributable to currency transactions related to a foreign branch in the current year.

•	The increase in our lifestyle protection insurance business was mainly attributable to non-functional currency transactions as the result of changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $4 million and our lifestyle protection insurance business decreased $58 million.

•

The six months ended June 30, 2011 included increases of $17 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business decrease was primarily driven by lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities. In Australia, losses increased primarily as a result of higher new delinquencies from seasoning of our in-force block of business and a higher average reserve per delinquency reflecting the economic impact of the recent flooding. Partially offsetting this increase was lower paid claims in Australia as a result of lender settlements in the prior year. Losses in Canada were relatively flat as lower severity from overall economic improvement in the current year was offset by new delinquencies in Alberta which have a higher average reserve per delinquency.

•	The decrease in our lifestyle protection insurance business was largely attributable to a decrease in claim reserves from declining claim registrations.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business decreased $12 million.

•

The six months ended June 30, 2011 included increases of $6 million and $9 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat as lower net deferred acquisition costs were offset by lower overall expenses.

•

The decrease in our lifestyle protection insurance business was driven by a decrease in paid commissions related to a decline in new business, partially offset by an increase in profit commissions driven by lower claims. Additionally, there was a favorable commission adjustment in the first quarter of 2010 that was offset in premiums.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $7 million and our lifestyle protection insurance business decreased $7 million.

•

The six months ended June 30, 2011 included increases of $4 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business resulted primarily from an increase related to software and higher amortization of deferred acquisition costs from the seasoning of our in-force blocks of business in Australia and Canada. This increase was partially offset by lower amortization in Europe as the result of lender settlements in the prior year.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business. Additionally, there was an unfavorable adjustment in the first quarter of 2010 related to the timing of receiving client data that was offset in premiums.

Interest expense

•	Our international mortgage insurance business increased $12 million and our lifestyle protection insurance business decreased $4 million.

•	The six months ended June 30, 2011 included an increase of $1 million attributable to changes in foreign exchange rates in our international mortgage insurance business.

•	The increase in our international mortgage insurance business was related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

•

The decrease in our lifestyle protection insurance business was due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

Provision for income taxes. The effective tax rate increased to 27.6% for the six months ended June 30, 2011 from 23.9% for the six months ended June 30, 2010. This increase in the effective tax rate was primarily attributable to higher taxes in the current year as a result of a Canadian legislative change as compared to an Australian tax legislative benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings. The six months ended June 30, 2011 included an increase of $7 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force	$597,900	$484,100	$113,800	24%
Risk in-force	201,600	163,000	38,600	24%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
New insurance written	$17,800	$14,900	$2,900	19%	$30,500	$28,800	$1,700	6%
Net premiums written	257	218	39	18%	429	381	48	13%
Net earned premiums	268	251	17	7%	530	497	33	7%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an

“effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and six months ended June 30, 2011 and 2010, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written in Canada and Australia, partially offset by cancellations in Australia and loss mitigation activities in Europe during 2010. Primary insurance in-force and risk in-force included increases of $92.7 billion and $31.3 billion, respectively, attributable to changes in foreign exchange rates as of June 30, 2011.

New insurance written

For the three months ended June 30, 2011, new insurance written increased primarily as a result of increases in bulk transactions in Canada, Australia and Europe in the current year. These increases were partially offset by decreases in flow new insurance written in Australia and Canada as a result of smaller mortgage originations markets. In addition, flow new insurance written declined in Europe due to lower volume from existing lenders. The three months ended June 30, 2011 included an increase of $1.8 billion attributable to changes in foreign exchange rates.

For the six months ended June 30, 2011, excluding the effects of foreign exchange, new insurance written decreased primarily as a result of decreases in flow new insurance written in Australia and Canada as a result of smaller mortgage originations markets. In addition, flow new insurance written declined in Europe due to lower volume from existing lenders. These decreases were partially offset by increases in bulk transactions in Australia, Europe and Canada in the current year. The six months ended June 30, 2011 included an increase of $2.8 billion attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2011, our unearned premium reserves were $3.1 billion, including an increase of $0.4 billion attributable to changes in foreign exchange rates, compared to $2.8 billion as of June 30, 2010. Excluding the effects of foreign exchange, our unearned premium reserves decreased primarily related to seasoning of our in-force block of business.

For the three and six months ended June 30, 2011, net premiums written increased primarily from higher average price, bulk new insurance written in Australia, Canada and Europe and lower ceded affiliated reinsurance premiums in Australia in the current year. These increases were partially offset by lower flow net premiums written in Canada as an increase in market share was more than offset by lower business volume with loan-to-value ratios of more than 90%. The three and six months ended June 30, 2011 included increases of $22 million and $33 million, respectively, attributable to changes in foreign exchange rates.

For the three months ended June 30, 2011, excluding the effects of foreign exchange, net earned premiums decreased primarily related to lower premiums in Canada and Australia attributable to the seasoning of our in-force blocks of business. In addition, in Australia, lower ceded affiliated reinsurance was largely offset by a decrease in premiums from a lower rate of policy cancellations in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year. The three months ended June 30, 2011 included an increase of $24 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2011, excluding the effects of foreign exchange, net earned premiums decreased related to lower overall premiums attributable to the seasoning of our in-force blocks of business. In addition, in Australia, lower ceded affiliated reinsurance was more than offset by a decrease in premiums from a lower rate of policy cancellations and lower flow new business volume in the current year. In Europe, premiums decreased as a result of lender settlements in the prior year. The six months ended June 30, 2011 included an increase of $41 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Loss ratio	40%	42%	(2)%	41%	43%	(2)%
Expense ratio	31%	33%	(2)%	37%	38%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio for the three and six months ended June 30, 2011 was primarily attributable to lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities. In Australia, the loss ratio increased primarily from higher reserves driven by higher new delinquencies from the seasoning of our in-force block of business and the economic impact of the recent flooding.

The decrease in the expense ratio for the three and six months ended June 30, 2011 was primarily attributable to an increase in net premiums written, partially offset by higher general expenses.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Primary insurance:
Insured loans in-force	3,004,011	2,986,059	2,938,624
Delinquent loans	22,495	21,082	22,093
Percentage of delinquent loans (delinquency rate)	0.75%	0.71%	0.75%

Flow loans in-force	2,486,842	2,468,354	2,447,543
Flow delinquent loans	19,070	17,684	19,219
Percentage of flow delinquent loans (delinquency rate)	0.77%	0.72%	0.79%

Bulk loans in-force	517,169	517,705	491,081
Bulk delinquent loans (1)	3,425	3,398	2,874
Percentage of bulk delinquent loans (delinquency rate)	0.66%	0.66%	0.59%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,403 as of June 30, 2011, 3,376 as of December 31, 2010 and 2,858 as of June 30, 2010.

Flow loans in-force increased primarily from growth in Canada during the current year while bulk loans in-force decreased primarily due to cancellations in Australia. Delinquent loans increased from higher delinquencies in Australia and Europe as a result of the seasoning of our in-force blocks of business, partially offset by lower delinquencies in Canada and Mexico.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$469	$424	$45	11%	$892	$861	$31	4%
Net earned premiums	223	244	(21)	(9)%	438	502	(64)	(13)%

Gross written premiums, premium equivalents and deposits

Gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, increased from sales growth. The three and six months ended June 30, 2011 included increases of $40 million and $27 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended June 30, 2011, the decrease was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. The three months ended June 30, 2011 included an increase of $20 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2011, the decrease was primarily attributable to our runoff business and a decrease in premium volume driven by reduced levels of consumer lending. Additionally, there was a favorable premium adjustment related to the timing of receiving client data which was partially offset by an unfavorable reinsurance adjustment in the first quarter of 2010, both of which were offset in expenses. The six months ended June 30, 2011 included an increase of $13 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$142	$153	$(11)	(7)%
Net investment income	26	31	(5)	(16)%
Net investment gains (losses)	1	(3)	4	133%
Insurance and investment product fees and other	1	—	1	—%

Total revenues	170	181	(11)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	526	216	310	144%
Acquisition and operating expenses, net of deferrals	35	33	2	6%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	565	253	312	123%

Loss before income taxes	(395)	(72)	(323)	NM (1)
Benefit for income taxes	(143)	(29)	(114)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(252)	(43)	(209)	NM (1)
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	3	(4)	(133)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(253)	$(40)	$(213)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to the reserve strengthening in the second quarter of 2011 from a decline in the cure rates and continued aging of existing delinquent loans.

Revenues

Premiums decreased driven by lower new insurance written as a result of a smaller mortgage insurance origination market and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by less policy coverage rescission activity.

Net investment income decreased primarily due to lower average invested assets and lower yield from holding higher cash balances.

The increase in net investment gains was primarily driven by higher gains on the sale of investments from portfolio repositioning activities.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $343 million, partially offset by a decrease in net paid claims of $33 million. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. These increases were partially offset by lower new delinquencies. The decrease in net paid claims was attributable to lower claim counts and lower average claim payments reflecting lower loan balances.

Benefit for income taxes. The effective tax rate decreased to 36.2% for the three months ended June 30, 2011 from 40.3% for the three months ended June 30, 2010. This decrease in the effective tax rate was primarily attributable to tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$284	$295	$(11)	(4)%
Net investment income	59	61	(2)	(3)%
Net investment gains (losses)	2	1	1	100%
Insurance and investment product fees and other	2	5	(3)	(60)%

Total revenues	347	362	(15)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	805	412	393	95%
Acquisition and operating expenses, net of deferrals	69	67	2	3%
Amortization of deferred acquisition costs and intangibles	8	7	1	14%

Total benefits and expenses	882	486	396	81%

Loss before income taxes	(535)	(124)	(411)	NM (1)
Benefit for income taxes	(202)	(48)	(154)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(333)	(76)	(257)	NM (1)
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	—%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(334)	$(76)	$(258)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to the reserve strengthening in the second quarter of 2011 from a decline in the cure rates and continued aging of existing delinquent loans.

Revenues

Premiums decreased driven by lower new insurance written as a result of a smaller mortgage insurance origination market and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by less policy coverage rescission activity.

Net investment income decreased primarily related to lower average invested assets, partially offset by a preferred stock dividend in the current year.

The increase in net investment gains was primarily driven by gains on the sale of investments from portfolio repositioning activities.

Insurance and investment product fees and other income decreased primarily from the commutation of a captive trust in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $601 million, partially offset by a decrease in net paid claims of $208 million. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. These increases were partially offset by lower new delinquencies. The decrease in net paid claims was attributable to lower claim counts and lower average claim payments reflecting lower loan balances. The prior year also included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million that did not recur.

Benefit for income taxes. The effective tax rate decreased to 37.8% for the six months ended June 30, 2011 from 38.7% for the six months ended June 30, 2010. This decrease in the effective tax rate was primarily attributable to tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force	$120,900	$131,900	$(11,000)	(8)%
Risk in-force	28,300	30,700	(2,400)	(8)%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
New insurance written	$1,900	$2,200	$(300)	(14)%	$4,300	$3,900	$400	10%
Net premiums written	145	152	(7)	(5)%	287	294	(7)	(2)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions, as well as a smaller mortgage insurance market in the current year. Risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards as well as a weak housing market and reduced mortgage credit liquidity. Flow persistency was 86% and 87% for the six months ended June 30, 2011 and 2010, respectively.

New insurance written

For the three months ended June 30, 2011, new insurance written decreased primarily driven by a slight decline in our mortgage insurance market share, coupled with a decline in mortgage originations. For the six months ended June 30, 2011, new insurance written increased primarily driven by an increase in the overall mortgage insurance market following FHA pricing changes.

Net premiums written

For the three months ended June 30, 2011, net premiums written decreased due to lower new insurance written as a result of a decline in our mortgage insurance market share and lower premiums assumed from an affiliate under an intercompany reinsurance agreement. For the six months ended June 30, 2011, net premiums written decreased due to lower reinsurance premiums, partially offset by higher new insurance written as a result of an overall increase in the mortgage insurance market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Loss ratio	369%	141%	228%	283%	140%	143%
Expense ratio	27%	25%	2%	27%	25%	2%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three and six months ended June 30, 2011 increased primarily attributable to a reserve strengthening of $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. These increases were partially offset by lower new delinquencies and a decrease in paid claims attributable to lower claim counts and lower average claim payments reflecting lower loan balances. The six months ended June 30, 2010 also included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million.

The expense ratio increased as a result of a decrease in net premiums written for the three and six months ended June 30, 2011.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Primary insurance:
Insured loans in-force	746,740	781,024	821,617
Delinquent loans	87,464	95,395	101,759
Percentage of delinquent loans (delinquency rate)	11.71%	12.21%	12.39%

Flow loans in-force	658,251	687,964	723,301
Flow delinquent loans	84,442	92,225	98,771
Percentage of flow delinquent loans (delinquency rate)	12.83%	13.41%	13.66%

Bulk loans in-force	88,489	93,060	98,316
Bulk delinquent loans (1)	3,022	3,170	2,988
Percentage of bulk delinquent loans (delinquency rate)	3.42%	3.41%	3.04%

A minus and sub-prime loans in-force	73,211	77,822	83,859
A minus and sub-prime delinquent loans	20,284	22,827	24,867
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	27.71%	29.33%	29.65%

Pool insurance:
Insured loans in-force	16,943	17,880	19,473
Delinquent loans	931	989	831
Percentage of delinquent loans (delinquency rate)	5.49%	5.53%	4.27%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,569 as of June 30, 2011, 1,713 as of December 31, 2010 and 1,478 as of June 30, 2010.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, adjustable rate mortgages (“ARMs”) and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	20,255	$193	$810	24%
4 – 11 payments	26,099	714	1,186	60%
12 payments or more	38,088	1,349	1,901	71%

Total	84,442	$2,256	$3,897	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2010
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	24,104	$152	$959	16%
4 – 11 payments	33,635	754	1,546	49%
12 payments or more	34,486	1,142	1,757	65%

Total	92,225	$2,048	$4,262	48%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2011	Percent of total reserves as of June 30, 2011 (1)	Delinquency rate
			June 30, 2011	December 31, 2010	June 30, 2010
By Region:
Southeast (2)	22%	35%	16.37%	16.79%	17.06%
South Central (3)	16	12	9.90%	11.00%	11.41%
Northeast (4)	14	12	11.71%	11.66%	10.85%
North Central (5)	12	11	11.36%	11.51%	11.50%
Pacific (6)	11	13	13.29%	14.39%	15.83%
Great Lakes (7)	9	7	8.49%	8.92%	9.08%
Plains (8)	6	3	7.75%	8.14%	7.59%
New England (9)	5	3	10.36%	10.71%	11.11%
Mid-Atlantic (10)	5	4	10.12%	10.67%	11.23%

Total	100%	100%	11.71%	12.21%	12.39%

(1)	Total reserves were $2,506 million as of June 30, 2011.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

	Percent of primary risk in-force as of June 30, 2011	Percent of total reserves as of June 30, 2011 (1)	Delinquency rate
			June 30, 2011	December 31, 2010	June 30, 2010
By State:
Florida	7%	24%	28.35%	28.31%	28.86%
Texas	7%	3%	7.61%	8.71%	8.80%
New York	7%	5%	9.71%	9.76%	8.88%
California	5%	7%	12.24%	13.99%	16.40%
Illinois	5%	7%	15.90%	15.79%	15.79%
Georgia	4%	4%	14.70%	16.16%	17.13%
North Carolina	4%	3%	10.93%	11.23%	11.12%
New Jersey	4%	5%	17.73%	17.30%	16.36%
Pennsylvania	4%	2%	10.81%	10.94%	10.34%
Ohio	3%	2%	8.00%	8.19%	7.85%

(1)	Total reserves were $2,506 million as of June 30, 2011.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2011:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2000 and prior	7.84%	1.3%	$1,876	1.6%	$481	1.7%
2001	7.58%	0.7	954	0.8	240	0.9
2002	6.64%	1.5	2,358	2.0	581	2.1
2003	5.65%	3.7	9,603	7.9	1,622	5.8
2004	5.88%	4.2	5,963	4.9	1,354	4.8
2005	5.98%	12.6	9,710	8.0	2,501	8.9
2006	6.49%	19.7	13,144	10.9	3,216	11.5
2007	6.56%	40.0	29,077	24.0	7,171	25.6
2008	6.15%	15.8	26,922	22.3	6,685	23.8
2009	5.08%	0.3	7,982	6.6	1,386	4.9
2010	4.66%	0.2	9,085	7.5	1,872	6.7
2011	4.63%	—	4,264	3.5	920	3.3

Total portfolio	6.08%	100.0%	$120,938	100.0%	$28,029	100.0%

(1)	Total reserves were $2,506 million as of June 30, 2011.

Corporate and Other

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Net investment income	$43	$35	$8	23%
Net investment gains (losses)	(1)	(68)	67	99%
Insurance and investment product fees and other	1	(3)	4	133%

Total revenues	43	(36)	79	NM (1)

Benefits and expenses:
Interest credited	31	35	(4)	(11)%
Acquisition and operating expenses, net of deferrals	—	9	(9)	(100)%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%
Interest expense	86	70	16	23%

Total benefits and expenses	120	118	2	2%

Loss before income taxes	(77)	(154)	77	50%
Benefit for income taxes	—	(51)	51	100%

Net loss available to Genworth Financial, Inc.’s common stockholders	(77)	(103)	26	25%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	42	(42)	(100)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(77)	$(61)	$(16)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a higher net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of lower tax benefits and higher interest expense, partially offset by an increase in net investment income and lower operating expenses.

Revenues

Higher investment income was primarily driven by higher dividend income from equity investments and $3 million of higher gains related to limited partnerships accounted for under the equity method in the current year.

Net investment losses decreased primarily related to derivative activity associated with certain consolidated securitization entities and lower impairments.

Insurance and investment product fees and other increased mainly attributable to non-functional currency transactions attributable to changes in foreign exchange rates in the current year.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Operating expenses decreased as a result of higher allocated expenses to the operating segments in the current year.

Interest expense increased related to the debt issuances in June and November 2010 and March 2011.

The decrease in the income tax benefit was primarily related to tax expense allocated to Corporate and Other activities in the current year.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Net investment income	$69	$44	$25	57%
Net investment gains (losses)	(8)	(84)	76	90%
Insurance and investment product fees and other	3	—	3	NM (1)

Total revenues	64	(40)	104	NM (1)

Benefits and expenses:
Interest credited	64	74	(10)	(14)%
Acquisition and operating expenses, net of deferrals	(5)	17	(22)	(129)%
Amortization of deferred acquisition costs and intangibles	6	8	(2)	(25)%
Interest expense	168	140	28	20%

Total benefits and expenses	233	239	(6)	(3)%

Loss before income taxes	(169)	(279)	110	39%
Benefit for income taxes	(16)	(208)	192	92%

Net loss available to Genworth Financial, Inc.’s common stockholders	(153)	(71)	(82)	(115)%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	4	53	(49)	(92)%
Net tax benefit related to separation from our former parent	—	(106)	106	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(149)	$(124)	$(25)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a higher net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of lower tax benefits and higher interest expense, partially offset by an increase in net investment income and lower operating expenses.

Revenues

Higher investment income was primarily driven by the improved performance of limited partnership investments accounted for under the equity method. Net investment income included $4 million of gains related to limited partnerships during the six months ended June 30, 2011 compared to losses of $21 million during the six months ended June 30, 2010.

Net investment losses decreased primarily related to derivative activity associated with certain consolidated securitization entities and lower impairments.

Insurance and investment product fees and other increased mainly attributable to non-functional currency transactions attributable to changes in foreign exchange rates in the current year.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Operating expenses decreased as a result of higher allocated expenses to the operating segments in the current year.

Interest expense increased related to the debt issuances in June and November 2010 and March 2011.

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

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2011		2010		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.2%	$693	5.0%	$646	0.2%	$47
Fixed maturity securities—non-taxable	4.1%	10	4.3%	16	(0.2)%	(6)
Commercial mortgage loans	5.6%	92	5.5%	99	0.1%	(7)
Restricted commercial mortgage loans related to securitization entities	7.8%	9	7.3%	10	0.5%	(1)
Equity securities	11.7%	10	11.8%	5	(0.1)%	5
Other invested assets	16.9%	55	14.9%	39	2.0%	16
Restricted other invested assets related to securitization entities	0.2%	—	—%	—	0.2%	—
Policy loans	7.9%	30	7.7%	28	0.2%	2
Cash, cash equivalents and short-term investments	0.7%	6	0.3%	4	0.4%	2

Gross investment income before expenses and fees	5.3%	905	4.9%	847	0.4%	58
Expenses and fees	(0.2)%	(24)	(0.1)%	(24)	(0.1)%	—

Net investment income	5.1%	$881	4.8%	$823	0.3%	$58

	Six months ended June 30,				Increase (decrease)
	2011		2010		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.1%	$1,363	5.0%	$1,272	0.1%	$91
Fixed maturity securities—non-taxable	4.1%	21	4.3%	32	(0.2)%	(11)
Commercial mortgage loans	5.6%	184	5.7%	203	(0.1)%	(19)
Restricted commercial mortgage loans related to securitization entities	7.7%	19	7.4%	20	0.3%	(1)
Equity securities	7.6%	13	9.4%	7	(1.8)%	6
Other invested assets	13.5%	89	6.8%	37	6.7%	52
Restricted other invested assets related to securitization entities	0.2%	—	0.6%	1	(0.4)%	(1)
Policy loans	7.9%	59	7.6%	55	0.3%	4
Cash, cash equivalents and short-term investments	0.7%	12	0.3%	9	0.4%	3

Gross investment income before expenses and fees	5.1%	1,760	4.8%	1,636	0.3%	124
Expenses and fees	(0.1)%	(49)	(0.2)%	(48)	0.1%	(1)

Net investment income	5.0%	$1,711	4.6%	$1,588	0.4%	$123

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended June 30, 2011, the increase in overall weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and $16 million of bond calls and prepayments in the current year. Net investment income for the three months ended June 30, 2011 included $7 million of higher gains related to limited partnerships as compared the three months ended June 30, 2010.

For the six months ended June 30, 2011, the increase in overall weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and $20 million of higher bond calls and prepayments in the current year. Net investment income for the six months ended June 30, 2011 included $21 million of gains related to limited partnerships as compared to $24 million of losses for the six months ended June 30, 2010.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2011	2010	2011	2010
Available-for-sale securities:
Realized gains	$25	$53	$54	$76
Realized losses	(34)	(36)	(65)	(74)

Net realized gains (losses) on available-for-sale securities	(9)	17	(11)	2

Impairments:
Total other-than-temporary impairments	(28)	(24)	(59)	(101)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	2	(27)	(3)	(30)

Net other-than-temporary impairments	(26)	(51)	(62)	(131)

Trading securities	14	(4)	25	2
Commercial mortgage loans	2	(18)	1	(22)
Net gains (losses) related to securitization entities	(5)	(47)	5	(36)
Derivative instruments	(15)	(38)	(25)	(46)
Other	(1)	2	(1)	22

Net investment gains (losses)	$(40)	$(139)	$(68)	$(209)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

•

We recorded $26 million of net other-than-temporary impairments for the three months ended June 30, 2011 as compared to $51 million for the three months ended June 30, 2010. Of total impairments for the three months ended June 30, 2011 and 2010, $17 million and $43 million, respectively, related to structured securities, including $9 million and $23 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended June 30, 2011 and 2010, we recorded $4 million and $5 million, respectively, of impairments related to commercial mortgage loans and $2 million and $4 million, respectively, of impairments related to limited partnership investments. For the three months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $15 million for the three months ended June 30, 2011 were primarily due to $16 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $4 million of losses associated with derivatives used to hedge foreign currency risk. These losses were partially offset by $3 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $2 million of gains in other non-qualified interest rate swaps. Net investment losses related to derivatives of $38 million for the three months ended June 30, 2010 were primarily related to $31 million of losses from the change in value of our credit default swaps due to widening credit spreads, $21 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $9 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $15 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $4 million of gains from other non-qualified interest rate swaps, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $2 million of gains from foreign currency options and forward contracts.

•

Net losses related to the sale of available-for-sale securities were $9 million during the three months ended June 30, 2011 compared to net gains of $17 million during the three months ended June 30, 2010. We recorded $14 million of net gains related to trading securities during the three months ended June 30, 2011. We recorded $42 million of lower net losses related to securitization entities during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily associated with lower losses related to derivatives. We also recorded $2 million of gains related to commercial mortgage loans during the three months ended June 30, 2011 attributable to a decrease in the allowance compared to $18 million of losses during the three months ended June 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2011 and 2010 was $294 million from the sale of 78 securities and $858 million from the sale of 159 securities, respectively, which was approximately 91% and 96% of book value for the three months ended June 30, 2011 and 2010, respectively. The loss on sales of securities in the three months ended June, 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the second quarter of 2011 included one foreign corporate security that was sold for a total loss of $11 million related to portfolio repositioning activities. The securities sold at a loss in the second quarter of 2010 included one mortgage-backed security that was sold for a total loss of $4 million related to portfolio repositioning activities.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

•

We recorded $62 million of net other-than-temporary impairments for the six months ended June 30, 2011 as compared to $131 million for the six months ended June 30, 2010. Of total impairments for the six months ended June 30, 2011 and 2010, $38 million and $105 million, respectively, related to structured securities, including $24 million and $59 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million and $5 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we recorded $5 million of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. For the six months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment. For the six months ended June 30, 2010, we also recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $25 million for the six months ended June 30, 2011 were primarily due to $20 million of losses from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the gains in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs and $13 million of losses associated with derivatives used to hedge foreign currency risk. These losses were partially offset by $5 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $3 million of gains in other non-qualified interest rate swaps. Net investment losses related to derivatives of $46 million for the six months ended June 30, 2010 were primarily related to $35 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs, $27 million of losses from the change in value of our credit default swaps due to widening credit spreads and $6 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These losses were partially offset by $13 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $7 million of gains from other non-qualified interest rate swaps and $2 million of gains related to embedded derivatives associated with certain reinsurance agreements.

•

Net losses related to the sale of available-for-sale securities were $11 million during the six months ended June 30, 2011 compared to net gains of $2 million during the six months ended June 30, 2010. We recorded $23 million of higher gains related to trading securities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We recorded $5 million of net gains related to securitization entities during the six months ended June 30, 2011 primarily related to gains on trading securities compared to $36 million of net losses during the six months ended June 30, 2010 primarily associated with derivatives. We also recorded $1 million of gains related to commercial mortgage loans during the six months ended June 30, 2011 attributable to a decrease in the allowance compared to $22 million of losses during the six months ended June 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2011 and 2010 was $691 million from the sale of 145 securities and $1,416 million from the sale of 239 securities, respectively, which was approximately 93% and 95%, respectively, of book value. The loss on sales of securities in the six months ended June 30, 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the six months ended June 30, 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011 and one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011 related to portfolio repositioning activities. The securities sold at a loss during the six months ended June 30, 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010 and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities.

Investment portfolio

We analyze our investment portfolio on a security by security basis as part of our ongoing evaluation of our holdings. A component of this ongoing evaluation is an internal credit monitoring process that includes a fundamental evaluation of the credit risk for each security. In this evaluation, we consider published ratings, when available. However, our analysis is not intended to validate nor make any judgments with respect to the validity of any third-party credit ratings but, rather, is intended to serve as the basis for making decisions with respect to our ongoing management of our investment portfolio. Additionally, in any financial reporting disclosure where ratings are presented or stratified, such as investment grade and below investment grade, we utilize the Nationally Recognized Statistical Rating Organization (“NRSRO”) rating, when available, and do not make any adjustments to third-party ratings in such disclosures.

In our evaluation of our securities, we consider current market spreads and ratings published by a NRSRO in our analysis. For corporate securities, we consider factors such as the financial results and ratios of a company, capital structure, industry, covenants and other available information including updates from rating agencies. For structured securities, we also consider underlying asset performance including default, delinquency, loan-to-value of the collateral, third-party enhancement and current levels of subordination. Although we consider NRSRO ratings, they are not considered a significant component of our analysis of fair value or other-than-temporary impairments.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,525	61%	$42,526	59%
Private	12,696	18	12,657	18
Commercial mortgage loans	6,432	9	6,718	9
Other invested assets	3,301	5	3,854	5
Policy loans	1,542	2	1,471	2
Restricted commercial mortgage loans related to securitization entities	457	1	507	1
Restricted other invested assets related to securitization entities	379	—	372	1
Equity securities, available-for-sale	374	—	332	1
Cash and cash equivalents	2,831	4	3,132	4

Total cash, cash equivalents and invested assets	$71,537	100%	$71,569	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2011, approximately 4% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,548	$153	$—	$(19)	$—	$3,682
Tax-exempt (1)	940	19	—	(94)	—	865
Government—non-U.S.	2,265	128	—	(4)	—	2,389
U.S. corporate (2)	23,081	1,260	13	(307)	—	24,047
Corporate—non-U.S.	14,038	530	—	(139)	(1)	14,428
Residential mortgage-backed (3)	5,252	174	15	(268)	(190)	4,983
Commercial mortgage-backed	3,767	135	6	(153)	(34)	3,721
Other asset-backed (3)	2,172	22	—	(86)	(2)	2,106

Total fixed maturity securities	55,063	2,421	34	(1,070)	(227)	56,221
Equity securities	352	25	—	(3)	—	374

Total available-for-sale securities	$55,415	$2,446	$34	$(1,073)	$(227)	$56,595

(1)	Fair value included municipal bonds of $545 million related to special revenue bonds, $282 million related to general obligation bonds and $38 million related to other municipal bonds.
(2)	Fair value included municipal bonds of $522 million related to special revenue bonds and $356 million related to general obligation bonds.
(3)	Fair value included $414 million collateralized by sub-prime residential mortgage loans and $331 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,568	$145	$—	$(8)	$—	$3,705
Tax-exempt (1)	1,124	19	—	(113)	—	1,030
Government—non-U.S.	2,257	118	—	(6)	—	2,369
U.S. corporate (2)	23,282	1,123	10	(448)	—	23,967
Corporate—non-U.S.	13,180	485	—	(167)	—	13,498
Residential mortgage-backed (3)	4,821	116	18	(304)	(196)	4,455
Commercial mortgage-backed	3,936	132	6	(286)	(45)	3,743
Other asset-backed (3)	2,494	18	—	(94)	(2)	2,416

Total fixed maturity securities	54,662	2,156	34	(1,426)	(243)	55,183
Equity securities	323	13	—	(4)	—	332

Total available-for-sale securities	$54,985	$2,169	$34	$(1,430)	$(243)	$55,515

(1)	Fair value included municipal bonds of $666 million related to special revenue bonds, $309 million related to general obligation bonds and $55 million related to other municipal bonds.
(2)	Fair value included municipal bonds of $682 million related to special revenue bonds and $394 million related to general obligation bonds.
(3)	Fair value included $457 million collateralized by sub-prime residential mortgage loans and $376 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $1.0 billion primarily due to the decline in interest rates and the decline in the value of the U.S. dollar.

The majority of our unrealized losses were related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $98 million and $128 million as of June 30, 2011 and December 31, 2010, respectively.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,988	846	49%	$30	5
2005	1,415	309	64%	3	1
2006	1,293	278	73%	4	1
2007	1,275	188	77%	—	—
2008	272	57	73%	2	1
2009	—	—	—%	—	—
2010	103	17	63%	—	—
2011	139	27	65%	—	—

Total	$6,485	1,722	64%	$39	8

(1)	Represents weighted-average loan-to-value as of June 30, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total recorded investment (1)	Number of loans	Loan- to-value (2)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$2,167	908	51%	$21	6
2005	1,457	312	65%	—	—
2006	1,417	283	73%	9	1
2007	1,347	193	79%	9	2
2008	280	58	77%	11	2
2009	—	—	—%	—	—
2010	104	17	58%	—	—

Total	$6,772	1,771	65%	$50	11

(1)	Re-presented to include $4 million of net premium/discount on our commercial mortgage loans.
(2)	Represents weighted-average loan-to-value as of December 31, 2010.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2011	Six months ended June 30, 2011
Allowance for credit losses:
Beginning balance	$58	$59
Charge-offs	(4)	(5)
Recoveries	—	—
Provision	3	3

Ending balance	$57	$57

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$57	$57

Recorded investment:
Ending balance	$6,485	$6,485

Ending balance of individually impaired loans	$13	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,472	$6,472

The charge-offs during 2011 were related to individually impaired commercial mortgage loans.

The following table presents the activity in the allowance for losses during the periods indicated:

(Amounts in millions)	As of or for the three months ended June 30, 2010	As of or for the six months ended June 30, 2010
Beginning balance	$52	$48
Provision (1)	18	22
Release	—	—

Ending balance	$70	$70

(1)	Includes $13 million related to held-for-sale commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	June 30, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$459	192	40%	$3	2

Total	$459	192	40%	$3	2

(1)	Represents weighted-average loan-to-value as of June 30, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$509	202	43%	$—	—

Total	$509	202	43%	$—	—

(1)	Represents weighted-average loan-to-value as of December 31, 2010.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$820	25%	$1,047	27%
Derivatives counterparty collateral	705	21	794	21
Trading securities	607	18	677	18
Securities lending collateral	554	17	772	20
Limited partnerships	346	11	340	9
Short-term investments	155	5	139	3
Other investments	114	3	85	2

Total other invested assets	$3,301	100%	$3,854	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily as a result the maturity of the swap arrangements associated with the maturity of ¥57.0 billion of senior notes in June 2011. Securities lending collateral decreased primarily due to no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets. The decrease in trading securities was attributable to sales and maturities exceeding purchases.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	June 30, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$995	$(157)	$13,193
Inflation indexed swaps	Notional	525	16	—	541
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	1,011	(648)	13,734

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(405)	1,359
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(405)	1,444

Total derivatives designated as hedges		15,220	1,011	(1,053)	15,178

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	314	(1,550)	6,445
Equity return swaps	Notional	208	139	—	347
Interest rate swaps related to securitization entities	Notional	129	—	(6)	123
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(100)	1,210
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	521	(480)	785
Financial futures	Notional	3,937	2,687	(3,463)	3,161
Other foreign currency contracts	Notional	521	185	(535)	171
Reinsurance embedded derivatives	Notional	72	89	—	161

Total derivatives not designated as hedges		15,004	4,050	(6,334)	12,720

Total derivatives		$30,224	$5,061	$(7,387)	$27,898

(Number of policies)	Measurement	December 31, 2010	Additions	Terminations	June 30, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	690	(1,326)	48,930

The decrease in the notional value of derivatives was primarily attributable to a $1.1 billion notional decrease in interest rate swaps and swaptions related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position, a $1.0 billion notional decrease in interest rate swaps and financial futures used to hedge liabilities related to our institutional products and a $1.0 billion notional decrease from maturing cross currency swaps and options related to the maturity of ¥57.0 billion of senior notes in June 2011. These decreases were partially offset by a $0.8 billion notional increase in cash flow hedges related to our interest rate hedging strategy associated with our long-term care insurance products.

Consolidated Balance Sheets

Total assets. Total assets decreased $0.1 billion from $112.4 billion as of December 31, 2010 to $112.3 billion as of June 30, 2011.

•

Cash, cash equivalents and invested assets decreased $32 million primarily from a decrease of $301 million in cash and cash equivalents, partially offset by an increase of $269 million in invested assets. The decrease in cash was primarily attributable to the repayment of debt in June 2011. Our fixed maturity securities portfolio increased $1,038 million resulting primarily from the decline in interest rates and the decline in the value of the U.S. dollar. Commercial mortgage loans decreased $286 million as collections exceeded originations during 2011. Other invested assets decreased $553 million primarily driven by no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and a decrease in derivatives, derivatives counterparty collateral and trading securities.

•	Separate account assets decreased $214 million primarily as a result of the discontinuance of new sales of variable annuities.

Total liabilities. Total liabilities decreased $0.6 billion from $97.4 billion as of December 31, 2010 to $96.8 billion as of June 30, 2011.

•

Our policyholder-related liabilities increased $13 million. Our long-term care insurance business increased from growth of the in-force block and higher claims. Our U.S. mortgage insurance business increased from a reserve strengthening in the current year which was partially offset by higher paid claims. These increases were partially offset by a decrease in our spread-based products from benefit payments and scheduled maturities of our spread-based and institutional products.

•

Other liabilities decreased $448 million primarily as a result of no longer recording the offsetting liability to the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and a decrease in our repurchase program.

•

Long-term borrowings decreased $197 million principally from the maturity of our ¥57.0 billion of senior notes in June 2011 and the redemption of the remaining outstanding shares of the Series A Preferred Stock for $57 million in June 2011. These decreases were partially offset by the issuance of $400 million of senior notes in March 2011 and the issuance of AUD$140 million of subordinated floating rate notes by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, in June 2011.

•	Separate account liabilities decreased $214 million primarily as a result of the discontinuance of new sales of variable annuities.

Total stockholders’ equity. Total stockholders’ equity increased $0.5 billion from $15.0 billion as of December 31, 2010 to $15.5 billion as of June 30, 2011.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $14 million for the six months ended June 30, 2011.

•

Accumulated other comprehensive income (loss) increased $570 million predominately attributable to higher unrealized investment gains and the weakening of the U.S. dollar against other currencies resulting in higher foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2011	2010
Net cash from operating activities	$842	$557
Net cash from investing activities	(6)	(723)
Net cash from financing activities	(1,169)	(243)

Net decrease in cash before foreign exchange effect	$(333)	$(409)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash inflows from operating activities in the first half of 2011 compared to the first half of 2010 was primarily as a result of lower tax settlements in the first half of 2011 and an increase from policy-related balances associated with the timing of payments.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had lower net cash outflows from investing activities in the first half of 2011 primarily from higher maturities of fixed maturity securities, partially offset by purchases exceeding sales in the current year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities in the first half of 2011 primarily related to debt repayments and redemptions of our investment contracts primarily from scheduled maturities and surrenders which exceeded deposits received on these contracts.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.

Under the securities lending program in the United States, the borrower is required to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2011 and December 31, 2010, the fair value of securities loaned under our securities lending program in the United States was $0.5 billion. As of June 30, 2011 and December 31, 2010, the fair value of collateral held under our securities lending program in the United States was $0.5 billion and the offsetting obligation to return collateral of $0.5 billion was included in other liabilities in the consolidated balance sheets. We had no non-cash collateral in our securities lending program in the United States as of June 30, 2011 and December 31, 2010.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of June 30, 2011 and December 31, 2010, the fair value of securities loaned under our securities lending program in Canada was $0.3 billion. Prior to the second quarter of 2011, we recorded non-cash collateral in other invested assets with a corresponding liability in other liabilities representing our obligation to return the non-cash collateral. Since we do not have rights to sell or pledge the non-cash collateral, we determined the gross presentation of these amounts were not required and changed our presentation of these amounts in the second quarter of 2011.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2011 and December 31, 2010, the fair value of securities pledged under the repurchase program was $1.6 billion and $1.7 billion, respectively, and the repurchase obligation of $1.5 billion and $1.7 billion, respectively, was included in other liabilities in the consolidated balance sheets.

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

Our holding company had $657 million and $813 million of cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively. Our holding company also had $10 million and $200 million in highly liquid U.S. government bonds as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, we received dividends from our subsidiaries of $39 million, of which $24 million came from our non-U.S. subsidiaries. In July 2011, we received $65 million of dividends from one of our non-U.S. subsidiaries in connection with proceeds from the Canadian share repurchase in the second quarter of 2011.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2011, our total cash, cash equivalents and invested assets were $71.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2011.

As of June 30, 2011, we had approximately $291 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

We are executing a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by using a portion of common shares of Genworth Canada, with an estimated market value of $375 million, currently held by Brookfield, our indirect wholly-owned subsidiary. Once this transaction is complete, we will continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield will have the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then current market price. Brookfield will also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies. This transaction is undergoing customary regulatory review and is expected to be effective as of June 30, 2011, for statutory financial reporting purposes.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin and we have access to $1.9 billion under these facilities. As of June 30, 2011, we had no borrowings under these facilities; however, we utilized $279 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries.

In June 2011, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited expects to use the proceeds it received from this transaction for general corporate purposes.

During the second quarter of 2011, we repaid ¥57.0 billion of senior notes that matured in June 2011, plus accrued interest. In addition, the arrangements to swap our obligations under these notes to a U.S. dollar obligation matured. These swaps had a notional principal amount of $491 million with interest at a rate of 4.84% per year. Upon maturity of these swaps, we received $212 million from the derivative counterparty resulting in a net repayment of $491 million of principal related to these notes.

On June 1, 2011, we redeemed all the remaining outstanding shares of the Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

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

In the second quarter of 2011, we repurchased principal of $57 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $17 million.

In June 2011, Genworth Canada, our indirect subsidiary, repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield, our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and received CAD$90 million and continues to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2011 or 2010.

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

Credit markets continued to show signs of improvement across most asset classes in the first half of 2011. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the second quarter of 2011, the currencies in Canada, Australia and Europe strengthened against the U.S. dollar as compared to the second quarter of 2010 and the first quarter of 2011. This has generally resulted in higher levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2011

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there were no material developments during the six months ended June 30, 2011 in any of the legal proceedings identified in Part I, Item 3 of our 2010 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. In addition, except as described below, there were no new material legal proceedings during the quarter ended June 30, 2011.

On June 22, 2011, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. In addition to the subpoena, other state regulators are conducting reviews and examinations on the same subject. We are cooperating with these requests and inquiries.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2010 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2011, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 5.	Other Information

Genworth Financial, Inc. (the “Company”) maintains the Amended and Restated 2005 Change of Control Plan (the “2005 Plan”), under which severance benefits are offered to certain of the Company’s key executives, including executive officers, in the event that their employment is terminated in connection with a change of control of the Company. The Management Development and Compensation Committee (the “Committee”) of the Board of Directors of the Company reviews the 2005 Plan annually. Following the Committee’s 2011 review, the Committee decided that there will be no new participants under the 2005 Plan and that a new plan should be created to offer comparable severance benefits to newly designated key executives. On August 1, 2011, the Committee adopted the Genworth Financial, Inc. 2011 Change of Control Plan (the “2011 Plan”).

The 2011 Plan is identical to the 2005 Plan, except that the 2011 Plan does not provide participants with any tax gross-up benefits. Consistent with the 2005 Plan, the 2011 Plan includes two tiers of benefits that apply to executives who are designated by the Committee. Upon adoption of the 2011 Plan, Tier I benefits initially apply to Martin P. Klein, who was previously appointed Senior Vice President—Chief Financial Officer of the Company effective May 11, 2011, and Tier II benefits initially apply to selected other executives approved by the Committee. The following summary of the 2011 Plan is qualified in its entirety by reference to the text of the 2011 Plan, a copy of which is filed as an exhibit to this report.

Summary of 2011 Plan

Benefits under the 2011 Plan are paid only upon the occurrence of two clearly defined events. First, a change of control of the Company (as defined in the 2011 Plan) must have occurred. Second, in order to be eligible for benefits under the 2011 Plan, the designated executive’s employment must either be terminated without cause (and not as a result of death or permanent disability), or by the designated executive for “good reason,” in each case within 24 months from the date of a change of control. Such employment terminations are referred to as a “Qualified Termination.”

Upon the occurrence of a Qualified Termination, a participating executive will receive the following severance benefits:

•

Cash payment. A Tier I executive will receive 200% of the sum of his or her base salary and a targeted annual incentive payment; a Tier II executive will receive 150% of the sum of his or her base salary and a targeted annual incentive payment.

•

Short-term incentive award. The participating executive will receive a pro-rated bonus earned for the portion of the year worked in which termination occurs, based on the executive’s targeted annual incentive payment and the number of days in the year prior to the Qualified Termination.

•

Equity-based incentive awards. All performance-based equity awards will become fully vested based on a target level of performance, and will payout pro rata based on the portion of the performance period elapsed prior to the Qualified Termination. Stock options, restricted stock units and other time-vesting equity awards will become immediately vested, and all restrictions on shares subject to awards will lapse, except for the portion of any award of restricted stock units that vest upon retirement.

•

Retirement provisions. The participating executive will be fully and immediately vested in any funded or unfunded or nonqualified pension or deferred compensation plans in which he or she participates, with payment being made in accordance with the terms of such plans.

•	Health and welfare benefits. The participating executive will receive health and welfare benefit coverage for 18 months.

In addition, upon a Qualified Termination, if a participating executive elects to enter into a non-competition agreement for 18 months, then he or she will be entitled to receive the following enhanced benefits, in addition to the benefits described above:

•

Cash payment. Upon the expiration and successful completion of the non-competition agreement, a Tier I executive will receive an additional payment equal to 100% of the sum of his or her base salary and a targeted annual incentive payment. A Tier II executive will receive an additional payment equal to 50% of the sum of his or her base salary and a targeted annual incentive payment.

•	Equity-based incentive awards. The restrictions on an award of restricted stock units that vest upon retirement shall immediately lapse.

Section 4999 of the Internal Revenue Code imposes a 20% excise tax on individuals who receive compensation in connection with a change of control that exceeds certain specified limits (generally three times his or her average taxable compensation over the last five or fewer years). Because of the way the excise tax is applied, a participant could be better off on an after-tax basis in some instances by taking a lower severance benefit in order to avoid the excise tax. The 2011 Plan provides for such a cut back of benefits, but only if the participant would be benefited by the cut back.

To receive any severance benefits under the 2011 Plan, a participant must execute a general release of claims against the Company and agree to certain restrictive covenants, including restrictions on the use of confidential information and restrictions on the solicitation of customers and employees for 18 months following a Qualified Termination.

The 2011 Plan became effective August 1, 2011. It is attached as Exhibit 10 to this report and is incorporated herein by reference.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc.

3.2	Certificate of Retirement of 5.25% Series A Cumulative Preferred Stock of Genworth Financial, Inc.

10	Genworth Financial, Inc. 2011 Change of Control Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 2, 2011

	By:	/s/ AMY R. CORBIN
Amy R. Corbin
Vice President and Controller
(Duly Authorized Officer and
Principal Accounting Officer)